Form 10-Q
period 1996-05-31
UNITED INTERNATIONAL HOLDINGS INC
filed 1996-07-15
CIK 887949

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended               May 31, 1996
                      __________________________________________________________

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                          to
                               ________________________    _____________________

Commission File Number:  0-21974

                      United International Holdings, Inc.
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

            Delaware                               84-1116217
________________________________________________________________________________
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

  4643 South Ulster St.  #1300   Denver, CO                  80237
________________________________________________________________________________
  (Address of principal executive offices)                 (Zip Code)

                                (303) 770-4001
________________________________________________________________________________
             (Registrant's telephone number, including area code)

________________________________________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              [X] Yes      [ ] No

  The number of shares outstanding of the registrant's common stock as of July 10, 1996 was:

  Class A Common Stock -- 25,761,925 shares
  Class B Common Stock -- 13,256,469 shares

                      UNITED INTERNATIONAL HOLDINGS, INC.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                    Page
                                                   Number
                                                   ------
Item 1 - Financial Statements
- ------

   Condensed Consolidated Balance Sheets as of
    May 31, 1996 and February 29, 1996
    (Unaudited)..................................      2

   Condensed Consolidated Statements of
    Operations For the Three  Months Ended
    May 31, 1996 and 1995 (Unaudited)............      3

   Condensed Consolidated Statement of
    Stockholders' Equity For the Three Months
    Ended May 31, 1996 (Unaudited)...............      4

   Condensed Consolidated Statements of Cash
    Flows For the Three Months Ended
    May 31, 1996 and 1995 (Unaudited)............      5

   Notes to Condensed Consolidated Financial
    Statements (Unaudited).......................      6

Item 2 - Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations..........................     12

                          PART II - OTHER INFORMATION
                          ---------------------------

                                                    Page
                                                   Number
                                                   ------

Item 5 -  Other Information......................     18
- ------

Item 6 -  Exhibits and Reports on Form 8-K.......     24
- ------

                      UNITED INTERNATIONAL HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)

                                           May 31,    February 29,
                                            1996          1996
                                        ----------- --------------
ASSETS
Cash and cash equivalents..............   $  65,946      $ 112,218
Restricted cash and short-term
 investments...........................      14,073         14,073
Short-term investments.................      42,157         35,692
Management fee receivables.............         958            498
Costs to be reimbursed by affiliated
 companies, net........................       8,166          7,972
Notes receivable.......................       6,581          7,581
Property, plant and equipment, net of
 accumulated depreciation of $3,921 and
 $2,097, respectively..................      49,028         31,102
Acquisition, transaction and
 development costs, net................       5,427          4,541
Investments in and advances to
 affiliated companies, accounted for
 under the equity method, net..........     270,733        272,205
Other investments in affiliated
 companies, including  marketable
 equity securities.....................       3,809          3,273
Goodwill, net..........................      45,977         45,629
Other assets, net......................      44,947         45,422
                                          ---------      ---------

Total assets...........................   $ 557,802      $ 580,206
                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
 liabilities...........................   $  13,260      $  11,068
Accrued funding obligations............       2,769          2,163
Senior secured notes and other debt....     384,892        371,251
                                          ---------      ---------

Total liabilities......................     400,921        384,482
                                          ---------      ---------

Minority interest in subsidiaries......       1,889          2,509
                                          ---------      ---------

Warrants to purchase Class A Common
 Stock.................................          --         11,167
                                          ---------      ---------
Preferred stock, $.01 par value,
 3,000,000 shares authorized, 170,513
 shares of Convertible Preferred Stock,
 Series A issued and outstanding,
 stated at liquidation value...........      30,370         30,072
                                          ---------      ---------
Commitments (Note 4)
Stockholders' Equity:
Class A Common Stock, $.01 par value,
 60,000,000 shares authorized,
 25,761,925 and 25,732,154 issued
 and outstanding, respectively.........         258            257
Class B Common Stock, $.01 par value,
 30,000,000 shares authorized,
 13,256,469 and 13,274,685 issued
 and outstanding, respectively.........         132            133
Additional paid-in capital.............     335,062        325,716
Deferred compensation..................        (948)          (842)
Unrealized loss on investment..........        (653)        (1,189)
Cumulative translation adjustments.....      (9,183)        (7,371)
Accumulated deficit....................    (200,046)      (164,728)
                                          ---------      ---------
Total stockholders' equity.............     124,622        151,976
                                          ---------      ---------
Total liabilities and stockholders'
 equity................................   $ 557,802      $ 580,206
                                          =========      =========

                The accompanying notes are an integral part of
                 these condensed consolidated balance sheets.

                      UNITED INTERNATIONAL HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)

                                                 For the Three
                                                 Months Ended
                                                    May 31,
                                          ----------------------------
                                              1996           1995
                                          ------------  --------------
Management fee income from related
 parties...............................   $       317     $        34
Service revenue........................         2,172             576
Operating expense......................        (5,109)         (1,270)
General and administrative expense.....        (6,344)         (5,436)
Depreciation and amortization..........        (2,897)         (1,093)
                                          -----------     -----------
  Net operating loss...................       (11,861)         (7,189)

Equity in losses of affiliated
 companies, net........................       (12,202)         (4,212)
Interest income........................         2,121           3,233
Interest income related parties, net...           288              79
Other interest expense.................       (13,717)         (7,568)
Provision for losses on investment
 related costs.........................          (352)           (377)
Other..................................          (321)             41
                                          -----------     -----------

  Net loss before minority interest....       (36,044)        (15,993)
Minority interest in subsidiaries......           726             713
                                          -----------     -----------

  Net loss.............................   $   (35,318)    $   (15,280)
                                          ===========     ===========

Net loss per common share..............   $     (0.91)    $     (0.50)
                                          ===========     ===========

Weighted average number of common
 shares outstanding....................    39,008,310      30,589,141
                                          ===========     ===========


  The accompanying notes are an integral part of these condensed consolidated statements.

                      UNITED INTERNATIONAL HOLDINGS, INC.

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   (Dollars in thousands, except share data)
                                  (Unaudited)


                                                Class A                      Class B
                                              Common Stock                Common Stock     Additional                  Unrealized
                                           ------------------           -----------------    Paid-In       Deferred   (Loss) Gain
                                           Shares      Amount           Shares     Amount    Capital     Compensation on Investment
                                           ------      ------           ------     ------    -------     ------------ -------------
Balances, February 29, 1996               25,732,154    $257           13,274,685   $133     $325,716        $(842)      $(1,189)
Issuance of Class A Common
 Stock in connection with
 Company's 401 (k) Plan....                    4,680      --                  --      --           74           --            --
Issuance of Class A Common
 Stock in connection
 with Company's Stock
 Option Plan...............                    6,875      --                  --      --           65           --            --
Amortization of deferred
 compensation..............                       --      --                  --      --           --          388            --
Exchange of Class B Common
 Stock for Class A Common
 Stock.....................                   18,216       1              (18,216)    (1)          --           --            --
Accretion of dividends on
 convertible preferred stock                      --      --                   --     --         (298)          --            --
Expiration of warrants not
 tendered to the
 Company...................                       --      --                   --     --        9,011           --            --
Repricing of stock options.                       --      --                   --     --          494         (494)           --
Unrealized gain (loss) on
 investment................                       --      --                   --     --           --           --           536
Cumulative translation
 adjustments...............                       --      --                   --     --           --           --            --
   Net loss................                       --      --                   --     --           --           --            --
                                          ----------    ----           ----------   ----     --------        -----     ----------

Balances, May 31, 1996.....               25,761,925    $258           13,256,469   $132     $335,062        $(948)       $  (653)
                                          ==========    ====           ==========   ====     ========        =====     ==========

                                         Cumulative
                                        Translation          Accumulated
                                        Adjustments           Deficit               Total
                                        -----------           -------               -----
Balances, February 29, 1996               $(7,371)          $(164,728)            $151,976
Issuance of Class A Common
 Stock in connection with
 Company's 401 (k) Plan....                    --                  --                   74
Issuance of Class A Common
 Stock in connection
 with Company's Stock
 Option Plan...............                    --                  --                   65
Amortization of deferred
 compensation..............                    --                  --                  388
Exchange of Class B Common
 Stock for Class A Common
  Stock....................                    --                  --                   --
Accretion of dividends on
 convertible preferred
  stock....................                    --                  --                 (298)
Expiration of warrants not
 tendered to the Company                       --                  --                9,011
Repricing of stock options.                    --                  --                   --
Unrealized gain (loss) on
 investment................                    --                  --                  536
Cumulative translation
 adjustments...............                (1,812)                 --               (1,812)
   Net loss................                    --             (35,318)             (35,318)
                                           ------             -------              -------

Balances, May 31, 1996.....               $(9,183)          $(200,046)            $124,622
                                          =======           =========             ========

        The accompanying notes are an integral part of these condensed consolidated statements.

                      UNITED INTERNATIONAL HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                    For the Three Months Ended
                                                                                              May 31,
                                                                                ------------------------------------
                                                                                        1996             1995
                                                                                ------------------- ----------------
Cash flows from operating activities
Net Loss ....................................................................        $(35,318)         $(15,280)
    Adjustments to reconcile net loss to net cash flows from operating activities:
     Equity in losses of affiliated companies, net ..........................          12,185             4,277
     Minority interest share of losses ......................................            (726)             (713)
     Depreciation and amortization ..........................................           2,897             1,093
     Amortization of deferred compensation ..................................             388               223
     Accretion of interest on senior secured notes ..........................          13,229             7,436
     Issuance of common stock in connection with Company's 401(k) Plan ......              74                54
     Provision for losses on investment related costs .......................             352               377
     (Increase) decrease in management fee receivables ......................            (460)               28
     Increase in other assets ...............................................          (2,982)           (1,311)
     Increase (decrease) in accounts payable, accrued liabilities and other..           1,433            (3,911)
                                                                                     --------          --------
     Net cash flows from operating activities ...............................          (8,928)           (7,727)
                                                                                     --------          --------
Cash flows from investing activities
    Purchase of short-term investments ......................................         (50,890)          (41,823)
    Proceeds from sale of short-term investments ............................          44,424            64,950
    Restricted cash and short-term investments released .....................              --             6,600
    Investments in and advances to affiliated companies and other
      investments ...........................................................         (12,980)           (5,674)
    Increase in notes receivable ............................................            (264)           (3,068)
    Reimbursement of notes receivable .......................................           1,264                --
    Proceeds from sale of affiliated company ................................           3,000                --
    Advances to related parties .............................................              --                (3)
    Increase in costs to be reimbursed by affiliated companies, net .........          (1,219)             (202)
    Acquisition, transaction and development costs incurred .................          (1,190)           (1,723)
    Purchase of property, plant and equipment ...............................         (18,202)           (3,566)
                                                                                     --------          --------
    Net cash flows from investing activities ................................         (36,057)           15,491
                                                                                     --------          --------
Cash flows from financing activities
    Issuance of common stock in connection with Company's Stock
      Option Plan ...........................................................              65               101
    Deferred debt offering costs ............................................             (69)               --
    Borrowing of other debt .................................................             725                --
    Payment of warrants tendered to the Company .............................          (2,156)               --
                                                                                      -------          --------
    Net cash flows from financing activities ................................          (1,435)              101
                                                                                     --------          --------
Effect of exchange rates on cash ............................................             148               723
                                                                                     --------          --------
(Decrease) increase in cash and cash equivalents ............................         (46,272)            8,588
Cash and cash equivalents, beginning of period ..............................         112,218            30,717
                                                                                     --------          --------
Cash and cash equivalents, end of period ....................................        $ 65,946          $ 39,305
                                                                                     ========          ========
Supplemental cash flow disclosures:
Cash paid for interest ......................................................        $    256          $     82
                                                                                     ========          ========
Cash received for interest ..................................................        $  1,911          $  3,546
                                                                                     ========          ========

   The accompanying notes are an integral part of these condensed consolidated statements.

                      UNITED INTERNATIONAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 1996
                     (Monetary amounts stated in thousands)
                                  (Unaudited)



1.  Organization and Basis of Presentation

 United International Holdings, Inc. (the "Company") was formed as a Delaware corporation in 1989, for the purpose of developing, acquiring and managing multi-channel television operations and related businesses. The following chart presents a summary of the Company's current significant investments in multi-channel television, programming distribution and telephony operations.

     ----------------------      ----------------------
       Philips Media B.V.         United International
                                     Holdings, Inc.
     ----------------------      ----------------------
                50%                50%          100%
                ----------------------          ----------------------
                  United and Philips             United International
                  Communications B.V.              Properties, Inc.
                ----------------------          ----------------------

- -------------------------------------              -------------------------------------
Europe                                             Latin America
- ------                                             -------------
Interests Held Directly
Radio Public (Belgium)         100.0%              Cablevision S.A. (Chile)       100.0%
Kabel Net (Czech Rep.)         100.0               Cable Star (Peru)               94.0
KTE (Eindhoven,                                    STX (Chile)(1)                  65.0
 the Netherlands)              100.0               Megapo (Mexico)(2)              49.0
Marne la Vallee (France)       100.0               Jundiai TV (Brazil)             46.3
Telekable Group (Austria)       95.0               TV Show Brasil
Transvatel SRO                                      (Fortaleza, Brazil)            40.0
 (Slovak Republic)              75.0               Net Sao Paulo (Brazil)(3)       34.0
A2000 (Amsterdam, the
 Netherlands)                   50.0               Asia/Pacific
Citecable (France)              30.0               ------------
RKS Hamburg (Germany)           29.0               United Wireless (Australia)    100.0
Santander (Spain)               25.0               CTV (Australia)(4)              94.0
- -------------------------------------              STV (Australia)(4)              94.0
Interests Held Through UII                         Telefenua (Tahiti)(5)           90.0
                                                   Saturn (New Zealand)(6)         50.0
 Melita Cable (Malta)           42.5%              HITV (China)                    49.0
 Tevel (Israel)                 23.3               SCS (Philippines)(7)            40.0
 PHL (Ireland)                  20.0               XYZ (Australia)                 25.0

Interests Held Through UCI                         Other
 NorKabel (Norway)               8.3               -----
 Kabelkom (Hungary)              3.9               ITN(8)                          76.9
 Swedish Cable (Sweden)          2.2               Monor Communications
- -------------------------------------               (Hungary)                      48.4
                                                   Iberian Programming Services    33.8
                                                   Teleport (St. Petersburg)       30.0
                                                   ------------------------------------

(1) The Company acquired the remaining 35% interest in STX in June 1996.
(2) The Company holds a 49% interest in four affiliated companies and a 39% interest in a fifth company that have non-exclusive licenses to operate cable systems in southern Mexico.
(3) The Company has signed an agreement to sell its interest in Sao Paulo (see
    Note 5).
(4) The Company holds an effective 94% economic interest in CTV and STV, the two companies that form CEtv. The Company held an effective 50% economic interest in CEtv until December 1995 when it increased its effective economic ownership interest to 90% and May 31, 1996 when it increased its effective economic ownership interest to 94%. The Company has agreed to acquire the remaining 6% interest in CEtv, subject to certain conditions (see Note 5).
(5) The Company owns an effective 90% economic interest in the Tahiti project. The Company's economic interest will decrease to 75% and 64% once the Company has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.
(6) The Company has agreed to acquire the remaining 50% interest in Saturn (see
    Note 5).
(7) The Company currently holds a convertible loan, which upon full conversion would provide the Company with a 40% ownership interest in the Philippines operating company.
(8) In April 1996, the Company increased its ownership to 76.9% based on future capital contributions which were fully funded by July 1996.

                      UNITED INTERNATIONAL HOLDINGS, INC.

                                  (Unaudited)

   The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all majority-owned subsidiaries except Cablevision S.A. and Red de Television y Servicios por Cable S.A. ("STX") due to a joint venture in Chile which will reduce the Company's interest in Cablevision S.A. and STX below 50% (see Note 5). All affiliated companies are accounted for on a calendar year basis, versus the Company which has a fiscal yearend of February 28 (February 29 in leap years). The Company records its share of equity in income (losses) of affiliated companies or consolidates the affiliated companies based on the affiliated companies' calendar yearend results. Exchange rates used are as of May 31, 1996, unless otherwise noted. All significant intercompany accounts and transactions have been eliminated in consolidation.

   In May 1996, UIH Australia/Pacific, Inc. ("UIH AP"), a wholly-owned subsidiary of the Company, raised total gross proceeds of approximately $225,115 from the private offering of $443,000 aggregate principal amount of the 1996 Australia/Pacific 14% Senior Discount Notes due 2006 (the "1996 Australia/Pacific Notes"). The net proceeds will be used to fund system construction and initial marketing costs and working capital requirements of CEtv, Telefenua S.A., Saturn Communications Limited ("Saturn"), XYZ Entertainment Pty Ltd ("XYZ") and United Wireless Pty Limited. UIH AP has a fiscal yearend of December 31, thus as of May 31, 1996 the 1996 Australia/Pacific Notes totaling $226,515 (including accreted interest), cash of $154,270 and interest expense of $1,400, are not included in the Company's May 31, 1996 results, but will be in the Company's August 31, 1996 results. Of the proceeds, $35,000 was paid back to the Company for intercompany bridge loans, $28,200 was invested in affiliated companies and approximately $7,600 was used for offering costs.

   In the opinion of management, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of May 31, 1996, and the results of its operations for the three months ended May 31, 1996 and 1995. For a more complete understanding of the Company's financial position and results of operations, reference is made to the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended February 29, 1996.


2. Summary of Significant Accounting Policies

   Costs to be Reimbursed by Affiliated Companies

   The Company incurs costs on behalf of affiliated companies, such as expatriate salaries and benefits, travel and professional services. These costs are reimbursed by the affiliated companies. During June 1996, UPC paid the Company $4,524 for payment of its costs to be reimbursed.

                      UNITED INTERNATIONAL HOLDINGS, INC.

                                  (Unaudited)

 Investments in and Advances to Affiliated Companies, Accounted for Under the Equity Method

 All affiliated companies are accounted for on a calendar year basis, versus the Company which has a fiscal yearend of February 28 (February 29 in leap years). The Company records its share of equity in income (losses) of affiliated companies based on the affiliated companies' calendar yearend results. Investments in and advances to affiliated companies are as follows:

                                                                      As of
                                                                   May 31, 1996
                              -------------------------------------------------------------------------------------
                                 Investments in        Cumulative Equity        Cumulative
                                and Advances to      in Income (Losses) of     Translation     Valuation
                              Affiliated Companies   Affiliated Companies      Adjustments     Allowance      Total
                              --------------------   --------------------      -----------     ---------      -----
Europe
- ------
UPC.......................          $150,442               $(22,041)               $ (6,536)      $    --    $121,865
Monor Communications......            27,132                 (6,194)                 (2,846)           --      18,092
Latin America
- -------------
STX.......................            29,423                    480                    (791)           --      29,112
Cablevision, S.A..........            31,949                 (1,353)                   (251)           --      30,345
Net Sao Paulo.............            22,817                 (9,979)                     --            --      12,838
TV Show Brasil............             6,441                 (2,035)                     --            --       4,406
Megapo....................            32,491                   (333)                 (1,116)           --      31,042
Asia/Pacific
- ------------
Saturn....................             6,290                 (2,204)                    222            --       4,308
XYZ.......................            12,350                (12,460)                    110            --          --
SCS.......................             6,346                   (176)                    168            --       6,338
Other
- -----
Teleport..................             3,000                 (1,051)                     --        (1,949)         --
ITN.......................             4,626                 (1,641)                     --            --       2,985
Other.....................            11,526                 (2,124)                     --            --       9,402
                                    --------               --------                --------   -----------    --------
                                    $344,833               $(61,111)               $(11,040)      $(1,949)   $270,733
                                    ========               ========                ========   ===========    ========

                                                                      As of
                                                                February 29, 1996
                              -------------------------------------------------------------------------------------
                                 Investments in        Cumulative Equity        Cumulative
                                and Advances to      in Income (Losses) of     Translation     Valuation
                              Affiliated Companies   Affiliated Companies      Adjustments     Allowance      Total
                              --------------------   --------------------      -----------     ---------      -----
Europe
- ------
UPC.......................          $150,442               $(15,559)               $ (3,758)      $    --    $131,125
Monor Communications......            24,632                 (5,573)                 (2,654)           --      16,405
Latin America
- -------------
STX.......................            29,423                    205                    (671)           --      28,957
Cablevision, S.A..........            30,939                 (1,037)                   (125)           --      29,777
Net Sao Paulo.............            16,054                 (8,290)                     --            --       7,764
TV Show Brasil............             6,118                 (1,582)                     --            --       4,536
Megapo....................            32,491                    (48)                 (1,257)           --      31,186
Asia/Pacific
- ------------
Saturn....................             6,014                 (1,802)                    112            --       4,324
XYZ.......................            11,718                (11,737)                    111            --          92
SCS.......................             6,346                   (148)                    183            --       6,381
Other
- -----
Teleport..................             2,961                 (1,051)                     --        (1,910)         --
ITN.......................             3,862                 (1,032)                     --            --       2,830
Other.....................            10,008                 (1,180)                     --            --       8,828
                                    --------               --------                --------   -----------    --------
                                    $331,008               $(48,834)               $ (8,059)      $(1,910)   $272,205
                                    ========               ========                ========   ===========    ========

                      UNITED INTERNATIONAL HOLDINGS, INC.

                                  (Unaudited)


   Foreign Operations

   The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are presented in United States dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at yearend and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity.

   Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period end translations) or realized upon settlement of the transactions.

   In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows", cash flows from the Company's operations in foreign countries are translated based on average exchange rates for the period while balance sheet amounts are translated at period end exchange rates. As a result, amounts related to assets and liabilities reported on the Condensed Consolidated Statements of Cash Flows will not agree to changes in the corresponding balances on the Condensed Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported as a separate line below cash flows from financing activities.

3. Debt

   Debt consists of the following as of May 31, 1996 and February 29, 1996:

                                                           As of       As of
                                                          May 31,   February 29,
                                                            1996        1996
                                                         --------- -------------
Condensed Consolidated Income Statement Data
November 1994 14% senior secured notes,
 net of unamortized discount.........................     $237,272    $228,828
November 1995 14% senior secured notes,
 net of unamortized discount.........................       81,430      78,745
February 1996 14% senior secured notes,
 net of unamortized discount.........................       50,604      49,140
Note payable to a bank, paid in full in July 1996....        9,820       9,820
Note payable to a bank, interest at LIBOR plus ......
 1.75%, due December 31, 1996, secured by cash
 deposit.............................................        3,828       3,828
Note payable to a bank, paid in full in June 1996....          253          --
Capitalized lease obligation.........................        1,685         890
                                                           -------     -------
Total senior secured notes and other debt............     $384,892    $371,251
                                                           =======     =======

 The $237,272 of 14% senior secured notes were issued in November 1994 at a discount from their principal amount of $394,000 and accrete interest at a rate of 15.24% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

 The $81,430 of 14% senior secured notes were issued in November 1995 at a discount from their principal amount of $130,000 and accrete interest at a rate of 14% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

 The $50,604 of 14% senior secured notes were issued in February 1996 at a discount from their principal amount of $75,350 and accrete interest at a rate of 11.875% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

                      UNITED INTERNATIONAL HOLDINGS, INC.

                                   (Unaudited)


   The 1996 Australia/Pacific Notes, discussed in Note 1, were issued in May 1996 at a discount from their principal amount of $443,000 and accrete interest at a rate of 14% compounded semi-annually. Cash interest will not be paid prior to May 15, 2001. Thereafter, cash interest will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001.

   At any time between January 31, 1996 and March 1, 1996, holders of the warrants issued in connection with the November 1994 senior secured notes had the right to require the Company to repurchase all or part of such holder's warrants at a purchase price of $28.34 per warrant ($6.25 per underlying share). Holders of the warrants required the Company to purchase 76,070 warrants to purchase 344,932 shares of Class A Common Stock for a cost of $2,156 on March 1, 1996. The remaining outstanding warrants are exercisable at any time before November 15, 1999 at $15.00 per share.

   Included as restricted cash is $4,253 and $9,820 (which, subsequent to May 31, 1996 is no longer restricted due to the payment on debt noted above) related to guarantees on certain bank debt noted above.

4. Commitments


   A summary of the Company's guarantees as of May 31, 1996 is as follows:

                                                            Guarantees
                                                            ----------
    Teleport St. Petersburg.............................    $  2,070(1)
    Monor Communications................................      10,000(2)
                                                              ------
                                                            $ 12,070(3)
                                                              ======

   (1)  Amounts represent Company guarantees of affiliate debt.
   (2) The Company has entered into an arrangement with the lender to the Monor project that calls for a commitment of up to $10,000. The commitment can be used to pay project indebtedness of up to $5,000 for a specified period of time and up to $5,000 to be invested directly into the business.
   (3) In May 1996, a wholly-owned subsidiary of UIH AP guaranteed $10,000 of obligations of Australis Media Limited ("Australis"), a principal supplier of CEtv's programming. In connection with the guarantee, the wholly-owned subsidiary received warrants to purchase approximately 4.2 million ordinary shares of Australis. This guarantee is secured by a cash deposit of $10,000 by the wholly-owned subsidiary, which will be consolidated in the Company's second quarter.

   See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for projected fundings.

5. Subsequent Events

   In May 1996, the Company's wholly-owned subsidiary UIH AP increased its effective economic interest in CEtv to approximately 94% due to the conversion of certain bridge loans into equity and capital calls made that the minority partner did not fund. In June 1996, the minority partner agreed to sell and, subject to certain conditions, UIH AP agreed to acquire the minority partners' 6% economic interest in CEtv for approximately $8,000.

   On June 26, 1996, the Company acquired the remaining 35% interest in STX for a purchase price of approximately $24,000. The Company paid approximately $16,000 at closing, the balance to be paid over a two year period in quarterly installments.

   On June 26, 1996, the Company signed an agreement with VTR, a leading Chilean conglomerate with interests in telecommunications and natural resources, under which the parties will form a joint venture. The Company and VTR will contribute their respective Chilean multi-channel television assets to the joint venture of which the Company will own 34%. In December 1997, the Company will have the option to increase its interest to 50% after a revaluation of the properties subject to minimum and maximum values. Upon completion of the merger, the new joint venture will have 305,000 subscribers and will pass 1.25 million homes.

                      UNITED INTERNATIONAL HOLDINGS, INC.

                                  (Unaudited)


 In July 1996, UIH AP signed an agreement to acquire the remaining interest in Saturn. Thus, UIH AP will own 100% of Saturn. In exchange for the 50% interest in Saturn, the Company gave Saturn's other shareholder a 2.6% interest in UIH AP.

 In July 1996, the Company signed an agreement to sell its interest in Net Sao Paulo for approximately $78,000. Thus, the Company will recognize a gain on sale of approximately $65,000.

           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

                    (Monetary Amounts Stated in Thousands)

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein. Such condensed consolidated financial statements provide additional information regarding the Company's financial activities and condition.

Liquidity and Capital Resources

The Company's expenditures to date have been made in developing multi-channel television, programming and telephony operations in foreign countries. Except for the Company's working capital requirements, the Company's future cash needs will depend on management's acquisition and development decisions. The Company does not expect any operating company to pay dividends in the foreseeable future and accordingly does not expect any distributions to be made by any affiliates.

During the three months ended May 31, 1996, the Company incurred a net loss of $35,318 of which $12,185 was from non-cash equity in losses of affiliated companies. The Company also recorded accretion of non-cash interest expense on the senior secured notes totaling $13,229. The Company purchased $18,202 of property, plant and equipment, the majority of which was purchased by the Company's majority owned subsidiaries in Australia and Tahiti as those systems continue to construct their systems. The Company incurred $1,190 of acquisition, transaction and development costs, primarily with respect to its Latin America and Asia/Pacific regions. The Company's notes receivable decreased by $1,264 due to advances which were repaid. The Company invested $12,980 of cash in its affiliated companies and other investments due to expected additional investments to the existing systems. The Company purchased short-term investments of $50,890 and sold short-term investments of $44,424 as part of its cash management activities. The Company also paid $2,156 for warrants tendered to the Company.

During the three months ended May 31, 1995, the Company incurred a net loss of $15,280 of which $4,277 was from non-cash equity in losses of affiliated companies. The Company also recorded accretion of non-cash interest expense on the senior secured notes totaling $7,436. The Company purchased $3,566 of property, plant and equipment, the majority of which was purchased by the Company's majority owned subsidiaries in Tahiti and the Czech Republic as those systems continued to construct their MMDS systems. The Company incurred $1,723 of acquisition, transaction and development costs, primarily with respect to its Latin America and Asia/Pacific regions. The Company's notes receivable increased by $3,068 due to advances under a bridge loan to the other owners of SCS to meet their funding commitments to the project, for which the Company expects repayment in late 1996 pursuant to the terms of the bridge loans. The Company's restricted cash decreased $6,600 due to the release of funds in connection with the Company's planned investment in Megapo. The Company invested $5,674 of cash in its affiliated companies and other investments due to expected additional investments to the existing systems. The Company purchased short-term investments of $41,823 and sold short-term investments of $64,950 as part of its cash management activities.

The amount currently estimated by the Company for future fundings and capital commitments, as described in the following paragraphs, is intended to be funded using the Company's existing cash. While the Company currently anticipates funding the projects summarized below, there can be no assurance that the Company's actual expenditures will equal the currently anticipated amounts. If the Company's actual expenditures are less than the amounts indicated, the Company intends to use such remaining cash to pursue additional development and acquisition opportunities.

The following table summarizes the Company's remaining projected funding requirements for its projects other than UIH AP:

                                                   Projected Funding
                                           ----------------------------------
                                                       Portion
                                                       Funded
                                             Total      as of     Remaining
                               Type of     Expected    May 31,      as of
Location                       Project     Fundings     1996     May 31, 1996
- --------                       -------     ---------  ---------  ------------
Europe:
    Spain Programming        Programming    $ 11,613   $  5,438    $ 6,175
Latin America:
    Chile (Cablevision)      Cable system     32,223     31,285        938
    Chile (STX)              Cable system     53,283     29,275     24,008(1)
    Sao Paulo, Brazil        Cable system     27,000     22,817      4,183(2)
    Fortaleza, Brazil        MMDS system       8,402      6,060      2,342
    Jundiai, Brazil          Cable system      4,733      3,439      1,294
    Peru                     Cable system      3,767        811      2,956
Asia/Pacific:
    Hunan Province, China    Microwave
                             transmission
                             network           6,265      2,382      3,883
    Philippines              Cable system     14,200      6,032      8,168
Other:
    Teleport St. Petersburg  Telephony         4,206      1,905      2,301
    ITN, Inc.                --                5,180      4,626        554
                                            --------   --------    -------
        Total                               $170,872   $114,070    $56,802
                                            ========   ========    =======

(1) The remaining funding noted for STX is the purchase price for acquiring the remaining 35% from the other shareholder in STX.
(2) The Company has signed an agreement to sell its interest in Sao Paulo, thus reducing the remaining projected funding to zero.

The Company may also invest additional amounts in its existing operating systems and early stage projects or acquire interests from its partners in these systems. For example, the Company has signed an agreement with its partner in the Chile operating system to form a joint venture to which each party will contribute its respective multi-channel television assets in Chile and the Company will own 34%. The Company has an option in December 1997 to increase its ownership interest in the new joint venture to 50% based upon a revaluation of the properties contributed. Thus, the Company could fund additional amounts to increase the ownership percentage (subject to maximum and minimum values) of the joint venture.

The amount currently estimated by UIH AP for future fundings and capital commitments, as described below, is intended to be funded using the proceeds of $225.1 million from the sale of the 1996 Australia/Pacific Notes (see Note 1). In addition, UIH AP intends to raise additional funds through the sale of equity securities and/or further issuances of debt either by UIH AP, its immediate parent corporation or its operating companies.

The following table summarizes UIH AP's remaining projected funding requirements for its projects (based on UIH AP's May 31, 1996 ownership interest):

                                                        Projected Funding
                                             ------------------------------------------
                                              Total         Portion         Remaining
                                             Expected     Funded as of        as of
Location               Type of Project       Fundings     May 31, 1996     May 31, 1996
- --------               ---------------       --------     ------------     ------------
Asia/Pacific:
   New Zealand         Cable system          $ 41,828       $  9,656         $ 32,172(1)
   Australia (CEtv)    MMDS/DTH systems       322,482         70,439(2)       252,043(3)
   Australia (XYZ)     Programming             14,328          7,877            6,451
   Tahiti              MMDS system             17,373         14,289            3,084
   United Wireless     Mobile data services     8,201          2,286            5,915
                                             --------       --------         --------
                                             $404,212       $104,547         $299,665
                                             ========       ========         ========

(1) UIH AP has agreed to acquire the remaining 50% interest in Saturn which will increase the remaining projected funding to $73,999.
(2) Does not include the $50,700 paid by the Company to other shareholders of CEtv to increase its ownership interest.
(3) UIH AP has also agreed to acquire the remaining 6% of CEtv which will increase the remaining projected funding to $272,628.

UIH AP has a fiscal yearend of December 31, thus as of May 31, 1996 the 1996 Australia/Pacific Notes totaling $226,515 (including accreted interest), cash of $154,270 and interest expense of $1,400, are not included in the Company's May 31, 1996 results, but will be in the Company's August 31, 1996 results. Of the proceeds, $35,000 was paid back to the Company for intercompany bridge loans, $28,200 was invested in affiliated companies and approximately $7,600 was used for offering costs.

The Company currently does not expect to contribute additional capital to UPC, as UPC will finance its operating systems and development opportunities with its operating cash flow and cash on hand, as well as possible equity and debt financings, including potentially an initial public offering of its common
stock.   At this time, the Company does not know which acquisition or other development projects UPC will pursue and is unable to estimate the amount of funds that will be necessary for UPC to develop the projects it chooses to pursue.

In connection with the UPC Transaction, UPC issued to Philips $133,600 of UPC PIK Notes in two tranches, both of which tranches become due and payable on January 1, 2005. The first tranche ($53,400) becomes convertible into equity of UPC in July 1999 and the second tranche ($80,200) becomes convertible into equity of UPC in July 2001. The Company has the option to purchase one-half of the UPC PIK Notes at any time they become convertible. While the Company and Philips currently intend that the UPC PIK Notes will be redeemed by UPC prior to conversion through an equity or debt financing at the UPC level, if the UPC PIK Notes are not redeemed prior to conversion, the Company must either purchase one-half of the UPC PIK Notes or face dilution of its interest in UPC.

In December 1995, the Company acquired an additional effective 40% economic interest in both CTV and STV, increasing its total effective economic interest in both companies to approximately 90% and in May 1996 increased its interest to 94% and UIH AP (the wholly-owned subsidiary to which the interests in CEtv were contributed) has agreed subject to certain conditions, to acquire the remaining 6% in CEtv. As a result of this acquisition, the Company now consolidates the financial results of STV and CTV, the two companies that comprise CEtv. Prior to this acquisition, the Company accounted for these companies on the equity method, reporting its proportionate interest in STV's and CTV's losses. As STV and CTV are in the early stages of operations and construction of their multi-channel television systems, the Company anticipates these companies will continue to incur losses for the next several years.

Because the Company does not currently have any cash flow, its ability to repay its obligations on the senior secured notes at maturity will be dependent on developing one or more sources of cash prior to the maturity of the senior secured notes in November 1999. The Company may (i) seek to refinance all or a portion of the senior secured notes at maturity though sales of additional debt or equity securities of the Company, (ii) seek to sell all or a portion of its interests in one or more of its affiliated companies, (iii) negotiate with its current financial and strategic partners to permit the cash produced by its affiliated companies, such as UPC, to be distributed to equity holders rather than reinvested in the businesses of such affiliated companies, and/or (iv) seek to invest in companies that will make substantial cash distributions on or before the maturity of the senior secured notes.

The Company continues to be actively engaged in the development and acquisition of additional investment opportunities in multi-channel television services and related businesses in Asia/Pacific and Latin America and incurs expenses in identifying and pursuing these opportunities before any investment decision is made. The Company anticipates making investments supplemented by capital raised from local financial and strategic partners as well as local debt financing to the extent available and appropriate for each project, subject to the provisions of the Company's and UIH AP's senior secured notes indentures.

See Note 4 of the Company's Condensed Consolidated Financial Statements for additional information regarding the Company's commitments subject to the provisions of the Company's and UIH A/P's senior secured notes indenture.

Results of Operations

The Company's Management Fee Income from Related Parties. Management fee income, as compared to the corresponding prior year amount, increased approximately $283 (832%) during the three months ended May 31, 1996 and 1995. The detail of management fee income is as follows:

                                                      For the Three Months
                                                         Ended May 31,
                                                      --------------------
                                                        1996       1995
                                                      ---------  ---------
Europe............................................      $  44      $  34
Latin America.....................................        139         --
Asia/Pacific......................................        134         --
                                                          ---         --
  Total management fee income from related parties      $ 317      $  34
                                                          ===         ==

The Company's Service Revenue. Service revenue, as compared to the corresponding prior year amount, increased approximately $1,596 (277%) during the three months ended May 31, 1996 and 1995, the detail of which is as follows:

                                            For the Three Months
                                                Ended May 31,
                                            --------------------
                                               1996       1995
                                            ----------  --------
Kabel Net(1)............................      $   --      $ 323
Programming assets(1)...................          --        157
CEtv(2).................................       1,068         --
Tahiti(3)...............................         862         96
Cable Star(4)...........................         238         --
United Wireless(5)......................           4         --
                                              ------      -----
   Total service revenue................      $2,172      $ 576
                                              ======      =====

 (1) The Company's previously owned 66.7% subsidiary, Kabel Net, initiated MMDS operations during the fall of 1994. The first quarter activity of fiscal 1997 of Kabel Net and certain of the programming assets is currently recorded through the Company's 50% equity pick-up from UPC.
 (2) CEtv launched service in September 1995 and was consolidated effective March 1, 1996.
 (3) The Company's Tahiti system launched service in March 1995.
 (4) The Company acquired 94% of Cable Star in February 1996.
 (5) The Company acquired a 100% interest in United Wireless in September 1995.

The Company's Operating Expense. During the three months ended May 31, 1996 and 1995, the Company experienced an increase in operating expense, as compared to the corresponding prior year amount, of approximately $3,839 (302%), the detail of which is as follows:

                                            For the Three Months
                                                Ended May 31,
                                            --------------------
                                              1996       1995
                                            ---------  ---------
Kabel Net (1)...........................       $   --     $  505
Programming assets(1)...................           --        574
CEtv(2).................................        4,174         --
Tahiti(3)...............................          533        191
Cable Star(4)...........................          114         --
United Wireless(5)......................          288         --
                                               ------     ------
    Total operating expense.............       $5,109     $1,270
                                               ======     ======

 (1) The Company's previously owned 66.7% subsidiary, Kabel Net, initiated MMDS operations during the fall of 1994. As noted above under "The Company's Service Revenue," the first quarter activity of fiscal 1997 of Kabel Net and certain of the programming assets is currently recorded through the Company's 50% equity pick-up from UPC.
 (2) CEtv launched service in September 1995 and was consolidated effective March 1, 1996.
 (3) The Company's Tahiti system launched service in March 1995.
 (4) The Company acquired 94% of Cable Star in February 1996.
 (5) The Company acquired a 100% interest in United Wireless in September 1995.

The Company's General and Administrative Expense. During the three months ended May 31, 1996 and 1995, the Company experienced an increase in general and administrative expense over the corresponding prior year amount of approximately $908 (17%), the detail of which is as follows:

                                            For the Three Months
                                               Ended May 31,
                                            --------------------
                                              1996       1995
                                            ---------  ---------
Kabel Net(1)............................       $   --     $1,042
Programming assets(1)...................          506        834
CEtv(2).................................        1,294         --
Tahiti(3)...............................          607        160
Cable Star(4)...........................          134         --
United Wireless(5)......................          143         --
Non-recurring charges(6)................           --        473
All other(7)............................        3,660      2,927
                                               ------     ------

    Total general and administrative
     expense............................       $6,344     $5,436
                                               ======     ======

(1) The Company's previously owned 66.7% subsidiary, Kabel Net, initiated MMDS operations during the fall of 1994. As noted above under "The Company's Service Revenue," the first quarter activity of fiscal 1997 of Kabel Net and certain of the programming assets is currently recorded through its 50% equity pick- up from UPC.
(2) CEtv launched service in September 1995 and was consolidated effective
    March 1 ,1996.
(3) The Company's Tahiti system launched service in March 1995.
(4) The Company acquired 94% of Cable Star in February 1996.
(5) The Company acquired a 100% interest in United Wireless in September 1995.
(6) Included in non-recurring charges are costs which are currently incurred by UPC.
(7) The increase relates to the increases in activity which has resulted in the hiring of additional staff dedicated to the Company's management and development efforts.

The Company's Depreciation and Amortization. Depreciation and amortization increased $1,804 (165%) during the three months ended May 31, 1996 and 1995, respectively. The increase is due to the launch of the system in Tahiti in March of 1995 and Australia in September 1995, which is consolidated effective March 1, 1996. As noted above under "The Company's Service Revenue," the first quarter activity of fiscal 1997 of Kabel Net and certain programming assets is currently recorded as an equity pick-up and in fiscal 1996 such investments were consolidated.

The Company's Equity in Losses of Affiliated Companies, Net. The Company recognized equity in losses of affiliated companies of $12,202 and $4,212 for the three months ended May 31, 1996 and 1995, respectively, as follows:

                                            Three Months Ended May 31, 1996                Three Months Ended May 31, 1995
                                          ------------------------------------          -------------------------------------
                                            Company             Equity in                 Company             Equity in
                                           Ownership       Income (Losses) of            Ownership       Income (Losses) of
                                           Interest(1)    Affiliated Companies            Interest      Affiliated  Companies
                                          ------------   ---------------------           ----------    ----------------------
Europe
     UPC..............................        50.0%             $ (6,482)                    --                 $    --
     UCI (2)(3):
          Norkabel....................          --                    --                    8.3%                    547
          SCD.........................          --                    --                    2.2%                    (34)
          Kabelkom....................          --                    --                    3.9%                     27
          UCI.........................          --                    --                    8.3%                     --
                                                                --------                                        -------
                                                                      --                                            540
          Suspended loss (4)..........          --                    --                                           (540)
                                                                --------                                        -------
          Loss recognized.............          --                    --                                             --
                                                                --------                                        -------
     UII(3):..........................
          Tevel.......................          --                    --                    23.3%                   542
          PHL.........................          --                    --                    20.0%                  (373)
          Melita(2)...................          --                    --                    41.6%                  (241)
          UII.........................          --                    --                    50.0%                   146
                                                                --------                                        -------
                                                                      --                                             74
                                                                --------                                        -------
     UII Management(3)................          --                    --                    50.0%                   236
     Monor............................        48.4%                 (596)                   47.6%                  (904)
     Santander(3).....................          --                    --                    25.0%                   (94)
Latin America
     STX..............................        65.0%                  275                      --                     --
     Megapo...........................        49.0%                 (258)                     --                     --
     Net Sao Paulo....................        34.0%               (1,649)                   34.0%                (1,526)
     Cablevision, S.A.................       100.0%                 (316)                   50.0%                    11
     TV Show Brasil...................        40.0%                 (453)                   40.0%                  (198)
Asia/Pacific
     Australia (CEtv)(5)..............          --                    --                    50.0%                  (189)
     XYZ..............................         25.0%(6)             (632)                   50.0%                  (943)
     Saturn...........................         50.0%                (399)                   50.0%                  (261)
Other.................................    33.8-76.9%(7)           (1,692)              33.8-46.3%                  (418)
                                                                --------                                        -------
     Total equity in losses of
      affiliated companies, net                                 $(12,202)                                       $(4,212)
                                                                ========                                        =======

(1) On July 13, 1995, the UPC transaction was closed and the Company's interests in UCI, UII, UII Management, Santander, Kabel Net and Programming were transfered to UPC.
(2) The Company's ownership interest with respect to equity in losses from UCI and Melita was calculated based on the Company's average ownership interest throughout the period.
(3) These properties were contributed to UPC.
(4) Represents cumulative losses in affiliate in excess of capital invested (including contractual funding commitments) or a reduction of suspended losses for equity in income.
(5) In December 1995, the Company increased its effective interest in CEtv to majority control and began consolidating CEtv's results of operations March 1, 1996.
(6) In July 1995, the Company reduced its ownership percentage in XYZ to 25%.
(7) The Company increased its ownership in ITN to 76.9% in April 1996.

The Company's Interest Income. Interest income, as compared to the corresponding prior period amount, decreased by approximately $1,112 (34%) during the three months ended May 31, 1996. Such decrease is due to a higher amount of cash invested in the prior year as compared to the current year balance. This decrease is the result of higher fundings to projects in the current period.

The Company's Interest Expense. Interest expense, as compared to the corresponding prior period amount, increased by approximately $6,149 (81%) during the three months ended May 31, 1996. The increase is due to the sale of the senior secured notes in connection with the Company's debt offerings in November 1995 and February 1996.

The Company's Provision for Losses on Investment Related Costs. Provision for losses on investment related costs totaled $352 and $377 for the three months ended May 31, 1996 and 1995, respectively. The Company capitalizes direct and incremental costs incurred relative to pursuing potential investments. If an investment is made, these costs are either reimbursed to the Company by the operating entity or capitalized as part of the cost basis of the investment. If the potential investment is abandoned, these costs are expensed.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 5 - Other Information

Summary Operating Data

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                 As of  March 31, 1996
                              --------------------------------------------------------------------------------------------------
                                                                                                 UIHI
                                                                                               Equity in    UIHI        UIHI
                                                                                               Homes in    Equity     Equity in
                                Homes in       Homes       Basic        Basic         UIHI      Service   in Homes      Basic
                              Service Area    Passed    Subscribers  Penetration   Ownership     Area      Passed    Subscribers
                              ------------    ------    -----------  -----------   ---------   ---------  ---------  -----------
Europe
- ------
UPC Systems:
Austria
    Cable..................         884,000    610,200      419,900         68.8%       47.5%    419,900    289,845      199,453
Netherlands (Amsterdam)
     Cable.................         575,000    515,059      485,616         94.3%       25.0%    143,750    128,765      121,404
Belgium
     Cable.................         134,000    133,000      127,902         96.2%       50.0%     67,000     66,500       63,951
Netherlands (Eindhoven)
     Cable.................          90,000     88,200       83,808         95.0%       50.0%     45,000     44,100       41,904
Israel
     Cable.................         325,000    324,166      222,325         68.6%       11.7%     38,025     32,927       26,012
Ireland
     Cable.................          78,100     77,247       49,413         64.0%       10.0%      7,810      7,725        4,941
     MMDS..................         265,000    211,244       60,327         28.6%                 26,500     21,124        6,033
Czech Republic
     Cable/MMDS............         357,000     76,514       17,131         18.3%       50.0%    178,500     38,257        8,566
     MATV..................              --      9,880        9,880        100.0%                     --      4,940        4,940
Slovakia
     Cable.................         100,000      6,738        5,607         83.2%       37.5%     37,500      2,527        2,103
Malta
     Cable.................         140,000    136,158       39,243         28.8%       21.3%     29,820     29,002        8,359
Hungary
     Cable.................         252,000    235,402      217,471         92.4%        2.0%      5,040      4,708        4,349
Norway
     Cable.................         233,900    217,982      153,690         70.5%        4.2%      9,824      9,155        6,455
Germany
     Cable.................         300,000     66,000       53,491         81.0%       14.5%     43,500      9,570        7,756
Sweden
     Cable.................         541,600    315,953      151,179         48.4%        1.1%      5,958      3,475        1,663
     SMATV.................              --    143,244       61,621         43.0%                     --      1,576          678
Santander, Spain
     Cable.................          57,800     18,761        1,098          5.7%       12.5%      7,225      2,345          137
France (Citecable)
     Cable.................         110,000     50,040        7,041         14.1%       15.0%     16,500      7,506        1,056
                                  ---------  ---------    ---------                            ---------  ---------      -------
           Total...........       4,443,400  3,235,788    2,166,743                            1,081,852    704,047      509,760
                                  ---------  ---------    ---------                            ---------  ---------      -------
UIHI Systems:
Monor (1)
     Telephony.............          75,000     75,000       43,690         58.3%       43.3%     32,475     32,475       18,918
     Cable.................              --     29,676        8,606         29.0%                     --     12,850        3,726

                                                          As of December 31, 1995
                                   ------------------------------------------------------------------------
                                                                                       UIHI        UIHI
                                                                                     Equity in   Equity in
                                     Homes       Basic        Basic         UIHI       Homes       Basic
                                    Passed    Subscribers  Penetration   Ownership    Passed    Subscribers
                                   -------    -----------  -----------   ---------   ---------  -----------
Europe
- ------
UPC Systems:
Austria
    Cable..................         608,000      414,775        68.2%       47.5%      288,800    197,018
Netherlands (Amsterdam)
     Cable.................         516,998      488,631        95.4%       25.0%      129,250    122,158
Belgium
     Cable.................         134,000      127,843        94.5%       50.0%       67,000     63,922
Netherlands (Eindhoven)
     Cable.................          88,290       83,408        94.5%       50.0%       44,145     41,704
Israel
     Cable.................         318,721      218,230        68.5%       11.7%       37,290     25,533
Ireland
     Cable.................          76,742       48,730        63.5%       10.0%        7,674      4,873
     MMDS..................         209,157       59,508        28.5%                   20,916      5,951
Czech Republic
     Cable/MMDS............          63,779       18,058        28.3%       50.0%       31,890      9,029
     MATV..................           8,137        8,137       100.0%                    4,069      4,069
Slovakia
     Cable.................           7,424        3,715        50.0%       37.5%        2,784      1,393
Malta
     Cable.................         133,082       36,759        27.6%       21.3%       28,346      7,830
Hungary
     Cable.................         234,734      217,801        92.8%        2.0%        4,695      4,356
Norway
     Cable.................         217,267      152,257        70.1%        4.2%        9,125      6,395
Germany
     Cable.................          66,000       53,000        80.3%       14.5%        9,570      7,685
Sweden
     Cable.................         313,335      152,415        48.6%        1.1%        3,447      1,677
     SMATV.................         144,875       61,719        42.6%                    1,594        679
Santander, Spain
     Cable.................          19,405        1,395         7.2%       12.5%        2,426        174
France (Citecable)
     Cable.................          50,040        7,041        14.1%       15.0%        7,506      1,056
                                  ---------    ---------                               -------    -------
           Total...........       3,209,986    2,153,422                               700,527    505,502
                                  ---------    ---------                               -------    -------
UIHI Systems:
Monor (1)
     Telephony.............          75,000       40,083        53.4%       43.3%       32,475     17,356
     Cable.................          19,893        5,968        30.0%                    8,614      2,584


                                                                    As of  March 31, 1996
                                  -----------------------------------------------------------------------------------------------
                                                                                                 UIHI
                                                                                               Equity in    UIHI         UIHI
                                  Homes in                                                    Homes in     Equity      Equity in
                                  Service     Homes       Basic        Basic        UIHI        Service   in Homes       Basic
                                    Area      Passed    Subscribers  Penetration   Ownership     Area      Passed     Subscribers
                                  --------    ------    -----------  -----------   ---------  ----------  --------    -----------
Latin America
- -------------
Chile (Cablevision)(2)
     Cable.................         278,000    172,453       49,145         28.5%      100.0%    256,000    172,453       49,145
Chile (STX)
     Cable.................         221,000    141,343       47,124         33.3%       65.0%    143,650     91,873       30,631
Mexico
     Cable.................         350,000    156,610       52,462         33.5%       49.0%    171,500     76,739       25,706
Fortaleza, Brazil
     MMDS..................         430,000    387,000        8,699          2.2%       40.0%    172,000    154,800        3,480
Jundiai, Brazil
     Cable.................          50,000     26,722        5,448         20.4%       46.3%     23,150     12,372        2,541
Sao Paulo, Brazil
     Cable.................         500,000    201,912       48,753         24.1%       34.0%    170,000     68,650       16,756
Peru
     Cable.................         115,000     15,000        2,550         17.0%       94.0%    108,100     14,100        2,397
                                  ---------  ---------    ---------                            ---------  ---------      -------
          Total............       1,944,000  1,101,040      214,181                            1,044,400    590,987      130,656
                                  ---------  ---------    ---------                            ---------  ---------      -------

Asia/Pacific
- ------------
Australia (CEtv)
     MMDS/DTH..............       1,506,600    347,038       14,047          4.0%       90.0%  1,355,940    312,334       12,633
Australia (XYZ)
     Programming...........             N/A        N/A      185,000          N/A        25.0%        N/A        N/A       46,250
New Zealand
     Cable.................         141,000      6,000        1,100         18.3%       50.0%     70,500      3,000        2,250
Philippines(3)
     Cable.................         433,000     66,553       24,444         36.7%       40.0%    173,200     26,621        9,778
Tahiti
     MMDS..................          31,000     15,450        4,500         29.1%       90.0%     27,900     13,905        4,050
   China (HITV)(4)
     Microwave Relay Nwt...             N/A        N/A          N/A          N/A        49.0%        N/A        N/A          N/A
                                  ---------  ---------    ---------                            ---------  ---------      -------
          Total............       2,111,600    435,041      229,091                            1,627,540    355,860       74,961
                                  ---------  ---------    ---------                            ---------  ---------      -------

          Grand Total......       8,574,000  4,876,545    2,662,311                            3,786,267  1,696,219      738,021
                                  =========  =========    =========                            =========  =========      =======

                                                          As of December 31, 1995
                                    ----------------------------------------------------------------------
                                                                                       UIHI         UIHI
                                                                                     Equity in    Equity in
                                    Homes       Basic        Basic        UIHI        Homes         Basic
                                    Passed    Subscribers  Penetration   Ownership    Passed     Subscribers
                                    ------    -----------  -----------   ---------   ---------   -----------
Latin America
- -------------
Chile (Cablevision)(2)
     Cable.................         160,782       44,661       27.8%      100.0%      149,655      41,699
Chile (STX)
     Cable.................         132,990       44,688       33.6%       65.0%       86,444      29,047
Mexico
     Cable.................         166,328       51,728       31.1%       49.0%       81,501      25,307
Fortaleza, Brazil
     MMDS..................         385,000        7,300        1.9%       40.0%      154,000       2,920
Jundiai, Brazil
     Cable.................          15,554        3,211       20.6%       46.3%        7,202       1,487
Sao Paulo, Brazil
     Cable.................         199,706       43,073       21.6%       34.0%       67,900      14,645
Peru
     Cable.................          15,000        2,550       17.0%       94.0%       14,100       2,397
                                  ---------    ---------                            ---------  ----------
          Total............       1,075,360      197,211                              560,802     117,502
                                  ---------    ---------                            ---------  ----------

Asia/Pacific
- ---------------------------
Australia (CEtv)
     MMDS/DTH..............         240,658        5,204        2.2%       90.0%      216,592       4,684
Australia (XYZ)
     Programming...........             N/A       65,000         N/A       25.0%          N/A      16,250
New Zealand
     Cable.................           6,000          959       16.0%       50.0%        3,000         480
Philippines(3)
     Cable.................          62,700       18,996       30.3%       40.0%       25,080       7,598
Tahiti
     MMDS..................          15,029        4,126       27.5%       90.0%       13,526       3,713
   China (HITV)(4)
     Microwave Relay Nwt...             N/A          N/A         N/A       49.0%          N/A         N/A
                                  ---------    ---------                            ---------  ----------
          Total............         324,387       94,285                              258,198      32,725
                                  ---------    ---------                            ---------  ----------

          Grand Total......       4,704,626    2,490,969                            1,560,616     675,669
                                  =========    =========                            =========  ==========

(1) The Company owns a 48.4% interest in Monor Communications Group, Inc. which holds a 89.47% interest in the operating company, Monor Telefon.
(2) The Company holds a 100% interest in Cablevision. Cablevision holds a 100% interest in Cablevision Norte S.A. and a 50% interest in Pacifico TV (which Cablevision has agreed to acquire the remaining 50%).
(3) The Company currently has a convertible loan with SCS, which upon conversion will allow for a 40% ownership interest.
(4) The Company has a 49% interest in HITV, a joint venture that owns a microwave relay system in the Hunan Province that transmits one provincial channel to approximately 400,000 cable television homes in the region.

The data set forth below reflects the programming services in which the Company has an interest:

                                                       Programming                             Ownership           Targeted
          Country                                        Services                               Interest            Market
          -------                                      -----------                             ---------           --------

Malta(1)                     *  Premium movie Channel                                               50.0%            Malta
                             *  Hit movies of the 60's, 70's and 80's Channel
                             *  General Entertainment/Sports Channel
The Czech                    *  General Entertainment/Documentary Channel                           50.0%         Czech/Slovak
  Republic(1)                *  Children's Channel                                                                 Republics
Spain                        *  Documentary Channel                                                 33.8%        Spain/Portugal
                             *  Children's Channel
                             *  Movie Channel
                             *  Music Video Channel
Australia                    *  Documentary, adventure, history and lifestyle programming           25.0%          Australia
                             *  Children's educational, entertainment and cartoons/family                         New Zealand
                                oriented drama and entertainment
                             *  Music video with local presenters
                             *  Drama, comedy, general entertainment, programming, library movies
Israel(1)                    *  General Entertainment Channel                                        3.5%           Israel
                             *  Movie Channel
                             *  Children's Channel
                             *  Sports Channel
Hungary(1)                   *  HBO Hungary                                                          2.0%           Hungary
                             *  Documentary, nature, history and travel

(1)  These properties are held through UPC.

     The financial information presented below has been taken from unaudited financial information of the respective operating companies that were providing service as of March 31, 1996. Some of the information presented below has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from United States generally accepted accounting principles. In addition, certain amounts for the three months ended March 31, 1996 have been converted to dollars using March 31, 1996 exchange rates for the convenience translation.

                                                                             Revenues
                                                        --------------------------------------------------
                                                                                           Convenience
                                                             Functional Currency           Translation
                                                        -----------------------------  -------------------
                                                             Three Months Ended        Three Months Ended
                                                                  March 31,                 March 31,
                                                        -----------------------------  -------------------
                                                          1995           1996                 1996
                                                        --------      ----------       -------------------
Europe                                                              (in thousands)
  Belgium(1).............. Belgian franc ("BF")             --              162,283             $  5,349
  Eindhoven(1)........Netherland guilder("NLG")             --                4,519             $  2,733
  Austria(1)............Austrian shilling ("S")             --              245,800             $ 23,710
  Amsterdam.................................NLG             --               20,072             $ 12,139
  Israel.............New Israeli shekel ("NIS")         55,775               69,044             $ 22,119
  Ireland.....................Irish pound("LIr")         4,150                4,622             $  7,279
  Malta......................Maltese lira("Lm")            531                  743             $  2,061
  Norway...............Norwegian kroner ("NKr")         57,448               55,346             $  8,637
  Sweden..................Swedish krona ("SKr")         70,865               71,300             $ 10,671
  Hungary (cable)(3)..........................$          4,710                5,610             $  5,610
  Hungary (telephony)(3)......................$            832                2,607             $  2,607
  Czech Republic(1)........Czech koruna ("Kcs")          8,772               35,436             $  1,301
  Spain..................Spanish peseta("Ptes")             --               17,623             $    142
Latin America
  Chile (Cablevision)(4).Chilean dollar ("Ch$")        399,532            1,086,212             $  2,639
  Chile (Pacifico)(4).......................Ch$             --              142,000             $    345
  Chile (STX)(5)..............................$             --                3,291             $  3,291
  Sao Paulo, Brazil...........................$          1,144                5,648             $  5,648
  Jundiai, Brazil.............................$            145                  485             $    485
  Forteleza, Brazil...........................$            467                1,065             $  1,065
  Mexico..................Mexican peso ("Mex$")             --               15,093             $  2,006
  Peru......................Peruvian sol ("S/")             --                  557             $    238
Asia/Pacific
  Australia (United Wireless)(7).....Australian
   dollar ("A$")                                            --                    5             $      4
  Australia (CEtv)...........................A$             --                1,405             $  1,099
  New Zealand.........New Zealand dollar ("N$")             33                   77             $    113
  Tahiti(10)..................................$             96                  862             $    862
  Philippines.............Philippino peso ("P")             --               21,122             $    806
  Australia (XYZ)............................A$             --                2,367             $  1,852

                                                              Net Income (Loss)
                                                 -----------------------------------------------------
                                                                                       Convenience
                                                     Functional Currency               Translation
                                                 ----------------------------       ------------------
                                                     Three Months Ended             Three Months Ended
                                                          March 31,                       March 31,
                                                 ----------------------------   ----------------------
                                                  1995                 1996                 1996
                                                 -------           ----------   ----------------------
Europe                                                            (in thousands)
  Belgium(1).........................BF              --              (11,284)            $   (372)
  Eindhoven(1)......................NLG              --                 (175)            $   (106)
  Austria(1)..........................S              --               12,000             $  1,158
  Amsterdam.........................NLG              --               (3,790)            $ (2,292)
  Israel............................NIS           5,474                8,292             $  2,656
  Ireland...........................LIr          (1,767)                (826)            $ (1,301)
  Malta..............................Lm            (178)                (248)            $   (688)
  Norway............................NKr         (21,139)             (24,653)            $ (3,847)
  Sweden............................SKr         (45,266)             (37,000)            $ (5,538)
  Hungary (cable)(3)..................$             441                1,044             $  1,044
  Hungary (telephony)(3)..............$          (2,373)              (1,196)            $ (1,196)
  Czech Republic(1).................Kcs         (53,842)             (66,127)            $ (2,428)
  Spain............................Ptes              --              (50,753)            $   (409)
Latin America
  Chile (Cablevision)(4)............Ch$          50,128               79,439             $    193
  Chile (Pacifico)(4)...............Ch$              --               10,600             $     26
  Chile (STX)(5)......................$              --                1,135             $  1,135
  Sao Paulo, Brazil...................$          (7,528)              (4,713)            $ (4,713)
  Jundiai, Brazil.....................$            (100)                (315)            $   (315)
  Forteleza, Brazil...................$            (493)                (503)            $   (503)
  Mexico...........................Mex$              --               (4,856)            $   (645)
  Peru...............................S/              --                 (105)            $    (45)
Asia/Pacific
  Australia (United Wireless)(7).....A$              --                 (796)            $   (623)
  Australia (CEtv)...................A$              --               (8,375)            $ (6,552)
  New Zealand........................N$            (743)              (1,020)            $ (1,497)
  Tahiti(10)..........................$            (342)                (917)            $   (917)
  Philippines.........................P              --               (1,516)            $    (58)
  Australia (XYZ)....................A$              --               (3,649)            $ (2,855)

                                                                       Adjusted EBITDA (13)
                                                       ----------------------------------------------------
                                                                                            Convenience
                                                           Functional Currency              Translation
                                                       -------------------------         ------------------
                                                           Three Months Ended            Three Months Ended
                                                                 March 31,                    March 31,
                                                       -------------------------         ------------------
                                                         1995               1996                 1996
                                                        -------           ------         ------------------
Europe                                                                 (in thousands)
  Belgium(1).............................BF                --               56,157             $  1,851
  Eindhoven(1)..........................NLG                --                2,993             $  1,810
  Austria(1)..............................S                --              131,300             $ 12,665
  Amsterdam.............................NLG                --                9,636             $  5,828
  Israel................................NIS            29,485               33,623             $ 10,771
  Ireland...............................LIr               874                1,690             $  2,661
  Malta..................................Lm               135                  180             $    499
  Norway................................NKr            25,885               22,836             $  3,564
  Sweden................................SKr            13,005               20,500             $  3,068
  Hungary (cable)(3)......................$             2,012                2,585             $  2,585
  Hungary (telephony)(3)..................$              (407)               1,042             $  1,042
  Czech Republic(1).....................Kcs           (38,755)             (39,551)            $ (1,452)
  Spain................................Ptes                --              (32,114)            $   (259)
Latin America
  Chile (Cablevision)(4)................Ch$               516              300,468             $    730
  Chile (Pacifico)(4)...................Ch$                --               44,200             $    107
  Chile (STX)(5)..........................$                --                1,335             $  1,335
  Sao Paulo, Brazil.......................$            (5,712)              (2,137)            $ (2,137)
  Jundiai, Brazil.........................$               (41)                (146)            $   (146)
  Forteleza, Brazil.......................$              (162)                (320)            $   (320)
  Mexico...............................Mex$                --                6,569             $    873
  Peru...................................S/                --                  290             $    124
Asia/Pacific
  Australia (United Wireless)(7).........A$                --                 (565)            $   (442)
  Australia (CEtv).......................A$                --               (5,796)            $ (4,534)
  New Zealand............................N$              (600)                (942)            $ (1,382)
  Tahiti(10)..............................$           (23,017)                (232)            $   (232)
  Philippines.............................P                --                6,460             $    247
  Australia (XYZ)........................A$                --               (2,325)            $ (1,819)


                                                             Long-term Debt
                                                  ---------------------------------------
                                                     Functional           Convenience
                                                      Currency            Translation
                                                  ------------------   ------------------
                                                         As of                As of
                                                       March 31,            March 31,
                                                  ------------------   ------------------
                                                         1996                 1996
                                                  ------------------   ------------------
Europe                                              (in thousands)
  Belgium(1).............................BF                 --           $       --
  Eindhoven(1)..........................NLG             22,107           $   13,370
  Austria(1)..............................S                 --           $       --
  Amsterdam.............................NLG            340,000           $  205,624
  Israel................................NIS             75,802           $   24,284
  Ireland...............................LIr             33,791           $   53,214
  Malta..................................Lm              4,689           $   13,007
  Norway(2).............................NKr            534,912           $   83,473
  Sweden................................SKr            762,000           $  114,045
  Hungary (cable)(3)......................$                 --           $       --
  Hungary (telephony)(3)..................$             30,272           $   30,272
  Czech Republic(1).....................Kcs                 --           $       --
  Spain................................Ptes                 --           $       --
Latin America
  Chile (Cablevision)(4)................Ch$            300,468           $      730
  Chile (Pacifico)(4)...................Ch$                 --           $       --
  Chile (STX)(5)..........................$                 --           $       --
  Sao Paulo, Brazil (6)...................$              5,944           $    5,944
  Jundiai, Brazil.........................$                173           $      173
  Forteleza, Brazil.......................$              1,172           $    1,172
  Mexico...............................Mex$              3,189           $      424
  Peru...................................S/                594           $      254
Asia/Pacific
  Australia (United Wireless)(7).........A$                 --           $       --
  Australia (CEtv)(8)....................A$              2,154           $    1,685
  New Zealand (9)........................N$                 --           $       --
  Tahiti(10)..............................$                 --           $       --
  Philippines(11).........................P                 --           $       --
  Australia (XYZ)(12)....................A$                 --           $       --

(1) These systems were contributed to UPC in July 1995 at which time a new basis of accounting was adopted. Thus, there is no comparable prior year information. In addition to the debt noted above, Austria has an intercompany loan, which eliminates upon consolidation, of S1.3 billion ($128.2 million) and UPC has a subordinated convertible loan payable to Philips totaling NLG 213.8 million ($133.0 million).
(2) In addition to the long-term debt noted above, NorKabel has Nkr712.0 million ($111.1 million), of loans payable to UCI (including accrued interest).
(3) The forint is the functional currency for the Hungary systems, however, the systems report in U.S. dollars to the Company.
(4) The Company acquired its ownership interest in the Chile (Cablevision) systems in January 1994. Cablevision owns 100% of Cablevision Norte and 50% of Pacifico.
(5) The Chilean peso (Ch$) is the functional currency for STX, however, the system reports in U.S. dollars.
(6) In addition to the long-term debt noted above, Sao Paulo has shareholder loans totaling $19.4 million as of March 31, 1996.
(7) The Company acquired its ownership in United Wireless in September 1995 and, as such, the amounts shown are using the new basis of accounting with no comparable history.
(8) In addition to the loans noted above, CEtv has loans payable to the Company of $17.4 million as of March 31, 1996 which were converted to equity in May 1996.
(9) Saturn has a loan payable to the owners totaling $8.3 million as of March 31, 1996.
(10) The French Polynesia franc (CFPF) is the functional currency for the Tahiti systems, however, the statements are prepared in U.S. dollars. Telefenua has loans payable to the Company of $5.2 million and an equipment lease payable to the Company of $2.3 million as of March 31,1996.
(11) The Philippine system has a convertible loan payable to the Company of P
     151.2 million ($5.8 million) as of March 31, 1996.
(12) XYZ shows all capital contributions by shareholders as loans which totaled $29.7 million as of March 31, 1996.
(13) Adjusted EBITDA represents net income (loss) as determined using generally accepted accounting principles which differ from those used in the United States for Israel, Ireland, Sweden, Chile, New Zealand, Spain, Mexico, Philippines, Belgium, France, Germany, Austria and the Netherlands, plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principles measure of performance or liquidity as an indicator of an entity's operating performance.

                   Item 6 - Exhibits and Reports on Form 8-K



(a)  Exhibits
     1. Indenture dated as of May 14, 1996, between UIH Australia/Pacific, Inc. ("UIH A/P") and American Bank National Association, as trustee, incorporated by reference to the Registration Statement on Form S-4 of UIH A/P filed on May 31, 1996 (File No. 333-05017).

     27.1  Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter.


 Date of Report  Item Reported   Financial Statements Filed
 --------------  -------------   --------------------------
 None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UNITED INTERNATIONAL HOLDINGS, INC.



Date:          July 12, 1996
     -------------------------------------------



By:          /S/ Bernard G. Dvorak
     -------------------------------------------
          Bernard G. Dvorak
          Chief Financial Officer
          (A Duly Authorized Officer and Principal Financial Officer)