Form 10-Q
period 1996-08-31
UNITED INTERNATIONAL HOLDINGS INC
filed 1996-10-15
CIK 887949

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended                 August 31, 1996
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________________ to ______________________

Commission File Number:  0-21974

                      United International Holdings, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    84-1116217
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  4643 South Ulster St.  #1300   Denver, CO                  80237
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

                                (303) 770-4001
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              [X] Yes      [_] No

     The number of shares outstanding of the registrant's common stock as of October 11, 1996 was:

     Class A Common Stock -- 25,774,253 shares
     Class B Common Stock -- 13,256,469 shares

                      UNITED INTERNATIONAL HOLDINGS, INC.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------

Item 1 -  Financial Statements
------
          Condensed Consolidated Balance Sheets as of
           August 31, 1996 and February 29, 1996 (Unaudited).....................................................         2

          Condensed Consolidated Statements of Operations For the Three and Six Months Ended
           August 31, 1996 and 1995 (Unaudited)..................................................................         3

          Condensed Consolidated Statement of Stockholders' Equity
           For the Six Months Ended August 31, 1996 (Unaudited)..................................................         4

          Condensed Consolidated Statements of Cash Flows
           For the Six Months Ended August 31, 1996 and 1995 (Unaudited).........................................         5

          Notes to Condensed Consolidated Financial Statements (Unaudited).......................................         6

Item 2 -  Management's Discussion and Analysis of Financial Condition
------
           and Results of Operations.............................................................................        11

                                                    PART II - OTHER INFORMATION
                                                    ---------------------------
Item 5 -  Other Information......................................................................................        18
------

Item 6 -  Exhibits and Reports on Form 8-K.......................................................................        24
------

                      UNITED INTERNATIONAL HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)

                                                                                                 August 31,     February 29,
                                                                                                    1996            1996
                                                                                                ------------    ------------
ASSETS
Cash and cash equivalents...................................................................      $ 150,606        $ 112,218
Restricted cash and short-term investments..................................................         10,000           14,073
Short-term investments......................................................................        137,791           35,692
Management fee receivables..................................................................            774              498
Costs to be reimbursed by affiliated companies, net.........................................          5,832            7,972
Notes receivable............................................................................         40,081            7,581
Property, plant and equipment, net of accumulated depreciation of $8,205 and $2,097,
  respectively..............................................................................         81,292           31,102
Acquisition, transaction and development costs, net.........................................          6,808            4,541
Investments in and advances to affiliated companies, accounted for
  under the equity method, net..............................................................        279,941          272,205
Other investments in affiliated companies, including marketable equity securities...........          2,663            3,273
Goodwill, net...............................................................................         48,082           45,629
Other assets, net...........................................................................         55,654           45,422
                                                                                                  ---------        ---------

Total assets................................................................................      $ 819,524        $ 580,206
                                                                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................................................      $  18,310        $  11,068
Accrued funding obligations.................................................................          2,242            2,163
Senior secured notes and other debt.........................................................        621,817          371,251
                                                                                                  ---------        ---------

Total liabilities...........................................................................        642,369          384,482
                                                                                                  ---------        ---------

Minority interest in subsidiaries...........................................................          1,132            2,509
                                                                                                  ---------        ---------

Warrants to purchase Class A Common Stock...................................................             --           11,167
                                                                                                  ---------        ---------

Preferred stock, $.01 par value, 3,000,000 shares authorized, 170,513 shares of Convertible
  Preferred Stock, Series A issued and outstanding, stated at liquidation value.............         30,676           30,072
                                                                                                  ---------        ---------
Commitments (Note 4)
Stockholders' Equity:
Class A Common Stock, $.01 par value, 60,000,000 shares authorized,
  25,768,398 and 25,732,154 issued and outstanding, respectively............................            258              257
Class B Common Stock, $.01 par value, 30,000,000 shares authorized,
  13,256,469 and 13,274,685 issued and outstanding, respectively............................            132              133
Additional paid-in capital..................................................................        335,042          325,716
Deferred compensation.......................................................................         (1,107)            (842)
Unrealized loss on investment...............................................................         (1,799)          (1,189)
Cumulative translation adjustments..........................................................        (12,603)          (7,371)
Accumulated deficit.........................................................................       (174,576)        (164,728)
                                                                                                  ---------        ---------
Total stockholders' equity..................................................................        145,347          151,976
                                                                                                  ---------        ---------
Total liabilities and stockholders' equity..................................................      $ 819,524        $ 580,206
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

                      UNITED INTERNATIONAL HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)


                                                                                For the Three                  For the Six
                                                                                Months Ended                   Months Ended
                                                                                 August 31,                     August 31,
                                                                          ------------------------       -----------------------
                                                                             1996           1995           1996           1995
                                                                           --------       --------       --------       --------
Management fee income from related parties..........................       $    313       $     29       $    630       $     63
Service revenue.....................................................          4,255            456          6,427          1,032
Operating expense...................................................         (7,761)        (1,224)       (12,870)        (2,494)
General and administrative expense..................................         (7,612)        (6,634)       (13,956)       (12,070)
Depreciation and amortization.......................................         (5,734)          (375)        (8,631)        (1,468)
                                                                           --------       --------       --------       --------
  Net operating loss................................................        (16,539)        (7,748)       (28,400)       (14,937)

Equity in losses of affiliated companies, net.......................         (9,539)        (9,098)       (21,741)       (13,310)
Interest income.....................................................          3,594          1,664          5,715          4,897
Interest (expense) income related parties, net......................           (407)           179           (119)           258
Other interest expense..............................................        (18,177)        (8,027)       (31,894)       (15,595)
Provision for losses on investment related costs....................           (472)          (439)          (824)          (816)
Gain on sale of investment in affiliated company....................         65,260             --         65,260             --
Other...............................................................            725            291            404            332
                                                                           --------       --------       --------       --------

  Net income (loss) before minority interest........................         24,445        (23,178)       (11,599)       (39,171)
Minority interest in subsidiaries...................................          1,025             --          1,751            713
                                                                           --------       --------       --------       --------

  Net income (loss).................................................       $ 25,470       $(23,178)      $ (9,848)      $(38,458)
                                                                           ========       ========       ========       ========

Net income (loss) per common share..................................       $   0.65       $  (0.72)      $  (0.25)      $  (1.22)
                                                                           ========       ========       ========       ========

Weighted average number of common shares outstanding................     39,022,756     32,297,792     39,015,668     31,446,716
                                                                         ==========     ==========     ==========     ==========

                The accompanying notes are an integral part of
                   these condensed consolidated statements.

                      UNITED INTERNATIONAL HOLDINGS, INC.

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                                   Class A                       Class B
                                                                 Common Stock                  Common Stock             Additional
                                                            ----------------------          --------------------         Paid-In
                                                            Shares          Amount          Shares        Amount         Capital
                                                            ------          ------          ------        ------         -------
Balances, February 29, 1996............................     25,732,154       $257        13,274,685        $133          $325,716
Issuance of Class A Common Stock in
  connection with Company's 401 (k) Plan...............         11,153         --                --          --               163
Issuance of Class A Common Stock in connection
  with Company's Stock Option Plan.....................          6,875         --                --          --                65
Amortization of deferred compensation..................             --         --                --          --                --
Exchange of Class B Common Stock for
  Class A Common Stock.................................         18,216          1           (18,216)         (1)               --
Accretion of dividends on convertible
  preferred stock......................................             --         --                --          --              (604)
Expiration of warrants not tendered to the
  Company..............................................             --         --                --          --             9,011
Repricing of stock options.............................             --         --                --          --               691
Unrealized loss on investment..........................             --         --                --          --                --
Cumulative translation adjustments.....................             --         --                --          --                --
Net loss...............................................             --         --                --          --                --
                                                            ----------        ---        ----------         ---          --------

Balances, August 31, 1996..............................     25,768,398       $258        13,256,469        $132          $335,042
                                                            ==========        ===        ==========         ===          ========

                                                                              Unrealized       Cumulative
                                                              Deferred           Loss         Translation    Accumulated
                                                            Compensation     on Investment    Adjustments      Deficit      Total
                                                            ------------     -------------    -----------    -----------  ---------
Balances, February 29, 1996............................       $ ( 842)          $(1,189)       $ (7,371)     $(164,728)    $151,976
Issuance of Class A Common Stock in
  connection with Company's 401 (k) Plan...............            --                --              --             --          163
Issuance of Class A Common Stock in connection
  with Company's Stock Option Plan.....................            --                --              --             --           65
Amortization of deferred compensation..................           426                --              --             --          426
Exchange of Class B Common Stock for
  Class A Common Stock.................................            --                --              --             --           --
Accretion of dividends on convertible
  preferred stock......................................            --                --              --             --         (604)
Expiration of warrants not tendered to the
  Company..............................................            --                --              --             --        9,011
Repricing of stock options.............................          (691)               --              --             --           --
Unrealized loss on investment..........................            --              (610)             --             --         (610)
Cumulative translation adjustments.....................            --                --          (5,232)            --       (5,232)
Net loss...............................................            --                --              --         (9,848)      (9,848)
                                                              -------           -------        --------      ---------     --------

Balances, August 31, 1996..............................       $(1,107)          $(1,799)       $(12,603)     $(174,576)    $145,347
                                                              =======           =======        ========      =========     ========

                The accompanying notes are an integral part of
                   these condensed consolidated statements.

                      UNITED INTERNATIONAL HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                    For the Six Months Ended
                                                                                                           August 31,
                                                                                               ----------------------------------
                                                                                                     1996              1995
                                                                                               ----------------  ----------------
Cash flows from operating activities
 Net loss................................................................................         $  (9,848)         $ (38,458)
 Adjustments to reconcile net loss to net cash flows from operating activities:
  Equity in losses of affiliated companies, net..........................................            21,723             13,447
  Gain on sale of investment in affiliated company.......................................           (65,260)                --
  Minority interest share of losses......................................................            (1,751)              (713)
  Depreciation and amortization..........................................................             8,631              1,468
  Amortization of deferred compensation..................................................               426                378
  Accretion of interest on senior secured notes..........................................            31,356             15,348
  Issuance of common stock in connection with Company's 401(k) Plan......................               163                122
  Acceleration of vesting of stock options...............................................                --                650
  Provision for losses on investment related costs.......................................               824                816
  Increase in management fee receivables.................................................              (301)               (98)
  Increase in other assets...............................................................            (8,839)              (825)
  Increase (decrease) in accounts payable, accrued liabilities and other.................             5,572             (3,243)
                                                                                                  ---------          ---------
  Net cash flows from operating activities...............................................           (17,304)           (11,108)
                                                                                                  ---------          ---------
Cash flows from investing activities
 Purchase of short-term investments......................................................          (179,639)           (63,261)
 Proceeds from sale of short-term investments............................................            77,540            134,271
 Restricted cash and short-term investments released.....................................             4,073             71,780
 Investments in and advances to affiliated companies and other investments...............           (53,663)          (138,459)
 Increase in notes receivable............................................................           (36,764)            (6,568)
 Reimbursement of note receivable........................................................             4,264                 --
 Reimbursement of advance to related party...............................................               307                100
 Proceeds from sale of affiliated company................................................            84,098              1,190
 Decrease (increase) in costs to be reimbursed by affiliated companies, net..............             3,005             (8,975)
 Acquisition, transaction and development costs incurred.................................            (2,822)            (3,265)
 Purchase of property, plant and equipment...............................................           (54,289)            (5,816)
                                                                                                  ---------          ---------
 Net cash flows from investing activities................................................          (153,890)           (19,003)
                                                                                                  ---------          ---------
Cash flows from financing activities
 Issuance of common stock in connection with Company's Stock Option Plan.................                65                134
 Proceeds from offering of senior notes..................................................           225,115                 --
 Deferred debt offering costs............................................................            (9,515)                (1)
 Payment of warrants tendered to the Company.............................................            (2,156)                --
 Borrowing of other debt.................................................................             8,902              9,820
 Repayment of other debt.................................................................           (13,684)            (1,000)
                                                                                                  ---------          ---------
 Net cash flows from financing activities................................................           208,727              8,953
                                                                                                  ---------          ---------
Effect of exchange rates on cash.........................................................               855                734
                                                                                                  ---------          ---------
Increase (decrease) in cash and cash equivalents.........................................            38,388            (20,424)
Cash and cash equivalents, beginning of period...........................................           112,218             30,717
                                                                                                  ---------          ---------
Cash and cash equivalents, end of period.................................................         $ 150,606          $  10,293
                                                                                                  =========          =========
Supplemental cash flow disclosures:
Cash paid for interest...................................................................         $     553          $     492
                                                                                                  =========          =========
Cash received for interest...............................................................         $   5,357          $   6,421
                                                                                                  =========          =========

                The accompanying notes are an integral part of
                   these condensed consolidated statements.

                      UNITED INTERNATIONAL HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF AUGUST 31, 1996
                     (Monetary amounts stated in thousands)
                                  (Unaudited)



1.  Organization and Basis of Presentation

    United International Holdings, Inc. (the "Company" or "UIHI") was formed as a Delaware corporation in 1989, for the purpose of developing, acquiring and managing multi-channel television operations and related businesses. The following chart presents a summary of the Company's significant investments in multi-channel television, programming distribution and telephony operations as of August 31, 1996.

     ----------------------      ----------------------
       Philips Media B.V.         United International
                                     Holdings, Inc.
     ----------------------      ----------------------
                50%                    50%                           100%
                ----------------------------       -------------------------
                     United and Philips                United International
                 Communications B.V. ("UPC")             Properties, Inc.
                ----------------------------       -------------------------

----------------------------------------              --------------------------------------
Europe                                                UIH Latin America, Inc.
------                                                -----------------------
Interests Held Directly
Radio Public (Belgium)            100.0%                Cablevision S.A. (Chile)(6)    100.0%
Kabel Net (Czech Rep.)            100.0                 STX (Chile)(6)                 100.0
KTE (Eindhoven, the Netherlands)  100.0                 Cable Star (Peru)               94.0
Marne la Vallee (France)          100.0                 Megapo (Mexico)                 49.0
Telekable Group (Austria)          95.0                 Jundiai TV (Brazil)             46.3
Transvatel SRO (Slovak Republic)   75.0                 TV Show Brasil
A2000 (Amsterdam, the Netherlands) 50.0                   (Fortaleza, Brazil)           40.0
Citecable (France)                 30.0               --------------------------------------
RKS Hamburg (Germany)              29.0
Santander (Spain)                  25.0               --------------------------------------
Portugal                          100.0               Other
Romania                       51.0-90.0               -----
Interests Held Through UII                              ITN                             76.9%
  Melita Cable (Malta)             42.5                 Monor Communications (Hungary)  48.4
  Tevel (Israel)                   23.3                 Iberian Programming Services    33.8
  PHL (Ireland)                    20.0                 Teleport (St. Petersburg)       30.0
                                                      --------------------------------------
Interests Held Through UCI (1)
 Norkabel (Norway)                  8.3               --------------------------------------
 Kabelkom (Hungary)                 3.9               UIH Asia/Pacific, Inc.
 Swedish Cable (Sweden)             2.2               ----------------------
---------------------------------------                 HITV (China)                    49.0%
                                                        SCS (Philippines)(5)            40.0

                                                       97.4%
                                                      UIH Australia/Pacific, Inc. ("UIH AP")
                                                      --------------------------------------
                                                        Saturn (New Zealand)(2)        100.0%
                                                        United Wireless (Australia)    100.0
                                                        Austar (Australia)(3)           94.0
                                                        Telefenua(Tahiti)(4)            90.0
                                                        XYZ (Australia)                 25.0
                                                      --------------------------------------


(1) UPC recently acquired 100% of UCI and now owns 100 of Norkabel, 47% of Kabelkom and 26% of Swedish Cable.
(2) In July 1996, UIH AP increased its ownership interest in Saturn to 100%. In exchange for acquiring the additional 50% interest, the Company gave Saturn's other shareholder a 2.6% interest in UIH AP.
(3) UIH AP holds an effective 94% economic interest in CTV and STV, the two companies that form Austar, formerly known as CEtv. UIH AP held an effective 50% economic interest in Austar until December 1995 when it increased its effective economic ownership interest to 90% and May 31, 1996 when it increased its effective economic ownership interest to 94%. UIH AP has agreed to acquire the remaining 6% interest in Austar subject to certain conditions.
(4) UIH AP owns an effective 90% economic interest in the Tahiti project. UIH AP's economic interest will decrease to 75% and 64% once UIH AP has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.
(5) The Company currently holds a convertible loan, which upon full conversion would provide the Company with a 40% ownership interest in the Philippines operating company.
(6) In September 1996, the Company formed a joint venture with VTK S.A., a Chilean conglomerate, to which each party contributed their respective Chilean multi-channel assets. The Company owns 34% of the joint venture. See
    Note 5.

                      UNITED INTERNATIONAL HOLDINGS, INC.

                                  (Unaudited)

    In August 1996, the Company sold its interest in Net Sao Paulo for $78,098 and recognized a gain of $65,260. The purchase price was satisfied with a cash payment of $43,098 and a note receivable of $35,000. The note receivable bears interest at a rate of 12% per annum, is due in August 1997, and is guaranteed by the Company's former partner in Net Sao Paulo.

    The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all majority-owned subsidiaries except Cablevision S.A. and Red de Television y Servicios por Cable S.A. ("STX") due to a joint venture in Chile which, in September 1996, reduced the Company's interest in Cablevision S.A. and STX below 50% (see
    Note 5). All affiliated companies are accounted for on a calendar year basis, versus the Company which has a fiscal yearend of February 28 (February 29 in leap years). The Company records its share of equity in income (losses) of affiliated companies or consolidates the affiliated companies based on the affiliated companies' calendar yearend results. Exchange rates used are as of August 31, 1996, unless otherwise noted. All significant intercompany accounts and transactions have been eliminated in consolidation.

    In the opinion of management, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of August 31, 1996, and the results of its operations for the three and six months ended August 31, 1996 and 1995. For a more complete understanding of the Company's financial position and results of operations, reference is made to the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended February 29, 1996.

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

    Investments in and Advances to Affiliated Companies, Accounted for Under the Equity Method

    All affiliated companies are accounted for on a calendar year basis, versus the Company which has a fiscal yearend of February 28 (February 29 in leap years). The Company records its share of equity in income (losses) of affiliated companies based on the affiliated companies' calendar yearend results. Investments in and advances to affiliated companies are as follows:

                                                                  As of
                                                             August 31, 1996
                            ----------------------------------------------------------------------------------
                               Investments in        Cumulative Equity       Cumulative
                              and Advances to      in Income (Losses) of    Translation   Valuation
                            Affiliated Companies  Affiliated Companies(1)   Adjustments   Allowance    Total
                            --------------------  -----------------------   ------------  ----------  --------
Europe
------
UPC...........................    $150,446              $(26,727)            $ (9,573)    $    --     $114,146
Monor Communications..........      27,182                (6,785)              (3,319)         --       17,078

Latin America
-------------
STX...........................      52,716                   735                 (855)         --       52,596
Cablevision S.A. .............      33,583                (2,651)                (671)         --       30,261
TV Show Brasil................       6,070                (2,359)                  --          --        3,711
Megapo........................      32,497                  (283)              (1,180)         --       31,034

Asia/Pacific
------------
Saturn........................      11,629                (2,733)                 237          --        9,133
XYZ...........................      13,356               (13,466)                 110          --           --
SCS...........................       8,637                  (234)                 177          --        8,580

Other
-----
Teleport......................       3,039                (1,051)                  --      (1,988)          --
Other.........................      16,830                (3,428)                  --          --       13,402
                                   -------               -------              -------      ------      -------
                                  $355,985              $(58,982)            $(15,074)    $(1,988)    $279,941
                                   =======               =======              =======      ======      =======

 (1) Does not include cumulative equity in losses of $9,979 of Net Sao Paulo as the Company sold its investment in August 1996 realizing a gain of $65,260. Also, does not include cumulative equity in losses of $1,641 of ITN as ITN is now consolidated.

                      UNITED INTERNATIONAL HOLDINGS, INC.

                                  (Unaudited)


                                                                     As of
                                                               February 29, 1996
                                --------------------------------------------------------------------------------
                                   Investments in       Cumulative Equity      Cumulative
                                  and Advances to     in Income (Losses) of   Translation   Valuation
                                Affiliated Companies   Affiliated Companies   Adjustments   Allowance    Total
                                --------------------   --------------------   -----------   ---------    -----

Europe
------
UPC..........................         $150,442              $(15,559)           $(3,758)    $    --     $131,125
Monor Communications.........           24,632                (5,573)            (2,654)         --       16,405

Latin America
-------------
STX..........................           29,423                   205               (671)         --       28,957
Cablevision S.A..............           30,939                (1,037)              (125)         --       29,777
Net Sao Paulo................           16,054                (8,290)                --          --        7,764
TV Show Brasil...............            6,118                (1,582)                --          --        4,536
Megapo.......................           32,491                   (48)            (1,257)         --       31,186

Asia/Pacific
------------
Saturn.......................            6,014                (1,802)               112          --        4,324
XYZ..........................           11,718               (11,737)               111          --           92
SCS..........................            6,346                  (148)               183          --        6,381

Other
-----
Teleport.....................            2,961                (1,051)                --      (1,910)          --
ITN..........................            3,862                (1,032)                --          --        2,830
Other........................           10,008                (1,180)                --          --        8,828
                                       -------               -------             ------     -------      -------
                                      $331,008              $(48,834)           $(8,059)    $(1,910)    $272,205
                                       =======               =======             ======     =======      =======

   Foreign Operations

   The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are presented in United States dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period end and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity.

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

                      UNITED INTERNATIONAL HOLDINGS, INC.

                                   (Unaudited)


 3.  Debt

     Debt consists of the following as of August 31, 1996 and February 29, 1996:

                                                                                                   As of       As of
                                                                                                 August 31, February 29,
                                                                                                    1996        1996
                                                                                                 ---------- ------------
November 1994 14% senior secured notes, net of unamortized discount ...........................   $246,244   $228,828
November 1995 14% senior secured notes, net of unamortized discount ...........................     84,263     78,745
February 1996 14% senior secured notes, net of unamortized discount ...........................     52,099     49,140
May 1996 14% UIH AP senior notes, net of unamortized discount (1) .............................    229,142         --
Note payable to a company, interest at 1.5% above the rate published by a certain Chilean bank,
 principal and interest due quarterly until June 1998, secured  by shares of STX ..............      7,263         --
Note payable to a bank, interest at 7.5% ......................................................         --      9,820
Note payable to a bank, interest at LIBOR plus 1.75% ..........................................         --      3,828
Note payable to a bank ........................................................................        208         --
Capitalized lease obligation ..................................................................      2,598        890
                                                                                                  --------   --------
Total senior secured notes and other debt .....................................................   $621,817   $371,251
                                                                                                  ========   ========

     (1) Balance is as of June 30, 1996.

     The $246,244 of 14% senior secured notes were issued in November 1994 at a discount from their principal amount of $394,000 and accrete interest at a rate of 15.24% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $84,263 of 14% senior secured notes were issued in November 1995 at a discount from their principal amount of $130,000 and accrete interest at a rate of 14% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $52,099 of 14% senior secured notes were issued in February 1996 at a discount from their principal amount of $75,350 and accrete interest at a rate of 11.875% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $229,142 of 14% UIH AP senior notes were issued in May 1996 at a discount from their principal amount of $443,000 and accrete interest at a rate of 14% compounded semi-annually. Cash interest will not be paid prior to May 15, 2001. Thereafter, cash interest will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The senior notes mature May 15, 2006.

4.   Commitments

     A summary of the Company's guarantees as of August 31, 1996 is as follows:

                                                                  Guarantees
                                                                  ----------
     Teleport St. Petersburg ..........................           $ 2,109(1)
     Monor Communications .............................            10,000(2)
     Australis Media Limited ..........................            10,000(3)
                                                                   ------
                                                                  $22,109
                                                                   ======

     (1)  Amount represents Company guarantee of affiliate debt.

     (2) The Company has entered into an arrangement with the lender to the Monor project that calls for a commitment of up to $10,000. The commitment can be used to pay project indebtedness of up to $5,000 for a specified period of time and up to $5,000 to be invested directly into the business.

                       UNITED INTERNATIONAL HOLDINGS, INC.

                                   (Unaudited)


     (3) In May 1996, a wholly-owned subsidiary of UIH AP guaranteed $10,000 of obligations of Australis Media Limited ("Australis"), a principal supplier of Austar's programming. In connection with the guarantee, the wholly-owned subsidiary received warrants to purchase approximately 4.2 million ordinary shares of Australis. This guarantee is secured by a cash deposit of $10,000 by the wholly-owned subsidiary. UIH AP expects this guarantee to be converted to equity and/or repaid during the fourth quarter.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for projected fundings.

5.   Subsequent Event

     In September 1996, the Company completed an agreement with VTR S.A. ("VTR"), a leading Chilean conglomerate with interests in telecommunications and natural resources, under which the parties formed a joint venture. The Company and VTR contributed their respective Chilean multi-channel television assets to the joint venture of which the Company owns 34%. In early 1998, the Company will have the option to increase its interest to 50% after a revaluation of the properties subject to minimum and maximum values.

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

Liquidity and Capital Resources

The Company's expenditures to date have been made in developing multi-channel television, programming distribution and telephony operations in foreign countries. Except for the Company's working capital requirements, the Company's future cash needs will depend on management's acquisition and development decisions. The Company does not expect any operating company to pay dividends in the foreseeable future and accordingly does not expect any distributions to be made by any affiliates.

During the six months ended August 31, 1996, the Company incurred net losses of $9,848 of which $21,723 was from non-cash equity in losses of affiliated companies. The Company also recorded accretion of non-cash interest expense on the senior secured notes totaling $31,356. The Company recognized a gain on sale of an affiliated company of $65,260 and received proceeds from the sale of $79,098. For the six months ended August 31, 1996 the Company purchased $54,289 of property, plant and equipment, the majority of which was purchased by the Company's majority owned subsidiaries in Australia and Tahiti as those entities continue to construct their systems. The Company incurred $2,822 of acquisition, transaction and development costs, primarily with respect to its Latin America and Asia/Pacific regions. The Company's notes receivable increased by $32,500 primarily due to the note receivable of $35,000 received for the sale of Sao Paulo. The Company invested $53,663 of cash in its affiliated companies and other investments due to expected additional investments to the existing systems. The Company purchased short-term investments of $179,639 and sold short-term investments of $77,540 as part of its cash management activities. The Company also paid $2,156 for warrants tendered to the Company. UIH AP received proceeds from the sale of its senior notes of $225,115 and incurred offering costs of $9,515. The Company borrowed additional debt of $8,902 and repaid two loans totaling $13,684.

During the six months ended August 31, 1995, the Company incurred net losses of $38,458 of which $13,447 was from non-cash equity in losses of affiliated companies. The Company also recorded accretion of non-cash interest expense on the senior secured notes totaling $15,348. During the six months ended August 31, 1995, the Company purchased $5,816 of property, plant and equipment, the majority of which was purchased by the Company's majority owned subsidiaries in Tahiti and the Czech Republic as those entities continued to construct their MMDS systems. The Company incurred $3,265 of acquisition, transaction and development costs, primarily with respect to its Latin America and Asia/Pacific regions. The Company's notes receivable increased by $6,568 due to advances under a bridge loan to the other owners of SCS to meet their funding commitments to the project, for which the Company was repaid a portion in August 1996 and will be repaid the remaining portion in August 1997 pursuant to the terms of the bridge loans. The Company's restricted cash decreased $71,780 due to the release of funds in connection with the Company's formation of UPC. The Company invested $138,459 of cash in its affiliated companies and other investments due to expected additional investments to the existing systems. The Company purchased short-term investments of $63,261 and sold short-term investments of $134,271 as part of its cash management activities. The Company's cost to be reimbursed increased by $8,975. The Company borrowed $9,820 to fund a portion of its acquisition in STX.

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

 The following table summarizes the Company's remaining projected funding requirements for its projects other than UIH AP:

                                                      Projected Fundings
                                               ---------------------------------
                                                           Portion
                                                           Funded     Remaining
                                                Total       as of       as of
                                               Expected    August    August 31,
Location                     Type of Project   Fundings   31, 1996      1996
--------                     ---------------   --------   --------   ----------
Europe:
    UPC                      Cable systems     $171,059   $171,059       $    --
    Monor Communications     Telephony/cable
                             systems             26,580     26,580            --
    Spain Programming        Programming         11,613      6,527         5,086
    Irish Programming        Programming         10,159      1,600         8,559
                                                -------    -------        ------
                                                219,411    205,766        13,645
                                                -------    -------        ------
UIH Latin America, Inc.:
    Chile (STX)              Cable system        53,407     45,305         8,102
    Chile (Cablevision)      Cable system        32,100     32,100            --
    Mexico                   Cable system        32,033     32,033            --
    Fortaleza, Brazil        MMDS system          8,402      6,060         2,342
    Jundiai, Brazil          Cable system         4,733      4,001           732
    Peru                     Cable system         6,561      2,059         4,502
    Venezuela                Cable system         7,812      3,182         4,630
    United Family            Programming          5,245         --         5,245
      Communications                            -------    -------        ------
                                                150,293    124,740        25,553
                                                -------    -------        ------
UIH Asia/Pacific, Inc.:
    UIH AP (1)               --                 102,035    102,035            --
    Hunan Province, China    Microwave
                             transmission
                             network              6,265      5,980           285
    Philippines              Cable system        14,723     11,323         3,400
                                                -------    -------        ------
                                                123,023    119,338         3,685
                                                -------    -------        ------
Other:
    Teleport St. Petersburg  Telephony            4,206      2,080         2,126
    ITN, Inc.                --                   5,087      5,002            85
                                                -------    -------        ------
                                                  9,293      7,082         2,211
                                                -------    -------        ------
       Grand Total                             $502,020   $456,926       $45,094
                                                =======    =======        ======

(1) Amount represents what the Company funded to UIH AP. See the table below for UIH AP's projected fundings.

The Company may also invest additional amounts in its existing operating systems and early stage projects or acquire interests from its partners in these systems. For example, the Company completed an agreement with VTR S.A. in Chile to form a joint venture to which each party contributed its respective multi-channel television assets in Chile and of which the Company owns 34%. The Company has an option in early 1998 to increase its ownership interest in the new joint venture to 50% based upon a revaluation of the properties contributed. Thus, the Company could fund additional amounts to increase its ownership percentage (subject to maximum and minimum values) of the joint venture.

The amount currently estimated by UIH AP for future fundings and capital commitments, as described below, has been funded using the proceeds of $225,100 from the sale of the 1996 UIH AP senior notes, of which $109,352 is remaining as of August 31, 1996, and UIHI's fundings prior to the offering. In addition, UIH AP intends to raise additional funds through the sale of equity securities and/or further issuances of debt either by UIH AP, its immediate parent corporation, or its operating companies.

The following table summarizes UIH AP's remaining projected funding requirements for its projects (based on UIH AP's August 31, 1996 ownership interest):

                                                       Projected Fundings
                                             -----------------------------------------
                                                Total      Portion       Remaining
                                              Expected   Funded as of      as of
Location                     Type of Project  Fundings August 31, 1996 August 31, 1996
--------                     --------------- --------- --------------- ---------------
UIH AP:
    New Zealand              Cable system     $ 92,822     $ 14,757       $ 78,065
    Australia (Austar)(1)    MMDS/DTH
                             systems           355,315      108,436        246,879
    Australia (XYZ)          Programming        14,328       10,002          4,326
    Tahiti                   MMDS system        17,399       15,119          2,280
    United Wireless          Mobile data         8,200        3,036          5,164
                             services          -------      -------        -------
                                              $488,064     $151,350       $336,714
                                               =======      =======        =======

(1) Does not include the $50,700 paid by the Company to other shareholders of Austar to increase its ownership interest. UIH AP has also agreed to acquire the remaining 6% of Austar. The above projected funding assumes 100% ownership.

The Company currently does not expect to contribute additional capital to UPC, as UPC will finance its operating systems and development opportunities with its operating cash flow and cash on hand, as well as possible equity and debt financings. At this time, the Company does not know which acquisition or other development projects UPC will pursue and is unable to estimate the amount of funds that will be necessary for UPC to develop the projects it chooses to pursue.

In connection with the UPC transaction, UPC issued to Philips $133,600 of UPC PIK Notes in two tranches, both of which become due and payable on January 1, 2005. The first tranche ($53,400) becomes convertible into equity of UPC in July 1999 and the second tranche ($80,200) becomes convertible into equity of UPC in July 2001. The Company has the option to purchase one-half of the UPC PIK Notes at any time they become convertible. While the Company and Philips currently intend that the UPC PIK Notes will be redeemed by UPC prior to conversion through an equity or debt financing at the UPC level, if the UPC PIK Notes are not redeemed prior to conversion, the Company must either purchase one-half of the UPC PIK Notes or face dilution of its interest in UPC.

In December 1995, the Company acquired an additional effective 40% economic interest in both CTV and STV, increasing its total effective economic interest in both companies to approximately 90%. In May 1996, the Company increased its interest to 94% and UIH AP (the 97.4% owned subsidiary to which the interests in Austar, formerly known as CEtv, were contributed) has agreed subject to certain conditions, to acquire the remaining 6% in Austar. As a result of this acquisition, the Company now consolidates the majority financial results of STV and CTV, the two companies that comprise Austar. Prior to this acquisition, the Company accounted for these companies on the equity method, reporting its proportionate interest in STV's and CTV's losses. As STV and CTV are in the early stages of operations and construction of their multi-channel television systems, the Company anticipates these companies will continue to incur losses for the next several years.

In July 1996, UIH AP increased its ownership interest in Saturn to 100%. In exchange for acquiring the additional 50% interest, the Company gave Saturn's other shareholder a 2.6% interest in UIH AP. The Company's share of Saturn's losses have been recognized to date through an equity pick up. Saturn's results will be consolidated beginning in the third quarter.

Because the Company and UIH AP do not currently have any cash flow, their ability to repay their obligations on the senior notes at maturity will be dependent on developing one or more sources of cash prior to the maturity of the senior notes. The Company may (i) seek to refinance all or a portion of the senior notes at maturity though sales of additional debt or equity securities of the Company, (ii) seek to sell all or a portion of its interests in one or more of its affiliated companies, (iii) negotiate with its current financial and strategic partners to permit the cash produced by its affiliated companies, such as UPC, to be distributed to equity holders rather than reinvested in the businesses of such affiliated companies, and/or (iv) seek to invest in companies that will make substantial cash distributions on or before the maturity of the senior notes.

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

See Note 4 of the Company's Condensed Consolidated Financial Statements for additional information regarding the Company's commitments subject to the provisions of the Company's and UIH A/P's senior secured notes indentures.

Results of Operations

The Company's Management Fee Income from Related Parties. Management fee income, as compared to the corresponding prior year amounts, increased approximately $284 (979.3%) and $567 (900.0%) during the three and six months ended August 31, 1996 and 1995, respectively. The detail of management fee income is as follows:

                                        For the Three Months  For the Six Months
                                          Ended August 31,     Ended August 31,
                                        --------------------  ------------------
                                          1996       1995       1996      1995
                                        ---------  ---------  --------  --------
UIH Asia/Pacific, Inc. ................     $  29      $  --     $ 163     $  --
UIH Latin America, Inc. ...............       217         --       356        --
Other .................................        67         29       111        63
                                             ----       ----      ----      ----
     Total management fee income from
      related parties .................     $ 313      $  29     $ 630     $  63
                                             ====       ====      ====      ====


The Company's Service Revenue. Service revenue, as compared to the corresponding prior year amounts, increased approximately $3,799 (833.1%) and $5,395 (522.8%) during the three and six months ended August 31, 1996 and 1995, respectively, as follows:

                               For the Three Months  For the Six Months
                                 Ended August 31,     Ended August 31,
                               --------------------  ------------------
                                  1996       1995      1996      1995
                               ----------  --------  --------  --------
UIH Asia/Pacific, Inc. (1) ....    $3,936     $ 456    $5,870    $  552
UIH Latin America, Inc. (2) ...       246        --       484        --
Other (3) .....................        73        --        73       480
                                    -----      ----     -----     -----
   Total service revenue ......    $4,255     $ 456    $6,427    $1,032
                                    =====      ====     =====     =====

(1)  Amounts for UIH Asia/Pacific, Inc. have varied for the following reasons:
     - Austar, formerly known as CEtv, launched service in September 1995 and was consolidated effective March 1, 1996.
     -    The Tahiti system launched service in March 1995.
     -    The Company acquired a 100% interest in United Wireless in September
          1995.
(2)  The Company acquired 94% of Cablestar in February 1996.
(3)  Other amounts have varied for the following reasons:
     - The Company's previously owned 66.7% subsidiary, Kabel Net, initiated MMDS operations during the fall of 1994. Beginning June 1, 1995, the activity of Kabel Net and certain of the programming assets are recorded through the Company's 50% equity pick-up from UPC.
     -    The Company began consolidating ITN effective June 1, 1996.

The Company's Operating Expense. During the three and six months ended August 31, 1996 and 1995, respectively, the Company experienced an increase in operating expense, as compared to the corresponding prior year amounts, of approximately $6,537 (534.1%) and $10,376 (416.0%), as follows:

                               For the Three Months  For the Six Months
                                 Ended August 31,     Ended August 31,
                               --------------------  ------------------
                                 1996       1995       1996      1995
                               ---------  ---------  ---------  -------
UIH Asia/Pacific, Inc. (1) ...    $7,310     $1,224    $12,305   $1,415
UIH Latin America, Inc. (2) ..       104         --        218       --
Other (3) ....................       347         --        347    1,079
                                   -----      -----     ------    -----
   Total operating expense ...    $7,761     $1,224    $12,870   $2,494
                                   =====      =====     ======    =====

Footnotes (1), (2), (3): see discussion under "The Company's Service Revenue" above.

The Company's General and Administrative Expense. During the three and six months ended August 31, 1996 and 1995, respectively, the Company experienced an increase in general and administrative expense over the corresponding prior year amounts of approximately $978 (14.7%) and $1,886 (15.6%), as follows:

                                        For the Three Months  For the Six Months
                                          Ended August 31,     Ended August 31,
                                        --------------------  ------------------
                                          1996       1995       1996      1995
                                        ---------  ---------  --------  --------
UIH Asia/Pacific, Inc. (1) .............   $2,638     $1,024   $ 4,682   $ 1,184
UIH Latin America, Inc. (2) ............      123         --       257        --
Other (3) (4) ..........................    4,851      3,769     9,017     8,572
Non-recurring charges (5) ..............       --      1,841        --     2,314
                                            -----      -----    ------    ------
   Total general and administrative
    expense.............................   $7,612     $6,634   $13,956   $12,070
                                            =====      =====    ======    ======

Footnotes (1), (2), (3): see discussion under "The Company's Service Revenue" above.
(4) The increase, in part, relates to the increases in activity which have resulted in the hiring of additional staff dedicated to the Company's management and development efforts.
(5) Included in non-recurring charges are costs which are currently incurred by UPC.

The Company's Depreciation and Amortization. Depreciation and amortization increased $5,359 (1,429.1%) and $7,163 (487.9%) during the three and six months ended August 31, 1996 and 1995, respectively. The increase is due to the launch of the system in Tahiti in March of 1995 and Australia in September 1995, which is consolidated effective March 1, 1996. As noted above under "The Company's Service Revenue," the activity of Kabel Net and certain programming assets are currently recorded as an equity pick-up and in fiscal 1996 such investments were consolidated for the first quarter.

The Company's Equity in Losses of Affiliated Companies, Net. The Company recognized equity in losses of affiliated companies of $9,539 and $9,098 for the three months ended August 31, 1996 and 1995, respectively, and $21,741 and $13,310 for the six months ended August 31, 1996 and 1995, as follows:

                                  Three Months Ended August 31, 1996         Three Months Ended August 31, 1995
                               ----------------------------------------  -----------------------------------------
                                  Company/UPC           Equity in          Company/UPC             Equity in
                                   Ownership       Income (Losses) of       Ownership          Income (Losses) of
                                 Interest (1)     Affiliated Companies    Interest (1)       Affiliated  Companies
                               -----------------  ---------------------  ---------------     ---------------------
Europe
     UPC ...................         50.0%              $(4,686)                --                   $  --
     UCI (2)(3):
          Norkabel .........          --                     --                8.3%                    104
          SCD ..............          --                     --                2.2%                    (27)
          Kabelkom .........          --                     --                3.9%                     37
          UCI ..............          --                     --                8.3%                     (6)
                                                        -------                                    -------
                                                             --                                        108
          Suspended loss (4)                                 --                                       (108)
                                                        -------                                    -------
          Loss recognized ..                                 --                                         --
                                                        -------                                    -------
     UII(3):
          Tevel ............          --                     --               23.3%                    512
          PHL ..............          --                     --               20.0%(5)                (552)
          Melita(2) ........          --                     --               41.6%(5)                (357)
          UII ..............          --                     --               50.0%                    121
                                                        -------                                      -----
                                                             --                                       (276)
                                                        -------                                      -----
     UII Management(3) .....          --                     --               50.0%                    232
     Monor .................         48.4%                 (591)              47.6%                   (857)
     Santander(3) ..........          --                     --               25.0%                   (119)
     Kabel Net(3)(6) .......          --                     --               66.7%                 (1,217)
     Programming(3)(6) .....          --                     --              100.0%                   (247)

UIH Latin America, Inc. ....
     STX ...................        100.0%                  255                --                       --
     Megapo ................         49.0%                   50                --                       --
     Net Sao Paulo(7) ......         34.0%                   --               34.0%                 (1,992)
     Cablevision S.A. ......        100.0%               (1,298)              50.0%                     (2)
     TV Show Brasil ........         40.0%                 (324)              40.0%                   (269)

UIH Asia/Pacific, Inc. .....
     Austar(8)                        --                     --               50.0%                   (175)
     XYZ ...................         25.0%(9)            (1,007)              50.0%                 (3,446)
     Saturn (10) ...........        100.0%                 (529)              50.0%                   (274)
Other ......................    33.8-46.3%(11)           (1,409)           25.0-46.3%                 (456)
                                                        -------                                     ------
     Total equity in losses
      of affiliated companies,
      net...................                           $ (9,539)                                   $(9,098)
                                                        =======                                     ======


                                             Six Months Ended August 31, 1996          Six Months Ended August 31, 1995
                                          ---------------------------------------  -----------------------------------------
                                            Company/UPC           Equity in          Company/UPC          Equity in
                                             Ownership       Income (Losses) of       Ownership       Income (Losses) of
                                            Interest (1)    Affiliated Companies    Interest (1)    Affiliated  Companies
                                          ----------------  ---------------------  ---------------  ---------------------
Europe
     UPC ......................                 50.0%         $(11,168)                  --                $   --
     UCI (2)(3):
          Norkabel ............                   --                --                  8.3%                  651
          SCD .................                   --                --                  2.2%                  (61)
          Kabelkom ............                   --                --                  3.9%                   64
          UCI .................                   --                --                  8.3%                   (6)
                                                              --------                                    -------
                                                                    --                                        648
          Suspended loss (4) ..                   --                --                                       (648)
                                                              --------                                    -------
          Loss recognized .....                   --                --                                         --
                                                              --------                                    -------
     UII(3):
          Tevel ...............                   --                --                 23.3%                1,054
          PHL .................                   --                --                 20.0%(5)              (925)
          Melita(2) ...........                   --                --                 41.6%(5)              (598)
          UII .................                   --                --                 50.0%                  267
                                                              --------                                    -------
                                                                    --                                       (202)
                                                              --------                                   --------
     UII Management(3) ........                   --                --                 50.0%                  468
     Monor ....................                 48.4%           (1,187)                47.6%               (1,761)
     Santander(3) .............                   --                --                 25.0%                 (213)
     Kabel Net(3)(6) ..........                   --                --                 66.7%               (1,217)
     Programming(3)(6) ........                   --                --                100.0%                 (247)

UIH Latin America, Inc.
     STX ......................                100.0%              530                   --                    --
     Megapo ...................                 49.0%             (208)                  --                    --
     Net Sao Paulo(7) .........                 34.0%           (1,649)                34.0%               (3,518)
     Cablevision S.A. .........                100.0%           (1,614)                50.0%                    9
     TV Show Brasil ...........                 40.0%             (777)                40.0%                 (467)

UIH Asia/Pacific, Inc.
     Austar(8) ................                   --                --                 50.0%                 (364)
     XYZ ......................                 25.0%(9)        (1,639)                50.0%               (4,389)
     Saturn(10) ...............                100.0%             (928)                50.0%                 (535)
Other .........................            33.8-76.9%(11)       (3,101)           25.0-46.3%                 (874)
                                                              --------                                    -------
     Total equity in losses of
      affiliated companies,
      net......................                              $ (21,741)                                  $(13,310)
                                                              ========                                    =======

(1) On July 13, 1995, the UPC transaction was closed and the Company's interests in UCI, UII, UII Management, Santander, Kabel Net and certain programming entities were transferred to UPC.
(2) The Company's ownership interest with respect to equity in losses from UCI and Melita was calculated based on the Company's average ownership interest throughout the period.
(3)  These properties were contributed to UPC.
(4) Represents cumulative losses in affiliate in excess of capital invested (including contractual funding commitments) or a reduction of suspended losses for equity in income.
(5) The Company's ownership interest with respect to equity in losses from PHL and Melita is calculated net of minority interest.
(6) Due to the determination that Kabel Net and certain programming entities would be contributed to UPC, the consolidated activity for the three months ended June 30, 1995 was calculated as an equity pick up and not consolidated.
(7) In August 1996, the Company sold its interest in Net Sao Paulo for $78,098 and recognized a gain of $65,260 on the sale.
(8) In December 1995, the Company increased its effective interest in Austar to majority control and began consolidating Austar's results of operations March 1, 1996.
(9)  In July 1995, the Company reduced its ownership percentage in XYZ to 25%.
(10) In July 1996, UIH AP increased its ownership interest in Saturn to 100%. In exchange for acquiring the additional 50% interest, the Company issued to Saturn's other shareholder a 2.6% interest in UIH AP.
(11) The Company increased its ownership in ITN to 76.9% in April 1996.

The Company's Interest Income. Interest income, as compared to the corresponding prior period amounts, increased by approximately $1,930 (116.0%) and $818 (16.7%) during the three and six months ended August 31, 1996. Such increase is primarily due to a higher amount of cash invested in the current year as compared to the prior year and due to reduced fundings to projects in the current period.

The Company's Interest Expense. Interest expense, as compared to the corresponding prior period amounts, increased by approximately $10,150 (126.4%) and $16,299 (104.5%) during the three and six months ended August 31, 1996. The increase is due to the sale of the senior secured notes in connection with the Company's debt offerings in November 1995 and February 1996.

The Company's Provision for Losses on Investment Related Costs. Provision for losses on investment related costs totaled $472 and $439 for the three months ended August 31, 1996 and 1995, respectively and $824 and $816 for the six months ended August 31, 1996 and 1995, respectively. The Company capitalizes direct and incremental costs incurred relative to pursuing potential investments. If an investment is made, these costs are either reimbursed to the Company by the operating entity or capitalized as part of the cost basis of the investment. If the potential investment is abandoned, these costs are expensed.

Gain on Sale of Affiliated Company. In August 1996, the Company sold its interest in Net Sao Paulo for $78,098 and recognized a gain of $65,260. The purchase price was satisfied with a cash payment of $43,098 and a note receivable of $35,000. The note receivable bears interest at a rate of 12% per annum, is due in August 1997, and is guaranteed by the Company's former partner in Net Sao Paulo.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 5 - Other Information

Summary Operating Data

The operating data set forth below reflect the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                           As of  June 30, 1996
                          --------------------------------------------------------------
                            Homes in       Homes       Basic        Basic         UIHI
                          Service Area    Passed    Subscribers  Penetration   Ownership
                          ------------    ------    -----------  ------------  ----------

Europe
------
UPC Systems:
Austria
     Cable ............     884,000       612,400       423,300     69.1%         47.5%
Netherlands (Amsterdam)
     Cable ............     525,000       516,125       487,221     94.4%         25.0%
Belgium
     Cable ............     134,000       133,000       127,109     95.6%         50.0%
Netherlands (Eindhoven)
     Cable ............      90,000        88,440        84,018     95.0%         50.0%
Israel
     Cable ............     330,000       327,575       224,675     68.6%         11.7%
Ireland
     Cable ............      78,100        77,706        49,571     63.8%         10.0%
     MMDS .............     277,200       257,000        60,752     23.6%
Czech Republic
     Cable/MMDS .......     330,000        99,579        30,197     30.3%         50.0%
     MATV .............          --         9,610         9,610    100.0%
Slovakia
     Cable ............     100,000         7,865         6,166     78.4%         37.5%
Malta
     Cable ............     179,000       139,070        42,556     30.6%         21.3%
Hungary (Kabelkom)
     Cable ............     252,100       235,646       216,209     91.8%          2.0%
Norway
     Cable ............     233,900       219,091       154,093     70.3%          4.2%
Germany
     Cable ............     300,000       150,000        53,491     35.7%         14.5%
Sweden
     Cable ............     541,600       316,567       148,432     46.9%          1.1%
     SMATV ............          --       143,971        59,912     41.6%
Santander, Spain
     Cable ............      57,800        17,186         1,790     10.4%         12.5%
Portugal
     Cable ............     772,000            --            --       --          50.0%
Romania
     Cable ............     105,000        47,562        28,240     59.4%     25.5-45.0%
France (Citecable)
     Cable ............     250,000        69,740         6,868      9.8%          15.0%
                          ---------     ---------     ---------
           Total ......   5,439,700     3,468,133     2,214,210
                          ---------     ---------     ---------

                                      As of June 30, 1996                     As of March 31,1996
                             ---------------------------------------  -------------------------------------
                                 UIHI           UIHI        UIHI
                              Equity in      Equity in    Equity in
                               Homes in        Homes        Basic       Homes        Basic          Basic
                             Service Area      Passed    Subscribers    Passed     Subscribers    Penetration
                             ------------      ------    -----------    ------     -----------    -----------
Europe
------
UPC Systems:
Austria
     Cable ............      419,900           290,890     201,068     610,200       419,900           68.8%
Netherlands (Amsterdam)
     Cable ............      131,250           129,031     121,805     515,059       485,616           94.3%
Belgium
     Cable ............       67,000            66,500      63,555     133,000       127,902           96.2%
Netherlands (Eindhoven)
     Cable ............       45,000            44,220      42,009      88,200        83,808           95.0%
Israel
     Cable ............       38,610            38,326      26,287     324,166       222,325           68.6%
Ireland
     Cable ............        7,810             7,771       4,957      77,247        49,413           64.0%
     MMDS .............       27,720            25,700       6,075     211,244        60,327           28.6%
Czech Republic
     Cable/MMDS .......      165,000            49,790      15,099      76,514        17,131           22.4%
     MATV .............           --             4,805       4,805       9,880         9,880          100.0%
Slovakia
     Cable ............       37,500             2,949       2,312       6,738         5,607           83.2%
Malta
     Cable ............       38,127            29,622       9,064     136,158        39,243           28.8%
Hungary (Kabelkom)
     Cable ............        5,042             4,713       4,324     235,402       217,471           92.4%
Norway
     Cable ............        9,824             9,202       6,472     217,982       153,690           70.5%
Germany
     Cable ............       43,500            21,750       7,756      66,000        53,491           81.0%
Sweden
     Cable ............        5,958             3,482       1,633     315,953       151,179           47.8%
     SMATV ............           --             1,584         659     143,244        61,621           43.0%
Santander, Spain
     Cable ............        7,225             2,148         224      18,761         1,098            5.9%
Portugal
     Cable ............      386,000                --          --          --            --             --
Romania
     Cable ............       32,625            16,224       8,602          --            --             --
France (Citecable)
     Cable ............       37,500            10,461       1,030      50,040         7,041           14.1%
                           ---------         ---------   ---------   ---------     ---------
           Total ......    1,505,591           759,168     527,736   3,235,788     2,166,743
                           ---------         ---------   ---------   ---------     ---------

                                               As of March 31, 1996
                                 -----------------------------------------------
                                                      UIHI              UIHI
                                                   Equity in         Equity in
                                    UIHI             Homes             Basic
                                  Ownership          Passed         Subscribers
                                  ---------          ------         -----------
Europe
------
UPC Systems:
Austria
     Cable ............           47.5%              289,845         199,453
Netherlands (Amsterdam)
     Cable ............           25.0%              128,765         121,404
Belgium
     Cable ............           50.0%               66,500          63,951
Netherlands (Eindhoven)
     Cable ............           50.0%               44,100          41,904
Israel
     Cable ............           11.7%               37,927          26,012
Ireland
     Cable ............           10.0%                7,725           4,941
     MMDS .............                               21,124           6,033
Czech Republic
     Cable/MMDS .......           50.0%               38,257           8,566
     MATV .............                                4,940           4,940
Slovakia
     Cable ............           37.5%                2,527           2,103
Malta
     Cable ............           21.3%               29,002           8,359
Hungary (Kabelkom)
     Cable ............            2.0%                4,708           4,349
Norway
     Cable ............            4.2%                9,155           6,455
Germany
     Cable ............           14.5%                9,570           7,756
Sweden
     Cable ............            1.1%                3,475           1,663
     SMATV ............                                1,576             678
Santander, Spain
     Cable ............           12.5%                2,345             137
Portugal
     Cable ............              --                   --              --
Romania
     Cable ............              --                   --              --
France (Citecable)
     Cable ............           15.0%                7,506           1,056
                                                     -------         -------
           Total ......                              709,047         509,760
                                                     -------         -------

                                                                     As of  June 30, 1996
                               -------------------------------------------------------------------------------------------------
                                                                                                  UIHI
                                                                                                Equity in    UIHI        UIHI
                                                                                                Homes in    Equity     Equity in
                                 Homes in       Homes       Basic        Basic        UIHI       Service   in Homes      Basic
                               Service Area    Passed    Subscribers  Penetration   Ownership     Area      Passed    Subscribers
                               ------------    ------    -----------  -----------   ---------   ---------  ---------  -----------
 UIHI Systems:
 Hungary (Monor)(1)
      Telephony.............         75,000     75,000       49,723         66.3%       43.3%     32,475     32,475       21,530
      Cable.................             --     34,324       10,368         30.2%                     --     14,862        4,489

 UIH Latin America, Inc.
 -----------------------
 Chile (Cablevision)(2)
      Cable.................        234,000    156,124       45,454         29.1%      100.0%    234,000    156,124       45,454
 Chile (Pacifico)(2)
      Cable.................         44,000     26,843        7,257         27.0%      100.0%     44,000     26,843        7,257
 Chile (STX)
      Cable.................        221,000    147,548       48,762         33.0%      100.0%    221,000    147,548       48,762
 Mexico
      Cable.................        350,000    165,113       53,334         32.3%       49.0%    171,500     80,905       26,134
 Fortaleza, Brazil
      MMDS..................        430,000    387,000       10,040          2.6%       40.0%    172,000    154,800        4,016
 Jundiai, Brazil
      Cable.................         50,000     33,199        7,124         21.5%       46.3%     23,150     15,371        3,298
 Peru
      Cable.................        115,000     10,000        2,619         26.2%       94.0%    108,100      9,400        2,462
                                  ---------  ---------    ---------                            --------- ----------      -------
           Total............      1,444,000    925,827      174,590                              973,750    590,991      137,383
                                  ---------  ---------    ---------                            --------- ----------      -------

 UIH Asia/Pacific, Inc.
 ---------------------------
 Australia (Austar)
      MMDS/DTH..............      1,500,000  1,171,000       34,808          3.0%       94.0%  1,410,000  1,100,740       32,720
 Australia (XYZ)
     Programming...........             N/A        N/A      207,666          N/A        25.0%        N/A        N/A       51,917
 New Zealand
     Cable.................         141,000      6,000        1,125         18.8%      100.0%    141,000      6,000        1,125
 Philippines(3)
     Cable.................         433,000     81,259       29,642         36.5%       40.0%    173,200     32,504       11,857
 Tahiti
     MMDS..................          31,000     17,458        4,361         25.0%       90.0%     27,900     15,712        3,925
 China (HITV)(4)
     Microwave Relay Nwt...             N/A        N/A          N/A          N/A        49.0%        N/A        N/A          N/A
                                  ---------  ---------    ---------                            ---------  ---------      -------
          Total............       2,105,000  1,275,717      277,602                            1,752,100  1,154,956      101,544
                                  ---------  ---------    ---------                            ---------  ---------      -------

          Grand Total......       9,063,700  5,779,001    2,726,493                            4,263,916  2,552,452      792,682
                                  =========  =========    =========                            ========= ==========      =======


                                                       As of March 31, 1996
                             ------------------------------------------------------------------------
                                                                                 UIHI        UIHI
                                                                               Equity in   Equity in
                               Homes       Basic        Basic        UIHI        Homes       Basic
                              Passed    Subscribers  Penetration   Ownership    Passed    Subscribers
                             ---------  -----------  -----------   ---------   ---------  -----------
UIHI Systems:
Hungary (Monor)(1)
     Telephony.............     75,000       43,690         58.3%       43.3%     32,475       18,918
     Cable.................     29,676        8,606         29.0%                 12,850        3,726

UIH Latin America, Inc.
---------------------------
Chile (Cablevision)(2)
     Cable.................    148,128       42,583         28.7%      100.0%    148,128       42,583
Chile (Pacifico)(2)
     Cable.................     24,325        6,562         27.0%      100.0%     24,325        6,562
Chile (STX)
     Cable.................    141,343       47,124         33.3%       65.0%     91,873       30,631
Mexico
     Cable.................    156,610       52,462         33.5%       49.0%     76,739       25,706
Fortaleza, Brazil
     MMDS..................    387,000        8,699          2.2%       40.0%    154,800        3,480
Jundiai, Brazil
     Cable.................     26,722        5,448         20.4%       46.3%     12,372        2,541
Peru
     Cable.................     15,000        2,550         17.0%       94.0%     14,100        2,397
                               -------      -------                              -------      -------
          Total............    899,128      165,428                              522,337      113,900
                               -------      -------                              -------      -------

UIH Asia/Pacific, Inc.
---------------------------
Australia (Austar)
     MMDS/DTH..............    347,038       14,047          4.0%       90.0%    312,334      12,633

Australia (XYZ)
     Programming...........        N/A      185,000          N/A        25.0%        N/A      46,250
New Zealand
     Cable.................      6,000        1,100         18.3%       50.0%      3,000       2,250
Philippines(3)
     Cable.................     66,553       24,444         36.7%       40.0%     26,621       9,778
Tahiti
     MMDS..................     15,450        4,500         29.1%       90.0%     13,905       4,050
China (HITV)(4)
     Microwave Relay Nwt...        N/A          N/A          N/A        49.0%        N/A         N/A
                             ---------    ---------                            ---------      ------
          Total............    435,041      229,091                              355,860      74,961
                             ---------    ---------                            ---------      ------

          Grand Total......  4,674,633    2,613,558                            1,632,569     721,265
                             =========    =========                            =========     =======

(1) The Company owns a 48.4% interest in Monor Communications Group, Inc. which holds a 89.47% interest in the operating company, Monor Telefon.
(2) The Company holds a 100% interest in Cablevision. Cablevision holds a 100% interest in Cablevision Norte S.A. and a 100% interest in Pacifico TV.
(3) The Company currently has a convertible loan with SCS, which upon conversion will allow for a 40% ownership interest.
(4) The Company has a 49% interest in HITV, a joint venture that owns a microwave relay system in the Hunan Province that transmits one provincial channel to approximately 400,000 cable television homes in the region.

  The financial information presented below has been taken from unaudited financial information of the respective operating companies that were providing service as of June 30, 1995 and 1996. Some of the information presented below has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from United States generally accepted accounting principles. In addition, certain amounts for the six months ended June 30, 1995 and 1996 have been converted to dollars using June 30, 1996 exchange rates for the convenience translation.

                                                   Revenues
                                      ----------------------------------
                                           Convenience Translation
                                      ----------------------------------
                                      Six Months Ended  Six Months Ended
                                        June 30,1995     June 30, 1996
                                      ----------------  ----------------
Europe                                          (in thousands)
  Belgium(1)........................       $     --          $ 10,477
  Eindhoven(1)......................             --             5,356
  Austria(1)........................             --            45,983
  Amsterdam.........................             --            23,687
  Israel............................         36,537            45,281
  Ireland...........................         13,627            14,887
  Malta.............................          2,968             4,308
  Norway............................         17,349            16,895
  Sweden............................         21,463            21,270
  Hungary (Kabelkom, cable).........          9,607            10,882
  Hungary (Monor, telephony/cable)..          2,046             5,361
  Czech Republic(1).................            645             1,670
  Spain.............................             16               313
  France............................             --                25
  Romania...........................             --               360
  Slovakia..........................             --               101
                                           --------          --------
     Total                                  104,258           206,856
                                           --------          --------

UIH Latin America, Inc.
  Chile (Cablevision)(3)............          2,121             3,650
  Chile (Pacifico)(3)...............            431               738
  Chile (STX).......................             --             7,191
  Jundiai, Brazil...................            286             1,055
  Fortaleza, Brazil.................            892             2,429
  Mexico............................             --             4,081
  Peru (Cablestar)..................             --               484
                                           --------          --------
     Total                                    3,730            19,628
                                           --------          --------

UIH Asia/Pacific, Inc.
  Australia (United Wireless)(4)....             --                 5
  Australia (Austar)................             --             4,147
  New Zealand.......................             53               105
  Tahiti............................            541             1,739
  Philippines.......................             --             1,720
  Australia (XYZ)...................             --             2,667
                                           --------          --------
     Total..........................            594            10,383
                                           --------          --------

     Grand Total....................       $108,582          $236,867
                                           ========          ========



                                               Net Income (Loss)
                                      ------------------------------------
                                            Convenience Translation
                                      ------------------------------------
                                      Six Months Ended   Six Months Ended
                                        June 30, 1995      June 30, 1996
                                      -----------------  -----------------
Europe                                           (in thousands)
  Belgium(1)........................        $     --          $    (637)
  Eindhoven(1)......................              --               (332)
  Austria(1)........................              --                299
  Amsterdam.........................              --             (2,525)
  Israel............................           4,170             10,706
  Ireland...........................          (5,906)            (2,731)
  Malta.............................          (1,232)            (1,521)
  Norway............................           3,492            (11,602)
  Sweden............................         (12,597)            (7,281)
  Hungary (Kabelkom, cable).........           1,098              2,415
  Hungary (Monor, telephony/cable)..          26,238             (2,605)
  Czech Republic(1).................          (3,687)            (4,526)
  Spain.............................          (1,005)              (919)
  France............................              --               (741)
  Romania...........................              --                188
  Slovakia..........................              --                (31)
                                            --------          ---------
     Total                                    10,571           ( 21,843)
                                            --------          ---------

UIH Latin America, Inc.
  Chile (Cablevision)(3)............             238               (913)
  Chile (Pacifico)(3)...............             (29)                33
  Chile (STX).......................              --              2,216
  Jundiai, Brazil...................            (525)              (622)
  Fortaleza, Brazil.................          (1,537)            (1,229)
  Mexico............................              --               (654)
  Peru (Cablestar)..................              --                (62)
                                            --------          ---------
     Total                                    (1,853)            (1,231)
                                            --------          ---------

UIH Asia/Pacific, Inc.
  Australia (United Wireless)(4)....              --             (1,184)
  Australia (Austar)................              --            (16,369)
  New Zealand.......................          (1,022)            (1,739)
  Tahiti............................          (2,333)            (1,745)
  Philippines.......................              --               (190)
  Australia (XYZ)...................              --             (6,423)
                                            --------          ---------
     Total..........................          (3,355)           (27,650)
                                            --------          ---------

     Grand Total....................        $  5,363          $ (50,724)
                                            ========          =========





                                              Adjusted EBITDA (9)
                                      ------------------------------------
                                            Convenience Translation
                                      ------------------------------------
                                      Six Months Ended   Six Months Ended
                                        June 30, 1996      June 30, 1996
                                      -----------------  -----------------
Europe                                           (in thousands)
  Belgium(1)........................        $    --           $  3,542
  Eindhoven(1)......................             --              3,502
  Austria(1)........................             --             23,971
  Amsterdam.........................             --             11,043
  Israel............................         18,852             24,868
  Ireland...........................          3,519              5,548
  Malta.............................            759              1,100
  Norway............................          7,862              5,682
  Sweden............................          4,998              6,698
  Hungary (Kabelkom, cable).........          4,221              4,710
  Hungary (Monor, telephony/cable)..           (457)             2,153
  Czech Republic(1).................         (2,466)            (2,599)
  Spain.............................           (950)              (570)
  France............................             --               (662)
  Romania...........................             --                246
  Slovakia..........................             --               (118)
                                            -------           --------
     Total                                   36,338             89,114
                                            -------           --------

UIH Latin America, Inc.
  Chile (Cablevision)(3)............            665              1,063
  Chile (Pacifico)(3)...............             52                187
  Chile (STX).......................             --              3,178
  Jundiai, Brazil...................           (448)              (116)
  Fortaleza, Brazil.................         (1,296)              (541)
  Mexico............................             --              1,322
  Peru (Cablestar)..................             --                  9
                                            -------           --------
     Total                                   (1,027)             5,102
                                            -------           --------

UIH Asia/Pacific, Inc.
  Australia (United Wireless)(4)....             --               (823)
  Australia (Austar)................             --             (9,919)
  New Zealand.......................           (800)            (1,434)
  Tahiti............................             --               (440)
  Philippines.......................             --                525
  Australia (XYZ)...................             --             (5,289)
                                            -------           --------
     Total..........................           (800)           (17,380)
                                            -------           --------

     Grand Total....................        $34,511           $ 76,836
                                            =======           ========



                                           Long-term Debt
                                      ------------------------
                                      Convenience Translation
                                      ------------------------
                                               As of
                                           June 30, 1996
                                      ------------------------
Europe                                     (in thousands)
  Belgium(1)                                 $         --
  Eindhoven(1)......................               12,934
  Austria(1)........................                   --
  Amsterdam.........................              198,923
  Israel............................               18,304
  Ireland...........................               54,813
  Malta.............................               12,746
  Norway(2).........................              149,799
  Sweden............................              112,976
  Hungary (Kabelkom, cable).........                   --
  Hungary (Monor, telephony/cable)..               30,198
  Czech Republic(1).................                   --
  Spain.............................                   --
  France............................                   --
  Romania...........................                   --
  Slovakia..........................                1,967
                                                 --------
     Total                                        592,660
                                                 --------

UIH Latin America, Inc.
  Chile (Cablevision)(3)............                   --
  Chile (Pacifico)(3)...............                   --
  Chile (STX).......................                   --
  Jundiai, Brazil...................                  129
  Fortaleza, Brazil.................                  889
  Mexico............................                  351
  Peru (Cablestar)..................                  208
                                                 --------
     Total                                          1,577
                                                 --------

UIH Asia/Pacific, Inc.
  Australia (United Wireless)(4)....                   --
  Australia (Austar)................                2,203
  New Zealand (5)...................                   --
  Tahiti (6)........................                   --
  Philippines (7)...................                   --
  Australia (XYZ) (8)...............                   --
                                                 --------
     Total..........................                2,203
                                                 --------

     Grand Total....................             $596,440
                                                 ========

(1) These systems were contributed to UPC in July 1995 at which time a new basis of accounting was adopted. Thus, there is no comparable prior year information. In addition to the debt noted above, Austria and Belgium have intercompany loans, which eliminate upon consolidation, of S1.3 billion ($124.0 million) and BF 3.6 billion ($115.4 million) and UPC has a subordinated convertible loan payable to Philips totaling NLG 213.8 million ($133.0 million).
(2) In addition to the long-term debt noted above, Norkabel has Nkr 712.0 million ($111.1 million), of loans payable to UCI (including accrued interest).
(3) The Company acquired its ownership interest in the Chile (Cablevision) systems in January 1994. Cablevision owns 100% of Cablevision Norte and 100% of Pacifico.
(4) The Company acquired its ownership in United Wireless in September 1995 and, as such, the amounts shown are using the new basis of accounting with no comparable history. United Wireless has A$ 2.7 million ($2.1 million) of loans payable to related parties at June 30, 1996.
(5) Saturn has loans payable to the owners totaling N$14.3 million ($9.8 million) at June 30,1996.
(6) Telefenua has loans payable to the Company of $10.3 million at June 30, 1996.
(7) The Philippine system has a convertible loan payable to the Company of P168.7 million ($6.4 million) as of June 30, 1996.
(8) XYZ shows all capital contributions by shareholders as loans which totaled $34.7 million as of June 30, 1996.
(9) Adjusted EBITDA represents net income (loss) as determined using generally accepted accounting principles which differ from those used in the United States for Israel, Ireland, Sweden, Chile, New Zealand, Spain, Mexico, Philippines, Belgium, France, Germany, Austria, the Netherlands, Slovakia and Romania plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principles measure of performance or liquidity as an indicator of an entity's operating performance.

                   Item 6 - Exhibits and Reports on Form 8-K



(a)  Exhibits

     27.1  Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter.


 Date of Report  Item Reported                       Financial Statements Filed
 --------------  -------------                       --------------------------
 August 5, 1996  Sale of interest in Net Sao Paulo   None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UNITED INTERNATIONAL HOLDINGS, INC.



Date:             October 14, 1996
       ---------------------------------------------



By:           /S/ Bernard G. Dvorak
        ------------------------------------------
         Bernard G. Dvorak
         Chief Financial Officer
         (A Duly Authorized Officer and Principal Financial Officer)