Form 10-Q
period 1996-11-30
UNITED INTERNATIONAL HOLDINGS INC
filed 1997-01-14
CIK 887949

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarter ended           November 30, 1996
                     ----------------------------------------------------------
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from________________________to_______________________

Commission File Number:  0-21974

                       United International Holdings, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            84-1116217
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

4643 South Ulster St. #1300 Denver, CO                                80237
-------------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

                                  (303)770-4001
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      [X] Yes      [ ] No

     The number of shares outstanding of the registrant's common stock as of January 8, 1997 was:

     Class A Common Stock -- 26,057,610 shares
     Class B Common Stock -- 13,006,553 shares

                      UNITED INTERNATIONAL HOLDINGS, INC.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                                                                         Page
                                                                        Number
                                                                        ------

Item 1 -  Financial Statements
------

          Condensed Consolidated Balance Sheets as of
           November 30, 1996 and February 29, 1996 (Unaudited)...........  2

          Condensed Consolidated Statements of Operations For the
           Three and Nine Months Ended November 30, 1996 and
           1995 (Unaudited)..............................................  3

          Condensed Consolidated Statement of Stockholders' Equity
           For the Nine Months Ended November 30, 1996 (Unaudited).......  4

          Condensed Consolidated Statements of Cash Flows
           For the Nine Months Ended November 30, 1996 and 1995
           (Unaudited)...................................................  5

          Notes to Condensed Consolidated Financial Statements
           (Unaudited)...................................................  6

Item 2 - Management's Discussion and Analysis of Financial Condition
------
          and Results of Operations.....................................  11

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1 -  Legal Proceedings.............................................  25
------

Item 5 -  Other Information.............................................  19
------

Item 6 -  Exhibits and Reports on Form 8-K..............................  25
------

                      UNITED INTERNATIONAL HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)


                                          November 30,   February 29,
                                              1996           1996
                                        --------------  -------------
ASSETS
Cash and cash equivalents...............     $ 137,706      $ 112,218
Restricted cash and short-term
 investments............................        11,600         14,073
Short-term investments..................        86,954         35,692
Management fee receivables..............         1,277            498
Costs to be reimbursed by affiliated
 companies, net.........................         3,959          7,972
Notes receivable........................         8,174          7,581
Property, plant and equipment, net of
 accumulated depreciation of $14,734
 and $2,097, respectively...............       146,964         31,102
Acquisition, transaction and
 development costs, net.................         7,385          4,541
Investments in and advances to
 affiliated companies, accounted for
 under the equity method, net...........       322,236        272,205
Other investments in affiliated
 companies, including  marketable
 equity securities......................         2,653          3,273
Goodwill, net...........................        56,060         45,629
Other assets, net.......................        58,312         45,422
                                             ---------      ---------

Total assets............................     $ 843,280      $ 580,206
                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
 liabilities............................     $  33,484      $  11,068
Accrued funding obligations.............        34,604          2,163
Senior secured notes and other debt.....       643,470        371,251
                                             ---------      ---------

Total liabilities.......................       711,558        384,482
                                             ---------      ---------

Minority interest in subsidiaries.......         1,907          2,509
                                             ---------      ---------

Warrants to purchase Class A Common
 Stock..................................            --         11,167
                                             ---------      ---------
Preferred stock, $.01 par value,
 3,000,000 shares authorized, 170,513
 shares of Convertible Preferred Stock,
 Series A issued and outstanding, stated
 at liquidation value...................        30,983         30,072
                                             ---------      ---------
Commitments (Note 4)
Stockholders' Equity:
Class A Common Stock, $.01 par value,
 60,000,000 shares authorized,
 25,928,554 and 25,732,154 issued
 and outstanding, respectively..........           258            257
Class B Common Stock, $.01 par value,
 30,000,000 shares authorized,
 13,130,168 and 13,274,685 issued
 and outstanding, respectively..........           132            133
Additional paid-in capital..............       340,959        325,716
Deferred compensation...................          (864)          (842)
Unrealized loss on investments..........        (2,593)        (1,189)
Cumulative translation adjustments......       (15,088)        (7,371)
Accumulated deficit.....................      (223,972)      (164,728)
                                             ---------      ---------
Total stockholders' equity..............        98,832        151,976
                                             ---------      ---------
Total liabilities and stockholders'
 equity.................................     $ 843,280      $ 580,206
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

                      UNITED INTERNATIONAL HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)
                                  (Unaudited)




                                                  For the Three               For the Nine
                                                   Months Ended               Months Ended
                                                   November 30,               November 30,
                                          ----------------------------  --------------------------
                                              1996           1995           1996          1995
                                          ------------  --------------  ------------  ------------
Management fee income from related
 parties................................  $       126     $        37   $       756   $       100
Service revenue.........................        7,450             599        13,877         1,631
System operating expense................       (6,693)           (455)      (19,563)       (2,592)
System, selling, general and
 administrative expense.................       (9,733)           (452)      (14,947)       (2,678)
Corporate general and administrative
 expense................................       (2,765)         (4,612)      (11,507)      (14,813)
Depreciation and amortization...........       (8,142)           (423)      (16,773)       (1,891)
                                          -----------     -----------   -----------   -----------
  Net operating loss....................      (19,757)         (5,306)      (48,157)      (20,243)

Equity in losses of affiliated
 companies, net.........................      (11,483)        (12,433)      (33,224)      (25,743)
Interest income.........................        4,346           1,030        10,061         5,927
Interest income related parties, net....          131              40            12           298
Other interest expense..................      (23,414)         (8,732)      (55,308)      (24,327)
Provision for losses on investment
 related costs..........................         (776)           (325)       (1,600)       (1,141)
Gain on sale of investment in
 affiliated company.....................           --              --        65,260            --
Other...................................          341            (133)          745           199
                                          -----------     -----------   -----------   -----------

  Net loss before minority interest.....      (50,612)        (25,859)      (62,211)      (65,030)
Minority interest in subsidiaries.......        1,216              --         2,967           713
                                          -----------     -----------   -----------   -----------

  Net loss..............................  $   (49,396)    $   (25,859)  $   (59,244)  $   (64,317)
                                          ===========     ===========   ===========   ===========

Net loss per common share...............  $     (1.27)    $     (0.76)  $     (1.52)  $     (1.99)
                                          ===========     ===========   ===========   ===========

Weighted average number of common
 shares outstanding.....................   39,046,462      34,249,055    39,025,768    32,374,229
                                          ===========     ===========   ===========   ===========




                The accompanying notes are an integral part of
                   these condensed consolidated statements.

                       UNITED INTERNATIONAL HOLDINGS, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                             Class A                        Class B
                                                           Common Stock                 Common Stock              Additional
                                                      ----------------------       ------------------------         Paid-In
                                                      Shares          Amount       Shares            Amount         Capital
                                                      ------          ------       ------            ------         -------
Balances, February 29, 1996.....................      25,732,154       $257        13,274,685         $133        $325,716
Issuance of Class A Common Stock in
    connection with Company's 401 (k) Plan......          17,008         --                --           --             243
Issuance of Class A Common Stock in connection
    with Company's Stock Option Plan............          34,875         --                --           --             311
Amortization of deferred compensation...........              --         --                --           --              --
Exchange of Class B Common Stock for
    Class A Common Stock........................         144,517          1          (144,517)          (1)             --
Accretion of dividends on convertible
    preferred stock.............................              --         --                --           --            (911)
Gain on sale of stock by subsidiary.............              --         --                --           --           5,898
Expiration of warrants not tendered to the
    Company.....................................              --         --                --           --           9,011
Repricing of stock options......................              --         --                --           --             691
Unrealized loss on investments..................              --         --                --           --              --
Cumulative translation adjustments..............              --         --                --           --              --
Net loss........................................              --         --                --           --              --
                                                      ----------        ---      ------------          ---         -------
Balances, November 30, 1996.....................      25,928,554       $258        13,130,168         $132        $340,959
                                                      ==========        ===      ============          ===         =======

                                                                        Unrealized       Cumulative
                                                        Deferred          Loss          Translation    Accumulated
                                                      Compensation   on Investments     Adjustments      Deficit       Total
                                                      ------------   --------------     -----------    -----------     -----
Balances, February 29, 1996.....................        $( 842)           $(1,189)      $  (7,371)      $(164,728)    $151,976
Issuance of Class A Common Stock in
    connection with Company's 401 (k) Plan......            --                 --              --              --          243
Issuance of Class A Common Stock in connection
    with Company's Stock Option Plan.............           --                 --              --              --          311
Amortization of deferred compensation...........           669                 --              --              --          669
Exchange of Class B Common Stock for
    Class A Common Stock........................            --                 --              --              --           --
Accretion of dividends on convertible
    preferred stock.............................            --                 --              --              --         (911)
Gain on sale of stock by subsidiary.............            --                 --              --              --        5,898
Expiration of warrants not tendered to the
    Company.....................................            --                 --              --              --        9,011
Repricing of stock options......................          (691)                --              --              --           --
Unrealized loss on investments..................            --             (1,404)             --              --       (1,404)
Cumulative translation adjustments..............            --                 --          (7,717)             --       (7,717)
Net loss........................................            --                 --              --         (59,244)     (59,244)
                                                          ----             ------         -------        --------      -------

Balances, November 30, 1996.....................         $(864)           $(2,593)       $(15,088)      $(223,972)    $ 98,832
                                                          ====             ======         =======        ========      =======


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                       UNITED INTERNATIONAL HOLDINGS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                 For the Nine Months Ended
                                                                                                        November 30,
                                                                                             --------------------------------
                                                                                                 1996               1995
                                                                                             ------------------ -------------
Cash flows from operating activities
   Net loss.................................................................................    $(59,244)           $(64,317)
   Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of affiliated companies, net............................................      33,523              25,887
   Gain on sale of investment in affiliated company.........................................     (65,260)                --
   Minority interest share of losses........................................................      (2,967)               (713)
   Depreciation and amortization............................................................      16,773               1,891
   Amortization of deferred compensation....................................................         669                 528
   Accretion of interest on senior secured notes............................................      53,574              23,603
   Issuance of common stock in connection with Company's 401(k) Plan........................         243                 186
   Acceleration of vesting of stock options.................................................          --               1,575
   Provision for losses on investment related costs.........................................       1,600               1,141
   Increase in management fee receivables...................................................        (564)               (111)
   Increase in other assets.................................................................      (5,579)             (2,604)
   Increase (decrease) in accounts payable, accrued liabilities and other...................       2,849              (2,470)
                                                                                                --------            --------
   Net cash flows from operating activities.................................................     (24,383)            (15,404)
                                                                                                --------            --------
Cash flows from investing activities
   Purchase of short-term investments.......................................................    (274,934)            (90,541)
   Proceeds from sale of short-term investments.............................................     223,672             157,681
   Restricted cash and short-term investments...............................................     (11,600)             71,780
   Restricted cash and short-term investments released......................................      14,073                 --
   Investments in and advances to affiliated companies and other investments................     (94,214)           (155,856)
   Increase in notes receivable.............................................................     (40,022)             (8,568)
   Reimbursement of note receivable.........................................................      42,264                  --
   Reimbursement of advance to related party................................................         307                 100
   Proceeds from sale of affiliated company.................................................      84,098               1,190
   Decrease (increase) in costs to be reimbursed by affiliated companies, net...............       3,907                (208)
   Acquisition, transaction and development costs incurred..................................      (5,639)             (4,150)
   Increase in accounts payable for capital expenditures....................................      19,795                  --
   Purchase of property, plant and equipment................................................    (118,749)             (7,127)
                                                                                                --------            --------
   Net cash flows from investing activities.................................................    (157,042)            (35,699)
                                                                                                --------            --------
Cash flows from financing activities
   Issuance of common stock in connection with public offering, net of offering expenses....          --              62,107
   Issuance of common stock in connection with Company's Stock Option Plan .................         311                 205
   Proceeds from offering of senior notes...................................................     225,115              75,860
   Deferred debt offering costs.............................................................      (9,727)            (11,688)
   Payment of warrants tendered to the Company..............................................      (2,156)                 --
   Borrowing of other debt..................................................................       7,276               9,820
   Repayment of other debt..................................................................     (14,812)             (1,000)
                                                                                                --------            --------
   Net cash flows from financing activities.................................................     206,007             135,304
                                                                                                --------            --------
Effect of exchange rates on cash............................................................         906                 743
                                                                                                --------            --------
Increase in cash and cash equivalents.......................................................      25,488              84,944
Cash and cash equivalents, beginning of period..............................................     112,218              30,717
                                                                                                --------            --------
Cash and cash equivalents, end of period....................................................    $137,706            $115,661
                                                                                                ========            ========
Supplemental cash flow disclosures:
Cash paid for interest......................................................................    $    732            $    759
                                                                                                ========            ========
Cash received for interest..................................................................    $ 10,299            $  7,131
                                                                                                ========            ========
Non cash stock issuance utilized in purchase of 50% interest in Saturn, net of $1,902
   allocated to minority interest...........................................................    $  5,898            $     --
                                                                                                ========            ========

         The accompanying notes are an integral part of these condensed consolidated statements.

                      UNITED INTERNATIONAL HOLDINGS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF NOVEMBER 30, 1996
                     (Monetary amounts stated in thousands)
                                  (Unaudited)

1.  Organization and Basis of Presentation

    United International Holdings, Inc. (the "Company" or "UIHI") was formed as a Delaware corporation in 1989, for the purpose of developing, acquiring and managing multi-channel television operations and related businesses. The following chart presents a summary of the Company's significant investments in multi-channel television, programming distribution and telephony operations as of November 30, 1996.

     ----------------------      ----------------------
       Philips Media B.V.         United International
                                     Holdings, Inc.
     ----------------------      ----------------------
                50%                    50%                           100%
               ------------------------------       -------------------------
                     United and Philips                United International
               Communications B.V. ("UPC")(1)             Properties, Inc.
               ------------------------------       -------------------------

----------------------------------------              --------------------------------------
Europe                                                UIH Latin America, Inc.
------                                                -----------------------

Radio Public (Belgium)            100.0%                VTR Hipercable S.A (Chile)(6)   34.0%
Kabel Net (Czech Rep.)            100.0                 Cable Star (Peru)               94.0
KTE (Eindhoven, the Netherlands)  100.0                 TV Cable SRL (Peru)            100.0
Marne la Vallee (France)          100.0                 Megapo (Mexico)                 49.0
Telekable Group (Austria)          95.0                 Jundiai TV (Brazil)             46.3
Transvatel SRO (Slovak Republic)   75.0                 TV Show Brasil
A2000 (Amsterdam, the Netherlands) 50.0                   (Fortaleza, Brazil)           40.0
Citecable (France)                 30.0                 Bahia Blanca (Argentina)(7)    100.0
RKS Hamburg (Germany)              29.0                 United Family Communications
Santander (Spain)                  25.0                   (Latin America Progrmming)    50.0
Portugal                          100.0               --------------------------------------
Romania                       51.0-90.0
Melita Cable (Malta)               42.5               --------------------------------------
Tevel (Israel)                     23.3               Other
PHL (Ireland)                      20.0               -----
Kabelkom (Hungary)                 47.0                ITN                             76.9%
Norkabel (Norway)                 100.0                Monor Communications (Hungary)  48.6
---------------------------------------                Iberian Programming Services    33.8
                                                       Teleport (St. Petersburg)       30.0
                                                      --------------------------------------

                                                      --------------------------------------
                                                      UIH Asia/Pacific, Inc.
                                                      ----------------------
                                                        HITV (China)                    49.0%
                                                        SCS (Philippines)(5)            40.0

                                                       97.4%
                                                      UIH Australia/Pacific, Inc. ("UIH AP")
                                                      --------------------------------------
                                                        Austar (Australia)(2)          100.0%
                                                        Saturn (New Zealand)(3)        100.0
                                                        United Wireless (Australia)    100.0
                                                        Telefenua(Tahiti)(4)            90.0
                                                        XYZ (Australia)                 25.0
                                                      --------------------------------------

(1) In September 1996 UPC acquired 100% of UCI, a partnership which held interests in Norkabel, Kabelkom and Swedish Cable. UPC sold Swedish Cable in October 1996.
(2) During the third quarter, UIH AP acquired the remaining 6% interest in Austar.
(3) In July 1996, UIH AP increased its ownership interest in Saturn to 100%. In exchange for acquiring the additional 50% interest, the Company gave Saturn's other shareholder a 2.6% interest in UIH AP.
(4) UIH AP owns an effective 90% economic interest in the Tahiti project. UIH AP's economic interest will decrease to 75% and 64% once UIH AP has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.
(5) The Company currently holds a convertible loan, which upon full conversion would provide the Company with a 40% equity ownership interest in the Philippines operating company.
(6) In September 1996, the Company completed an agreement with VTR S.A. ("VTR"), a leading Chilean conglomerate with interests in telecommunications and natural resources, under which the parties formed a joint venture. The Company and VTR contributed their respective Chilean multi-channel television assets to the joint venture of which the Company owns 34%. In early 1998, the Company will have the option to increase its interest to 50% after a revaluation of the properties subject to minimum and maximum values. Prior to formation of the joint venture, the Company held 100% interests in Cablevision and STX, both of which are Chilean multi-channel television operators.
(7) The Company owns 100% of two subsidiaries and 80% of a third subsidiary that serve the Bahia Blanca and Punta Alta areas and, has agreed, subject to certain conditions, to acquire the remaining 20% of the subsidiary in 1998.

                      UNITED INTERNATIONAL HOLDINGS, INC.

                                  (Unaudited)



    In October 1996, the Company acquired a 100% interest in TV Cable S.R.L., which currently owns and operates a cable television system in Tacna, Peru. The total purchase price was $550.

    In November 1996, the Company acquired a 100% ownership interest in two cable television companies and 80% of a third cable company serving the Bahia Blanca and Punta Alta, Argentina areas. The Company has a call option and the shareholders have a put option, in each case first exercisable in 18 months, on the remaining 20% of the third cable company. The total purchase price is $52,800 (which is subject to adjustment based upon completion of post closing adjustments by the Company), of which $26,000 was paid at closing and the balance will be paid over an 18-month period. The purchase price for the put/call option is estimated to be approximately $4,400.

    In November 1996, the Company and International Family Entertainment entered into an agreement to form United Family Communications LLC, which will launch a 3-channel package of family-themed entertainment programming for the Spanish and Portuguese markets worldwide.

    The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all majority-owned subsidiaries except Cablevision S.A. and Red de Television y Servicios por Cable S.A. ("STX") due to a joint venture in Chile which, in September 1996, reduced the Company's interest in Cablevision S.A. and STX below 50%. All affiliated companies are accounted for on a calendar year basis, versus the Company which has a fiscal yearend of February 28 (February 29 in leap years). The Company records its share of equity in income (losses) of affiliated companies or consolidates the affiliated companies based on the affiliated companies' calendar yearend results. Exchange rates used are as of November 30, 1996, unless otherwise noted. All significant intercompany accounts and transactions have been eliminated in consolidation.

    In the opinion of management, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of November 30, 1996, and the results of its operations for the three and nine months ended November 30, 1996 and 1995. For a more complete understanding of the Company's financial position and results of operations, reference is made to the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended February 29, 1996.

    Certain prior year amounts have been reclassified for comparability with the current year presentation.

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

                                                              As of
                                                         November 30, 1996

                        ----------------------------------------------------------------------------------
                           Investments in        Cumulative Equity       Cumulative
                          and Advances to           in Losses of        Translation   Valuation
                        Affiliated Companies  Affiliated Companies(1)   Adjustments   Allowance    Total
                        --------------------  ------------------------  ------------  ----------  --------
Europe
------
UPC...................        $150,446                $(31,786)           $ (9,509)     $   --      $109,151
Monor Communications..          27,182                  (7,022)             (3,663)         --        16,497
Latin America
-------------
VTR Hipercable S.A....          83,225                  (1,965)             (2,386)         --        78,874
Bahia Blanca(2).......          57,277                    (318)                 --          --        56,959
TV Show Brasil........           6,160                  (2,665)                 --          --         3,495
Megapo................          32,497                    (333)             (1,139)         --        31,025
Asia/Pacific
------------
XYZ...................          15,288                 (15,398)                110          --            --
SCS...................           8,616                    (366)                165          --         8,415
Other
-----
Teleport..............           3,078                  (1,051)                 --      (2,027)           --
Other.................          22,355                  (4,535)                 --          --        17,820
                               -------                 -------             -------      ------       -------
                              $406,124                $(65,439)           $(16,422)    $(2,027)     $322,236
                               =======                 =======             =======      ======       =======

 (1) Does not include cumulative equity in losses of $9,979 of Net Sao Paulo as the Company sold its investment in August 1996 realizing a gain of $65,260. Does not include cumulative equity in losses of $1,641 of ITN as ITN is now consolidated. Does not include cumulative equity in losses of $2,469 of Cablevision and STX as these properties were contributed to VTR Hipercable S.A. Also, does not include cumulative equity in losses of $2,733 of Saturn as the Company now owns 100%.
 (2) The Company acquired Bahia Blanca in November 1996 and will begin consolidating it during the fourth quarter.

                                                             As of
                                                       February 29, 1996
                        --------------------------------------------------------------------------------
                           Investments in       Cumulative Equity      Cumulative
                          and Advances to     in Income (Losses) of   Translation   Valuation
                        Affiliated Companies   Affiliated Companies   Adjustments   Allowance    Total
                        --------------------  ----------------------  ------------  ----------  --------

Europe
------
UPC...................        $150,442               $(15,559)          $(3,758)      $    --   $131,125
Monor Communications..          24,632                 (5,573)           (2,654)           --     16,405
Latin America
-------------
STX...................          29,423                    205              (671)           --     28,957
Cablevision S.A.......          30,939                 (1,037)             (125)           --     29,777
Net Sao Paulo.........          16,054                 (8,290)               --            --      7,764
TV Show Brasil........           6,118                 (1,582)               --            --      4,536
Megapo................          32,491                    (48)           (1,257)           --     31,186
Asia/Pacific
------------
Saturn................           6,014                 (1,802)              112            --      4,324
XYZ...................          11,718                (11,737)              111            --         92
SCS...................           6,346                   (148)              183            --      6,381
Other
-----
Teleport..............           2,961                 (1,051)               --        (1,910)        --
ITN...................           3,862                 (1,032)               --            --      2,830
Other.................          10,008                 (1,180)               --            --      8,828
                               -------                -------            ------        ------    -------
                              $331,008               $(48,834)          $(8,059)      $(1,910)  $272,205
                               =======                =======            ======        ======    =======

 SAB 51 Accounting Policy

 Under Staff Accounting Bulletin Number 51 ("SAB 51"), the "gain" ($5,898) recognized by the Company upon the issuance by UIH AP of a 2.6% interest in UIH AP for a 50% interest in Saturn was credited directly to equity. The Company has adopted a SAB 51 policy to record all gains as a result of stock sales by its subsidiaries in the statement of operations except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

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

                      UNITED INTERNATIONAL HOLDINGS, INC.

                                  (Unaudited)

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

3.  Senior Secured Notes and Other Debt

    Senior secured notes and other debt consists of the following as of November 30, 1996 and February 29, 1996:

                                                                                                            As of         As of
                                                                                                        November 30,   February 29,
                                                                                                            1996           1996
                                                                                                        ------------   ------------

    November 1994 14% senior secured notes, net of unamortized discount...............................     $255,330     $228,828
    November 1995 14% senior secured notes, net of unamortized discount...............................       87,130       78,745
    February 1996 14% senior secured notes, net of unamortized discount...............................       53,609       49,140
    May 1996 14% UIH AP senior notes, net of unamortized discount (1).................................      237,024           --
    Note payable to a company, interest at 1.5% above the rate published by a certain Chilean bank,
        principal and interest due quarterly until June 1998, secured by shares of STX................        6,355           --
    Note payable to a bank, interest at 7.5%..........................................................           --        9,820
    Note payable to a bank, interest at LIBOR plus 1.75%..............................................           --        3,828
    Note payable to a bank............................................................................            7           --
    Capitalized lease obligation......................................................................        4,015          890
                                                                                                           --------     --------
    Total senior secured notes and other debt.........................................................     $643,470     $371,251
                                                                                                           ========     ========

     (1)  Balance is as of September 30, 1996.

     The $255,330 of 14% senior secured notes were issued in November 1994 at a discount from their principal amount of $394,000 and accrete interest at a rate of 15.24% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $87,130 of 14% senior secured notes were issued in November 1995 at a discount from their principal amount of $130,000 and accrete interest at a rate of 14% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $53,609 of 14% senior secured notes were issued in February 1996 at a discount from their principal amount of $75,350 and accrete interest at a rate of 11.875% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $237,024 of 14% UIH AP senior notes were issued in May 1996 at a discount from their principal amount of $443,000 and accrete interest at a rate of 14% compounded semi-annually. Cash interest will not be paid prior to May 15, 2001. Thereafter, cash interest will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The senior notes mature May 15, 2006.

4.   Commitments

     A summary of the Company's guarantees as of November 30, 1996 is as follows:

                                                              Guarantees
                                                              ----------
     Teleport St. Petersburg.............................      $ 2,109(1)
     Monor Communications................................       10,000(2)
     Australis Media Limited.............................       10,000(3)
                                                                ------
                                                               $22,109
                                                                ======

                      UNITED INTERNATIONAL HOLDINGS, INC.

                                   (Unaudited)


(1)   Amount represents Company guarantee of affiliate debt.
(2) The Company has entered into an arrangement with the lender to the Monor project that calls for a commitment of up to $10,000. The commitment can be used to pay project indebtedness of up to $5,000 for a specified period of time and up to $5,000 to be invested directly into the business.
(3) In May 1996, a wholly-owned subsidiary of UIH AP guaranteed $10,000 of obligations of Australis Media Limited ("Australis"), a principal supplier of Austar's programming. In connection with the guarantee, the wholly-owned subsidiary received warrants to purchase approximately 4.2 million ordinary shares of Australis. This guarantee is secured by a cash deposit of $10,000 by the wholly-owned subsidiary. Of this guarantee, approximately $4,000 was converted to equity of Australis in UIH AP's fourth quarter and the remainder was returned to UIH AP.

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

Liquidity and Capital Resources

The Company's expenditures to date have been made in developing multi-channel television, programming distribution and telephony operations in foreign countries. Except for the Company's working capital requirements, the Company's future cash needs will depend on management's acquisition and development decisions. The Company does not expect any operating company to pay dividends in the foreseeable future and accordingly does not expect any distributions to be made by any affiliates. The indenture governing UIH AP's senior notes prohibits UIH AP from paying dividends during the period such notes are outstanding.

During the nine months ended November 30, 1996, the Company incurred net losses of $59,244 of which $33,523 was from non-cash equity in losses of affiliated companies. The Company also recorded accretion of non-cash interest expense on the senior secured notes totaling $53,574. The Company recognized a gain on sale of an affiliated company of $65,260 and received proceeds from the sale of $79,098. For the nine months ended November 30, 1996 the Company purchased $118,749 of property, plant and equipment, the majority of which was purchased by the Company's majority owned subsidiaries in Australia and Tahiti as those entities continued to construct their systems. This increase is offset by a related increase of $19,795 in accounts payable for capital expenditures. The Company incurred $5,639 of acquisition, transaction and development costs, primarily with respect to its Latin America and Asia/Pacific regions. The Company's notes receivable decreased by $2,242, which includes an increase of $35,000 from the sale of Sao Paulo offset by the pay-off of the note receivable of $35,000 received for the sale of Sao Paulo. The Company invested $94,214 of cash in its affiliated companies and other investments due to expected additional investments to the existing systems. The Company purchased short-term investments of $274,934 and sold short-term investments of $223,672 as part of its cash management activities. The Company also paid $2,156 for warrants tendered to the Company. UIH AP received proceeds from the sale of its senior notes of $225,115 and incurred offering costs of $9,727. The Company borrowed additional debt of $7,276 and repaid two loans totaling $14,812.

During the nine months ended November 30, 1995, the Company incurred net losses of $64,317 of which $25,743 was from non-cash equity in losses of affiliated companies. The Company also recorded accretion of non-cash interest expense on the senior secured notes totaling $23,603. During the nine months ended November 30, 1995, the Company purchased $7,127 of property, plant and equipment, the majority of which was purchased by the Company's majority owned subsidiaries in Tahiti and the Czech Republic as those entities continued to construct their MMDS systems. The Company incurred $4,150 of acquisition, transaction and development costs, primarily with respect to its Latin America and Asia/Pacific regions. The Company's notes receivable increased by $8,568 due to advances under a bridge loan to the other owners of SCS to meet their funding commitments to the project, for which the Company was repaid a portion in August 1996 and will be repaid the remaining portion in August 1997 pursuant to the terms of the bridge loans. The Company's restricted cash decreased $71,780 due to the release of funds in connection with the Company's formation of UPC. The Company invested $155,856 of cash in its affiliated companies and other investments due to expected additional investments to the existing systems. The Company purchased short-term investments of $90,541 and sold short-term investments of $157,681 as part of its cash management activities. The Company received net proceeds from an equity offering of $62,107 and net proceeds from an issuance of senior notes of $64,172. The Company borrowed $9,820 to fund a portion of its acquisition in STX.

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

The following table summarizes the Company's remaining projected funding requirements for its projects other than UIH AP:

                                                                                     Projected Fundings
                                                                  --------------------------------------------------------
                                                                   Total                 Portion            Remaining
                                                                  Expected            Funded as of            as of
Location                         Type of Project                  Fundings          November 30, 1996    November 30, 1996
--------                         ---------------                  --------          -----------------    -----------------
Europe:
  UPC                            Cable systems                    $171,059              $171,059              $    --
  Monor Communications           Telephony/cable systems            26,580                26,580                   --
  Spain Programming              Programming                        11,613                 9,430                2,183
  Irish Programming              Programming                         9,743                 1,943                7,800
                                                                  --------              --------              -------
                                                                   218,995               209,012                9,983
                                                                  --------              --------              -------
UIH Latin America, Inc.:
  Chile                          Cable system                       84,862                77,754                7,108
  Argentina                      Cable system                       57,200                26,382               30,818
  Mexico                         Cable system                       32,033                32,033                   --
  Fortaleza, Brazil              MMDS system                         8,402                 6,087                2,315
  Jundiai, Brazil                Cable system                        4,733                 4,398                  335
  Arequipa, Peru                 Cable system                        3,811                 3,169                  642
  Tacna, Peru                    Cable system                        2,750                   550                2,200
  Venezuela                      Cable system                        9,955                 5,325                4,630
  United Family Communications   Programming                         5,245                 1,300                3,945
                                                                  --------              --------              -------
                                                                   208,991               156,998               51,993
                                                                  --------              --------              -------
UIH Asia/Pacific Communications,
  Inc.:
  UIH AP (1)                     --                                102,035               102,035                   --
  Hunan Province, China          Microwave transmission network      6,600                 5,980                  620
  Philippines                    Cable system                       17,400                12,438                4,962
                                                                  --------              --------              -------
                                                                   126,035               120,453                5,582
                                                                  --------              --------              -------
Other:
  Teleport St. Petersburg        Telephony                           4,491                 2,491                2,000
  ITN, Inc.                      --                                  6,000                 5,542                  458
                                                                  --------              --------              -------
                                                                    10,491                 8,033                2,458
                                                                  --------              --------              -------
     Grand Total                                                  $564,512              $494,496              $70,016
                                                                  ========              ========              =======

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

The portion funded as of November 30, 1996, as described below, has been funded using the proceeds of $225,100 from the sale of the 1996 UIH AP senior notes, of which $48,240 is remaining as of November 30, 1996, and UIHI's fundings prior to the offering. In addition, UIH AP intends to raise additional funds through the sale of equity securities and/or further issuances of debt either by UIH AP, its immediate parent corporation, or its operating companies.

The following table summarizes UIH AP's remaining projected funding requirements for its projects (based on UIH AP's November 30, 1996 ownership interest):

                                                                                     Projected Fundings
                                                                  --------------------------------------------------------
                                                                   Total                 Portion            Remaining
                                                                  Expected            Funded as of            as of
Location                         Type of Project                  Fundings          November 30, 1996    November 30, 1996
--------                         ---------------                  --------          -----------------    -----------------
UIH AP:
    New Zealand                  Cable system                     $ 92,822               $ 19,997             $ 72,825
    Australia (Austar)(1)        MMDS/DTH systems                  355,315                156,639              198,676
    Australia (XYZ)              Programming                        14,328                 10,819                3,509
    Tahiti                       MMDS system                        17,399                 16,738                  661
    United Wireless              Mobile data services                8,200                  4,286                3,914
                                                                  --------               --------             --------
                                                                  $488,064               $208,479             $279,585
                                                                  ========               ========             ========

(1) Does not include the $58,600 paid by the Company to other shareholders of Austar to increase its ownership interest.

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

Because the Company and UIH AP do not currently have any cash flow, their ability to repay their obligations on the senior notes at maturity will be dependent on developing one or more sources of cash prior to the maturities of their respective senior notes. The Company may (i) seek to refinance all or a portion of the senior notes at maturity though sales of additional debt or equity securities of the Company, (ii) seek to sell all or a portion of its interests in one or more of its affiliated companies, (iii) negotiate with its current financial and strategic partners to permit the cash produced by its affiliated companies, such as UPC, to be distributed to equity holders rather than reinvested in the businesses of such affiliated companies, and/or (iv) seek to invest in companies that will make substantial cash distributions on or before the maturity of the senior notes.

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

See Note 4 of the Company's Condensed Consolidated Financial Statements for additional information regarding the Company's commitments subject to the provisions of the Company's and UIH AP's senior secured notes indentures.

Results of Operations

The Company's Management Fee Income from Related Parties. Management fee income, as compared to the corresponding prior year amounts, increased approximately $89 (240.5%) and $656 (656.0%) during the three and nine months ended November 30, 1996 and 1995, respectively. The detail of management fee income is as follows:


                                       For the Three Months  For the Nine Months
                                        Ended November 30,   Ended November 30,
                                       --------------------  -------------------
                                         1996       1995        1996      1995
                                       ---------  ---------  ----------  -------
UIH Asia/Pacific Communications,
  Inc.(1)............................      $ (11)     $  37      $  152    $  37
UIH Latin America, Inc...............         52         --         408       --
Other................................         85         --         196       63
                                           -----      -----      ------    -----
     Total management fee income           $ 126      $  37      $  756    $ 100
      from related parties...........      =====      =====      ======    =====

(1) The decrease during the three months ended November 30, 1996 is due to intercompany eliminations and the two month lag with consolidated foreign subsidiaries.

Service Revenue. Service revenue, as compared to the corresponding prior year amounts, increased approximately $6,851 (1,143.7%) and $12,246 (750.8%) during the three and nine months ended November 30, 1996 and 1995, respectively, as follows:


                               For the Three Months   For the Nine Months
                                Ended November 30,    Ended November 30,
                               ---------------------  -------------------
                                  1996        1995      1996       1995
                               -----------  --------  ---------  --------
UIH Asia/Pacific
  Communications, Inc. (1)...    $7,350      $ 599     $13,220    $1,151
UIH Latin America, Inc. (2)..        89         --         573        --
Other (3)....................        11         --          84       480
                                  -----       ----      ------     -----
   Total service revenue.....    $7,450      $ 599     $13,877    $1,631
                                  =====       ====      ======     =====

(1)  Austar

     Service revenues at Austar were $10,500 in the nine months ended September 30, 1996 (the "1996 Nine Months"). Revenues consisted primarily of service and installation fees from basic subscribers of $6,700 and $3,800, respectively. The Company began consolidating the results of Austar on March 1, 1996. As a result, the Company reported no service revenues from Austar in the nine months ended September 30, 1995 (the "1995 Nine Months"). Austar's actual service revenues for the 1995 Nine Months were $100. The increase in service revenues in the 1996 Nine Months was primarily attributable to an increase in subscribers (60,276 at September 30, 1996 versus 1,019 at September 30, 1995). Such increase was the result of the rapid roll-out of Austar's services initially launched August 1995.

     Telefenua

     Telefenua's service revenues increased to $2,600 for the 1996 Nine Months from $1,200 in the 1995 Nine Months, primarily attributable to an increase in subscribers (4,678 at September 30, 1996 compared to 2,684 at September 30, 1995).

     Saturn

     The Company began consolidating Saturn on September 1, 1996. Accordingly, reported service revenues for the 1996 and 1995 results were not meaningful. In addition, because Saturn has only recently launched basic services in the Wellington area in September 1996, Saturn's actual results for the 1996 Nine Months and the 1995 Nine Months were not significant or meaningful.

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

     -  The Company began consolidating ITN effective June 1, 1996.

System Operating Expense. During the three and nine months ended November 30, 1996 and 1995, respectively, the Company experienced an increase in operating expense, as compared to the corresponding prior year amounts, of approximately $6,238 (1,371.0%) and $16,971 (654.7%), as follows:

                               For the Three Months  For the Nine Months
                                Ended November 30,   Ended November 30,
                               --------------------  -------------------
                                  1996       1995      1996       1995
                               ----------  --------  ---------  --------
UIH Asia/Pacific
  Communications, Inc. (1)...    $6,316     $ 455     $18,621    $1,870
UIH Latin America, Inc. (2)..       173        --         392        --
Other (3)....................       204        --         550       722
                                  -----      ----      ------     -----
   Total operating expense...    $6,693     $ 455     $19,563    $2,592
                                  =====      ====      ======     =====

Footnotes (2) and (3): see discussion under "The Company's Service Revenue" above.

(1)  Austar

     Operating expenses consolidated by the Company from Austar were $15,600 in the 1996 Nine Months. Operating expenses consisted primarily of payroll ($6,700), satellite programming fees ($2,600) and annual MMDS spectrum license fees ($1,300), with the remainder consisting primarily of warehouse rent, system travel/recruitment and national customer operations center ("NCOC") start-up costs. The Company began consolidating the results of Austar on March 1, 1996. As a result, the Company reported no operating expenses from Austar in the Company's consolidated statement of operations for the 1995 Nine Months. Austar's actual operating expenses for the 1995 Nine Months were $700. The increase in operating expenses in the 1996 Nine Months was primarily attributable to the rapid roll-out of Austar's services initially launched in August 1995 and the corresponding increase in subscribers. Austar is experiencing high operating expenses relative to service revenues due to certain fixed operating expenses (such as management overhead, license fees and certain marketing costs) as well as non-recurring start up costs (such as initial market research, NCOC establishment costs and additional one-time expenses due to the name change to "Austar") associated with the launch of its service. Austar expects operating expenses as a percent of service revenues to decline as start-up costs are reduced and as certain fixed operating expenses are spread over expected increases in service revenues.

     Telefenua

     Operating expenses consolidated by the Company from Telefenua decreased to $1,500 in the 1996 Nine Months from $1,900 in the 1995 Nine Months, primarily due to a decrease in technical related repairs and maintenance and tape production costs, partially offset by an increase in the subscribers in the 1996 Nine Months. Telefenua's operating expenses for the 1996 Nine Months consisted primarily of satellite programming fees ($500) and tape production costs ($400), with the remainder consisting of payroll related costs and technical related costs.

     Saturn

     The Company began consolidating Saturn on September 1, 1996. Accordingly, while the Company reported operating expenses of $600 for Saturn in its consolidated statement of operations for the 1996 Nine Months, Saturn's actual operating expenses were $1,200 for the 1996 Nine Months, consisting primarily of payroll and office expenses related to the start-up activities, including system design and engineering work, for launching Saturn's Wellington system in September 1996. Saturn's operating expenses for the 1995 Nine Months were not significant or meaningful.

System Selling, General and Administrative Expense. During the three and nine months ended November 30, 1996 and 1995, respectively, the Company experienced an increase in system selling, general and administrative expense over the corresponding prior year amounts of approximately $9,281 (2,053.3%) and $12,269 (458.1%), as follows:


                               For the Three Months  For the Nine Months
                                Ended November 30,    Ended November 30,
                               --------------------  -------------------
                                  1996       1995      1996       1995
                               ----------  --------  ---------  --------
UIH Asia/Pacific
 Communications, Inc. (1)....    $9,306     $ 452     $13,987    $1,636
UIH Latin America, Inc. (2)..       146        --         403        --
Other (3)....................       281        --         557     1,042
                                  -----      ----      ------     -----
   Total operating expense...    $9,733     $ 452     $14,947    $2,678
                                  =====      ====      ======     =====

Footnotes (2) and (3): see discussion under "The Company's Service Revenue" above.

(1)  Austar

     System selling, general and administrative expenses consolidated by the Company from Austar were $10,700 in the 1996 Nine Months and consisted primarily of $3,100 in marketing costs related to print, radio and television advertisements utilized in the launch of Austar services throughout its service areas during 1996, direct sales commissions ($2,100) and for general and administrative expenses at Austar's Sydney corporate headquarters ($5,500). The company began consolidating the results of Austar on March 1, 1996. As a result, the Company reported no system selling, general and administrative expenses from Austar in its consolidated statement of operations for the 1995 Nine Months. Austar's system selling, general and administrative expenses were primarily attributable to marketing expenses related to the increased roll-out of MMDS operating systems and the initiation of DTH service in 1996.

     Telefenua

     System selling, general and administrative expenses consolidated by the Company from Telefenua increased to $2,000 in the 1996 Nine Months compared to $1,600 in the 1995 Nine Months. This increase was primarily attributable to an increase in marketing expenses during the 1996 Nine Months.

     Saturn

     The Company began consolidating Saturn on September 1, 1996. Accordingly, reported system selling, general and administrative expenses for the 1996 and 1995 results were not meaningful. In addition, because Saturn has only recently launched basic services in the Wellington area and had not conducted a significant marketing effort in either period, Saturn's system selling, general and administrative expenses for the 1996 Nine Months and the 1995 Nine Months were not significant or meaningful.

Corporate General and Administrative Expense. During the three and nine months ended November 30, 1996 and 1995, respectively, the Company experienced a decrease in general and administrative expense over the corresponding prior year amounts of approximately $1,847 (40.0%) and $3,306 (22.3%), as follows:

                                       For the Three Months  For the Nine Months
                                        Ended November 30,    Ended November 30,
                                       --------------------  -------------------
                                         1996       1995       1996       1995
                                       ---------  ---------  ---------  --------
Other (3) (4)........................   $2,765     $3,687     $11,507    $11,574
Non-recurring charges (5)............       --        925          --      3,239
                                         -----      -----      ------     ------
   Total general and administrative     $2,765     $4,612     $11,507    $14,813
    expense..........................    =====      =====      ======     ======

Footnotes (3): see discussion under "The Company's Service Revenue" above.
(4) The decrease during the three months ended November 30, 1996 as compared to 1995 is due to certain costs previously expensed being billed to affiliates.
(5) Included in non-recurring charges are costs which are currently incurred by UPC.

Depreciation and Amortization. Depreciation and amortization increased $7,719 (1,824.8%) and $14,882 (787.0%) during the three and nine months ended November 30, 1996 relative to the same period in the prior year, respectively. The increase is due to the launch of the system in Tahiti in March of 1995 and Australia in September 1995. The Company began consolidating Austar effective March 1, 1996, and began consolidating Saturn effective September 1, 1996. As noted above under "The Company's Service Revenue," the activity of Kabel Net and certain programming assets are currently recorded as an equity pick-up and in fiscal 1996 such investments were consolidated for the first quarter.

The Company's Equity in Losses of Affiliated Companies, Net. The Company recognized equity in losses of affiliated companies of $11,483 and $12,433 for the three months ended November 30, 1996 and 1995, respectively, and $33,224 and $25,743 for the nine months ended November 30, 1996 and 1995, as follows:

                                     Three Months Ended November 30, 1996   Three Months Ended November 30, 1995
                                    --------------------------------------  -------------------------------------
                                     Company/UPC          Equity in         Company/UPC          Equity in
                                      Ownership       Income (Losses) of     Ownership       Income (Losses) of
                                     Interest (1)    Affiliated Companies   Interest (1)    Affiliated Companies
                                    --------------  ----------------------  ------------   ----------------------
Europe
  UPC..........................           50.0%               $ (5,058)         50.0%                $ (4,003)
  Monor........................           48.6%                   (237)         48.2%                  (1,549)

UIH Latin America, Inc.
  VTR Hipercable S.A. (12).....           34.0%                 (1,965)           --                       --
  STX(12)......................          100.0%                    520          65.0%                     234
  Megapo.......................           49.0%                    (50)         49.0%                     (11)
  Net Sao Paulo(2).............             --                      --          34.0%                    (293)
  Cablevision S.A.(12).........          100.0%                 (1,073)         70.9%                    (516)
  TV Show Brasil...............           40.0%                   (306)         40.0%                    (433)

UIH Asia/Pacific
  Communications, Inc.
  Austar (3)...................             --                      --          50.0%                  (1,049)
  XYZ..........................           25.0%                 (1,932)         25.0%                  (3,554)
  Saturn (4)...................             --                      --          50.0%                    (276)

Other..........................      33.8-46.3%                 (1,382)    25.0-46.3%                    (983)
                                                                ------                                -------
  Total equity in losses of
   affiliated companies, net...                               $(11,483)                              $(12,433)
                                                                ======                                =======

See footnotes on page 17.

                                 Nine Months Ended November 30, 1996       Nine Months Ended November 30, 1995
                              -----------------------------------------  ----------------------------------------
                                 Company/UPC           Equity in           Company/UPC           Equity in
                                  Ownership        Income (Losses) of       Ownership        Income (Losses) of
                                Interest (1)      Affiliated Companies    Interest (1)      Affiliated Companies
                              ----------------   ----------------------  ---------------   ----------------------
Europe
  UPC....................          50.0%                   $(16,226)         50.0%                   $ (4,003)
  UCI (5)(6):                                                    --
    Norkabel.............            --                          --           8.3%                        651
    SCD..................            --                          --           2.2%                        (61)
    Kabelkom.............            --                          --           3.9%                         64
    UCI..................            --                          --           8.3%                         (6)
                                                                                                      -------
                                                                                                          648
    Suspended loss (7)...            --                          --                                      (648)
                                                                                                      -------
    Loss recognized......            --                          --                                        --
                                                                                                      -------
  UII(6):
    Tevel................            --                          --          23.3%                      1,054
    PHL..................            --                          --          20.0%(8)                    (925)
    Melita(5)............            --                          --          41.6%(8)                    (598)
    UII..................            --                          --          50.0%                        267
                                                                                                      -------
                                                                                                         (202)
                                                                                                      -------
  UII Management(6)......            --                          --          50.0%                        468
  Monor..................          48.6%                     (1,424)         47.6%                     (3,310)
  Santander(6)...........            --                          --          25.0%                       (213)
  Kabel Net(6)(9)........            --                          --          66.7%                     (1,217)
  Programming(6)(9)......            --                          --         100.0%                       (247)

UIH Latin America, Inc.
  VTR Hipercable S.A.              34.0%                     (1,965)            --                          --
   (12)..................
  STX(12)................         100.0%                      1,050          65.0%                        234
  Megapo.................          49.0%                       (258)         49.0%                        (19)
  Net Sao Paulo(2).......          34.0%                     (1,649)         34.0%                     (3,811)
  Cablevision S.A.(12)...         100.0%                     (2,687)         70.9%                       (507)
  TV Show Brasil.........          40.0%                     (1,083)         40.0%                       (900)

UIH Asia/Pacific
  Communications, Inc.
  Austar (3).............            --                          --          50.0%                     (1,413)
  XYZ....................          25.0%(10)                 (3,571)         50.0%                     (7,943)
  Saturn(4)..............         100.0%                       (928)         50.0%                       (811)

Other....................     33.8-76.9%(11)                 (4,483)    25.0-46.3%                     (1,849)
                                                            -------                                   -------
  Total equity in losses
   of affiliated
   companies, net........                                  $(33,224)                                 $(25,743)
                                                            =======                                   =======

(1) On July 13, 1995, the UPC transaction was closed and the Company's interests in UCI, UII, UII Management, Santander, Kabel Net and certain programming entities were transferred to UPC.
(2) In August 1996, the Company sold its interest in Net Sao Paulo for $78,098 and recognized a gain of $65,260 on the sale.
(3) In December 1995, the Company increased its effective interest in Austar to majority control and began consolidating Austar's results of operations March 1, 1996.
(4) In July 1996, UIH AP increased its ownership interest in Saturn to 100%. In exchange for acquiring the additional 50% interest, the Company issued to Saturn's other shareholder a 2.6% interest in UIH AP.
(5) The Company's ownership interest with respect to equity in losses from UCI and Melita was calculated based on the Company's average ownership interest throughout the period.
(6)  These properties were contributed to UPC.
(7) Represents cumulative losses in affiliate in excess of capital invested (including contractual funding commitments) or a reduction of suspended losses for equity in income.
(8) The Company's ownership interest with respect to equity in losses from PHL and Melita is calculated net of minority interest.
(9) Due to the determination that Kabel Net and certain programming entities would be contributed to UPC, the consolidated activity for the three months ended June 30, 1995 was calculated as an equity pick up and not consolidated.
(10) In July 1995, the Company reduced its ownership percentage in XYZ to 25%.
(11) The Company increased its ownership in ITN to 76.9% in April 1996.
(12) The Company contributed its interests in STX and Cablevision to its new joint venture VTR Hipercable S.A. effective September 1, 1996.


The Company's Interest Income. Interest income, as compared to the corresponding prior period amounts, increased by approximately $3,316 (321.9%) and $4,134 (69.7%) during the three and nine months ended November 30, 1996. Such increase is primarily due to a higher amount of cash invested in the current year as compared to the prior year and due to reduced fundings to projects in the current period.

The Company's Interest Expense. Interest expense, as compared to the corresponding prior period amounts, increased by approximately $14,682 (168.1%) and $30,981 (127.4%) during the three and nine months ended November 30, 1996. The increase is due to the sale of the senior secured notes in connection with the Company's debt offerings in November 1995 and February 1996 and UIH AP's debt offering in May 1996.

The Company's Provision for Losses on Investment Related Costs. Provision for losses on investment related costs totaled $776 and $325 for the three months ended November 30, 1996 and 1995, respectively and $1,600 and $1,141 for the nine months ended November 30, 1996 and 1995, respectively. The Company capitalizes direct and incremental costs incurred relative to pursuing potential investments. If an investment is made, these costs are either reimbursed to the Company by the operating entity or capitalized as part of the cost basis of the investment. If the potential investment is abandoned, these costs are expensed.

Gain on Sale of Affiliated Company. In August 1996, the Company sold its interest in Net Sao Paulo for $78,098 and recognized a gain of $65,260. The purchase price was satisfied with a cash payment of $43,098 and a note receivable of $35,000 which was paid in full in November 1996.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 5 - Other Information
Summary Operating Data

The operating data set forth below reflect the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                     As of September 30, 1996
                              -----------------------------------------------------------------------------------------------------
                                                                                                 UIHI         UIHI        UIHI
                              Homes in                                                         Equity in    Equity in    Equity in
                               Service       Homes        Basic         Basic        UIHI       Homes in      Homes        Basic
                                Area        Passed     Subscribers   Penetration  Ownership   Service Area    Passed    Subscribers
                                ----        ------     -----------   -----------  ---------   ------------    ------    -----------
Europe
------
UPC Systems:
Austria
    Cable.................       884,000     613,900      426,251        69.4%       47.5%       419,900       291,603      202,469
Netherlands (Amsterdam)
     Cable................       562,000     553,400      521,000        94.1%       25.0%       140,500       138,350      130,250
Belgium
     Cable................       134,000     133,000      126,784        95.3%       50.0%        67,000        66,500       63,392
Netherlands (Eindhoven)
     Cable................        90,000      88,609       84,179        95.0%       50.0%        45,000        44,305       42,090
Israel
     Cable................       333,300     330,944      227,378        68.7%       11.7%        38,996        38,720       26,603
Ireland
     Cable................        99,457      78,223       50,834        65.0%       10.0%         9,946         7,822        5,083
     MMDS.................       352,620     259,403       62,724        24.2%                    35,262        25,940        6,272
Czech Republic
     Cable/MMDS...........       330,000     108,249       28,323        26.2%       50.0%       165,000        54,125       14,162
     MATV.................            --       9,550        9,550       100.0%                        --         4,775        4,775
Slovakia
     Cable................       100,000       9,405        6,370        67.7%       37.5%        37,500         3,527        2,389
Malta
     Cable................       179,000     142,638       47,053        33.0%       21.3%        38,127        30,382       10,022
Hungary (Kabelkom)
     Cable................       265,000     264,808      232,556        87.8%       23.5%        62,275        62,230       54,651
Norway
     Cable................       233,900     220,439      154,847        70.2%       50.0%       116,950       110,220       77,424
Germany
     Cable................       300,000      66,000       53,491        81.0%       14.5%        43,500         9,570        7,756
Spain
     Cable................        57,800      41,483        2,288         5.5%       12.5%         7,225         5,185          286
Portugal
     Cable................       772,000       2,135           --           --       50.0%       386,000         1,068           --
Romania
     Cable................       105,000      48,435       29,086        60.1%    25.5-45.0%      32,625        16,489        8,859
France
     Citecable............       250,000                                 12.7%       15.0%                      10,461        1,330
                                              69,740        8,868                                 37,500
     Mediareseau..........            --         469           --           --       47.5%            --           223           --
                               ---------   ---------    ---------                              ---------       -------      -------
             Total........     5,048,077   3,040,830    2,071,582                              1,683,306       921,495      657,813
                               ---------   ---------    ---------                              ---------       -------      -------

                                                           As of June 30, 1996
                                --------------------------------------------------------------------------
                                                                                     UIHI        UIHI
                                                                                    Equity in   Equity in
                                 Homes        Basic          Basic        UIHI        Homes       Basic
                                Passed     Subscribers    Penetration   Ownership    Passed    Subscribers
                                ------     -----------    -----------   ---------    ------    -----------
Europe
------
UPC Systems:
Austria
    Cable.................         612,400     423,300       69.1%         47.5%      290,890      201,068
Netherlands (Amsterdam)
     Cable................         516,125     487,221       94.4%         25.0%      129,031      121,805
Belgium
     Cable................         133,000     127,109       95.6%         50.0%       66,500       63,555
Netherlands (Eindhoven)
     Cable................          88,440      84,018       95.0%         50.0%       44,220       42,009
Israel
     Cable................         327,575     224,675       68.6%         11.7%       38,326       26,287
Ireland
     Cable................          77,706      49,571       63.8%         10.0%        7,771        4,957
     MMDS.................         257,000      60,752       23.6%                     25,700        6,075
Czech Republic
     Cable/MMDS...........          99,579      30,197       30.3%         50.0%       49,790       15,099
     MATV.................           9,610       9,610      100.0%                      4,805        4,805
Slovakia
     Cable................           7,865       6,166       78.4%         37.5%        2,949        2,312
Malta
     Cable................         139,070      42,556       30.6%         21.3%       29,622        9,064
Hungary (Kabelkom)
     Cable................         235,646     216,209       91.8%          2.0%        4,713        4,324
Norway
     Cable................         219,091     154,093       70.3%          4.2%        9,202        6,472
Germany
     Cable................         150,000      53,491       35.7%         14.5%       21,750        7,756
Spain
     Cable................          17,186       1,790       10.4%         12.5%        2,148          224
Portugal
     Cable................              --          --          --         50.0%           --           --
Romania
     Cable................          47,562      28,240       59.4%      25.5-45.0%     16,224        8,602
France
     Citecable............          69,740       6,868        9.8%         15.0%       10,461        1,030

     Mediareseau..........              --          --                        --           --           --
                                 ---------   ---------                                -------      -------
             Total........       3,007,595   2,005,866                                754,102      525,444
                                 ---------   ---------                                -------      -------

                                                                    As of  September 30, 1996
                           --------------------------------------------------------------------------------------------------------
                                                                                                 UIHI         UIHI         UIHI
                              Homes in                                                         Equity in    Equity in    Equity in
                              Service       Homes        Basic         Basic       UIHI        Homes in       Homes        Basic
                                Area        Passed    Subscribers   Penetration  Ownership   Service Area     Passed    Subscribers
                                ----        ------    -----------   -----------  ---------   ------------   --------    -----------
UIHI Systems:
Hungary (Monor)(2)
     Telephony............        75,000      75,000      49,723        66.3%        43.3%        32,475      32,475        21,530
     Cable................            --      34,324      10,368        30.2%                         --      14,862         4,489

UIH Latin America, Inc.
-----------------------
Chile(3)
     Cable................     1,630,000   1,444,145     309,943        21.5%       34.0%         554,200    491,009       105,381
Mexico
     Cable................       331,149     166,745      53,447        32.1%       49.0%         162,263     81,705        26,189
Fortaleza, Brazil
     MMDS.................       430,000     387,000      11,230         2.9%       40.0%         172,000    154,800         4,492
Jundiai, Brazil
     Cable................        50,000      35,905       8,843        24.6%       46.3%          23,150     16,624         4,094
Peru (Cablestar)
     Cable................       115,000      10,000       2,619        26.2%       94.0%         108,100      9,400         2,462
Peru (Tacna)
      Cable...............        30,000         875         300        34.3%      100.0%          30,000        875           300
Argentina (Bahia Blanca)(4)
       Cable..............       125,000     116,000      61,000        52.6%      100.0%         125,000    116,000        61,000
                               ---------   ---------     -------                                ---------    -------       -------
          Total...........     2,711,149   2,160,670     447,382                                1,174,713    870,413       203,918
                               ---------   ---------     -------                                ---------    -------       -------

UIH Asia/Pacific,
     Communications, Inc.
-------------------------
Australia (Austar)
     MMDS/DTH.............     1,537,000   1,371,115      60,276         4.4%       97.4%       1,497,038  1,335,466        58,709
Australia (XYZ)
     Programming..........           N/A         N/A     258,210          N/A       24.4%             N/A        N/A        63,003
New Zealand
     Cable................       141,000      10,468       1,235        11.8%       97.4%         137,334     10,196         1,203
Philippines(5)
     Cable................       433,000      88,467      32,542        36.8%       40.0%         173,200     35,387        13,017
Tahiti
     MMDS.................        31,000      18,633       4,678        25.1%       87.7%          27,187     16,341         4,103
China (HITV)(6)
     Microwave Relay Nwt..           N/A         N/A         N/A          N/A       49.0%             N/A        N/A           N/A
                               ---------   ---------   ---------                                ---------  ---------     ---------

          Total...........     2,142,000   1,488,683     356,941                                1,834,759  1,397,390       140,035
                               ---------   ---------   ---------                                ---------  ---------     ---------

          Grand Total.....     9,976,226   6,799,507   2,935,996                                4,725,253  3,236,635     1,027,785
                               =========   =========   =========                                =========  =========     =========

                                                       As of June 30, 1996
                           -------------------------------------------------------------------------
                                                                                 UIHI        UIHI
                                                                               Equity in   Equity in
                             Homes        Basic          Basic       UIHI        Homes       Basic
                            Passed     Subscribers    Penetration  Ownership    Passed    Subscribers
                            ------     -----------    -----------  ---------    ------    -----------
UIHI Systems:
Hungary (Monor)(2)
     Telephony............     75,000       49,723      66.3%         43.3%       32,475       21,530
     Cable................     34,324       10,368      30.2%                     14,862        4,489

UIH Latin America, Inc.
Chile(3)
     Cable................     330,515     101,473      30.7%        100.0%      330,515      101,473
Mexico
     Cable................     165,113      53,334      32.3%         49.0%       80,905       26,134
Fortaleza, Brazil
     MMDS.................     387,000      10,040       2.6%         40.0%      154,800        4,016
Jundiai, Brazil

     Cable................      33,199       7,124      21.5%         46.3%       15,371        3,298
Peru (Cablestar)
     Cable................      10,000       2,619      26.2%         94.0%        9,400        2,462
Peru (Tacna)
      Cable...............          --          --         --            --           --           --
Argentina (Bahia Blanca)(4)
       Cable..............          --          --         --            --           --           --
                               -------     -------                               -------      -------
          Total...........     925,827     174,590                               590,991      137,383
                               -------     -------                               -------      -------

UIH Asia/Pacific, Inc.
----------------------
Australia (Austar)
     MMDS/DTH.............   1,171,000      34,808       3.0%         94.0%    1,100,740       32,720
Australia (XYZ)
     Programming..........         N/A     207,666        N/A         25.0%          N/A       51,917
New Zealand

     Cable................       6,000       1,125      18.8%        100.0%        6,000        1,125
Philippines(5)
     Cable................      81,259      29,642      36.5%         40.0%       32,504       11,857
Tahiti
     MMDS.................      17,458       4,361      25.0%         90.0%       15,712        3,925
China (HITV)(6)
     Microwave Relay Nwt..         N/A         N/A        N/A         49.0%          N/A          N/A
                             ---------   ---------                             ---------      -------

          Total...........   1,275,717     277,602                             1,154,956      101,544
                             ---------   ---------                             ---------      -------

          Grand Total.....   5,318,463   2,518,149                             2,547,386      790,390
                             =========   =========                             =========      =======


  (1) During October 1996, UPC sold its interest in the Sweden operating company.
  (2) The Company owns a 48.4% interest in Monor Communications Group, Inc. which holds a 89.47% interest in the operating company, Monor Telefon.
  (3) The Company holds a 34% interest in VTR Hipercable S.A. Prior to September 1996, the Company held a 100% interest in Cablevision (Cablevision holds a 100% interest in Cablevision Norte S.A. and a 100% interest in Pacifico TV) and a 100% interest in STX which were contributed to VTR Hipercable S.A..
  (4) The Company holds an 80% interest in one operating system and 100% interest in two other operating systems in the Bahia Blanca, Argentina area. The Company is obligated, under certain conditions to acquire the remaining 20% interest in 1998.
  (5) The Company currently has a convertible loan with SCS, which upon conversion will allow for a 40% ownership interest.
  (6) The Company has a 49% interest in HITV, a joint venture that owns a microwave relay system in the Hunan Province that transmits one provincial channel to approximately 400,000 cable television homes in the region.

  The financial information presented below has been taken from unaudited financial information of the respective operating companies that were providing service as of September 30, 1995 and 1996. Some of the information presented below has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from United States generally accepted accounting principles. In addition, certain amounts for the nine months ended September 30, 1995 and 1996 have been converted to dollars using September 30, 1996 exchange rates for the convenience translation.

                                                       Revenues
                                         -------------------------------------
                                                Convenience Translation
                                         -------------------------------------
                                         Nine Months Ended  Nine Months Ended
                                         September 30,1995  September 30, 1996
                                         -----------------  ------------------
Europe                                             (in thousands)
  Belgium(1)...........................       $     --            $ 13,462
  Eindhoven(1).........................             --               7,912
  Austria(1)...........................             --              68,716
  Amsterdam............................         32,982              36,723
  Israel...............................         55,661              68,723
  Ireland..............................         20,224              22,349
  Malta................................          4,634               6,694
  Norway...............................         25,845              25,175
  Hungary (Kabelkom, cable)............         14,234              16,234
  Hungary (Monor, telephony/cable).....          3,530               8,529
  Czech Republic(1)....................             --               2,239
  Spain................................             33                  --
  France...............................             --                  --
  Romania..............................             --                 565
  Slovakia.............................             --                 157
                                              --------            --------
     Total                                     157,143             277,478
                                              --------            --------

UIH Latin America, Inc.
  Chile(3)............................           3,522                  --
  Jundiai, Brazil......................            507               2,208
  Fortaleza, Brazil....................          1,493               3,938
  Mexico...............................             --               6,314
  Peru (Cablestar).....................             --                 573
                                              --------            --------
     Total                                       5,522              13,033
                                              --------            --------

UIH Asia/Pacific Communications, Inc.
  Australia (United Wireless)(4).......             --                  42
  Australia (Austar)...................            110              10,605
  New Zealand..........................            141                 151
  Tahiti...............................          1,097               2,632
  Philippines..........................             --               2,744
  Australia (XYZ)......................            447               6,260
                                              --------            --------
     Total.............................          1,795              22,434
                                              --------            --------
     Grand Total.......................       $164,460            $312,945
                                              ========            ========




                                                  Net Income (Loss)
                                       ----------------------------------------
                                               Convenience Translation
                                       ----------------------------------------
                                       Nine Months Ended    Nine Months Ended
                                       September 30, 1995   September 30, 1996
                                       ------------------   ------------------
Europe                                             (in thousands)
  Belgium(1).........................      $     --             $   (281)
  Eindhoven(1).......................            --                 (846)
  Austria(1).........................            --               (1,341)
  Amsterdam(10)......................            --              (10,092)
  Israel.............................         6,510               10,209
  Ireland............................        (8,578)              (4,270)
  Malta..............................        (2,355)              (2,275)
  Norway.............................        (1,788)             (10,922)
  Hungary (Kabelkom, cable)..........         1,452                2,692
  Hungary (Monor, telephony/cable)...        (8,180)              (3,032)
  Czech Republic(1)..................            --               (6,973)
  Spain..............................        (1,639)                  --
  France.............................            --               (1,419)
  Romania............................            --                  187
  Slovakia...........................            --                 (174)
                                           --------             --------
     Total                                  (14,578)             (28,537)
                                           --------             --------
UIH Latin America, Inc.
  Chile(3)..........................             87                   --
  Jundiai, Brazil....................          (880)                (672)
  Fortaleza, Brazil..................        (2,476)              (1,764)
  Mexico.............................            --                2,026
  Peru (Cablestar)...................            --                 (453)
                                           --------              -------
     Total                                   (3,269)                (863)
                                           --------              -------

UIH Asia/Pacific Communications, Inc.
  Australia (United Wireless)(4).....            --               (1,921)
  Australia (Austar).................        (3,151)             (28,807)
  New Zealand........................        (2,289)              (3,667)
  Tahiti.............................        (2,959)              (2,749)
  Philippines........................            --                 (516)
  Australia (XYZ)....................            --              (14,141)
                                           --------             --------
     Total...........................        (8,399)             (51,801)
                                           --------             --------

     Grand Total.....................      $(26,246)            $(81,201)
                                           ========             ========




                                                 Adjusted EBITDA (9)
                                       ----------------------------------------
                                               Convenience Translation
                                       ----------------------------------------
                                       Nine Months Ended    Nine Months Ended
                                       September 30, 1995   September 30, 1996
                                       ------------------   ------------------
Europe                                             (in thousands)
  Belgium(1).........................        $     --             $  6,709
  Eindhoven(1).......................              --                4,953
  Austria(1).........................              --               35,950
  Amsterdam..........................          15,848               17,234
  Israel.............................          28,136               38,256
  Ireland............................           5,290                8,351
  Malta..............................           1,069                1,780
  Norway.............................          11,398               10,361
  Hungary (Kabelkom, cable)..........           6,274                6,959
  Hungary (Monor, telephony/cable)...            (940)               4,236
  Czech Republic(1)..................              --               (3,817)
  Spain..............................          (1,511)                  --
  France.............................              --               (1,323)
  Romania............................              --                  390
  Slovakia...........................              --                 (145)
                                             --------              -------
     Total                                     65,564              129,894
                                             --------              -------

UIH Latin America, Inc.
  Chile(3)..........................             942                   --
  Jundiai, Brazil....................            (777)                  60
  Fortaleza, Brazil..................          (1,844)                (682)
  Mexico.............................              --                2,166
  Peru (Cablestar)...................              --                 (221)
                                             --------              -------
     Total                                     (1,679)               1,323
                                             --------              -------

UIH Asia/Pacific Communications, Inc.
  Australia (United Wireless)(4).....              --               (1,375)
  Australia (Austar).................          (3,988)             (16,025)
  New Zealand........................          (1,782)              (2,923)
  Tahiti.............................          (2,199)                (654)
  Philippines........................              --                  729
  Australia (XYZ)....................         (23,116)             (10,434)
                                             --------              -------
     Total...........................         (31,085)             (30,682)
                                             --------              -------

     Grand Total.....................        $ 32,800             $100,535
                                             ========              =======



                                              Long-term Debt
                                         ------------------------
                                         Convenience Translation
                                         -----------------------
                                                  As of
                                           September 30, 1996
                                         -----------------------
Europe                                       (in thousands)
  Belgium(1)...........................         $114,953
  Eindhoven(1).........................           12,930
  Austria(1)...........................          123,891
  Amsterdam............................          198,854
  Israel...............................           12,550
  Ireland..............................               --
  Malta................................           12,152
  Norway(2)............................          148,541
  Hungary (Kabelkom, cable)............               --
  Hungary (Monor, telephony/cable).....               --
  Czech Republic(1)....................               --
  Spain................................               --
  France...............................               --
  Romania..............................               --
  Slovakia.............................               --
                                                --------
     Total                                       623,871
                                                --------

UIH Latin America, Inc.
  Chile(3)............................               --
  Jundiai, Brazil......................              131
  Fortaleza, Brazil....................              747
  Mexico...............................              457
  Peru (Cablestar).....................               --
                                                --------
     Total                                         1,335
                                                --------
UIH Asia/Pacific Communications, Inc.
  Australia (United Wireless)(4).......               --
  Australia (Austar)...................            1,508
  New Zealand (5)......................               --
  Tahiti (6)...........................               --
  Philippines (7)......................               --
  Australia (XYZ) (8)..................               --
                                                --------
     Total.............................            1,508
                                                --------
     Grand Total.......................         $626,714
                                                ========

(1) These systems were contributed to UPC in July 1995 at which time a new basis of accounting was adopted. Thus, there is no comparable prior year information. In addition to the debt noted above, Austria and Belgium have intercompany loans, which eliminate upon consolidation, of S1.3 billion ($123.9 million) and BF 3.6 billion ($115.0 million) and UPC has a subordinated convertible loan payable to Philips totaling NLG 213.8 million ($133.0 million).
(2) Included in the long-term debt noted above, Norkabel has Nkr 447.3 million ($68.8 million), of loans payable to UCI (including accrued interest).
(3) The Company contributed its Chilean assets (Cablevision and STX) to the VTR Hipercable joint venture in September, 1996. Therefore, comparable information to the prior year is not available.
(4) The Company acquired its ownership in United Wireless in September 1995 and, as such, the amounts shown are using the new basis of accounting with no comparable history. United Wireless has A$ 4.2 million ($3.3 million) of loans payable to related parties at September 30, 1996.
(5) Saturn has loans payable to the owners totaling N$22.1 million ($15.5 million) at September 30,1996.
(6) Telefenua has loans payable to the Company of $11.8 million at September 30, 1996.
(7)  The Philippine system has a convertible loan payable to the Company of P
     219.3 million ($8.4 million) as of September 30, 1996.
(8) XYZ shows all capital contributions by shareholders as loans which totaled $41.0 million as of September 30, 1996.
(9) Adjusted EBITDA represents net income (loss) as determined using generally accepted accounting principles which differ from those used in the United States for Israel, Ireland, Sweden, Chile, New Zealand, Spain, Mexico, Philippines, Belgium, France, Germany, Austria, the Netherlands, Slovakia and Romania plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principles measure of performance or liquidity as an indicator of an entitys operating performance.
(10) Information not available.

ITEM 1 - LEGAL PROCEEDINGS

     On November 6, 1996, Austar filed a complaint in the Supreme Court of New South Wales, Commercial Division, seeking injunctive relief to prevent (i) Australis from transferring its satellite delivery systems and associated infrastructure to its joint venture with Optus Vision and (ii) Optus Vision from using such infrastructure to deliver DTH services in Austar's franchise area. Austar believes that the use of the infrastructure by any entity other than Austar for the provision of DTH services within Austar's franchise areas violates the terms of Austar's franchise agreement with Australis which granted Austar an exclusive license and franchise to use the infrastructure within its franchise areas. Austar is seeking injuctive relief or, in the alternative, damages associated with this violation of its franchise agreements. On December 6, 1996, Australis filed counterclaims against Austar and the Company alleging generally that Austar and the Company breached implied terms of the Australis Arrangement by seeking such injunctive relief. In addition, Optus Vision claims that the exclusive nature of Austar's franchise agreements violates Australia's Trade Practices Act. The Company intends vigorously to defend its position.



                   Item 6 - Exhibits and Reports on Form 8-K



(a)  Exhibits

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter.

     Date of Report       Item Reported                                                      Financial Statements Filed
     --------------       -------------                                                      --------------------------
     September 6, 1996    Item 5 - Formation of Chilean joint venture - VTR Hipercable S.A.            None


     September 24, 1996   Item 5 - Cautionary statement pursuant to safe harbor
                          provisions of the Private Securities Litigation Reform Act of 1995           None

     November 1, 1996     Item 5 - Acquisition of Bahia Blanca system in Argentina                     None


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UNITED INTERNATIONAL HOLDINGS, INC.



Date:      January 13, 1996
     ------------------------------



By:      /s/ J. Timothy Bryan
   --------------------------------
   J. Timothy Bryan
   Chief Financial Officer
   (A Duly Authorized Officer and Principal Financial Officer)