Form 10-K
period 1997-02-28
UNITED INTERNATIONAL HOLDINGS INC
filed 1997-05-30
CIK 887949

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended February 28, 1997
                                       or
         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _______  to_________

                          Commission File No. 0-21974

                      UNITED INTERNATIONAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

           State of Delaware                            84-1116217
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

    4643 South Ulster Street, #1300
           Denver, Colorado                                80237
(Address of principal executive offices)                (Zip code)

      Registrant's telephone number, including area code:   (303) 770-4001

       Securities registered pursuant to Section 12(b) of the Act:   None

          Securities registered pursuant to Section 12(g) of the Act:

                Class A common stock, par value $0.01 per share

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the close of trading on May 23, 1997 was $233,554,713.

  The number of shares outstanding of the Registrant's common stock as of May 23, 1997 was:

     Class A common stock 26,266,530 shares and Class B common stock 12,934,986 shares

================================================================================

                      UNITED INTERNATIONAL HOLDINGS, INC.
                        1997 ANNUAL REPORT ON FORM 10-K

                               Table of Contents

                                     PART I

                                                                           Page
                                                                           ----
Item 1.    Business.....................................................

Item 2.    Properties...................................................

Item 3.    Legal Proceedings............................................

Item 4.    Submission of Matters to a Vote of Security Holders..........

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
            Matters.....................................................

Item 6.    Selected Financial Data......................................

Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................

Item 8.    Financial Statements and Supplementary Data..................

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant...........

Item 11.   Executive Compensation.......................................

Item 12.   Security Ownership of Certain Beneficial Owners and
            Management..................................................

Item 13.   Certain Relationships and Related Transactions...............

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
            Form 8-K....................................................

                                    PART I


Item 1.   Business
------------------

(a) General Development of Business
------------------------------------

     United International Holdings, Inc. (UIH or the Company) was formed in 1989 as a Delaware Corporation for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations. Together with its strategic and financial partners, the Company as of December 31, 1996, has ownership interests in, and provides management services to, existing multi-channel television and telephony operating and development systems or programming services in 24 countries. These operating systems served an aggregate of approximately 3.1 million subscribers, passed approximately 7.0 million homes and had the potential to reach approximately 10.6 million homes as of December 31, 1996. UIHs equity interest in those subscribers was 1.1 million, homes passed was 3.4 million, and homes in service area was 5.0 million.

     The Company believes that the development of the cable television and programming industries in the United States over the past four decades indicates the growth potential in markets outside the United States that are, to varying degrees, far less developed in terms of the availability, geographic reach and market penetration of multi-channel television services. In addition, recent technological developments enable the Company to select from a variety of means of delivering services to cost effectively pursue growth potential in particular markets and develop systems capable of providing related communications services such as telephony.

     The Company invests in thematic television channels to be distributed by operating systems in which the Company has an ownership interest as well as for sale to other multi-channel television operators in contiguous markets. To date, the Company has direct and indirect ownership interests in 19 programming channels in 9 markets.

     The Company has established a telecom and technology group to evaluate communication opportunities in each of the various markets that the Company has existing multi-channel television operations. Given the strength of UIHs existing world-wide multi-channel television business, coupled with the convergence of telecommunications technologies, the Company believes it is uniquely positioned to dramatically enhance telephone service, provide greater access and expand telecommunications systems in many countries. As of December 31, 1996, the Company owns interests in three telephony projects.

(b)  Financial Information about Industry Segments
--------------------------------------------------

     The Company operates in the multi-channel television industry through investing in, acquiring and managing multi-channel television, telephony and programming operations.

(c)  Narrative Description of Business
--------------------------------------

Available Technology

     A number of technologies are available for the delivery of multi-channel television services to a subscriber's home. Cost, technical effectiveness and the potential for future services are the primary considerations in selecting the technology most appropriate for a particular market. Factors such as population density, terrain, construction conditions and regulatory controls contribute to the cost and technical effectiveness of a particular delivery technology. The Company has used a number of the delivery systems described below (fiber-optic cable, coaxial cable, wireless and other types of delivery systems) in its existing operating systems, based upon the needs and conditions of the respective market. The Company's system engineering and design strategy continues to focus on using the most appropriate type or types of delivery systems for the markets it serves, also taking into consideration the ability to provide additional or ancillary services such as telephony.

     Cable Television. A cable television system receives satellite and broadcast television signals by means of high antennae, a microwave relay system or satellite earth stations, and then amplifies the signals and distributes them by coaxial or fiber-optic cable to the premises of its subscribers, who pay a fee for the service. A cable television system may also originate its own programming.

     The physical plant of a cable television system consists of four principal operating components: (i) the headend facility, which receives television and radio signals with microwave relay systems, special antennae and satellite earth stations; (ii) the distribution network originating at the headend and extending throughout the system that consists of coaxial or fiber-optic cables placed on poles or buried underground and associated electronic equipment; (iii) a drop cable that extends from the distribution network into the subscriber's home and connects to the subscriber's television set; and, in certain circumstances, (iv) a converter located in the subscriber's home which is necessary to expand channel capacity to permit reception of more than 12 channels (unless the subscriber has a cable-ready television set) or to unscramble scrambled signals.

     A significant advantage of cable television over alternative multi-channel television technologies is that cable has the capacity to transmit a greater number of channels and a larger amount of data. In addition, because cable can be used to transmit as well as receive data, cable television operators can provide interactive services to subscribers such as telephone service, television shopping services and interactive television programming.

     Many of the operating companies in which the Company has an ownership interest utilize cable television technologies, although in some cases supplemented by other multi-channel television technologies. Because of cable's greater channel capacity and ability to handle interactive services, the Company's existing operating systems typically construct cable delivery systems when to do so is cost effective as compared to alternative technologies. The high population density in the franchise areas of the Company's Israel and Amsterdam systems, for example, makes cable delivery systems very cost effective to construct and operate.

     Wireless Cable Television Systems. Microwave Multi-point Distribution System (MMDS) and Subscription Television Service (STVS) have the capabilities of providing directly to homes, apartment houses, hotels and other buildings, television signals that provide programming in a manner that is similar to cable television systems. MMDS uses microwave signals transmitted from antennae and received by household reception antennae with an unobstructed line-of-sight to the transmitting antenna. MMDS systems provide video programming and data transmission to individual subscribers offering a complement of channels comparable, though not as numerous, to that offered by cable television systems. MMDS is a more cost-effective way of serving low-density rural areas than construction of an underground or aerial cable distribution network. The Company's Australia, Tahiti, Czech Republic and Ireland operating systems use MMDS in a majority of their franchise areas.

     Direct-to-home. Direct-to-home (DTH) and Direct Broadcast Satellite (DBS) services provide programming by direct satellite transmission to houses that have a satellite dish. High powered DTH satellites are designed to enable broadcasters and programmers to reach the maximum number of television viewers possible. Programming distributed over a DTH satellite is accessed by households and also by local cable systems that redistribute that programming through ground-based cable to households. In addition, the total television audience can be increased significantly because the satellites high transmission power enables households equipped with 18-36 inch (60-90 cm) satellite dishes and related equipment to receive the programming directly from the satellite. The Companys Australia systems utilize DTH service for a portion of the systems.

Ownership Structure of the Company

     The Companys operations are organized in three geographic regions: (i) Europe, consisting primarily of the Companys 50% interest in United and Philips Communications B.V. (UPC); (ii) Latin America and (iii) Asia/Pacific. In February 1997, the Company and its partner Philips Media B.V. (Philips) in UPC signed a letter of intent for the Company and/or UPC to acquire Philips 50% interest in UPC (the UPC Acquisition), except for ratable dilution caused by UPCs incentive stock option plan.

     Europe--UPCs ownership interests in the Israel (Tevel Israel International Communications Limited (Tevel)), Ireland (Princes Holdings Limited (PHL)) and Malta (Melita Cable TV plc (Melita)) systems are held through United International Investments (UII), UPCs partnership with Tele-Communications, Inc.
(TCI). UPCs ownership interests in Norway (Norkabelgruppen A/S (NorKabel)), Hungary-cable (Kabelkom Holding Co. (Kabelkom)), Austria (Telekabel Wien (Telekabel Group)), Amsterdam (A2000 Holding N.V. (A2000)), Belgium (Radio Public NV/SA), Eindhoven (Kabeltelevisie Eindhoven N.V. (KTE)), France (S.A. Citecable and S.A. Media Reseaux (Citecable)), Czech Republic (Kabel Net Holdings, a.s. (Kabel Net)) and Spain (Santander de Cable, S.A. (Santander de Cable)) are held directly. In addition to its interests in UPC, the Company owns interests in a Hungary-telephony system (Monor Communications Group, Inc. (Monor Communications)) and a programming venture, Spanish Program Services C.V. (Spain Programming), which interests are held indirectly by United International Properties, Inc. (UIPI), a wholly-owned subsidiary of the Company.

     Latin America--The Companys ownership interests in Argentina ((Bahia Blanca) which includes Cable Total S.A., TV Cable S.A. and Cablevision Du-ke S.A. Cerrivideo Cable, S.A., Multivision, S.A.) Chile (VTR Hipercable S.A.
(VTRH)), Brazil, Jundiai TV Cabo (Jundiai), and TV Show Brasil, Limitada
(TVSB)), Mexico (Megapo Communicaciones de Mexico, S.A. de C.V. (Megapo)) and Peru (Cable Star S.A. (Cable Star) and TV Cable S.R.L. (Tacna)) systems are held through UIH Latin America, Inc. (UIH LA), a wholly-owned subsidiary of the Company. UIH LA also holds an indirect 50% interest in United Family Communications, a joint venture that is developing three programming channels for distribution to Latin American markets.

     Asia/Pacific--All of the Companys interests in the Asia/Pacific region are held through UIH Asia/Pacific Communications, Inc. (UAP), a wholly-owned subsidiary of the Company. UAPs ownership interests in Australia (CTV Pty Limited (CTV) and STV Pty Limited (STV), the companies that comprise Austar Entertainment Pty Limited (Austar), XYZ Entertainment Pty Limited (XYZ) and United Wireless Pty Limited (United Wireless)), Tahiti (Telefenua, S.A. (Telefenua)) and New Zealand (Saturn Communications Limited (Saturn)) are held through UIH Australia/Pacific, Inc. (UIH A/P), an indirect majority-owned subsidiary of the Company held through UAP. UAPs ownership interests in the Philippines (Sun Cable Systems (SCS)) and in China (Hunan International TV Communications Company Limited (HITV)) are held directly by UAP. UAPs ownership interest in International Broadcasting Corp. is held by UIH Asia Investment Co. (UIH Asia), a partnership.

     The ownership structure of the Companys operating systems varies depending on the circumstances and constraints unique to the particular system including
(i) local ownership requirements, (ii) U.S. and foreign tax considerations,
(iii) financial arrangements between the Company and its partners and (iv) arrangements to facilitate local financing for each system. The ownership structure also reflects various business objectives at both the Company and the operating system level.

Ownership Structure

     A summary representation of the ownership structure of the Company as of February 28, 1997 is as follows:

                             [CHART APPEARS HERE]

(1) In September 1996, UPC acquired 100% of UCI, a partnership which held interests in Norkabel, Kabelkom and Swedish Cable. UPC sold Swedish Cable in October 1996.
(2) During the third quarter of 1997, UIH A/P acquired the remaining 6% interest in Austar.
(3) In July 1996, UIH A/P increased its ownership interest in Saturn to 100%.
    In exchange for acquiring the additional 50% interest, UIH A/P gave Saturns other shareholder a 2.6% interest in UIH A/P.
(4) UIH A/P owns an effective 90% economic interest in the Tahiti project. UIH A/Ps economic interest will decrease to 75% and 64% once UIH A/P has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.
(5) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40% equity ownership interest in the Philippines operating company.
(6) In September 1996, UIH LA completed an agreement with VTR S.A. (VTR), a leading Chilean conglomerate with interests in telecommunications and natural resources, under which the parties formed the joint venture VTR Hipercable S.A. (VTRH). UIH LA and VTR contributed its respective Chilean multi-channel television assets to VTRH of which UIH LA owns 34%. In December 1997, UIH LA will have the option to increase its interest to 50% after a revaluation of the properties (and corresponding reallocation of interest) subject to minimum and maximum values. Prior to formation of the joint venture, UIH LA held 100% interests in Cablevision and STX, both of which are Chilean multi-channel television operators.
(7) UIH LA owns 100% of two subsidiaries and 80% of a third subsidiary that serve the Bahia Blanca and Punta Alta areas and has agreed, subject to certain conditions, to acquire the remaining 20% of the subsidiary in 1998.
(8) In February 1997, the Company and Philips Media B.V. (Philips) signed a letter of intent for the Company and/or UPC to acquire Philips 50% interest in UPC, except for ratable dilution caused by UPCs incentive option plan.
(9) In January 1997, UPC acquired 70.2% of Janco, which serves the City of Oslo. UPC has the right to acquire the remaining interest in Janco in 2000.

Summary Operating Data

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.


                                                                 As of  December 31, 1996
                             -------------------------------------------------------------------------------------------------
                                                                                                           UIH
                                                                                               UIH       Equity        UIH
                             Homes in                                             UIH       Equity in      in       Equity in
                             Service      Homes       Basic        Basic       "Paid-in"     Homes in     Homes       Basic
                               Area      Passed    Subscribers  Penetration   Ownership %  Service Area  Passed    Subscribers
                             ---------  --------   -----------  ------------  -----------  ------------  -------   -----------
Europe
------
UPC Systems:
Austria
    Cable..................    838,600    623,100      428,453      68.8%          47.5%      398,810    295,973      203,515
Netherlands (Amsterdam)
     Cable.................    562,000    555,459      523,940      94.3%          25.0%      140,500    138,865      130,985
Belgium
     Cable.................    133,000    133,000      127,815      96.1%          50.0%       66,500     66,500       63,908
Netherlands (Eindhoven)
     Cable.................     91,872     89,116       84,660      95.0%          50.0%       45,936     44,558       42,330
Israel
     Cable.................    340,000    334,426      231,712      69.3%          11.7%       39,780     39,128       27,113
Ireland
     Cable/MMDS............    452,077    340,993      121,475      35.6%          10.0%       45,208     34,099       12,148
Czech Republic
     Cable/MMDS/MATV.......    258,600    121,782       35,288      29.0%          50.0%      129,300     60,891       17,644
Slovakia
     Cable.................     36,239     13,435        9,003      67.0%          37.5%       13,590      5,038        3,376
Malta
     Cable.................    179,000    145,371       51,500      35.4%          21.3%       38,127     30,964       10,970
Hungary
     Cable.................    266,000    265,058      247,013      93.2%          23.5%       62,510     62,289       58,048
Norway
     Cable.................    277,123    221,441      156,915      70.9%          50.0%      138,562    110,721       78,458
Spain
     Cable.................     57,800     51,418        3,048       5.9%          12.5%        7,225      6,427          381
Portugal
     Cable.................    186,449      5,430        1,191      21.9%          50.0%       93,225      2,715          596
Romania
     Cable.................    126,000     50,072       30,210      60.3%     25.5-45.0%       32,130     17,070        9,200
France
     Cable.................    203,000     55,848        8,974      16.1%     15.0-47.5%       73,675     10,581        1,830
                             ---------  ---------    ---------                              ---------    -------      -------
            Total..........  4,007,760  3,005,949    2,061,197                              1,325,078    925,819      660,502
                             ---------  ---------    ---------                              ---------    -------      -------

UIH Systems:
Monor
     Cable/Telephony.......     85,000    125,000       70,638      56.5%          43.3%       36,805     54,125       30,586

                                                     As of December 31, 1995
                             --------------------------------------------------------------------------
                                                                                   UIH          UIH
                                                                       UIH      Equity in    Equity in
                               Homes       Basic        Basic       "Paid-in"     Homes        Basic
                              Passed    Subscribers  Penetration   Ownership %   Passed     Subscribers
                             --------   -----------  ------------  ---------    ---------  ------------
Europe
------
UPC Systems:
Austria
    Cable..................    608,000      414,775     68.2%          47.5%     288,800        197,018
Netherlands (Amsterdam)
     Cable.................    516,998      488,631     94.5%          25.0%     129,250        122,158
Belgium
     Cable.................    134,000      127,843     95.4%          50.0%      67,000         63,922
Netherlands (Eindhoven)
     Cable.................     88,290       83,408     94.5%          50.0%      44,145         41,704
Israel
     Cable.................    318,721      218,230     68.5%          11.7%      37,290         25,533
Ireland
     Cable/MMDS............    285,899      108,238     37.9%          10.0%      28,590         10,824
Czech Republic
     Cable/MMDS/MATV.......     71,916       26,195     36.4%          50.0%      35,959         13,098
Slovakia
     Cable.................      7,424        3,715     50.0%          37.5%       2,784          1,393
Malta
     Cable.................    133,082       36,759     27.6%          21.3%      28,346          7,830
Hungary
     Cable.................    234,734      217,801     92.8%           2.0%       4,695          4,356
Norway
     Cable.................    217,267      152,257     70.1%           4.2%       9,125          6,395
Spain
     Cable.................     19,405        1,395      7.2%          12.5%       2,426            174
Portugal
     Cable.................         --           --       --             --           --            --
Romania
     Cable.................         --           --       --             --           --            --
France
     Cable.................     50,040        7,041     14.1%           15.0%       7,506         1,056
                             ---------    ---------                               -------   -----------
            Total..........  2,685,776    1,886,288                               685,916       495,461
                             ---------    ---------                               -------   -----------

UIH Systems:
Monor
     Cable/Telephony.......     94,893       46,051     48.5%           43.3%      41,089        19,940


                                                                As of  December 31, 1996
                             ----------------------------------------------------------------------------------------------
                                                                                                UIH          UIH         UIH
                             Homes in                                            UIH         Equity in     Equity     Equity in
                              Service     Homes       Basic        Basic       Paid-in       Homes in     in Homes      Basic
                               Area      Passed    Subscribers  Penetration   Ownership    Service Area    Passed    Subscribers
                             ---------   ------    -----------  -----------   ---------    ------------   ---------  -----------
Latin America
-------------
Chile (1)
     Cable.................  2,321,000  1,482,000      321,730         21.7%       34.0%       789,140      503,880      109,388
Mexico
     Cable.................    341,600    166,117       54,446         32.8%       49.0%       167,384       81,397       26,679
Brazil, Fortaleza
     MMDS..................    387,000    387,000       12,011          3.1%       40.0%       154,800      154,800        4,804
Brazil, Jundiai
     Cable.................     70,000     41,889       11,126         26.6%       46.3%        32,410       19,395        5,151
Argentina (Bahia Blanca)
     Cable.................    113,000     98,990       60,166         60.8%      100.0%       113,000       98,990       60,166
Peru (Arequipa & Tacna)
     Cable.................    140,000     13,720        3,325         24.2%       97.0%       133,400       12,949        3,144
                             ---------  ---------    ---------                               ---------    ---------    ---------

          Total............  3,372,600  2,189,716      462,804                               1,390,134      871,411      209,332
                             ---------  ---------    ---------                               ---------    ---------    ---------

Asia/Pacific
------------
Australia (Austar)
     MMDS/DTH..............  1,621,770  1,529,000      103,447          6.8%       97.4%     1,579,604    1,489,246      100,757
Australia (XYZ)
     Programming...........        N/A        N/A      340,000          N/A        24.4%           N/A          N/A       82,960
New Zealand
     Cable.................    141,000     14,280        1,697         11.9%       97.4%       137,334       13,909        1,653
Philippines(2)
     Cable.................    575,000    113,402       40,129         35.4%       40.0%       230,000       45,361       16,052
Tahiti
     MMDS..................     31,000     19,584        5,187         26.5%       87.7%        27,187       17,175        4,549
China (HITV)(3)
     Microwave Relay.......        N/A        N/A          N/A          N/A        49.0%           N/A          N/A          N/A
                             ---------  ---------    ---------                               ---------    ---------    ---------

          Total............  2,368,770  1,676,266      490,460                               1,974,125    1,565,691      205,971
                             ---------  ---------    ---------                               ---------    ---------    ---------

          Grand Total......  9,834,130  6,996,931    3,085,099                               4,726,142    3,417,046    1,106,391
                             =========  =========    =========                               =========    =========    =========


                                                     As of December 31, 1995
                             -------------------------------------------------------------------------
                                                                                  UIH         UIH
                                                                       UIH      Equity in   Equity in
                               Homes       Basic        Basic        Paid-in      Homes       Basic
                              Passed    Subscribers  Penetration    Ownership    Passed    Subscribers
                             ---------  -----------  ------------   ----------  ---------  -----------
Latin America
-------------
Chile (1)
     Cable.................    293,772       39,349      13.4%     65.0-100.0%    236,099       70,746
Mexico
     Cable.................    166,328       51,728      31.1%           49.0%     81,501       25,307
Brazil, Fortaleza
     MMDS..................    385,000        7,300       1.9%           40.0%    154,000        2,920
Brazil, Jundiai
     Cable.................     15,554        3,211      20.6%           46.3%      7,202        1,487
Argentina (Bahia Blanca)
     Cable.................         --           --        --              --         --           --
Peru (Arequipa & Tacna)
     Cable.................     15,000        2,550      17.0%           94.0%     14,100        2,397
                             ---------    ---------                             ---------  -----------
          Total............    875,654      104,138                               492,902      102,857
                             ---------    ---------                             ---------  -----------

Asia/Pacific
------------
Australia (Austar)
     MMDS/DTH..............    240,658        5,204       2.2%           90.0%    216,592        4,684
Australia (XYZ)
     Programming...........        N/A       65,000       N/A            25.0%        N/A       16,250
New Zealand
     Cable.................      6,000          959      16.0%           50.0%      3,000          480
Philippines(2)
     Cable.................     62,700       18,996      30.3%           40.0%     25,080        7,598
Tahiti
     MMDS..................     15,029        4,126      27.5%           90.0%     13,526        3,713
China (HITV)(3)
     Microwave Relay.......        N/A          N/A        N/A           49.0%        N/A          N/A
                             ---------    ---------                             ---------  -----------
          Total............    324,387       94,285                               258,198       32,725
                             ---------    ---------                             ---------  -----------

          Grand Total......  3,980,710    2,130,762                             1,478,105      650,983
                             =========    =========                             =========  ===========

 (1) As of December 31, 1995, the Company held a 100% interest in Cablevision and a 65% interest in STX. The Company acquired the remaining 35% interest in STX during 1996. In September 1996, the Company contributed its Chilean assets to the VTR joint venture. The summary operating data for Chile at December 31, 1996 are those of VTR.
 (2) The Company currently has a convertible loan with SCS, which upon conversion will allow for a 40% ownership interest.
 (3) The Company has a 49% interest in HITV, a joint venture that owns a microwave relay system in the Hunan Province that transmits one provincial channel to approximately 400,000 cable television homes in the region.

The data set forth below reflects the programming services in which the Company has an interest:

                                                    Programming                               Ownership           Targeted
             Country                                  Services                                Interest             Market
----------------------  --------------------------------------------------------------------  ---------   -------------------------
Malta                   . Premium movie Channel                                                 50.0%       Malta
                        . Hit movies of the 60s, 70s and 80s Channel
                        . General Entertainment/Sports Channel
The Czech Republic      . General Entertainment/Documentary Channel                             50.0%       Czech/Slovak
                        . Childrens Channel                                                                 Republics
Spain                   . Documentary Channel                                                   33.8%       Spain/Portugal
                        . Childrens Channel
                        . Movie Channel
                        . Music Video Channel
Australia               . Documentary, adventure, history and lifestyle programming             25.0%       Australia
                        . Childrens educational, entertainment and cartoons/family-oriented drama and entertainment
                        . Music video with local presenters
                        . Drama, comedy, general entertainment, programming, library movies
Israel                  . General Entertainment Channel                                         3.5%        Israel
                        . Movie Channel
                        . Childrens Channel
                        . Sports Channel
Hungary                 . HBO Hungary                                                           2.0%        Hungary
                        . Documentary, nature, history and travel

  The financial information presented below has been taken from financial information of the respective operating companies that were providing service as of December 31, 1996. Certain of the information presented below has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from United States generally accepted accounting principles. In addition, certain amounts for the year ended December 31, 1996 have been converted to dollars using December 31, 1996 exchange rates for the convenience translation.


                                                                           Revenues
                                                         ----------------------------------------------
                                                         Convenience
                                                          Translation         Functional Currency
                                                         -------------  -------------------------------
                                                          Year Ended              Years Ended
                                                         December 31,            December 31,
                                                         -------------  -------------------------------
                                                             1996          1996       1995       1994
                                       Functional        -------------  ----------  ---------  --------
                                         Currency         (unaudited)           (in thousands)
                                         --------
Europe
  Belgium(1)..................Belgian franc("BF")            $ 17,750     562,995    363,086        --
  Eindhoven(1)..........Netherland guilder("NLG")              10,341      18,003      4,297        --
  Austria(1)...............Austrian shilling("S")              90,154     933,941    457,300        --
  Amsterdam...................................NLG              51,404      89,495     75,030        --
  France(1).....................French franc("F")                  92         477         --        --
  Israel................New Israeli shekel("NIS")              91,435     296,816    251,348   196,464
  Ireland...............Irish pound("(Pounds)Ir")              31,365      18,923     17,315    14,997
  Malta........................Maltese lira("Lm")               9,177       3,313      2,351     1,651
  Norway(2)...............Norwegian kroner("NKr")              33,372     215,076    216,062   222,751
  Hungary(cable)(3)(4)..........................$              21,095      21,095     24,415    14,902
  Czech Republic(1)...........Czech koruna("Kcs")               3,023      82,661     34,424        --
  Spain....................Spanish peseta("Ptes")                 720      93,384         43        --
  Romania.......................Romanian leu("L")                 756   3,126,816         --        --
  Slovakia...........Slovak Republic koruna("Sk")                 241       7,396         --        --
  Portugal.................Portugal escudo("Esc")                  20       3,099         --        --

Latin America
  Jundiai, Brazil(3)............................$               3,454       3,454        827       114
  Forteleza, Brazil(3)..........................$               5,592       5,592      2,480        --
  Mexico.....................Mexican peso("Mex$")               9,506      75,002     75,606    65,357
  Chile(VTRH)...................................$              25,773      25,773         --        --
  Peru(Cable Star).........Peruvian new sol("Sl")                 830       2,143         --        --
  Argentina(Bahia Blanca)...Argentine peso("M$n")               4,384       4,384         --        --

Asia/Pacific
  Australia(Austar)(9)    Australian dollar("A$")              21,340      26,852        594        --
  New Zealand(10)        New Zealand dollar("N$")                 228         322        226        --
  Tahiti(11)                                    $               3,513       3,513      1,882        --
  Philippines(12)            Philippino peso("P")               3,882     102,095      2,820        --
  Australia(XYZ)(13)                           A$               7,533       9,479      1,117        --
  Australia(United Wireless)(8)            ("A$")                 110         139          2        --


                                                             Net Income (Loss)
                                                ---------------------------------------------
                                                Convenience
                                                Translation         Functional Currency
                                                ------------   ------------------------------
                                                 Year Ended             Years Ended
                                                December 31,            December 31,
                                                ------------   ------------------------------
                                                    1996          1996       1995      1994
                             Functional         ------------   ---------   --------   -------
                               Currency         (unaudited)            (in thousands)
                               --------
Europe
  Belgium(1).........................BF             $ (1,760)    (55,824)   (46,720)       --
  Eindhoven(1)......................NLG               (1,621)     (2,822)       (49)       --
  Austria(1)..........................S                 (210)     (2,292)   (15,800)       --
  Amsterdam.........................NLG              (11,572)    (20,147)    (6,252)       --
  France(1)...........................F               (2,784)    (14,449)    (1,879)       --
  Israel............................NIS               15,074      49,064     28,123    23,456
  Ireland....................(Pounds)Ir               (4,705)     (2,838)    (6,640)   (7,446)
  Malta..............................Lm               (3,751)     (1,354)    (1,176)     (969)
  Norway(2).........................NKr              (15,851)   (102,157)   (63,931)   (4,344)
  Hungary(cable)(3)(4)................$                3,041     501,552     (7,542)   (2,655)
  Czech Republic(1).................Kcs               (6,487)   (177,381)  (190,066)       --
  Spain............................Ptes               (1,099)   (142,540)      (117)       --
  Romania.............................L                  175     723,800         --        --
  Slovakia...........................Sk                 (295)     (9,053)        --        --
  Portugal..........................Esc               (3,325)   (515,275)        --        --

Latin America
  Jundiai, Brazil(3)..................$                 (884)       (884)      (979)     (325)
  Fortaleza, Brazil(3)................$               (2,112)     (2,112)    (2,819)       --
  Mexico...........................Mex$                 (875)     (6,904)    10,594      (197)
  Chile(VTRH).........................$               (5,132)     (5,132)        --        --
  Peru(Cable Star)...................Sl               (1,188)     (3,067)        --        --
  Argentina(Bahia Blanca)...........M$n                 (886)       (885)        --        --

Asia/Pacific
  Australia(Austar)(9)...............A$              (57,298)    (72,098)    (9,149)       --
  New Zealand(10)....................N$               (5,589)     (7,909)    (4,052)   (1,974)
  Tahiti(11)..........................$               (4,344)     (4,344)    (4,208)       --
  Philippines(12).....................P                 (501)    (13,178)    (8,278)       --
  Australia(XYZ)(13).................A$              (14,045)    (17,673)   (38,842)       --
  Australia (United Wireless)(8).....A$               (3,169)     (3,988)      (837)       --



                                                            Adjusted EBITDA(14)
                                               -----------------------------------------------
                                                Convenience
                                                Translation         Functional Currency
                                               -------------  --------------------------------
                                                Year Ended              Years Ended
                                               December 31,             December 31,
                                               -------------  --------------------------------
                                                   1996          1996        1995       1994
                              Functional       -------------  -----------  ---------  --------
                                Currency        (unaudited)            (in thousands)
                                --------
Europe
  Belgium(1)..........................BF           $  8,769      278,135    168,101        --
  Eindhoven(1).......................NLG              6,328       11,017      1,975        --
  Austria(1)...........................S             46,783      510,590    217,900        --
  Amsterdam..........................NLG             28,132       48,978     34,841        --
  France(1)............................F             (2,513)     (13,042)    (1,689)       --
  Israel.............................NIS             49,524      160,765    118,616   102,065
  Ireland.....................(Pounds)Ir             11,874        7,164      5,161     3,579
  Malta...............................Lm              2,594          936        238       174
  Norway(2)..........................NKr             14,007       90,272     62.939    96,879
  Hungary(cable)(3)(4).................$              8,447        8,447      7,184     2,962
  Czech Republic(1)..................Kcs             (2,794)     (76,399)  (116,069)       --
  Spain.............................Ptes             (1,099)    (142,540)      (223)       --
  Romania..............................L                307   (1,269,752)        --        --
  Slovakia............................Sk               (288)      (8,838)        --        --
  Portugal...........................Esc             (3,045)    (471,884)        --        --

Latin America
  Jundiai, Brazil(3)...................$                269          269       (833)     (401)
  Fortaleza, Brazil(3).................$               (583)        (583)    (1,566)       --
  Mexico............................Mex$             (1,149)      (9,066)    22,005    16,728
  Chile(VTRH)..........................$              6,608        6,608         --        --
  Peru(Cable Star)....................Sl               (751)      (1,939)        --        --
  Argentina(Bahia Blanca)............M$n                (48)         (48)        --        --

Asia/Pacific
  Australia(Austar)(9)................A$            (26,337)     (33,140)    (9,390)       --
  New Zealand(10).....................N$             (4,648)      (6,578)    (3,364)   (1,516)
  Tahiti(11)...........................$             (1,191)      (1,191)    (3,142)       --
  Philippines(12)......................P             (1,040)     (27,352)    (3,573)       --
  Australia(XYZ)(13)..................A$            (10,967)     (13,800)   (35,443)       --
  Australia(United Wireless)(8).......A$             (2,336)      (2,939)      (785)       --



                                                  Long-term Debt
                                         ----------------------------------
                                         Convenience
                                          Translation   Functional Currency
                                         -------------  -------------------
                                          Year Ended        Years Ended
                                         December 31,      December 31,
                                         -------------  -------------------
                          Functional         1996          1996      1995
                           Currency      -------------  ----------  -------
                           --------       (unaudited)     (in thousands)
Europe (15)
  Belgium(1).....................BF          $    696       22,080       --
  Eindhoven(1)(12)..............NLG            12,941       22,530   22,107
  Austria(1)......................S                --           --       --
  Amsterdam.....................NLG           210,224      366,000  229,500
  France(1).......................F                --           --       --
  Israel........................NIS             8,424       27,346   85,273
  Ireland................(Pounds)Ir            78,205       47,181   12,619
  Malta(13).................... .Lm            16,620        6,000    4,633
  Norway(2)(14)............... .NKr           310,167    1,998,964  510,592
  Hungary (cable)(3)(4)......... .$                --           --   34,207
  Czech Republic (1)............Kcs                --           --    8,274
  Spain........................Ptes                --           --       --
  Romania.........................L                --           --       --
  Slovakia.......................Sk                --           --       --
  Portugal......................Esc                --           --       --

Latin America
  Jundiai, Brazil(3)..............$                97           97      135
  Fortaleza, Brazil(3)............$               792          792    1,192
  Mexico.......................Mex$               274        2,161    3,739
  Chile (VTRH)....................$             2,880        2,880       --
  Peru (Cable Star)..............Sl               194          501       --
  Argentina (Bahia Blanca)......M$n               243          243       --
  Programming.....................$             1,459        1,459       --

Asia/Pacific
  Australia (Austar)(9)..........A$             4,954        6,234      999
  New Zealand(10)................N$                --           --       --
  Tahiti(11)......................$             1,257        1,257       --
  Philippines(12).................P             5,627      147,987       --
  Australia (XYZ)(13)............A$                --           --       --
  Australia (United Wireless)(8).A$                --           --       --

(1) These systems were contributed to UPC in July 1995 at which time a new basis of accounting was adopted. Thus, the income statement information disclosed is for the six months ended December 31, 1995 and there is no comparable prior year information. In addition to the debt noted above, Austria has an intercompany loan, which eliminates upon consolidation, of S1.3 billion ($132.0 million) and UPC has a subordinated convertible loan payable to Philips totaling NLG 213.8 million ($133.0 million).
(2) In addition to the long-term debt noted above, Norkabel had NKr 687,926 and NKr 689,302 ($109,084), as of December 31, 1994 and 1995, respectively, of loans payable to UCI.
(3)  The above information is unaudited.
(4) The forint is the functional currency for the Hungary systems, however, the systems report in U.S. dollars to the Company.
(5) The Company acquired its ownership in United Wireless in September 1995 and, as such, the amounts shown are for the four months ended December 31, 1995 using the new basis of accounting with no comparable history.
(6) In addition to the loans noted above, Austar has loans payable to the Company of $1.1 million and $5.4 million as of December 31, 1996 and 1995, respectively.
(7) Saturn had a loan payable to the Company totaling $18.8 million and $2.0 million as of December 31, 1996 and 1995, respectively.
(8) The French Polynesia franc (CFPF) is the functional currency for the Tahiti systems; however, the statements are prepared in U.S. dollars. Telefenua has loans payable to the Company of $13.3 million as of December 31, 1996 and $4.5 million and an equipment lease payable to the Company of $2.3 million as of December 31, 1995.
(9)  The Philippine system has a convertible loan payable to the Company of  P
     249.1 million ($9.5 million) as of December 31, 1996 and P 151.2 million ($5.8 million) as of December 31, 1995.
(10) XYZ shows all capital contributions by shareholders as loans which totaled $21.6 million as of December 31, 1995.
(11) Adjusted EBITDA represents net income (loss) as determined using generally accepted accounting principles which differ from those used in the United States for Israel, Ireland, Chile, New Zealand, Spain, Mexico, Philippines, Belgium, France, Austria and the Netherlands, plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principles measure of performance or liquidity as an indicator of an entitys operating performance.
(12) KTE entered into a NLG 65,000 credit facility granted by Cooperative Central Raiffersen-Boereneebank B.A. on February 7, 1997.
(13) Melita entered into a Lm 9,000 facility agreement with ING Bank N.V. on September 30, 1996, which it used to refinance its debt with OPIC and Creditaustalt.
(14) Norkabelgruppen entered into a NKr 540,000 bridge finance facility agreement with ING Bank N.V. on March 5, 1997.

(15) UPC entered into a US$150,000 bridge loan facility agreement with ABN Amro Bank N.V. and others on April 15, 1996 (the term of which was recently extended) and entered into a US$150,000 revolver with ABN Amro on January 29, 1996 (the term of which was also recently extended).

Certain Accounting Conventions

  The foregoing financial information was derived from each operating company's financial statements which report in local currency and have been translated to dollars using a convenience translation (except for Kabelkom, Monor Communications, STX, Cablevision, Net Sao Paulo, Jundiai, Fortaleza and Tahiti, which report in U.S. dollars). The convenience translation is based upon the audited and unaudited annual financial statements of the respective company. Therefore, the dollar results derived from using the convenience translation and local country generally accepted accounting principles present results which are not in accordance with U.S. generally accepted accounting principles, including the conversion principles set forth in Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Additionally, exchange rates used may not be representative of rates which have existed historically or which may exist in the future.

Opportunities in Foreign Markets

Europe and Israel
-----------------

   Multi-channel television in most European markets has developed later than in the United States largely because of historical regulatory controls over broadcast media and communications, as well as the practical problems and restrictions associated with the development of transitional programming services. Historically, the European television marketplace was dominated by national broadcast television channels, many of which were government owned and operated. These channels were limited in number and of varying quality. During the last 10 years, the regulatory framework for television in most Western European countries has changed to accommodate the private ownership of television services and to increase competition in the media and telecommunications markets. The Companys initial international activities focused on Europe and today include operations in 14 different countries in Europe (including Israel).

A description of significant operating projects follows:

United and Philips Communications B.V.

Overview

   In July 1995, the Company and Philips contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. The Company believes that UPC is the largest private multi-channel television system operator in Europe, with ownership interests in operating systems and early stage projects that as of December 31, 1996, had approximately 2.1 million subscribers and passed 3.0 million of the 4.8 million homes in their combined franchise areas. The Company and Philips each own a 50% economic and voting interest in UPC, except for ratable dilution caused by UPCs incentive stock option plan.

   The Company anticipates that UPC will expand its operations both by building out certain unserved regions in its existing franchise areas and by investing in its numerous development and acquisition opportunities, as well as by launching upgraded services to existing markets, including enhanced video programming, data communications and telephony services among others. The Company believes that UPC is well positioned to capitalize on the development of the European multi-channel television industry.

   Philips contributed to UPC its 95% interest in cable television systems in Austria, its 100% interest in cable television systems in Belgium and its minority interests in multi-channel television systems in Germany, the Netherlands (Eindhoven) and France. The Company contributed its interests in multi-channel television systems in Israel, Ireland, the Czech Republic, Malta, Norway, Hungary, Sweden and Spain.

   In July 1995, A2000, a Dutch company at that time owned 50% by each of Philips and U S WEST, acquired a 100% interest in existing cable television systems with non-exclusive licenses in Amsterdam, the Netherlands and four surrounding municipalities. Philips then transferred its 50% interest in A2000 to UPC. In September 1995, UPC acquired the remaining 96.2% interest in KTE, the Netherlands system formerly owned by the city of Eindhoven and certain local housing authorities.

   The affairs of UPC are under the supervision of a supervisory board which currently consists of six members, three nominated by each of the Company and Philips. Day-to-day operations of UPC are managed from a central office in Amsterdam by the management board. In February 1997, the Company and Philips signed a letter of intent for the Company and/or UPC to acquire Philips 50% interest in UPC, except for ratable dilution caused by UPCs incentive option plan.

   UPC has a first right of refusal to pursue any European subscription cable television investment opportunity and related engineering and consulting services that are identified by the Company or Philips. UPCs supervisory board
will decide which of these opportunities to pursue.   Development opportunities
originated by the Company or Philips but which are declined by UPC may be pursued separately by the party having originated the development opportunity.

   On September 27, 1996, UPC acquired UCI, which holds interest in Norkabel and Kabelkom. UCIs interest in Swedish Cable and Dish (SCD) was subsequently sold in the fourth quarter of 1996.

   In February 1997, the Company and Philips entered into a letter of intent whereby the Company and/or UPC would acquire from Philips its 50% equity interest in UPC, except for ratable dilution caused by UPCs incentive option plan, along with 3.17 million of the Companys Class A Common Shares currently held by Philips. The purchase price for the acquisition of these two assets is $275 million. In addition, UPC as part of the transaction would agree to redeem certain debt securities owed to Philips in the approximate amount of $155 million, and issue to Philips a stock appreciation right on UPC common stock. The parties are currently working on definitive documentation for the transaction, failing which the ownership of UPC will remain as currently structured. Closing for the transaction, assuming the successful execution of definitive documentation, is expected to occur by late summer 1997.

   Brussels - Belgium

   Radio Public has operated cable television systems since 1968 and serves 128,000 subscribers in seven municipalities in greater Brussels and three communities in Louvain with 96% penetration in its service area. Of the 34 television channels currently comprising the basic packages in Brussels and Louvain, 14 are exclusive to cable.

   During 1996, Radio Public introduced tiered packages accessed through the set-top decoder. These offer nine additional channels, as well as the 34 television channels including ethnic and family oriented programming. The competitive market for telecommunications services in Belgium will begin in 1998.

   Radio Public faces limited competition. The most significant competition comes from DTH service. Generally, DTH subscribers in Belgium are from ethnic groups who select DTH service to receive local language programming. Radio Public competes primarily on the basis of the quality of its programming package as well as its pricing. There are six off-air broadcasting channels available throughout Belgium.

   Czech Republic

   In May 1993, Kabel Net, a Czech company formed by the Company and contributed to UPC, was awarded the first MMDS license for Prague. In March 1994, Kabel Net was awarded the first MMDS license for the second largest city in the Czech Republic, Brno. These non-exclusive licenses allow for the transmission of up to 16 channels. Included in Prague is a municipal district, Jizni Mesto, for which UPC has entered into an exclusive cable television franchise agreement. Several non-exclusive cable television licenses have been granted to competitors in portions of Kabel Nets Prague MMDS franchise area.

   The Czech Republic is one of the most attractive markets in the former Warsaw Pact nations with a relatively stable economy and political institutions. Kabel Net, has MMDS licenses and serves 40,000 subscribers in Prague and Brno, accounting for 33% of homes passed in the Republics largest cities.

   UPC is actively involved in developing programming for its franchises in the Czech Republic as demonstrated by its participation in Max 1, a documentary channel, SuperMax, a childrens channel, and a partnership with HBO movie channels.

   Norway

   Norways geography and population distribution has favored the development of cable television systems and the Norwegian market has approximately 70% cable penetration. During the year, UPC raised its stake in Norkabel, which covers almost 222,000 homes, from a small equity position to full ownership. After year end, UPC acquired 70.2% of Janco, which serves the city of Oslo and passes 225,000 homes with 160,000 subscribers. UPC has the right to acquire the remaining interest in Janco in 2000. Plans for Norway are to merge the two companies into a single unit which will be able to deliver full telecommunications services when legislation allows.

   Eindhoven

   Upon its formation, UPC owned a 3.8% interest in KTE. In September 1995, UPC acquired the remaining 96.2% interest in KTE, an entity formed in 1984 to construct and operate a cable television system in the city of Eindhoven. UPC acquired the remaining interest in KTE from the other shareholders of KTE (the City of Eindhoven, four local housing corporations and a local homeowners association).

   During 1996, KTE began upgrading its system infrastructure by replacing its co-axial main lines with fiber optic cable. The Network upgrade is expected to be completed by September 1997 and will provide KTE with increased channel capacity and two-way cable service.

   The Company believes that KTEs growth opportunities will come from increasing the range of programming available to its subscribers and introducing value-added services. KTE launched an extended basic tier in November 1996 and plans to launch pay-per-view in 1997. UPC expects to be granted a non-exclusive license commencing in 1998 to provide local-loop telephony services in its existing service region. The Eindhoven system is the only cable television system in its franchise area and currently faces only minimal competition from off-air television signals, DTH and other multi-channel television services.

   During 1996, UPC signed a letter of intent to purchase the cable network assets serving Combivisie. The purchase will create a cluster, including KTE, of over 220,000 subscribers in the region.

   Austria

   In 1978, Telekabel Wien, the largest of UPCs Austrian multi-channel television companies, entered into a 30-year cooperation agreement with the city of Vienna, which granted Telekabel Wien exclusive rights to provide cable television services in the city. In 1979 and 1980, other Telekabel Group companies entered into similar exclusive agreements with the cities of Klagenfurt, Graz, Baden and Wr. Neustadt.

   In early 1992, the Telekabel Group initiated the rebuild and upgrade of its existing cable network in the city of Vienna, including the replacement of all
UHF amplifiers and the overlay of trunk line with fiber optic technology.   By
the end of 1998, Telekabel expects to have completed the program of upgrading its network to full interactive capability, for all homes passed. The Viennese network conducted UPCs field trials of cable modems, networking equipment and servers during the year and its success confirms that UPCs approach to high speed Internet access is viable. The Internet service is scheduled to be introduced commercially in 1997, as are expanded basic tier and pay per view video services. The Vienna franchise area is substantially built out, and any new build is expected to be limited primarily to areas outside of the city that are lower in density.

   The off-air Austrian television market is currently limited to two broadcast channels (ORF 1 and 2) and foreign off-air channels that are only available in certain parts of the country. The Telekabel Groups cable systems compete with a DTH service that is available throughout Austria that offers the same number of channels of programming as the Telekabel Group. The majority of the DTH subscribers select that service to receive programming in their native language. Currently, the overall DTH penetration of the Austrian market is approximately 7%. Telekabel Group competes with DTH service on the basis of quality of service and product/programming selection.

   Amsterdam

   UPC owns a 50% interest in the Amsterdam systems through A2000, a partnership between U S WEST and UPC. The Company believes that there are significant opportunities to increase the revenue and cash flow of the Amsterdam systems by introducing new programming options, including an expanded basic tier and pay per view which were launched in late 1996 and early 1997, respectively. In addition, the Company has been granted a non-exclusive license to provide local-loop telephony services in the Amsterdam municipal areas effective July 1, 1997. A2000 is continuing to upgrade its telecommunications infrastructure. The company will begin marketing voice telephony services to the residential market in the third quarter of 1997 and the business market shortly thereafter.

   During 1996, A2000 acquired the Hilversum network, adding 35,000 subscribers to the network for a total of 524,000, as of December 31, 1996. Hilversum is a strategic franchise which contains affluent residential customers and many blue-chip businesses as well as all the major TV stations and a number of audio-visual production facilities.

   A2000 plans to continue to increase the range of television programming available to its subscribers and introduce value-added services. Planned television programming additions in the near term include enhancements to the extended basic tier and introduction of a movie channel.

   The Amsterdam systems are the only cable television systems in their franchise areas and, as demonstrated by the stable penetration rates in the mid to high 90% range, currently face limited competition from off-air television signals, DTH and local SMATV systems.

   Israel

   The Company's investment in Israel was motivated by the opportunity to acquire attractive franchises in an unserved multi-channel television market. The Company, together with its strategic partners Discount Investment Corporation Limited (DIC), and PEC Israel Economic Corporation (PEC), two publicly-traded companies with extensive operations and investments in Israel and TCI, has cost-effectively constructed three state-of-the-art cable television systems that have achieved steadily increasing basic penetration rates.

   Tevel, the Israeli corporation in which UPC indirectly owns a minority interest, has attractive franchises in densely populated areas. Tevel holds exclusive cable television broadcasting franchises through 2002 for the entire Tel Aviv metropolitan area, the region of Ashdod-Ashkelon (30 miles south of Tel
Aviv) and the Jezreel Valley (80 miles northeast of Tel Aviv).

   Tevels growth strategy is to increase its subscriber base by completing line extensions within existing franchise areas and increasing penetration by offering a wider variety of cable-exclusive programming. Future growth in revenues will depend upon increased penetration in built and unbuilt franchise areas, acquisition and distribution of additional programming that will justify increases in service rates and the sale of additional services. The Company believes that the quantity and quality of Tevels programming is a key factor to achieving and maintaining high penetration ratios in its franchise areas. Tevel continues to seek additional programming to fill specific viewer niches. Tevels franchise agreements are exclusive. The Company does not believe that present DTH services compete with Tevels systems because Israel is not in the general transmission path of existing European programming satellites and equipment capable of receiving these distant signals is relatively expensive.

   Ireland

   The Company entered the Irish market in June 1992 in order to capitalize on recently awarded exclusive franchise rights in areas not served by multi-channel television systems. The Company, through UII, acquired an indirect 20% ownership interest in PHL which was contributed to UPC. PHL, through two wholly-owned and one majority-owned subsidiaries (collectively, the PHL Operating Companies), owns interests in established cable television systems and has exclusive franchises through 2001 to construct MMDS systems for areas covering 265,000 homes in Ireland. Given the strong demand for more programming options, as evidenced by high subscription rates in existing cable television systems in Ireland, the Company believes that the expansion of multi-channel television services into newly opened franchise areas presents an opportunity for significant growth in number of subscribers.

   The PHL Operating Companies operate a total of nine cable television systems in Cork, Limerick, Shannon and six smaller communities. The cable systems are substantially built and further construction or upgrading is expected to be minimal. Currently, all 18 of the PHL Operating Companies MMDS cells are operational. PHLs objective is to expand marketing efforts in the new franchise areas to increase the number of subscribers and reduce operational costs through economies of scale. PHLs cable television systems are generally well established in the geographic areas in which they operate and face relatively little competition from other multi-channel television operators. While PHLs MMDS systems compete with DTH service in rural areas of Ireland, PHLs MMDS systems offer popular UK terrestrial channels not provided by DTH.

   Malta

   The Company's investment in Malta was motivated by the opportunity to acquire an exclusive franchise to deliver multi-channel television service programming in a cost-effective manner to a densely populated area with limited programming alternatives. Malta, a group of islands located in the Mediterranean Sea between Italy and North Africa, is an English-speaking nation. At present, with the exception of a small number of home satellite receivers and a few hotel SMATV installations, television in Malta is limited to off-air reception of broadcast signals. Program availability is limited to one national channel that broadcasts only six to seven hours a day with extended hours on the weekend and approximately 15 foreign (Italian and Sicilian) broadcast channels. Although English is one of the two official languages of Malta and is spoken by approximately 90% of the population, availability of English-language programming is currently limited. Television reception varies throughout the Maltese terrain, depending on location, atmospheric conditions and antenna equipment.

   The Company and its local partners were awarded an exclusive 15-year franchise in 1991 to construct and operate a cable television system in Malta. In the fall of 1994, the Company itself launched three channels for the Malta system, a premium movie channel, a hit movies of the 60s, 70s and 80s channel and a general entertainment/sports channel.

   Construction of the system began in early 1992 and cable television services were launched in July of that year. With system construction substantially completed, UPCs growth strategy is to aggressively market its services to homes in its franchise area. UPC also has focused on acquiring and developing an increased amount of programming for the system to increase its appeal to subscribers.

  Other UPC Properties

  The Company, through UPC, also has interests in multi-channel television operating systems in Slovakia, Hungary, Spain, France, Portugal and Romania.

Other UIH European Projects

   Monor, Hungary

   In the fall of 1994, the Company acquired a 47.6% (which was subsequently increased to 48.4%) economic interest and a 50% voting interest in Monor Communications, a Delaware corporation that indirectly controls the exclusive, local-loop telephony concession for the region of Monor, Hungary. Monor Communications owns 89.47% of Monor Telefon Targasag Rt. (Monor Telefon), a Hungarian company holding the telephony concession. Monor Telefons concession was awarded in March 1994 and extends 25 years, with the exclusive right during the first eight years to provide local public telephone services in its area. Monor Telefon has constructed a fiber-optic telecommunications infrastructure that enables it to provide multi-channel television services to areas representing 85,000 homes.

   Spain (Programming)

   The Company completed the formation of a joint venture with three partners that provides programming to cable television operations in Spain and Portugal. The joint venture launched four channels in April 1996, a documentary channel, a childrens channel, a movie channel and a music video channel.

Latin America

   UIH Latin America, Inc. (UIH LA) owns and operates intermediate holding companies in six Latin American countries: Argentina, Brazil, Chile, Mexico, Peru and Venezuela. The Companys goal is to be a significant player in the multi-channel television business primarily in the Southern Cone (Brazil, Argentina and Chile) of Latin America and to ultimately expand into underserved telecommunications markets. As of December 31, 1996, UIH LAs cable operations passed a total of 2,189,716 homes serving a total of 462,804 subscribers translating into 871,411 equity homes passed and 209,332 equity subscribers.

   UIH LAs Operating Strategy. Latin America is in a much earlier stage of development of multi-channel television than other parts of the world. Multi-channel penetration of 11% in Latin America compares to 62% in America. Latin American markets have recently demonstrated increasingly stronger economic growth, political stability and declining inflation. As of December 31, 1996, cable, MMDS and DBS subscribers were estimated to be approximately 10.7 million, an increase of approximately 30% from the previous year. UIH LA has assembled properties in a number of Latin American markets to form a major Multiple System Operator (MSO). UIH LAs strategy is to acquire licenses and existing systems in the region, with a concentration of focus on the Southern Cone. To facilitate this strategy, the Company has forged solid business relations with strong local partners. To further their strategy, UIH LA is considering potential sales of non-core assets in areas outside of the Southern Cone. In anticipation of new telecommunications legislation that will permit cross-ownership between cable and telephony providers, UIH LA intends to participate in the telephony business in the region.

   By acquiring and developing systems in the Southern Cone, UIH LA will realize operating efficiencies through the consolidation of many managerial, administrative and technical functions. Further, UIH LA believes it will be able to lower programming costs and equipment purchases. UIH LA currently has offices in Argentina, Chile, Brazil, Mexico, Peru and Venezuela.

   Technological Developments. UIH LA has made a substantial commitment to the technological development of its systems and has actively sought to upgrade the capabilities of its cable plant in order to increase channel capacity for the delivery of additional programming and new services. UIH LAs systems have a minimum of 40-channel capacity. Further, many systems are either currently at or slated to be upgraded to 750 MHz hybrid fiber/coaxial cable to provide subscribers with a wider range of telecommunications services. The hybrid fiber coaxial architecture can be adapted to provide telephone services with the installation of digital telephone switching and phone equipment.

   Argentina

   Economic and Political Overview. The Argentine economy in the late 1980s was plagued with large external debts and recurring bouts of hyperinflation. However, in 1991, a comprehensive economic restructuring plan was implemented that set Argentina on a path of stable, sustainable growth. The currency has traded at par with the U.S. dollar since April 1991, and inflation has fallen to its lowest level in 20 years. Unfortunately, as a result of the devaluation of the Mexican peso in mid 1995, the country suffered a severe recession. Still, fundamentals for economic expansion, including foreign investment, strong domestic consumption spending, and political stability, bode well for the future.

   To sustain the countrys economic recovery, current policies consist of (i) privatization, (ii) decentralization, (iii) deregulation and (iv) the Convertibility Program. Under the privatization plan nearly every public enterprise controlled by the national government has been sold to the private sector. Decentralization refers to the governments economic reform policy which has transferred the primary responsibility for education, health and social welfare to the provincial governments. The Argentine government has also adopted a policy of deregulation which fosters domestic competition as well as encouraging foreign investment by eradicating laws protecting sovereign businesses. Argentinas commitment to this policy is evidenced by the signing of the Bilateral Investment Treaty between Argentina and the U.S., which provides significant protection of U.S. investments and prohibits either country from discriminating between foreign and domestic investments. Additionally, in April 1991, the country passed the Convertibility Law requiring that Argentinas monetary base be 100% backed by the Central Banks reserves. This law eliminates price indexing and legally binds foreign currency denominated contracts, effectively removing currency risk related issues and offering investors the certainty of obtaining necessary foreign currency to meet their obligations.

   Cable Industry Overview. The Argentinean CATV market resembles the U.S. market. The cable industry is well-developed and is currently undergoing consolidation as the larger operators purchase smaller operators around the country due to the investment required for technical upgrading to state-of-the-art technology. Approximately 98% of Argentinean households have television, and almost 40% of all households own a VCR and have a phone. As of December 31, 1996, the country had an estimated 4.4 million cable subscribers, amounting to roughly half of all households with televisions for an approximate 50% cable penetration rate, the highest in Latin America. Argentina is also Latin Americas largest cable revenue generator. Basic service rates run over $30/month in the urban areas.

   Existing Properties. In November, 1996, UIH LA closed on its 100% acquisition of two cable systems and 80% of a third system, serving the cities of Bahia Blanca and Punta Alta, Argentina. UIH LAs properties in Bahia Blanca pass approximately 98,900 homes and serve approximately 60,000 subscribers for a penetration of 60.1% as of December 31, 1996. The Company plans to rebuild the systems over the next three years with the expectation that current telecommunications legislation will allow cable companies to offer telephony and other value-added services in the year 2000. The existing plant is primarily 450 MHz and all the systems will be rebuilt over time to 750 MHz hybrid fiber coaxial cable design (HFC). Currently, the systems carry 40-60 channels in a single basic tier.

   In April 1997, UIH LA closed the acquisition of 100% of cable systems in Comodoro and Trelew, Argentina. These two systems, which serve approximately 32,000 subscribers, were acquired for a total purchase price of $27,900, of which $13,900 was paid at closing and the remaining $14,000 due in 18 monthly installments beginning in May 1997.

   In April 1997, UIH LA also agreed to acquire up to an 80% equity interest in the cable systems located in Santa Fe, Parana and Galvez, Argentina which serve approximately 83,000 subscribers for a total purchase price of $59,000. In April 1997, UIH LA closed the acquisition of the first 31% equity interest for a total price of $23,300 and paid a $2,500 deposit to acquire the additional 49% equity interest by July 15, 1997. Both acquisitions provide for the total purchase price to be paid 50% at closing and the balance paid in installments through June 2000.

   Competition. Operators predict that the Cable/MMDS industry will grow at an average 5% per year over the next 10 years to reach an estimated 7.4 million subscribers or 67% penetration of 11 million TV households. However, a successful launch of DBS technology may somewhat dampen the growth prospects of cable. Through 2006, it is projected that DBS will garner an estimated 770,000 subscribers and acquire an approximate 10% share of the cable/MMDS market. Competition has caused CATV overbuilds, particularly in Buenos Aires, where four MSOs provide service to 1.85 million subscribers, constituting 43% of the countrys total. However, Buenos Aires is not a target market of UIH LA. UIH LA experiences little multichannel competition in Bahia Blanca, competes with one other operator in Comodoro and Trelew where UIH LA has 70% market share, and competes with one other operator in Santa Fe where UIH LA has 95% market share.

   Chile

   Economic and Political Overview. Chile is one of the fastest growing and most politically stable countries in Latin America. The countrys population, industry and arable land are concentrated in the central valley region.
Santiago is the nations capital and largest city (5.6 million people). Chiles population, estimated to be in excess of 14.2 million, is highly urbanized with 83.5% of the population living in cities. In the early 1980s, Chiles economic performance suffered as the result of an external debt crisis, exchange rate policies and global recession. However, the government acted quickly to restore investor confidence and foreign and domestic investments recovered. Currently, Chiles long-term sovereign debt is investment-grade rated. Since 1986, Gross Domestic Product (GDP) has grown by a real average annual rate of 7.2% and the economy has expanded for 13 straight years since 1983. Inflation has stabilized and is predicted to decrease from 6.6% in 1996 to 5.5% in 1997. Continued growth and moderate inflation are likely to result in greater consumer purchasing power, which in turn will lead to continued growth in the pay TV and telephony industries.

   Beginning in 1973, under General Augusto Pinochet, the governments economic policies have been built around an export driven, free enterprise model. Chile was the first Latin American country to create a free market environment and eliminate restrictions on foreign ownership. Chile privatized the local exchange carrier and long distance markets in 1990 and 1994, respectively. The current democratically-elected government of President Eduardo Frei continues to support regulatory freedoms for foreign investors and lower import duties to provide incentives for long-term foreign investments. In addition, poverty decreased by one million people between 1991 and 1994.

   Cable Industry Overview. Cable television was first introduced to Chile in 1989. Subsequently, industry growth has exceeded 550,000 subscribers in just over eight years, representing 10% of all households as of December 31, 1996. The majority of cable subscribers are based in Santiago where 40% of the population resides. A total of 67 cable systems are currently in operation and cable operators have been upgrading their systems to fiber/coaxial networks. Further, Chilean cable operators plan to undertake steps to set up a platform for interactive television. Average rates for basic cable service are approximately $24 per month. Predictions for subscriber growth vary but most estimates predict over 1.2 million pay TV customers by the year 2000, with an annual growth rate of 18.1% until the year 2003. At that time, it is estimated that there will be 1.9 million pay TV subscribers in Chile.

   Existing Properties. The Company initially purchased a 50% ownership interest in Cablevision S.A. (Cablevision) in January 1994 and in January 1996 completed the acquisition of the remaining 50%. Cablevision operated cable television systems in Vina del Mar and Valparaiso, Chile. Vina del Mar is a popular South American resort, and Valparaiso is Chiles principal port. Together, these two communities represent the second largest metropolitan area in Chile. Cablevision also owns a 100% interest in Cablevision Norte S.A. which is building cable television systems in La Serena and Coquimbo, located in the central part of the country. In October 1994, Cablevision acquired a 50% interest in Pacifico TV which is building cable television systems in Quilpue and Vila Alemena, two cities located immediately adjacent to Vina del Mar. Cablevision completed the acquisition of the remaining 50% interest in Pacifico TV in May 1996.

   In June 1995, the Company purchased a 65% ownership interest in STX and in June 1996, acquired the remaining 35% interest in STX. STX owns and operates a multi-channel television system in the northern part of Chile.

   In September 1996, UIH LA merged its cable operations in Chile with those of VTR S.A. (VTR), a telecommunications holding company owned by the Luksic Group and Southwestern Bell Communications International (SBC) to create a new company called VTR Hipercable S.A. (VTRH). Currently, UIH LA owns 34% of VTRH with SBC and the Luksic Group owning 66% of UIH LAs shares. The relative values of assets contributed to the joint venture by UIH LA and those contributed by VTR S.A. will be redetermined as of December 31, 1997, and the parties equity interests in the joint venture will be readjusted to reflect those relative values. If the Companys interest as so adjusted is less than 34%, the Company will be obligated to contribute cash and increase its ownership to 34%. The Company will also have the right, in any event, to contribute cash and increase its ownership to 50%. The price for these contributions will be based on the relative appraised values of the assets contributed by the parties, subject to a maximum and minimum.

   VTRH is the largest pay TV company in Chile, with a market share of approximately 58%. As of December 31, 1996, VTRH passed a total of 1,482,000 (UIH LA proportionate homes passed of 503,880) and estimated total pay TV subscribers of 321,730 (UIH LA proportionate subscribers of 109,388). VTRH distributes television signals through the use of wireline and wireless cable, and rolled out DBS in the beginning of April 1997. The company is in the process of upgrading its network to 750 MHz hybrid fiber coaxial architecture which can be adapted to provide telephone services with the installation of digital telephone switching and telephone equipment. VTRH has made significant investment in hybrid fiber coaxial cable as the amount of homes passed by 750 MHz cable increased from 25.1% to 65.4%, since August 1996. Presently, 63% of its network is now 750 MHz architecture with the complete upgrade to be substantially completed by December 1997. Also, as of April 1997, VTRH is offering customers in the San Miguel area of Santiago telephony services (VTRH installed its first Nortel switch in the fourth quarter of 1996 on a test basis). Further, the company plans on offering telephony services to approximately 90% of its homes passed by the year 2000. VTRH is utilizing Siamese Cable (twisted pair and coaxial cable drops).

   Compania de Telecommunicaciones de Chile S.A. (CTC), the national local exchange carrier in Chile, recently announced that its Board of Directors discussed the possibility of a merger transaction between CTC and VTR without arriving at any final determination regarding such a transaction. The CTC board authorized CTCs management to continue discussions with VTR. A merger of CTC and VTR could involve a restructuring of VTRH. There is no assurance that such a transaction will occur and, if it does, what form it will ultimately take.

   UIH LAs total investment in its Chilean properties represents approximately 49.3% of its total investments to date.

   Competition. Two companies, VTR and Metropolis-Intercom, have substantial combined market share in the wireline cable market in Chile.
Metropolis/Intercom S.A. was created in February 1996 through the merger of the second and third largest cable operators in Chile. VTR and Metropolis/Intercom compete in a number of markets, but primarily in the Santiago area.

   Brazil

   Economic and Political Overview. Hyperinflation defined the Brazilian market for 15 years in the 1980s and early 1990s. In 1994, the then finance minister, Fernando Henrique Cardoso, launched his stability plan, Plano Real, calling for a new currency. Inflation subsequently decreased from 30% per month to negligible levels in less than two years. The newly elected president Cardoso implemented a sweeping market-oriented reform targeting the public sector and fiscal reform, privatization, deregulation and elimination of barriers to increase foreign investment.

   Cable Industry Overview. As the largest country in Latin America with nearly 160 million people and an area of 8.5 million square kilometers, Brazil has approximately 2 million multi-channel television subscribers, or 3% of all households as of December 31, 1996. With a population representing over half of the entire South American continent, the Brazilian market has the greatest potential demand for cable and satellite services in the region. Further, other multi-channel technologies such as MMDS have made significant progress in Brazil compared with other Latin American countries.

   Existing Properties. UIH LA initially entered Brazil in 1993 by acquiring an ownership interest in Net Sao Paulo. In 1994, UIH LA acquired an interest in Rio TV Cabo in Rio de Janeiro. In January 1996 and July 1996, UIH LA sold its interests in Rio TV Cabo and Net Sao Paulo, respectively, for a combined total of $91.6 million, compared to its investment of approximately $22 million, and recognized a gain of $77 million.

   Also, in 1994, UIH LA acquired a 46.3% indirect interest in TV Cabo e Communicacoes de Jundiai, S.A., a holder of non-exclusive cable television licenses for the city of Jundiai. With no off-air broadcast stations available to the population in Jundiai, the city represents an attractive market for multi-channel television. The plant being constructed is capable of voice and data services and UIH LA plans to pursue these revenue streams. As of December 31, 1996, this system passed a total of 41,889 total homes and had a total of 11,126 subscribers. This translates into proportionate homes passed and proportionate subscribers of 19,395 and 5,151, respectively. Completion of system construction is expected by calendar year end 1997.

   In the city of Fortaleza, UIH LA owns a 40% interest in TV Show Brasil
(TVSB), owner and operator of a 31 channel MMDS system with an exclusive MMDS license. The system passes a total of 387,000 homes and services 12,011 total subscribers as of December 31, 1996, translating into proportionate homes passed and subscribers of 154,800 and 4,804, respectively. The system currently provides 16 channels and has received approval for increased frequency band to carry an additional 15 channels. UIH LAs investment in the Brazilian properties totals $10.5 million representing approximately 7% of UIH LAs total investments to date.

   Competition. The Brazilian Cable TV industry is dominated by large MSOs such as Multi-Canal, Telecap and Net Brazil. During 1997, the government will auction additional licenses covering approximately 30 million TV homes to multi-channel television operators. UIH LA intends to actively participate in this licensing process. UIH LA experiences little competition in Jundiai and competes with one operator in Fortaleza where UIH LA has 90% market share.

   Mexico

   Economic and Political Overview. Under the guidance of new President Zedillo, Mexico has taken measures to combat inflationary pressures in the economy. Zedillo has implemented economic programs that include federal budget cuts and plans for more privatization to restore investor confidence in the wake of the December 1994 Peso devaluation. Consequently, UIH LA believes that economic conditions are favorable for Mexicos long-term outlook including prospects for solid growth and low inflation.

   Cable Properties. UIH LA owns 49% interests in four operating systems in Mexico (collectively known as Megapo). As of December 31, 1996, Megapo owns and operates cable television systems in Mexico with approximately 350,000 homes under franchise and passing a total of 166,117 (proportionate homes of 81,397). Additionally, the systems have a total of 54,446 subscribers (proportionate subscribers of 26,679) in Acapulco, Chilpancingo, Cuatla, Cuernavaca, and Oaxaca. The total investment in the companys Mexican properties to date represents 18.4% of UIH LAs total investment in the region.

   UIH LAs strategy in Mexico is to expand the existing systems. Management intends to gradually rebuild existing plant and to construct new plant with 750 MHz, closed ring, fiber-to-feeder technology.

   Competition. Cable operators face competition from MMDS operators, and DBS, which was introduced in 1997.

Strong demand for high-capacity satellite services, frustration with monopolistic cable service and competition between platforms should contribute to DBS growth, however, DBS higher tariff relative to cable and MMDS should temper such growth. In general, total multi-channel growth should progress well albeit with new competition. Industry experts forecast that by 2006, Mexico will have an estimated 10 million subscribers for a 59% penetration of TV households, close to Argentinas current penetration. Mexicos largest MSOs are Cablevision, Megacable and MVS Multivision. UIH LA experiences little competition in the Megapo systems.

   Peru

   Cable Industry Overview. To date, the cable market in Peru has been primarily concentrated in the capital city of Lima where two major cable operators, Telecable S.A. and Cable Magico, are based. There are approximately 45,000 subscribers as of December 31, 1996, representing 1% of total households. Cable companies in this market are positioning themselves to enter the telephony market, particularly in the populous Lima area. UIH LA currently does not plan to enter the Lima market.

   Existing Properties. In February 1996, UIH LA made its first investment in Peru by acquiring a 94% interest in Cable Star, S.A. UIH LA is the leading provider of multi-channel services in Arequipa, Perus second largest city with 132,000 homes. UIH LA is also constructing a system in Tacna, Peru, a city located 50 kilometers from Arequipa with 30,000 homes. As of December 31, 1996, both cable systems served a total of 13,720 subscribers (proportionate subscribers of 12,949). The existing plant is being upgraded into a 750 MHz hybrid/coaxial cable system capable of providing a full range of telecommunications services. UIH LAs strategy is to (i) complete construction of the new plant, (ii) offer an attractive multi-channel television service and a competitive telephone service and (iii) market their services aggressively to secure subscribers and increase penetration. Investments in Peruvian properties total $4.2 million and represent approximately 2.4% of total investments to date.

   Venezuela

   Cable Industry Overview. Privatization of the Venezuelan telecommunications industry began in 1991. Since then, four cable operators have dominated the market, and competition is intense as overbuilds are legal and prevalent, particularly in the capital city of Caracas. Certain operators entered the market employing wireless systems because it allowed them quicker entry.

   Cable TV in Venezuela is largely centered in Caracas. While TV penetration is very high at 97% of total households, cable penetration rates remain low. The official number of cable television households is about 280,000 or 7% of total households as of year-end 1995. The actual number of homes receiving multi-channel television is much higher as many televisions are connected to satellite master antenna television systems, many of which remain unauthorized.

   Existing Properties. In June 1996, UIH LA entered the Venezuelan market through its 100% investment in Margarita Television Multicanal, C.A. (Margarita), a cable TV startup with 18,800 homes passed and zero subscribers as of December 31, 1996. Located in the northeastern part of the country, Margarita has licenses in the communities of Margarita, Puerto Ordaz, Maturin and Cumana with a potential of approximately 392,000 franchise homes. The Company expects to pass approximately 75.5% or 296,000 homes over a five year period. UIH LA formally launched operations in those markets in February 1997. The total investment in the Margarita properties represents approximately 4.2% of UIH LAs investment in Latin America.

UIH Asia/Pacific Communications, Inc. (UAP)
-------------------------------------------

   UAP holds interests in Australia, New Zealand and Tahiti through UIH A/P and holds directly its interests in the Philippines system, the China network and other development opportunities. UAP has agreed to exchange 2% of its common stock for the remaining 2.6% interest in UIH A/P not held by UAP.

   Compared to the United States and Europe, multi-channel television in Asia today is relatively underdeveloped. UAP believes that multi-channel television in Asia will experience rapid growth in the future, primarily as a result of (i) the prolonged economic development experienced by most Asian countries throughout the last 10 years, (ii) the continued liberalization of historical regulatory controls over the ownership and content of television services already experienced in a growing number of countries and (iii) the introduction of additional satellite-delivered programming services which first began broadcasting in 1987.

     UAP is actively engaged in the origination and development of new multi-channel television systems, satellite programming services and related telecommunications opportunities in the Asia/Pacific region. UAP has secured ownership interests in and provides management services to multi-channel television systems and related communication and programming services existing or under construction in Australia, New Zealand, Tahiti, the Philippines, and China. These systems are generally in the early stages of construction, and UAP expects these systems to substantially increase their subscribers, revenues and cash flows as construction is completed and the services are marketed. UAP is also pursuing development opportunities in several other Asia/Pacific markets.

UIH Australia/Pacific, Inc. (UIH A/P)

     Overview

     UIH A/P, a majority-owned subsidiary of UAP, is a leading provider of multi-channel television services in Australia, New Zealand and Tahiti. Through its Australian operating company Austar, UIH A/P is the largest provider of multi-channel television services in regional Australia, where it operates MMDS systems and markets a DTH service in franchise areas encompassing approximately
1.6 million television homes, or 25% of the total Australian market. In addition, UIH A/P, through its New Zealand operating company Saturn, is constructing a wireline cable and telephony system in Wellington, New Zealand, a market representing approximately 135,000 television homes. UIH A/Ps other assets include a 25% interest in XYZ, a programming company that provides four channels to the Australian multi-channel television market as part of the Galaxy Package, the most widely distributed programming package in Australia and the core component of Austar's programming offering, a 90% economic interest in Telefenua, the only provider of multi-channel television services in Tahiti, with an MMDS system in a market with 31,000 television homes, and a 100% interest in United Wireless, an Australian company providing mobile data services primarily in Sydney and Melbourne.

     UIH A/P believes that it is well-positioned to capitalize on the rapidly increasing demand for multi-channel television and telephony services in Australia, New Zealand and Tahiti. As of February 28, 1997, UIH A/P had invested over $275 million in its networks and operating infrastructure and had launched service in each of its markets. As of February 28, 1997 UIH A/Ps multi-channel television operating systems had an aggregate of approximately 1.8 million television homes serviceable and approximately 131,000 subscribers, compared to approximately 296,200 television homes serviceable and approximately 29,300 subscribers as of December 31, 1995 (with a substantial majority of such growth resulting from Austar's expansion). During this same period, programming subscribers of XYZ increased from approximately 65,000 to approximately 380,000. While UIH A/P expects that a substantial portion of its growth will come from the continued development of Austar, UIH A/P is also anticipating significant growth by its other operating companies, each of which it believes has attractive growth prospects.

     UIH A/P files annual and quarterly reports on Forms 10-K and 10-Q with the Securities and Exchange Commission. A more detailed discussion on UIH A/Ps operations is included in the UIH A/Ps Annual Report on Form 10-K for the year ended December 31, 1996.

     The following table sets forth certain unaudited operating statistics of the operating companies as of February 28, 1997:

                                     Television Homes in
 Operating System     Technology        Service Area       Homes Serviceable  Subscribers
------------------  ---------------  -------------------   -----------------  -----------
   Austar           MMDS/DTH              1,622,000             1,528,730       123,689
   Saturn           Cable/Telephony         141,000                15,975         1,903
   Telefenua        MMDS                     31,000                19,584         5,472
   XYZ              Programming                 N/A                   N/A       380,000
                                          ---------             ---------       -------
                                          1,794,000             1,564,289       511,064
                                          =========             =========       =======

     Australia (Austar)

     Austar is the largest provider of multi-channel television services in regional Australia (areas outside Australia's six largest cities). In early 1996, Austar initiated widespread deployment of its services and, as of February 28, 1997, had launched MMDS service in 38 metropolitan markets containing approximately 782,000 homes and had initiated the marketing of DTH services in non-metropolitan markets containing approximately 747,000 homes. These markets represent over 97% of Austar's 1.6 million franchise television homes, the remaining 40,000 of which will be serviceable by mid-1997.

     Austar has entered into franchise agreements with Australis Media Limited (Australis) that grant it the right to provide the Galaxy programming package within its franchise areas through 2009 (extendible at Austars option through 2019). The Galaxy programming package (the Galaxy Package) is the most widely distributed programming package in Australia and includes Showtime (movies), Encore (movies), Fox Sports, TV-1 (general entertainment), Discovery, Nickelodeon/Nick at Nite, Arena (general entertainment) and Channel [V] (music video).

     Operating and Growth Strategy.   Due to the relatively small size and low
housing densities which characterize the markets in its franchise areas, Austar is primarily utilizing MMDS and DTH wireless technologies to deliver its service. In its metropolitan markets, Austar constructs and owns the transmission facilities and installs and retains ownership of the in-home subscriber equipment. In its non-metropolitan markets, Austar is marketing a DTH service (consisting primarily of the Galaxy Package) and installs and retains ownership of the in-home subscriber equipment. Approximately 800,000 of the television homes in Austar's service area are in metropolitan markets with sufficient size and densities to justify the construction of MMDS networks. Austar owns virtually all of the licenses in the MMDS spectrum currently available in these markets for the provision of MMDS services. Because MMDS service is less expensive to install than DTH, Austar services customers in these metropolitan markets with its MMDS service whenever possible. A small number (approximately 20%) of homes in these metropolitan markets, however, are out of the line of sight of Austar's MMDS networks. Austar services these homes with its DTH service. Austar markets its programming services via DTH in its non-metropolitan franchise areas representing 747,000 television homes. These are less densely populated areas outside its metropolitan markets that are more effectively serviced by DTH technology. In addition, Austar is constructing a wireline cable network in Darwin, a market containing approximately 26,200 serviceable homes where dense vegetation makes an MMDS system impractical.

     Programming.   The Company believes that programming is an important
component in building successful multi-channel television systems. Accordingly, Austar has secured the right to distribute the Galaxy Package of programming in its service areas pursuant to franchise agreements with Australis with initial terms through 2009 (extendible at the option of Austar through 2019). Austar believes that the terms of its franchise agreements with Australis are favorable to Austar and that these terms provide Austar with a programming cost advantage over potential competitors.

     Austar is currently providing the eight-channel Galaxy Package, plus three to five additional channels of programming as its basic package. Austar also integrates all available off-air channels into its basic channel line up at no additional charge. In March 1996, Austar began offering its first premium channel, World Movies, which consists primarily of foreign movies, art films and features. As of February 28, 1997, Austar had 17,025 subscribers for its World Movies premium channel.

     Marketing; Customer Support. Austar has developed a comprehensive marketing and sales organization consisting of a 180 person direct sales force and over 200 national customer service and telemarketing personnel. Austar has established the National Customer Operations Center (NCOC), a state-of-the-art fully-integrated subscriber management system featuring a sophisticated digital wide-area network, Cable Data's Intelecable platform, an automated response unit and predictive dialer technology. The NCOC currently services all of Austar's MMDS and DTH subscribers and has the capacity to service all future customers in its existing markets. NCOC employees process installation orders, handle customer inquiries, including programming and technical questions, and implement the customer retention program, which includes telephone contact with customers following a cancellation request, as well as making unprompted contact with customers immediately following installation in an effort to ensure customer satisfaction.

     Competition. The substantial majority of Austar's metropolitan markets are either small (i.e., approximately 20,000 homes), and/or have relatively low household densities (generally 25 to 75 homes per square kilometer as compared to 100 to 130 homes per square kilometer in Australia's largest capital cities). As a result, Austar believes that its metropolitan markets generally do not have sufficient density to justify the construction of competitive wireline cable systems. While UAP believes household densities could potentially support wireline cable construction in areas representing approximately 20% of Austar's total franchise homes, the relatively small size of these markets reduces the attractiveness of constructing a competitive cable network. In addition, Austar, as a licensed subscription television provider, is authorized to build wireline cable systems in its markets and where appropriate could construct wireline cable systems. With the exception of the Foxtel cable television system currently extending into Austar's 116,000-home Gold Coast metropolitan market, Austar does not currently have any operational subscription television competitors in its franchise areas.

     Saturn (New Zealand)

     UAP owns 100% of Saturn, which recently launched service on the initial portions of its hybrid fiber co-axial cable (HFC) network that will allow it to provide multi-channel television services as well as business and residential telecommunications services in the Wellington area, encompassing 135,000 homes. Wellington is New Zealand's capital and second largest city. UAP launched service in portions of this system in September 1996 and expects construction to be completed by mid-1998. Saturn also operates an existing cable system, which passes approximately 6,000 homes, on the Kapiti Coast north of Wellington. As of February 28, 1997, Saturn's activated networks passed approximately 16,000 homes and serviced approximately 1,900 subscribers. In addition, Saturn has secured additional rights to use existing poles to attach its network cable in markets representing 200,000 homes, subject to local planning approval, and is exploring the possibility of expanding its networks and services to these markets.

     Operating and Growth Strategy. Saturn is constructing a 750 MHz HFC network designed to allow the integrated delivery of pay television, telephony, Internet access, high speed data and future interactive services. The majority of Saturn's approximately 1,600 kilometers of plant will be constructed on aerial utility poles which will allow for quicker and more cost-effective network construction than underground wireline. Because the only significant multi-channel television competitor in the Wellington market offers a UHF-delivered service that is limited to only five channels, management believes it will be able to build a significant customer base by offering an attractive basic programming line-up of over 30 channels at competitive prices, as well as pay-per-view, data and telephony services. Saturn is currently negotiating for an interconnect agreement that will allow it to provide local residential and business telephone services. By bundling both subscription television and telephony services, Saturn will be able to offer pricing discounts across both services, which management believes will provide an advantage over competitors that offer only one service. Saturn is currently in negotiations with an international provider concerning potential strategic partnership arrangements. There can be no assurances, however, that Saturn will be able to conclude successfully any such arrangements.

     Programming. Saturn is currently offering a single tier of service consisting of 21 channels and is currently negotiating with a number of programming services to expand its channel offering. In addition, Saturn negotiated pay-per-view licensing agreements with Columbia TriStar, Fox and Universal Pictures and expects to have agreements with several other studios in order to launch its pay-per-view services in the second quarter of 1997.

     Competition. There are currently three broadcast networks in New Zealand, with plans for a fourth network announced. The largest provider of subscription television services in New Zealand is Sky TV (Sky), which operates a five channel scrambled UHF subscription television service. Although Sky offers a popular sports channel on an exclusive basis, Sky does not currently offer the programming diversity or television/telephony bundling that Saturn plans to offer, services Saturn believes will drive its penetration. Sky has recently announced, however, that it intends to offer a satellite service primarily targeted to rural areas of New Zealand that currently are unable to receive Sky's UHF signal and which may enable it to provide up to an additional five channels. In addition, Telecom New Zealand (Telecom), New Zealand's largest telecommunications service provider with nearly a 100% share of local loop revenues, 75% of national and international toll revenues and 90% of cellular revenues, has announced its intention to rebuild certain of its existing networks using HFC technology, which will allow it to offer video and data services to a total of approximately 70,000 homes in various parts of New Zealand, and that further expansion of its network will depend on results of the initial roll-out. Telecom recently activated the initial portion of its network in the Wellington area, which passes approximately 2,000 homes. Telecom is also expected to be the primary competition to Saturn's planned local loop telephony service.

     XYZ (Australian Programming)

     Through its 25% interest in XYZ, UAP provides four channels (the XYZ Channels) of the eight channels which are distributed as the Galaxy Package. The XYZ Channels consist of the Discovery Channel, Nickelodeon/Nick at Nite, Channel [V] and Arena.

     XYZ is an independently managed venture which purchases, edits, packages and transmits programming for the XYZ Channels in exchange for a monthly fee per subscriber. UIH A/P and Century jointly manage Arena; UIH A/P, Century and Foxtel manage Channel [V]; and UIH A/P and Century, together with Nickelodeon Australia, Inc. (Nickelodeon), manage the Nickelodeon/Nick at Nite channel. Each of these three channels reports to a board comprised of UIH A/P, Century and Foxtel executives. The Discovery Channel is managed by Discovery Asia and distributed by XYZ.

     XYZ is focusing its marketing efforts on creating, building and supporting channel identification and brand awareness. XYZ's goal is to acquire quality programming that will engender viewer loyalty. In addition, when restrictions on multi-channel television advertising expire in mid-1997, XYZ plans to offer advertising on each of the XYZ Channels. XYZ also plans to create and distribute two additional channels in 1997.

     Telefenua (Tahiti)

     UIH A/P has an up to 90% economic interest in Telefenua which operates a 15 channel MMDS service in a service area that, as of February 28, 1997, included approximately 19,600 television homes. Telefenua is currently expanding its network by selectively adding beam benders and repeaters that will allow its signal to reach substantially all of the approximately 31,000 serviceable homes in its franchise areas. Telefenua had 5,472 subscribers as of February 28, 1997, representing a 28% penetration rate. UIH A/P is in the early stages of negotiating the sale of all or a portion of Telefenua to a local strategic investor although there can be no assurance that UIH A/P will conclude such a transaction.

     Telefenua offers a combination of French and English language services. Telefenua's current channel line-up consists of 15 channels segregated into two tiers of servicea basic service with 12 channels and an expanded tier with an additional three channels. Management is actively seeking to expand its programming offering including the planned introduction of premium movie services.

     Telefenua's only subscription television competitor is Canal Plus, which offers a single channel UHF service offering a combination of sports, movies and general entertainment programming. UIH A/P estimates that Canal Plus had approximately 3,800 subscribers, of which an estimated 1,000 are also customers of Telefenua. The monthly subscription fee for Canal Plus' service is approximately equal to the subscription fee for Telefenua's 15-channel expanded tier service. There is no existing competition in Tahiti from DTH services due to limited satellite coverage in the region and lack of available satellite delivered French language programming.

     United Wireless (Australian Mobile Data)

     UIH A/P owns a 100% economic interest in United Wireless, a provider of two-way wireless mobile data services in Australia. Wireless data networks provide for the two-way transmission of packet switched data between a customer's terminal and a host computer. The transmission of wireless data occurs over a network, similar in configuration to a cellular telephone network, which is constructed and maintained by a local network carrier, such as United Wireless.

     United Wireless is aggressively expanding its network coverage areas to encompass the metropolitan markets of Adelaide, Brisbane, Canberra, the Gold Coast, Melbourne, Perth and Sydney. UIH A/P plans on spending approximately $3.7 million for network construction and working capital needs through 1998. United Wireless' target market includes large companies with significant potential installed bases, such as utilities, security alarm firms, commercial banks, transport companies, and courier and delivery companies.

Other UAP Projects

     SCS (Philippines)

     UAP has extended a loan to SCS, which, upon certain events, is convertible into a 40% equity interest in SCS, the third largest cable television operator in the Philippines with wireline cable television systems in 16 markets that have a total of approximately 600,000 television homes. SCS is dedicating significant resources to the construction and build-out of these franchise areas. Multi-channel television in the Philippines is experiencing rapid growth due in part to the country's recent economic growth, widespread proficiency of English and the high demand for television and alternative entertainment services SCS is also exploring the provision of telephony services over its networks, many of which are HFC. At three lines per 100 persons, the Philippines telephone penetration rate is currently one of the lowest in the world. As of February 28, 1997, SCSs systems passed approximately 160,000 homes and had 53,652 subscribers, representing a penetration rate of 34%. Due to limitations on foreign ownership under existing Philippine law, UAP is currently not permitted to hold an equity common stock interest in SCS. UAP believes the law will change within the next few years to allow up to 40% foreign ownership in Philippine multi-channel television companies.

     SCS has initiated or is planning to initiate a rebuild and expansion program in each of its markets involving, where feasible, the construction of HFC networks that will allow the systems to offer telephony services. SCS is also expanding its existing networks and pursuing additional licenses and existing cable television systems in selected markets. SCS is pursuing a $20 million credit facility to fund its system construction, although there can be no assurance it will be successful in obtaining such a facility.

     HITV (Hunan Province, China)

     The Company has formed a joint venture, HITV, with Hunan Goods and Services Company (HGSC), a wholly-owned subsidiary of the Broadcast Bureau of Hunan.
HGSC has contributed to the joint venture Hunan Provinces microwave relay network. The network serves 14 cities in Hunan Province and currently transmits one provincial channel. The Company holds a 49% interest in HITV. The joint venture plans to deliver additional television programming services to cable systems in the Hunan Province in exchange for an agreed upon yearly fee per cable system subscriber. The joint venture plans to use the network for the provision of additional data and voice services as and when government regulations allow such services.

System Development Strategy

     The Company systematically reviews opportunities for development of multi-channel television systems outside the United States. Such opportunities typically are initiated by the Company or are introduced to the Company by persons who believe that the Company's expertise would be helpful in developing such systems. When considering whether to develop a multi-channel television system, the Company initially assesses, among other factors, the (i) potential for multi-channel television services and the availability of competitive services, (ii) strength of local strategic partners, (iii) disposable income of households in the relevant service area, (iv) availability and quality of programming services, (v) cost of providing the service, including the cost of constructing a new system or acquiring and rebuilding an existing system, (vi) availability of sufficient financing in the appropriate currency, (vii) potential for development of related communications services such as telephony and (viii) the environment for foreign investment in the country where the operation will be located, including governmental stability, economic prospects, tax and regulatory considerations, the ability to repatriate earnings and related factors. If the Company determines that a cable or other system of television programming distribution would be viable, it then initiates negotiations with local strategic partners to establish the terms of their participation in the operating company that will own the system. In selecting strategic partners suitable for a specific project, the Company considers, where appropriate, the potential partner's local business expertise and relationships, access to desirable infrastructure and financial resources. Such strategic partners may also contract to provide services to the local company, such as assisting in the construction or management aspects of the system's business.

     Multi-channel television system development typically consists of three phases: franchise or license acquisition, system construction and system operations. The Company's management subsidiaries or affiliates contract with the operating companies to provide management services during all three phases. As required, the management companies typically provide system design and engineering, financial feasibility analysis, construction supervision, purchasing, marketing, programming and information systems services.

     At present, the Company is involved in operations which span all of the three phases described above. For example, in UPCs more developed operations in Europe such as Vienna and Belgium, UPC is focused on adding additional video, data and telephony services to its existing base of cable television service. In other projects the Company has already obtained licenses to operate, and therefore, resources are being utilized to continue to construct cable television and/or telephony systems. Examples of these types of operations would be New Zealand and France. Finally, the Company is selectively pursuing licensing opportunities in areas which currently have no services, such as in Brazil. As of February 28, 1997, the majority of the Company's systems are in projects which are already in operation, and therefore the majority of the Company's resources are being utilized to operate existing systems as opposed to the construction and/or licensing phases.

     Licenses typically impose various standards for operation of the system (for example, technical performance standards, channel capacity and programming that must be carried), specify construction standards (whether aerial or underground, and minimum safety requirements), and establish a schedule for construction that includes a specified time in which to begin construction of the system and various construction benchmarks that the Company must meet during construction of the system. Licenses usually specify the extent of local control and ownership over multi-channel television systems and specify constraints on programming and pricing to a greater extent than is typical in the United States. Depending on local practice and regulation, the license may not grant exclusive distribution rights.

     Prior to and during the construction of the system, the Company arranges for suitable programming services and establishes a marketing program directed toward potential subscribers. During the operation phase, the Company's management entities continue to offer training and support as needed. Operating companies are initially staffed with a combination of U.S. citizens with experience in various aspects of the cable television business and local citizens. Through training, the Company seeks to phase down direct management participation by U.S. citizens as local residents gain experience in construction, maintenance and operation of the system.

Programming

     Multi-channel television systems offer various types of programming, usually marketed as basic service, tier services (expanded basic service), premium services, pay-per-view programs and packages including several of the services at combined rates. Basic service usually consists of signals of broadcast channels and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, information and live or taped programs of a public service or entertainment nature.

     Multi-channel television systems also may offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The operator buys the premium services from suppliers at a cost usually based on the number of subscribers receiving the services from the cable operator or develops and furnishes programming itself. Premium service programming is significantly more expensive than the basic service programming and consequently is priced separately when sold to subscribers.

     New multi-channel television services have been developed and introduced over time since the inception of the cable television industry. One relatively new service currently being marketed by some cable television operators in the United States is pay-per-view, a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

     Programming is typically licensed from various companies that produce original programming or have the distribution rights to existing programming. Programming is generally transmitted to a system's headend facility via satellite although it may also be supplied by pre-recorded tape.

     The Company's primary programming objective is to procure appropriate programming that will enhance the value of the multi-channel television systems in which the Company has an ownership interest. Based on industry experience in the United States, the Company believes that development of attractive programming available only on a multi-channel television service will stimulate subscription rates and revenues for its multi-channel television systems.

     Programming license agreements typically have terms of three to five years. Currently, a majority of the basic service programming is supplied to the operating companies at no cost. The remainder is licensed under a variety of fee arrangements, ranging from an annual flat fee to a variable fee based upon the number of subscribers in an operating company's system that receive the programming service. Most suppliers that in the past have not charged for the use of their basic service programming have indicated that they will seek some type of fee arrangement upon renegotiation of the licenses. Unlike the United States where multi-channel television operators purchase premium services from programmers and then set the rate charged to its subscribers for such services, in the European markets premium service suppliers set the subscription rate charged and pay the multi-channel television operator a commission, typically 40%, for carrying the premium service. Accordingly, multi-channel television system's profit margins on such premium services are generally smaller than in the United States.

Sources of Revenue

     Multi-channel television system revenues are derived primarily from subscriber fees and installation charges and, to a lesser extent, from advertising sales.

     Subscriber Fees

     A subscriber to a multi-channel television system generally pays an initial connection charge and a fixed monthly fee for basic service. The amount of the monthly basic service fee varies from one area to another and is a function, in part, of the number of channels and services included in the basic service package and the cost of such services to the multi-channel system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming, such as pay-per-view services, is charged to subscribers. In some cases, operators will develop specific programming packages. Generally this means that a system will offer several programming packages that include basic service and one or more premium services for a monthly fee that is greater than the fee charged for basic service, but less than the fee that would be charged for basic service and the premium services if purchased separately. The number and selection of premium services offered by a system as part of a programming package will vary.

     Installation Charges

     Monthly service fees for basic, tier and premium services generally constitute the major source of revenue for systems. However, unlike the experience in the United States, installation charges are a significant source of operating cash flow for the systems in which the Company has invested and are particularly important during the construction phase of development. Reconnect charges for subscribers who previously disconnected are also included in a system's revenues, but generally are not a major component of revenues.

     Advertising Sales

     U.S. multi-channel television system operators have been able to generate additional revenue through the sale of commercial spots and channel space to advertisers. As with other forms of advertising, the operator receives a fee from the advertisers which is based on the volume of advertising and the time of the day at which it is broadcast. However, most of the countries in which the Company's existing operating systems are located currently limit or prohibit system operators from offering advertising services.

Competition

     Multi-channel television systems compete with broadcast television, which consists of television signals that the viewer is able to receive directly on his set using his own antenna (off-air). The extent of such competition is dependent in part upon the quality and quantity of the signals available by such off-air reception as compared to the services provided by the available multi-channel television systems. Accordingly, it has generally been less difficult to obtain higher penetration rates in areas where there is off-air signal interference, where such signals are weak, or where signals available off-air are limited, than in areas where high quality off-air signals are available without the aid of multi-channel television systems. Thus, the construction of more powerful transmission facilities near a system or the increase in the number of television signals in such areas could have an adverse effect on revenues.

     Multi-channel television systems also compete to varying degrees with other communications and entertainment media, including motion pictures and home video cassette recorders, and depend upon the continued popularity of television itself.

     Some types of multi-channel television systems described above may compete in a particular market with the type of multi-channel television system in which the Company has an ownership interest. However, in deciding to acquire or develop a system, the Company considers the competitive forms of multi-channel technology available and endeavors to select the type or types most appropriate for that particular market. Where possible, the Company tries to obtain exclusive rights to provide multi-channel television services using any form of technology or to reach agreements with operators of competing types of multi-channel television systems to complement each other's available programming.

Other

     As of February 28, 1993, all of the Company's outstanding common shares were held by United International Holdings, a Colorado general partnership (the Partnership). The Company completed an initial public offering of 8,050,000 shares of Class A Common Stock at $9.50 per share in July 1993. Immediately prior to the Company's initial public offering, the Partnership distributed to its partners all shares of the Company's Class B Common Stock. An agreement with Apollo Cable Partners, L.P. (Apollo) for the investment of $30.0 million in the Company in exchange for 4,261,364 shares of Class B Common Stock (Apollo Transaction) was completed immediately prior to the closing of the initial public offering on July 29, 1993.

     The Company received an order from the SEC declaring that it is primarily engaged in a business other than that of an investment company and, therefore, is not an investment company within the meaning of the Investment Company Act of 1940. In light of such order, the Company has determined that its business holdings should continue to be concentrated in operating companies that it controls or over which it exerts significant influence.

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has had no effect upon the capital expenditures, earnings or competitive position of the Company.

     As of February 28, 1997, the Company had 159 employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

(d) Financial Information about Foreign and Domestic Operations and Export Sales
--------------------------------------------------------------------------------

     The Company holds interests in foreign operating entities. As is typical during the development, construction and early operation stages of multi-channel television systems, the operating companies in which the Company holds ownership interests generally have not paid dividends or other distributions to the Company. Since its inception, the Company's primary source of operating revenue has been the management fees it received from operating companies. The Company currently earns management fees from individual operating companies. For more information on the Company's affiliates, and a breakdown of management fees earned see General Development of Business--Summary Operating Data and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 2.   Properties
--------------------

     The Company leases its executive offices in Denver, Colorado, as well as its regional operating offices. The Company's facilities and the facilities of its subsidiaries, are in the opinion of management, suitable and adequate.

Item 3.   Legal Proceedings
---------------------------

     Other than as described below, the Company is not a party to any material legal proceedings, nor is it currently aware of any other threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

     The territorial government of Tahiti has legally challenged the French government Decree pursuant to which subscription television licenses are granted and authority of the Conseil, Superieur de Audiovisuel (CSA) to award Telefenua the authorizations to operate an MMDS system in French Polynesia. The French Polynesian's challenge to France's authority to award Telefenua an MMDS license in Tahiti was upheld by the Conseil d'Etat, the supreme administrative court of France. The territorial government of Tahiti has brought an action in French court seeking cancellation of the MMDS licenses awarded by the CSA to Telefenua, although no such cancellation has yet taken place. A law recently enacted by the French Parliament may give Telefenua a statutory basis for seeking a new authorization from the communications agency, should the existing authorization be nullified. The Company believes that if the existing authorization is nullified and Telefenua is unable to obtain a new authorization, Telefenua may petition for restitution for the taking of such authorization. There can be no assurance, however, that if the existing authorization is nullified a new authorization will be obtained. If Telefenua does not obtain a new authorization, however, there is no assurance that Telefenua will receive any restitution. In addition, any available restitution could be limited and could take years to obtain.

     Carl M. Johnson, an individual who claimed to have worked with UIH in connection with the acquisition by Austar of certain of its licenses, has claimed that UIH owes him a 12.5% equity interest in unspecified subsidiaries of UIH. This complaint, which was filed on April 24, 1996 and served on UIH in October 1996, is pending in a civil court in Melbourne, Australia, and seeks an unspecified amount of damages. UIH intends to vigorously defend these claims.

     On November 6, 1996, Austar filed a complaint in the Supreme Court of New South Wales, Commercial Division, seeking injunctive relief to prevent (i) Australis from transferring its satellite delivery systems and associated infrastructure to its joint venture with Optus Vision and (ii) Optus Vision from using such infrastructure to deliver DTH services in Austar's franchise area. Austar believes that the use of the infrastructure by any entity other than Austar for the provision of DTH services within Austar's franchise areas violates the terms of Austar's franchise agreement with Australis which granted Austar an exclusive license and franchise to use the infrastructure within its franchise areas. Austar is seeking injunctive relief or, in the alternative, damages associated with this violation of its franchise agreements. On December 6, 1996, Australis filed counterclaims against Austar and the Company alleging generally that Austar and the Company breached implied terms of the Australis Arrangement by seeking such injunctive relief. In addition, Optus Vision claims that the exclusive nature of Austar's franchise agreements violates Australia's Trade Practices Act. On May 9, 1997, pursuant to the courts permission, Austar amended its complaint to include claims that the agreement between Australis and Optus Vision violates Australias Trade Practices Act and that Austar is entitled to damages arising from interference with its contractual relations with Australis under the Franchise Agreements. Austars complaint was also amended to add as defendants two affiliates of Optus Vision: Publishing and Broadcasting Limited and its subsidiary, Pay TV Optus. The Company intends to vigorously defend its position.

     The Company was reviewing an opportunity to acquire an equity interest in the multi-channel television system being constructed in Hong Kong but stopped pursuing the opportunity as it was unable to reach satisfactory terms with the Wharf group of companies (Wharf) under which Wharf would agree to honor its previous grant to the Company of the opportunity to acquire an equity interest in the Hong Kong multi-channel system. The Company devoted substantial time and effort on behalf of Wharf Cable Limited (Wharf Cable), the license holder, and its affiliates. On November 10, 1994, the Company and UIH Asia, as plaintiffs, commenced a lawsuit in the U.S. District Court for the District of Colorado against The Wharf (Holdings) Limited and two of its subsidiaries, Wharf Communication Investments Limited and Wharf Cable, the license holders of the Hong Kong system franchise, and its deputy chairman, Stephen Ng. On April 27, 1997, following a nine week trial, the jury returned a verdict in favor of the Company and against each of the defendants (other than Wharf Cable) in the amount of $67.0 million. Additionally, the jury awarded exemplary damages against Wharf Holdings in the amount of $58.5 million. On May 21, 1997, judgment, including an additional $28 million of prejudgment interest, was entered on these verdicts; however, there can be no assurance that damages will be collected.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     On August 29, 1996, the annual meeting of the stockholders of the Company was held for the purpose of (i) the election of three Directors in Class III to serve until the 1999 annual meeting of stockholders and (ii) the ratification of the appointment of Arthur Andersen LLP to serve as independent auditors for the Company for the fiscal year ending February 28, 1997.

     The number of votes cast were as follows for the election of Mr. Gene W. Schneider as a Class III Director:


  For...............................................................  19,355,570
  Against...........................................................      79,565
  Withheld..........................................................     433,152
  Abstentions.......................................................          --
  Broker non votes..................................................          --

     The number of votes cast were as follows for the election of Mr. Joseph E. Giovanini as a Class III Director:

  For...............................................................  19,433,635
  Against...........................................................       1,500
  Withheld..........................................................     355,087
  Abstentions.......................................................          --
  Broker non votes..................................................          --

     The number of votes cast were as follows for the election of Mr. Curtis W. Rochelle as a Class III Director:

  For...............................................................  19,432,285
  Against...........................................................       2,850
  Withheld..........................................................     356,437
  Abstentions.......................................................          --
  Broker non votes..................................................          --

     The terms of Messrs. Albert M. Carollo, Sr., Lawrence J. DeGeorge, William
J. Elsner, Edward G. Jepsen, Antony Ressler, Mark L. Schneider and Bruce Spector as Directors of the Company continued after the meeting.

     The number of votes cast were as follows for the ratification of the appointment of Arthur Andersen LLP as the Company's independent auditors:


  For.....................................................   19,144,864
  Against.................................................       21,080
  Withheld................................................           --
  Abstentions.............................................      381,168
  Broker non votes........................................           --

                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------------------------------------------------------------------------------

   The Company's Class A Common Stock is currently reported on the Nasdaq National Market under the symbol UIHIA. The following table sets forth the range of high and low sale prices reported on the Nasdaq National Market for the periods indicated:


                                                            High     Low
                                                           -------  -------
Fiscal 1996:
  First Quarter........................................    17 1/2    13 3/4
  Second Quarter.......................................    20 3/4    14 1/2
  Third Quarter........................................    19        12 3/4
  Fourth Quarter.......................................    17 1/8    13

Fiscal 1997:
  First Quarter........................................    16 3/4    13 1/2
  Second Quarter.......................................    16        10 1/2
  Third Quarter........................................    13 63/64  12
  Fourth Quarter.......................................    14 1/8    10 1/8

     As of May 23, 1997, there were approximately 139 holders of record of Class A Common Stock and 39 holders of record of Class B Common Stock.

     The Company has never paid cash dividends on its common stock and is currently restricted from paying cash dividends by the terms of the indentures in connection with the Company's 14% Senior Secured Notes due 1999.

     As of February 28, 1997, the Company did not have sufficient net tangible assets to satisfy that item of the current Nasdaq National Market listing maintenance criteria for the continued listing of its Class A Common Stock. Nasdaq has recently proposed new listing criteria that provide for various alternatives to be satisfied, one of which is having a market capitalization of $50 million or more. These proposed listing criteria are currently being reviewed for approval by the Securities and Exchange Commission. The Company would qualify under the new proposed listing criteria. The Company has begun discussions with Nasdaq regarding a waiver of the current listing maintenance criteria, and expects a decision on such a waiver request within approximately 30 days. There can be no assurance as to the timing or the outcome of such a request.

Item 6.  Selected Financial Data
--------------------------------

     The following selected annual consolidated financial data have been derived from the Company's audited consolidated financial statements. The data set forth below are qualified by reference to and should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company included elsewhere in this report and also with Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                           Year Ended     Year Ended                  Years Ended
                                          February 28,   February 29,                 February 28,
                                          -------------  -------------  ----------------------------------------
                                             1997           1996           1995          1994          1993
                                          -------------  -------------  ------------  ------------  ------------
Statement of Operations Data:                       (in thousands, except share and per share data)
    Service and other revenue...........   $    30,244    $     2,363   $       701   $        --   $        --
    Management fee income from related
     parties............................         1,311            507           912           746         1,246
    System operating expense............       (34,116)        (4,224)       (1,651)           --            --
    System selling, general and
     administrative expense.............       (29,068)        (3,524)       (2,103)           --            --
    Corporate general and
     administrative expense.............       (17,087)       (18,959)      (16,196)      (10,126)       (6,181)
    Depreciation and amortization.......       (38,961)        (2,331)       (1,701)         (182)         (102)
                                           -----------    -----------   -----------   -----------   -----------
    Net operating loss..................       (87,677)       (26,168)      (20,038)       (9,562)       (5,037)
    Equity in losses of affiliated
     companies, net.....................       (47,575)       (48,635)       (6,106)       (2,551)       (2,709)
    Gain on sale of investments in
     affiliated companies...............        65,249         16,013            --           356            --
    Interest expense to the
     Partnership(1).....................            --             --            --            --        (1,649)
    Interest (expense) income, net......       (66,330)       (27,628)       (2,787)        1,034          (410)
    Provision for losses on investment
     related costs......................        (5,859)        (6,055)       (2,865)       (2,754)         (135)
    Other...............................         3,367          1,162         1,182          (407)           21
                                           -----------    -----------   -----------   -----------   -----------
    Net loss............................   $  (138,825)   $   (91,311)  $   (30,614)  $   (13,884)  $    (9,919)
                                           ===========    ===========   ===========   ===========   ===========

    Net loss per common share...........        $(3.56)        $(2.68)       $(1.10)           --            --
    Weighted-average number of common
     shares outstanding.................    39,035,776     34,017,660    27,802,250            --            --
    Unaudited pro forma net loss per
     common share(2)....................            --             --            --        $(0.68)       $(0.70)
    Unaudited pro forma
     weighted-average number
     of common shares outstanding(2)....            --             --            --    20,344,726    14,105,392

                                             As of          As of                        As of
                                          February 28,   February 29,                February 28,
                                          ------------   ------------   ---------------------------------------
                                              1997           1996          1995          1994          1993
                                          ------------    -----------   -----------   -----------   -----------
Balance Sheet Data:                                                  (in thousands)
    Cash and cash equivalents
     (including restricted
     cash and short-term investments)...   $   140,743    $   161,983   $   215,955   $    68,660   $       160
    Investments in and advances to
     affiliated companies, including
     marketable equity securities.......       256,252        275,478        94,037        24,427        12,995
    Property, plant and equipment, net..       219,342         31,102        13,741         2,989           419
    Goodwill, net.......................       122,249         45,629            --            --            --
    Total assets........................       819,936        580,206       370,290       107,312        19,492
    Amount due to the Partnership,
     including accrued interest(1)......            --             --            --            --        21,115
    Notes payable to related parties....            --             --            --         1,836         5,027
    Senior secured notes and other debt.       687,926        371,227       202,416         4,504         4,293
    Total liabilities...................       773,240        384,482       212,946        12,145        35,076
    Stockholders' equity (deficit)......        15,096        151,976       138,870        93,836       (16,059)

(1) The Company was formed as a wholly owned subsidiary of United International Holdings (the Partnership). The Company's operations prior to the Apollo Transaction and the Company's initial public offering were funded primarily by the Partnership.
(2) As the Company's capital structure prior to fiscal year 1993 was not indicative of the Company's on-going capital structure, unaudited pro forma net loss per common share has been presented for the years ended February 28, 1993 and 1994 and historical per share data was not presented. The unaudited pro forma information was prepared using a weighted average number of common shares outstanding for the years ended February 28, 1993 and 1994, plus shares issued subsequent to February 28, 1993 in connection with the Apollo Transaction and the cancellation of amounts due to the Partnership, as if they were issued on March 1, 1992.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
----------------------

   The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Companys actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the Companys Report on Form 8-K dated September 24, 1996.

   The following discussion and analysis of financial condition and results of operations cover the years ended February 28, 1997 (Fiscal 1997), February 29, 1996 (Fiscal 1996) and February 28, 1995 (Fiscal 1995).

Application of Accounting Principles

   The Company's investments in Cablevision, STX and subsequent to August 31, 1996, VTRH, UPC, HITV, SCS, Net Sao Paulo, Jundiai, TVSB, Megapo, XYZ, Monor Communications, Spain Programming and Teleport St. Petersburg are accounted for using the equity method. The Company consolidates its interest in Telefenua, which was acquired in January 1995. In September 1995, the Company acquired a 100% interest in United Wireless at which time it began consolidating its results of operations. In late December 1995, the Company increased its economic interest in Austar from 50% to 90% (the Austar Transaction). Prior to the Austar Transaction, the Company accounted for its investment in Austar on the equity method of accounting. As a result of the Austar Transaction, the Company consolidated Austar for Fiscal 1997. The Company acquired a 94% interest in Cable Star in February 1996 and began consolidating it in the first quarter of Fiscal 1997. The Company acquired the remaining 50% interest in Saturn in July 1996 and began consolidating its operations in the second quarter of Fiscal 1997. In October 1996, the Company acquired 100% of two cable systems and 80% of one system, serving the cities of Bahia Blanca and Punta Alta, for approximately $52.5 million. The Company paid $26.4 million in cash at the date of acquisition, with the remaining $26.1 million to be paid over eighteen months. The Company reflects its share of the income or loss of affiliated companies or consolidates the affiliated companies based on the affiliated companies calendar year results. This creates a two-month delay in reporting the affiliated company results in the Company's consolidated results for its fiscal year-end. Based on reported historical results and the activities of the affiliated companies, the Company believes this two-month delay has not had and will not have a significant impact on reported financial condition or operating results of the Company.

   The cost method of accounting is used for other holdings in which the Company's voting interest is less than 20% and where the Company does not exert significant influence except for its holdings of marketable equity securities. For holdings of marketable equity securities in which the Company's voting interest is less than 20% and where the Company does not exert significant influence, the holdings are carried at fair market value in accordance with the provisions of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Currently, the Company accounts for its 2.6% interest in International Broadcasting Corporation, Limited (IBC), a publicly-traded Thai corporation, at fair market value as an available for sale security.

   In February 1997, the Company and Philips entered into a letter of intent whereby the Company and/or UPC would acquire from Philips their 50% equity interest in UPC along with 3.17 million of the Companys Class A Common Shares currently held by Philips. The purchase price for the acquisition of these two assets is $275 million. In addition, UPC as part of the transaction would agree to redeem certain debt securities owed to Philips in the approximate amount of $155 million, and issue to Philips a stock appreciation right. The parties are currently working on definitive documentation for the transaction, failing which the ownership of UPC will remain as currently structured. Closing for the transaction, assuming the successful execution of definitive documentation, is expected to occur by late summer 1997.

Impact of the UPC Transaction

   UPC manages all of the systems contributed to it by Philips and the Company effective July 1, 1995. As a result, after closing of the UPC Transaction, the management fee income from the properties contributed by the Company is no longer recognized directly by the Company. However, such management fee income is currently recognized directly by UPC, and as such, it impacts the Company's net income or loss through the Company's recognition of its 50% equity interest in the net income or loss of UPC.

   Upon formation of UPC, the Company contributed to UPC its equity interest in UII, UCI, Santander de Cable, UII Management and Kabel Net, its equity interest in certain programming assets and acquisition and development costs. The

Company also contributed $78.2 million of cash to UPC. In addition, the Company issued directly to Philips 3,169,151 shares (with a market value at issuance of approximately $50 million) of its Class A Common Stock, as additional consideration for the UPC Transaction.

Liquidity and Capital Resources

   The Company's expenditures to date have been made in developing multi-channel television, programming and telephony operations in foreign countries. In each case, positive cash flow from operations and profitable operating results of foreign affiliated companies depend on successful execution of their respective business plans.

   Except for the Company's working capital requirements, the Company's future cash needs will depend on management's acquisition and development decisions. The Company does not expect any operating company to pay dividends in the foreseeable future and accordingly does not expect any distributions to be made by any affiliates, many of which are restricted due to existing loan agreements.

   Since its inception in 1989, the Company has financed its operations primarily through the sale of debt and equity securities. Since 1989, the Company has raised total cash gross proceeds of approximately $287.3 million from the sale of its common equity in a series of private transactions and public offerings. The following table summarizes the total gross cash proceeds raised by the Company from sales of its common equity:

                                             Gross Proceeds
                                             ---------------
                                              (in millions)
     Management and original investors..          $ 28.5
     Private equity offerings (April                30.0
      and July 1993)....................
     Initial public offering (July 1993)            76.5
     Public equity offering (August                 86.3
      1994).............................
     Public equity offering (November               66.0
      1995).............................          ------
            Total.......................          $287.3
                                                  ======

   In addition, in connection with the UPC Transaction, the Company issued to Philips 3,169,151 shares of its Class A Common Stock, with a market value at issuance of approximately $50 million. In December 1995, in connection with the Companys acquisition of an additional 40% economic interest in Austar (the Austar Transaction), the Company issued 170,513 shares of its Convertible Preferred Stock, Series A having a liquidation value at issuance of approximately $29.8 million as partial consideration for the interests it acquired in Austar. Each share of Convertible Preferred Stock is convertible into the number of shares of the Companys Class A Common Stock equal to the liquidation value at the time of conversion divided by $17.50.

   In November 1994, the Company raised total gross proceeds of approximately $200.9 million from the public offering of $394 million aggregate principal amount of the 14% Senior Secured Discount Notes due 1999 (the 1994 Notes). The 1994 Notes were sold in units consisting of one $1,000 principal amount 14% Senior Secured Discount Note due 1999 and one warrant to acquire 4,535 shares of the Companys Class A Common Stock at a price of $15.00 per share, which warrants are exercisable at any time before November 15, 1999. A total of 394,000 warrants (the Warrants) were issued. Holders of the Warrants had the right, at any time between January 31, 1996 and March 1, 1996, to require the Company to repurchase all or any part of such holders Warrants at a purchase price per Warrant of $28.34 ($6.25 per underlying common share). Holders put 76,070 Warrants to purchase 344,932 shares of common stock back to the Company for a total cost of $2.2 million, which was paid in March 1996. Accordingly, the residual cash warrant obligation totaling approximately $9 million was credited to additional paid-in capital, effective March 1, 1996.

   In November 1995, the Company raised total gross proceeds of approximately $75.9 million from the public offering of $130 million aggregate principal amount of 14% Senior Secured Discount Notes due 1999 (the 1995 Notes). In February 1996, the Company raised total gross proceeds of approximately $49.1 million from the offering of $75.4 million aggregate principal amount of the 14% Senior Secured Discount Notes due 1999 (the 1996 Notes). In November 1995, the Company paid approximately $7.9 million to holders of the 1994 Notes for their consent to amend the Indenture governing the 1994 Notes to allow for the issuance of the 1995 Notes and 1996 Notes.

   In January 1996, the Company sold its 25% interest in TV-Cabo Rio, a company that holds cable television licenses for portions of Rio de Janeiro, Brazil, to an existing shareholder of TV-Cabo Rio for approximately $13.5 million. The Company had a net investment of approximately $1.6 million in connection with its interest in TV-Cabo Rio. The Company intends to use the proceeds from the sale of the interest to fund additional development opportunities in Brazil. In August 1996, the Company sold its 34% interest in Net Sao Paulo for $78.1 million, resulting in a gain of $65.3 million.

   In May 1996, UIH A/P, a majority-owned subsidiary of the Company, raised total gross proceeds of approximately $225.1 million from the private offering of $443 million aggregate principal amount of its 14% Senior Discount Notes due 2006 (the UIH A/P Notes). The net proceeds of $216.3 million were used to fund system construction and initial marketing costs and working capital requirements of Austar, Telefenua, Saturn, XYZ and United Wireless.

   In April 1997, Austar received an underwriting commitment from a bank for a Senior Syndicated Term Debt Facility in the amount of Australian $(A$)200 million (US$155 million) (the Bank Facility). The proceeds of the Bank Facility will be used to fund Austars construction and subscriber acquisition and working capital needs. The Bank Facility consists of three sub-facilities: (i) A$50 million revolving working capital facility available at closing (June 1997);
(ii) A$90 million term loan facility, which will be available on the basis of Austar having achieved minimum subscriber and operating cash flow levels; and
(iii) A$60 million cash advance facility available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The maximum amount of equity required would be A$30 million, approximately A$7.5 million of which has already been contributed during 1997 and the remainder of which will be contributed either by a third party equity provider or the Company. The cash advance and term loan facilities will be fully repayable pursuant to an amortization schedule beginning December 31, 2001 and ending June 30, 2004. The bank has also provided Austar with an interim financing facility of A$50 million which will be refinanced from the proceeds of the Bank Facility.

   In April 1997, UIH LA entered into a credit agreement with a bank for a loan of up to $125 million (the UIH LA Credit Facility) for a term of 9 months, extendible up to a maximum of 18 months at an interest rate of LIBOR plus 6%. Proceeds from the loan will be used to fund acquisitions and provide for capital expenditures for existing properties. The loan is extendible up to 18 months with (i) an increase in the interest rate of 50 basis points for each three months it is extended beyond the initial 9 month term, (ii) cash fees of 1% to 3% each three months if it is extended beyond 9 months and (iii) warrants to purchase common stock equal to 0.5% of UIH LAs outstanding common stock if it is extended beyond 9 months, another 2% of UIH LAs outstanding common stock and 2.75% of UIHs outstanding common stock if it is extended beyond 12 months and another 3% of UIHs outstanding common stock if it is extended beyond 15 months. In lieu of the extension fees and warrants, UIH may, at its option, inject an additional $50 million of equity into UIH LA to be used to repay the outstanding loan. The warrants to purchase UIH common stock have an exercise price equal to the lower of the fair market value at the closing date or at the grant date.

   During Fiscal 1997, the Company incurred a net loss of $138.8 million of which $47.6 million was from non-cash equity in losses of affiliated companies and $38.9 million was for depreciation and amortization. The Company also recorded accretion of non-cash interest expense totaling $73.7 million. The Company recognized a gain on sale of investments in affiliated companies of $65.2 million and received proceeds from the sale of $43.1 million due to the sale of its Net Sao Paulo system. The Company purchased $204.4 million of property, plant and equipment, the majority of which was from the Company's majority owned subsidiary in Australia as that system continues to construct its MMDS and DBS system. Construction payables increased $38.3 million, primarily due to construction activity at Austar. The Company's notes receivable increased by $26.4 million due primarily to the purchase of the Company's interest in Bahia Blanca. Notes receivable decreased by $45.3 million due primarily to the receipt of cash related to the sale of Net Sao Paulo. The Company invested $65.9 million of cash in its affiliated companies and other investments. The Company purchased short-term investments of $359.5 million and sold short-term investments of $324.9 million as part of its cash management activities. The Company received net proceeds from the sale of the UIH A/P Notes in the amount of $225.1 million.

   As of February 28, 1997, the Company did not have sufficient net tangible assets to satisfy that item of the current Nasdaq National Market listing maintenance criteria for the continued listing of its Class A Common Stock. Nasdaq has recently proposed new listing criteria that provide for various alternatives to be satisfied, one of which is having a market capitalization of $50 million or more. These proposed listing criteria are currently being reviewed for approval by the Securities and Exchange Commission. The Company would qualify under the new proposed listing criteria. The Company has begun discussions with Nasdaq regarding a waiver of the current listing maintenance criteria, and expects a decision on such a waiver request within approximately 30 days. There can be no assurance as to the timing or the outcome of such a request.

   During Fiscal 1995, the Company recognized losses of $30.6 million of which $6.4 million was from non-cash equity in losses of affiliated companies. The Company also recorded non-cash accretion of interest on the 1994 Notes totaling $8 million. The Companys other assets increased by $8.1 million and the Companys accounts payable and accrued liabilities increased by $5.7 million. The increase in these accounts is due to the consolidation of the Companys Czech Republic system which did not initiate MMDS services until October 1994. The Company purchased $11.2 million of property, plant and equipment, the majority of which was for the Czech Republic system, as it was still in the process of building its MMDS system. The Company incurred $10.5 million of acquisition, transaction and development costs in part due to the work done in connection with pursuing the formation of UPC and the increase by the Company in its development activities in the Latin America and the Asia/Pacific regions. The Companys notes receivable increased by $12.6 million, the majority of which related to a $12.0 million advance to Megapo upon the signing of a definitive agreement to acquire a 49% interest in four subsidiaries and a 39.2% interest in a fifth subsidiary of Megapo. The note receivable was contributed to Megapos equity upon closing of the acquisition in June 1995. The Companys investments in and advances to affiliated companies increased by $84.2 million. This increase is due to additional investments throughout the year in the Companys affiliates and due to the acquisitions of affiliates in Hungary (Monor Communications), Latin America (TVSB) and Asia/Pacific (Austar, XYZ, Telefenua and Saturn). The Companys restricted cash increased by $82.5 million, the majority of which was due to $75.0 million of restricted cash to be paid to UPC upon its formation. The Company purchased $196.7 million of short-term investments and sold $119.2 million of short-term investments as part of its cash management activities.
The Company received cash contributions of $7.6 million from its minority interest partners in the Companys Czech Republic system and repaid $1.8 million of related party notes.

   As of February 28, 1997, the Company had executed guarantees of certain facilities totaling approximately $12 million. The Company has estimated future fundings and capital commitments by region, as described in the following paragraphs. Each such description contains the Companys current plans with respect to financing such commitments. While the Company currently anticipates funding the projects summarized below, there can be no assurance that the Companys actual expenditures will equal the currently anticipated amounts.

   The following table summarizes the Companys remaining projected funding requirements for its European projects. The Company plans on funding its remaining commitments in Europe through existing cash.

                                                                Projected Funding
                                                  ----------------------------------------------
                                                   Total         Portion           Remaining
                                                  Expected    Funded as of           as of
Location                      Type of Project     Fundings  February 28, 1997  February 28, 1997
--------                      ---------------     --------  -----------------  -----------------
                                                              (in thousands)
   UPC                     Cable systems          $171,059        $171,059           $   --
   Monor Communications    Telephony/programming    26,580          26,580               --
   Spain Programming       Programming              12,530          10,993            1,537
   Irish Programming       Programming               9,973           3,493            6,480
                                                  --------        --------           ------
                                                  $220,142        $212,125           $8,017
                                                  ========        ========           ======

   The following table summarizes UIH LAs remaining projected funding requirements for its projects:

                                                                           Projected Funding
                                                         ------------------------------------------------------
                                                           Total           Portion               Remaining
                                                         Expected        Funded as of              as of
Location                            Type of Project      Fundings      February 28, 1997      February 28, 1997
--------                            ---------------      --------      -----------------      -----------------
                                                                         (in thousands)
   Chile                            Cable system         $ 85,754         $ 77,754               $  8,000
   Bahia Blanca, Argentina          Cable system           59,636           38,953                 20,683
   Mexico                           Cable systems          32,033           32,033                     --
   Fortaleza, Brazil                MMDS system             8,087            6,087                  2,000
   Jundiai, Brazil                  Cable system            5,098            4,676                    422
   Arequipa, Peru                   Cable system           12,379            3,169                  9,210
   Tacna, Peru                      Cable system              850              550                    300
   Venezuela                        Cable system           13,997            8,412                  5,585
   United Family Communications     Programming            21,300            1,300                 20,000
                                                         --------         --------               --------
                                                         $239,134         $172,934               $ 66,200
                                                         ========         ========               ========

  In April 1997, UIH LA entered into a credit agreement with a major financial institution which provides for borrowings of up to $125 million, with $62.5 million available as of April 1997 and an additional $62.5 being raised. Assuming the full $125 million is raised, UIH LA will fund the majority of its remaining commitments with proceeds from this facility. In addition, UIH LA is considering the sale of certain non-core assets as a source of funding. Based upon these assumptions, the Company will have no further fundings to UIH LA.

  The following table summarizes UAPs remaining projected funding requirements for its projects:

                                                                                Projected Funding
                                                              ------------------------------------------------------
                                                                Total           Portion               Remaining
                                                              Expected        Funded as of              as of
Location                            Type of Project           Fundings      February 28, 1997(1)   February 28, 1997
--------                            ---------------           --------      -----------------      -----------------
Australia/Pacific:
   Australia (Austar)               MMDS/DTH systems          $369,800         $203,938(2)            $165,862(3)
   New Zealand                      Cable system               109,700           25,214(4)              84,486
   Australia (XYZ)                  Programming                 14,000           10,846                  3,154
   Tahiti                           MMDS                        17,400           16,737                    663
   United Wireless                  Mobile data services         8,200            5,036                  3,164
Other:
   Hunan Province, China            Microwave relay network      6,600            5,980                    620
   Philippines                      Cable system                17,400           12,438                  4,962
                                                              --------         --------               --------
                                                              $543,100         $280,189               $262,911
                                                              ========         ========               ========

(1) Certain amounts contributed by the Company's partners were contributed in currencies other than U.S. dollars. Such amounts have been translated to U.S. dollars using a convenience translation. Also, includes amounts contributed to Austar (approximately $11,100) and Saturn (approximately $2,900) by such shareholders prior to the acquisition of their respective interests by the Company.
(2) Does not include the $58,600 paid by the Company to increase its economic interest in Austar to approximately 100%.
(3) Includes an underwriting commitment from a bank for a debt facility of A$200,000 (US$155,000) (the Bank Facility), which reduces the Company's portion of the additional funding requirements. See Note 13 of the Company's Consolidated Financial Statements for information regarding the Bank Facility.
(4) Does not include the value of shares of common stock exchanged for shares of the Company to increase the Company's interest in Saturn to 100%.

   The majority of UAPs future funding resides in two projects, Australia and New Zealand. Funding for Australia is projected to come from two sources: the Bank Facility in the amount of $155 million and equity from the Company of approximately $18 million. Funding for New Zealand is projected to come from two sources: a strategic partner equity contribution and equity from UAP and/or the Company in amounts to be determined. In addition, UAP is in the early stages of negotiating the sale of all or a portion of its system in Tahiti. Based upon the successful completion of the arrangements described above, the Company may invest up to an additional $25 million in UAP.

   In addition, the Company had total expected fundings of $4.6 million related to Teleport St. Petersburg. As of February 28, 1997, the Company had remaining projected fundings of $2 million.

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

     Because the Company and UIH A/P do not currently have any operating cash flow, their ability to repay their obligations on the senior notes at maturity will be dependent on developing one or more sources of cash prior to the maturities of their respective senior notes. The Company may (i) seek to refinance all or a portion of the senior notes at maturity through sales of additional debt or equity securities of the Company, (ii) seek to sell all or a portion of its interests in one or more of its affiliated companies, (iii) negotiate with its current financial and strategic partners to permit the cash produced by its affiliated companies, such as UPC, to be distributed to equity holders rather than reinvested in the businesses of such affiliated companies, and/or (iv) seek to invest in companies that will make substantial cash distributions on or before the maturity of the senior notes.

   UIH A/P is currently negotiating the sale of a minority interest in Saturn to strategic partners to provide a substantial portion of the capital required to complete the build-out of Saturn's currently planned system. The Company is also negotiating to sell all or a portion of its interest in Telefenua, the proceeds of which would be used to fund its capital requirements with respect to Saturn and its other businesses. There can be no assurance that the Company will be successful in completing either sale.

Results of Operations

   Many of the operating companies in which the Company holds interests are in the early stages of constructing and marketing their multi-channel television systems. With respect to those operating companies that currently are not generating net income on a continuing basis, the Company does not currently anticipate that such operating companies will generate net income in the foreseeable future. Similarly, the Company currently does not anticipate it will generate net income in the foreseeable future.

Years Ended February 28, 1997, February 29, 1996 and February 28, 1995

   Service and Other Revenue. Service and other revenue increased $27.9 million during Fiscal 1997 and $1.7 million during Fiscal 1996, the detail of which is as follows (in thousands):

                                                  Fiscal 1997    Fiscal 1996    Fiscal 1995
                                                  -----------    -----------    -----------
   Europe(1)...........................             $    --        $   480        $   701
   Latin America.......................               5,267             --             --
   Asia/Pacific........................              24,977          1,883             --
                                                    -------         ------           ----
     Total service and other revenue...             $30,244         $2,363        $   701
                                                    =======         ======        =======

 (1) The Company's previously owned 66.7% subsidiary, Kabel Net, initiated MMDS
     operations during the fall of 1994.   Through the second quarter of Fiscal
     1996, Kabel Net and certain of the programming assets were recorded as equity pick-ups for the Company. Subsequently, the Company has recorded this activity through its 50% equity pick-up from UPC.

Asia/Pacific

   Austar

   Service revenues at Austar were $21.2 million in 1996. Revenues consisted primarily of service and installation fees from basic subscribers of $14 million and $7 million, respectively, with other revenue totaling $0.2 million. The Company began consolidating the results of Austar on January 1, 1996. As a result, the Company reported no service revenues from Austar in 1995. Austar's actual service revenues in 1995 were $0.4 million. The increase in service revenues in 1996 was primarily attributable to an increase in subscribers (5,204 at December 31, 1995 compared to 103,410 at December 31, 1996). Such increase was the result of the continued roll-out of Austar's services initially launched in August 1995.

   Telefenua

   Telefenua's service revenues increased to $3.5 million from $1.9 million in 1995, primarily attributable to an increase in subscribers (4,126 at December 31, 1995 compared to 5,187 at December 31, 1996).

   Saturn

   The Company began consolidating the results of Saturn effective July 1, 1996. Saturn's actual service revenues for the years ended December 31, 1996 and 1995 were $0.2 million and $0.1 million, respectively. The increase is attributable to an increase in subscribers from 959 in 1995 to 1,697 in 1996.

   Management Fee Income from Related Parties.   Management fee income increased
$0.8 million during Fiscal 1997 and decreased $0.4 million during Fiscal 1996. The increase during Fiscal 1997 is primarily due to revenues recognized from Megapo and VTRH, and the decrease during Fiscal 1996 is primarily attributable to the contribution of properties to UPC. The detail of management fee income is as follows (in thousands):

                                                                                    Fiscal 1997    Fiscal 1996    Fiscal 1995
                                                                                    -----------    -----------    -----------
   Europe.................................................................            $  158         $  167         $  912
   Latin America..........................................................               910            251             --
   Asia/Pacific...........................................................               243             89             --
                                                                                      ------           ----           ----
     Total management fee income from related parties.....................            $1,311         $  507         $  912
                                                                                      ======         ======         ======

   System Operating Expense. The Company experienced an increase of $29.9 million and $2.6 million in system operating expense during Fiscal 1997 and Fiscal 1996, respectively, the detail of which is as follows (in thousands):

                                                                                    Fiscal 1997    Fiscal 1996    Fiscal 1995
                                                                                    -----------    -----------    -----------
   Europe(1)..............................................................            $    --        $1,078         $1,651
   Latin America..........................................................              2,819            --             --
   Asia/Pacific...........................................................             30,223         3,146             --
   Other..................................................................              1,074            --             --
                                                                                      -------        ------         ------
     Total system operating expense.......................................            $34,116        $4,224         $1,651
                                                                                      =======        ======         ======

(1)  The Company's previously owned 66.7% subsidiary, Kabel Net, initiated MMDS
     operations during the fall of 1994.   Through the second quarter of Fiscal
     1996, Kabel Net and certain of the programming assets were recorded as equity pick-ups for the Company. Subsequently, the Company has recorded this activity through its 50% equity pick-up from UPC.

Asia/Pacific

   Austar

   The Company reported operating expenses from Austar of $26.3 million in 1996, consisting primarily of salary and benefits ($11 million), satellite programming fees ($5.5 million) and annual MMDS spectrum license fees ($2 million), with the remainder consisting primarily of office-related expenses, system travel and recruitment and the NCOC and field office start-up costs. The Company began consolidating the results of Austar on January 1, 1996. As a result, the Company reported no operating expenses from Austar in the Company's consolidated statements of operations for 1994 or 1995. Austar's operating expenses for 1995 were approximately $4.3 million. The increase in operating expenses in 1996 was primarily attributable to the continued roll-out of Austar's services initially launched in August 1995 and the corresponding increase in subscribers. Austar is experiencing high operating expenses relative to service revenues due to certain fixed operating expenses (such as management overhead, license fees and certain marketing costs) as well as non-recurring start up costs (such as initial market research, NCOC establishment costs and additional one-time expenses due to the name change to Austar) associated with the launch of its service. Austar expects operating expenses as a percent of service revenues to decline as start-up costs are reduced and as certain fixed operating expenses are spread over expected increases in service revenues.

   Telefenua

   Operating expenses consolidated by the Company from Telefenua decreased to $2.1 million in 1996 from $2.8 million in 1995, primarily due to a decrease in technical-related repairs and maintenance and tape production costs, partially offset by an increase in the subscribers in 1996. Telefenua's operating expenses in 1996 consisted primarily of programming related expenses ($1.2 million) with the remainder consisting of payroll-related costs and technical-related costs.

   Saturn

   The Company began consolidating Saturn on July 1, 1996. Accordingly, while the Company reported operating expenses of $0.9 million for Saturn in its consolidated statement of operations for 1996, Saturn's actual operating expenses were approximately $2.3 million for 1996 consisting primarily of payroll and office expenses related to the start-up activities, including system design and engineering work, for expansion of Saturn's Wellington system in 1996. Saturn's system operating expenses in 1995 were $1.1 million.

   System Selling, General and Administrative Expenses. System selling, general and administrative expense increased $25.5 million during Fiscal 1997 and $1.4 million during Fiscal 1996, the detail of which is as follows (in thousands):

                                                                                    Fiscal 1997    Fiscal 1996    Fiscal 1995
                                                                                    -----------    -----------    -----------
   Europe(1)....................................................                      $    --        $1,042         $2,103
   Latin America................................................                        1,795            --             --
   Asia/Pacific.................................................                       24,800         2,482             --
   Other........................................................                        2,473            --             --
                                                                                      -------        ------         ------
     Total system selling, general and administrative expense...                      $29,068        $3,524         $2,103
                                                                                      =======        ======         ======

 (1) The Company's previously owned 66.7% subsidiary, Kabel Net, initiated MMDS
     operations during the fall of 1994.   Through the second quarter of Fiscal
     1996, Kabel Net and certain of the programming assets were recorded as equity pick-ups for the Company. Subsequently, the Company has recorded this activity through its 50% equity pick-up from UPC.

Asia/Pacific

   Austar

   System selling, general and administrative expenses consolidated by the Company from Austar were $18.6 million for the year ended December 31, 1996 and consisted primarily of $5.5 million in marketing costs related to print, radio and television advertisements utilized in the launch of Austar's services throughout its service areas during 1996, direct sales commissions ($4.1 million) and for general and administrative expenses at Austar's Sydney corporate headquarters ($9 million). The Company began consolidating the results of Austar on January 1, 1996. Accordingly, the Company reported no system selling, general and administrative expenses for Austar in 1995 or 1994. Austar's actual system selling, general and administrative expenses were approximately $3.1 million in 1995 compared to $0.4 million in 1994. The increase relates to marketing efforts associated with Austar's 1995 service launch. The increase in system selling, general and administrative expenses was primarily attributable to an increase in marketing related to the increased roll-out of MMDS operating systems and the initiation of DTH service in 1996.

   Telefenua

   System selling, general and administrative expenses consolidated by the Company from Telefenua increased to $2.6 million in 1996 compared to $2.3 million in 1995 and $0 in 1994. This increase was primarily attributable to increased marketing efforts associated with Telefenua's March 1995 service launch.

   Saturn

   The Company reported system selling, general and administrative expenses from Saturn of $2.5 million for 1996. The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, no system selling, general and administrative expenses for 1995 and 1994 were reported. Saturn's actual selling, general and administrative costs increased to $2.8 million in 1996 from $1.2 million in 1995 and $0.4 million in 1994. The increase is attributable to increased marketing efforts to expand the subscriber base as Saturn's system expanded.

   Corporate General and Administrative Expense.   Corporate general and
administrative expense decreased $1.9 million in Fiscal 1997 and increased $2.8 million in Fiscal 1996, the detail of which is as follows (in thousands):

                                                                                    Fiscal 1997    Fiscal 1996    Fiscal 1995
                                                                                    -----------    -----------    -----------
   Europe (1).......................................................                  $    --        $ 2,221        $ 3,402
   Latin America....................................................                    3,657          3,255          1,851
   Asia/Pacific(3)..................................................                    1,376            920            659
   Non-recurring charges(2).........................................                       --          3,706             --
   All other........................................................                   12,054          8,857         10,284
                                                                                      -------        -------        -------
     Total corporate general and administrative expense.............                  $17,087        $18,959        $16,196
                                                                                      =======        =======        =======

 (1) The Company's previously owned 66.7% subsidiary, Kabel Net, initiated MMDS
     operations during the fall of 1994.   Through the second quarter of Fiscal
     1996, Kabel Net and certain of the programming assets were recorded as equity pick-ups for the Company. Subsequently, the Company has recorded this activity through its 50% equity pick-up from UPC.
 (2) Included in non-recurring charges are amounts related to employee severance agreements and costs which in the future will be incurred by UPC.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately $36.6 during Fiscal 1997 and $630 during Fiscal 1996. The increase of $30.3 in Fiscal 1997 was attributable to the significant deployment of operating assets at Austar beginning in early 1996 and continuing throughout the year as Austar launched service and began serving subscribers in a number of new markets. Depreciation expense is expected to increase substantially in future periods as capital expenditures for the build-out of Austar's MMDS sites and the launch of Saturn's wireline cable plant and related increases in capital necessary for subscriber equipment continue for the next several months. The Company began consolidating the results of Austar on January 1, 1996. As a result, the Company reported no depreciation and amortization from Austar in its consolidated statements of operations for the years ended December 31, 1995 and 1994. The increase in Fiscal 1996 is due to the consolidation of Telefenua during Fiscal 1996.

   Interest (Expense) Income, Net. The Company's interest expense increased $43.6 million during Fiscal 1997 and $26.8 million during Fiscal 1996 due to the sale of the 1995 Notes in November 1995 and the 1996 Notes in February 1996. In addition, UIH A/P issued the UIH A/P Notes in May 1996. This increase is partially offset due to the increase in interest income on the funds received from the equity offerings and the senior notes offerings.

   Provision for Losses on Investment Related Costs. The provision for losses on investment related costs totaled $5.9 million, $6.1 million and $2.9 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. The increase during Fiscal 1996 is due to the reserve of $4.1 million related to a receivable from the Sweden operating system, of which approximately $2.1 million was subsequently collected in December 1996 resulting in a $2 million reduction of the provision for losses on investment related costs. Approximately $8 million was provided for certain of the Company's investments in affiliated companies, costs to be reimbursed and acquisition, transaction and development costs. The Company capitalizes direct and incremental costs incurred relative to pursuing potential investments. If an investment is made, these costs are either reimbursed to the Company by the operating entity or capitalized as part of the cost basis of the investment. If the potential investment is abandoned, these costs are expensed.

   Gain on Sale of Investments in Affiliated Companies. In September 1995, the Company sold 50% of its interest in XYZ, thereby diluting the Company's interest to 25%, and recognized a gain of approximately $4.1 million. In January 1996, the Company sold its 25% interest in TV-Cabo Rio resulting in a gain of approximately $11.9 million. In August 1996, the Company sold its 34% interest in Net Sao Paulo for $78.1 million, resulting in a gain of $65.3 million.

   Equity in Losses of Affiliated Companies, Net.   The Company recognized net
equity in losses of affiliated companies of $47.6 million, $48.6 million and $6.1 million for Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively, as follows:


                                       Fiscal 1997                         Fiscal 1996                       Fiscal 1995
                             ----------------------------------  ---------------------------------  -------------------------------
                                              Equity in                           Equity in                         Equity in
                              Company       Income (Losses)       Company       Income (Losses)      Company      Income (Losses)
                             Ownership       of Affiliated       Ownership       of Affiliated      Ownership      of Affiliated
                              Interest         Companies          Interest         Companies         Interest        Companies
                             ----------  ----------------------  ----------  ---------------------  ----------  -------------------
                                             (in thousands)                     (in thousands)                    (in thousands)
Europe
UPC........................       50.0%          $(24,665)          50.0%          $ (15,559)(1)         --              $    --
UCI(2):
   Norkabel................         --                 --            8.3%             651 (3)          8.3 %                 475
    Swedish Cable..........         --                 --            2.2%                (61)(3)       2.2 %                (438)
    Kabelkom...............         --                 --            3.9%              64 (3)          3.9 %                (134)
    UCI....................         --                 --            8.3%                 (6)(3)       8.3 %                 (53)
                                                                                   ---------                             -------
                                                                                         648                                (150)
   Suspended loss(4).......         --                 --                               (648)                                 85
                                                                                   ---------                             -------
      Loss recognized......         --                 --                                 --                                 (65)
                                                                                   ---------                             -------
UII:
   Melita (5)..............         --                 --           42.5%               (598)(3)       41.2%                (979)
   Tevel...................         --                 --           23.3%           1,054 (3)          23.3%                 657
   PHL(5)..................         --                 --           20.0%               (925)(3)       20.0%              (2,005)
   UII.....................         --                 --           50.0%             274 (3)          50.0%                 544
                                                                                   ---------                             -------
      Loss recognized......         --                 --                               (195)                             (1,783)
                                                                                   ---------                             -------
UII Management.............         --                 --           50.0%             468 (3)          50.0%                 620
Santander..................         --                 --           25.0%               (213)(3)         --                   --
Kabel Net..................         --                 --           66.7%             (1,217)(6)         --                   --
Programming assets.........         --                 --          100.0%               (247)(6)         --                   --
Monor Communications.......       48.6%            (2,648)          48.4%             (4,825)          47.6%                (686)
Teleport St.
  Petersburg...............       30.0%                --           30.0%                 --           30.0%                (126)

Latin America
VTRH.......................       34.0%            (2,130)            --                  --             --                   --
Cablevision................      100.0%            (4,066)         100.0%               (988)          50.0%                 (48)
STX........................      100.0%               775           65.0%                204             --                   --
Net Sao Paulo..............       34.0%            (1,649)          34.0%             (5,837)          35.0%              (2,446)
Megapo.....................       49.0%              (678)          49.0%                (47)            --                   --
TVSB.......................       40.0%            (1,277)

Asia/Pacific
Austar.....................      100.0%                --          100.0%             (3,036)(7)       50.0%                (748)
Saturn.....................      100.0%              (930)(8)      100.0%             (1,434)          50.0%                (365)
XYZ........................       25.0%            (4,484)          25.0%            (11,638)          50.0%                 (99)
SCS........................       40.0%              (218)          40.0%               (148)            --                   --
HITV.......................       49.0%                (6)          49.0%                (10)          49.0%                  --

Other
ITN........................       76.9%              (609)          33.3%             (1,032)            --                   --
Other......................  33.8-50.0%            (4,990)     33.8-50.0%             (2,881)     25.0-56.3%                (360)
                                                 --------                          ---------                             -------
Total equity in losses of
   affiliated companies,
    net....................                      $(47,575)                         $ (48,635)                            $(6,106)
                                                 ========                          =========                             =======

(1)  For the period from July 1, 1995 through December 31, 1995.
(2) The Company's ownership interest with respect to equity in losses from UCI was calculated based on the Company's average ownership interest in UCI throughout the fiscal year.
(3)  For the period from January 1, 1995 through June 30, 1995.
(4) Represents losses in affiliated companies in excess of the Company's equity advances (including contractual funding commitments).
(5) The Company's ownership interest with respect to equity in losses from Melita Cable and PHL is calculated net of minority interest.
(6)  For the period from April 1, 1995 through June 30, 1995.
(7) The Company consolidated Austar's balance sheet effective December 31, 1996 and Austar's income statement effective January 1, 1997.
(8)  For the period from January 1, 1996 through June 30, 1996.

Inflation and Foreign Currency Exchange Rate Risks

   The Company's foreign subsidiaries monetary assets and liabilities are subject to foreign currency exchange risk as certain equipment purchases and payments for certain operating expenses, such as programming expenses, are denominated in currencies other than their functional currencies. In addition, certain of the Company's foreign subsidiaries have notes payable and notes receivable which are denominated in a currency other than their functional currency or loans payable linked to the U.S. dollar. In addition, the Company's entire equity investment portfolio is indirectly impacted by foreign exchange risk.

   Certain of the Company's operating companies operate in countries where the rate of inflation is extremely high relative to that in the United States. While the Company's affiliated companies attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on reported earnings. The Company itself is impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material to the Company.

   The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in United States dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at year-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders equity.

   Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

   In accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, cash flows from the Company's operations in foreign countries are translated based on average exchange rates for the period while balance sheet amounts are translated at period-end exchange rates. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not agree to changes in the corresponding balances on the Consolidated Balance Sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

Foreign Investment Risk

   The Company's foreign operating companies are all directly affected by their respective countries' government, economic, fiscal and monetary policies and other political factors. The Company believes that its operating companies' financial conditions or results of income (loss) from operations have not historically been materially adversely affected by these factors.

Item 8.   Financial Statements and Supplementary Data
------------------------------------------------------

   The consolidated financial statements of the Company are filed under this Item beginning on Page ___. The financial statement schedules required by Regulation S-X are filed under Item 14 of this Annual Report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
---------------------

  None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United International Holdings, Inc.:

   We have audited the accompanying consolidated balance sheets of United International Holdings, Inc. (a Delaware Corporation) and subsidiaries as of February 28, 1997 and February 29, 1996 and the related consolidated statements of operations, stockholders equity and cash flows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. With respect to the year ended February 28, 1997, we did not audit the financial statements of Megapo Communicaciones de Mexico, S.A. de C.V. (Megapo) as of and for the year ended December 31, 1996, an investment which is reflected in the accompanying financial statements using the equity method of accounting. With respect to the year ended February 29, 1996, we did not audit the financial statements of XYZ Entertainment Pty Ltd (XYZ), Megapo Communicaciones de Mexico, S.A. de C.V. (Megapo), Monor Communications Group, Inc. (Monor), Cabodinamica TV Cabo Sao Paulo S.A. (Net Sao Paulo), or Telefenua S.A. (Telefenua) as of and for the year ended December 31, 1995, investments which are reflected in the accompanying consolidated financial statements using the equity method of accounting (with respect to XYZ, Megapo, Monor and Net Sao Paulo) or consolidated (with respect to Telefenua). United International Holdings, Inc's consolidated statement of operations for the year ended February 28, 1997 reflects equity in income (losses) related to Megapo of $(678,000) and for the year ended February 29, 1996 reflects equity in income (losses) related to XYZ, Megapo, Monor and Net Sao Paulo of ($11,638,000), $841,000, ($4,448,000) and
($4,837,000), respectively. United International Holdings, Inc.s consolidated financial statements for the year ended February 29, 1996 reflects assets, liabilities, revenues, expenses and a net loss related to Telefenua of $10,989,000, $9,710,000, $1,882,000, $5,438,000 and $3,556,000, respectively.
With respect to the year ended February 28, 1995, we did not audit the financial statements of United International Investments (UII) or Net Sao Paulo as of and for the year ended December 31, 1994, investments which are reflected in the accompanying financial statements using the equity method of accounting. United International Holdings, Inc.s consolidated statement of operations for the year ended February 28, 1995 reflects equity in losses related to UII and Net Sao Paulo of $1,783,000 and $2,446,000, respectively. The financial statements of XYZ, Megapo, Monor, Net Sao Paulo, UII and Telefenua were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included in the accompanying consolidated financial statements and related footnotes for such entities, is based solely on the reports of the other auditors.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of United International Holdings, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995 in conformity with generally accepted accounting principles.



                                  Arthur Andersen LLP


Denver, Colorado
May 26, 1997.

                           XYZ ENTERTAINMENT PTY LTD
                         INDEPENDENT AUDITORS' REPORT


The Board of Directors

We have audited the accompanying consolidated balance sheet of XYZ Entertainment Pty Ltd as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 1995 and the period from October 17, 1994 (date of inception) to December 31, 1994, which are expressed in Australian dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Australia which do not differ in any material respect from auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a text basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XYZ Entertainment Pty Ltd as of December 31, 1995 and the results of its operations and its cash flows for the year ended December 31, 1995 and the period from October 17, 1994 (date of inception) to December 31, 1994, in conformity with accounting principles generally accepted in Australia.

Generally accepted accounting principles in Australia vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected amounts reported as stockholders' deficiency and net loss as at and for the year ended December 31, 1995 and from the period from October 17, 1994 (date of inception) to December 31, 1994 to the extent summarized in Note 12 to the financial statements.



Sydney, Australia                       Deloitte Touche Tohmatsu
March 15, 1996                          Chartered Accountants

INDEPENDENT AUDITORS' REPORT

To the Boards of Directors and Stockholders of:
     Tele Cable de Morelos, S. A. de C. V.
     Tele Cable Mexicano, S. A. de C. V.
     Vision por Cable de Oaxaca, S. A. de C. V.
     Tele Cable de Chilpancingo, S. A. de C. V.
     Mega-Com-M Servicios, S. A. de C. V.
     Cuernamu, S. A. de C. V.



We have audited the accompanying combined balance sheets of Tele Cable de Morelos, S. A. de C. V. and related companies (all of which are subsidiaries of Megapo Comunicaciones de Mexico, S. A. de C. V.) as of December 31, 1995 and 1996, and the related combined statements of operations, stockholders' equity and changes in financial position for the years then ended, all expressed in thousands of Mexican pesos. The combined financial statements include the accounts of Tele Cable de Morelos, S. A. de C. V. and five related Companies, Tele Cable Mexicano, S. A. de C. V., Vision por Cable de Oaxaca, S. A. de C. V., Tele Cable de Chilpancingo, S. A. de C. V., Mega-Com-M Servicios, S. A. de C. V. and Cuernamu, S. A. de C.V.. These Companies are under common ownership and common management. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Mexico, which are substantially the same as those followed in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and that they are prepared in accordance with accounting principles generally accepted in Mexico. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of Tele Cable de Morelos, S. A. de C.
V. and related companies as of December 31, 1995 and 1996, and the combined results of their operations, changes in their stockholders' equity and changes in their financial position for the years then ended in conformity with accounting principles generally accepted in Mexico.

Accounting principles generally accepted in Mexico vary in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected determination of combined net income (loss) for each of the two years in the period ended December 31, 1996 and determination of combined stockholders' equity and combined total assets at December 31, 1995 and 1996, to the extent summarized in
Note 13.

The accompanying combined financial statements have been translated into English for the convenience of readers in the United States of America.



Galaz, Gomez Morfin, Chavero, Yamazaki



Raymundo Diaz Gonzalez


March 31, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Stockholders and Board of Directors of Monor Communications Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Monor Communications Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of loss, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monor Communications Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                        COOPERS & LYBRAND LLP
Lincoln, Nebraska
March 15, 1996

     Report of Independent Accountants


     March 8, 1996

     To the Board of Directors and Stockholders
     Cabodinamica TV Cabo Sao Paulo S.A.



1. We have audited the balance sheet of Cabodinamic TV Cabo Sao Paulo S.A. as of December 31, 1995 and 1994 and the related statements of income, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars. Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

2. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3. As stated in Note 2, United International Holdings, Inc. has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the financial statements of Cabodinamica TV Cabo Sao Paulo S.A. to be included in United International Holding's consolidated financial statements. Brazil has a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Cabodinamica TV Cabo Sao Paulo S.A., which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America on the bases stated in Note 2.

     March 8, 1996
     Cabodinamica TV Cabo Sao Paulo S.A.


4. In our opinion, the financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases states in Note 2 and discussed in the preceding paragraph.

5. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations and has an excess of current liabilities over current assets, and its ability to continue as a going concern is dependent on further capital from the stockholders and/or continued guarantees. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Price Waterhouse
     Auditores-Independentes
     CRC-SP-160



     Carlos Roberto Asciutti
     Partner
     Contador CRC-SP-145.670

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the shareholders of TELEFENUA SA.

We have audited the accompanying balance sheet of TELEFENUA SA as of december 31, 1993, 1994 and 1995 and the related statement of income and changes in financial position for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in France, which do not differ substantially from generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial
statements.   An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of TELEFENUA SA as of december 31, 1993, 1994 and 1995 and the results of its operations and changes in its financial position for the year then ended, in conformity with generally accepted accounting principles in the united states of america.

The accounting practices of the Company used in preparing the accompanying financial statements conform with generally accepted accounting principles in the united states of america, but do not fully conform with accounting principles generally accepted in France. As a consequence those financial statements differ from statutory financial statements that will be submitted to the approval of the company's shareholders in conformity with local corporate laws.

A description of the significant differences between such principles and those accounting principles generally accepted in the United States, and the effect of those differences on net income, total assets and shareholder's equity are set forth in Note 2.a of the notes to the financial statements.

     Papeete, february 16, 1996

     COOPERS & LYBRAND


     Jean-Pierre GOSSE

               [LETTERHEAD OF PRICE WATERHOUSE LLP APPEARS HERE]


                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Partners of
  United International Investments


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of partners' capital and of cash flows present fairly, in all material respects, the financial position of United International Investments and its subsidiaries (the "Partnership") at December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                                    Price Waterhouse LLP

Denver, CO
April 21, 1995


                                     53-A

                      UNITED INTERNATIONAL HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
           (Stated in thousands, except share and per share amounts)

                                          February 28,   February 29,
                                              1997           1996
                                          -------------  -------------
ASSETS
Current assets
    Cash and cash equivalents...........     $  68,784      $ 112,218
   Restricted cash and short-term
    investments.........................         1,600         14,073
   Short-term investments...............        70,359         35,692
    Subscriber receivables, net.........         2,939            138
   Management fee receivables from
    related parties.....................           664            498
    Notes receivable....................         9,324         15,785
   Costs to be reimbursed by affiliated
    companies, net......................         4,884          7,972
    Other current assets, net...........        14,899          8,068
                                             ---------      ---------
           Total current assets.........       173,453        194,444
Investments in and advances to
 affiliated companies, accounted for
 under the equity method, net...........       251,959        272,205
Other investments in affiliated
 companies, including marketable equity
 securities.............................         4,293          3,273
Property, plant and equipment, net of
 accumulated depreciation of $29,378
 and $2,097,
   respectively.........................       219,342         31,102
Goodwill, net of accumulated
 amortization of $3,835 and $1,612,
 respectively...........................       122,249         45,629
Acquisition, transaction and
 development costs, net.................         6,249          4,541
Other non-current assets, net...........        42,391         29,012
                                             ---------      ---------
          Total assets..................     $ 819,936      $ 580,206
                                             =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable.....................     $  23,173      $   7,822
        Construction payables...........        38,331             --
        Accrued liabilities.............        12,571          3,123
    Purchase money note payable to
     seller, current....................         5,722             --
        Accrued funding obligations,
         current........................         3,309          2,163
        Other current liabilities.......         2,208            147
                                             ---------      ---------
           Total current liabilities....        85,314         13,255
     Purchase money note payable to
      seller............................        12,966             --
   Senior secured notes and other debt..       674,960        371,227
                                             ---------      ---------
           Total liabilities............       773,240        384,482
                                             ---------      ---------
Minority interest in subsidiaries.......           307          2,509
Warrants to purchase Class A Common
 Stock..................................            --         11,167
Preferred stock, $0.01 par value,
 3,000,000 shares authorized, 170,513
 and 170,513
     shares of Convertible Preferred
      Stock, Series A issued and
      outstanding, respectively, stated at
      liquidation value.................        31,293         30,072
Commitments (Note 6)
Stockholders' Equity:
   Class A Common Stock, $0.01 par
    value, 60,000,000 shares
    authorized, 26,097,263
        and 25,732,154 shares issued
         and outstanding, respectively..           261            257
   Class B Common Stock, $0.01 par
    value, 30,000,000 shares
    authorized, 12,971,775
        and 13,274,685 shares issued
         and outstanding, respectively..           129            133
   Additional paid-in capital...........       340,753        325,716
   Deferred compensation................          (624)          (842)
   Unrealized loss on investments in
    marketable equity securities........        (6,069)        (1,189)
    Cumulative translation adjustments..       (15,801)        (7,371)
   Accumulated deficit..................      (303,553)      (164,728)
                                             ---------      ---------
          Total stockholders' equity....        15,096        151,976
                                             ---------      ---------
          Total liabilities and
           stockholders' equity.........     $ 819,936      $ 580,206
                                             =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED INTERNATIONAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Stated in thousands, except share and per share amounts)

                                                For the Years Ended
                                    -------------------------------------------
                                    February 28,   February 29,   February 28,
                                        1997           1996           1995
                                    -------------  -------------  -------------
Service and other revenue.........   $    30,244    $     2,363    $       701
Management fee income from
 related parties..................         1,311            507            912
                                     -----------    -----------    -----------
     Total revenue................        31,555          2,870          1,613

System operating expense..........       (34,116)        (4,224)        (1,651)
System selling, general and
 administrative expense...........       (29,068)        (3,524)        (2,103)
Corporate general and
 administrative expense...........       (17,087)       (18,959)       (16,196)
Depreciation and amortization.....       (38,961)        (2,331)        (1,701)
                                     -----------    -----------    -----------
     Net operating loss...........       (87,677)       (26,168)       (20,038)

Equity in losses of affiliated
 companies, net...................       (47,575)       (48,635)        (6,106)
Gain on sale of investments in
 affiliated companies.............        65,249         16,013             --
Interest income...................        13,132          8,043          6,242
Interest expense..................       (79,659)       (36,045)        (9,266)
Interest income, related parties,
 net..............................           197            374            237
Provision for losses on
 investment related costs.........        (5,859)        (6,055)        (2,865)
Other (expense) income, net.......          (991)            81            107
                                     -----------    -----------    -----------
      Net loss before minority
       interest...................      (143,183)       (92,392)       (31,689)

Minority interest in subsidiaries.         4,358          1,081          1,075
                                     -----------    -----------    -----------
      Net loss....................   $  (138,825)   $   (91,311)   $   (30,614)
                                     ===========    ===========    ===========

Net loss per common share.........        $(3.56)        $(2.68)        $(1.10)
                                     ===========    ===========    ===========

Weighted-average number of common
 shares outstanding...............    39,035,776     34,017,660     27,802,250
                                     ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED INTERNATIONAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Stated in thousands, except share amounts)


                                  Class A              Class B         Additional
                                Common Stock         Common Stock        Paid-In
                             ------------------  --------------------
                               Shares    Amount    Shares     Amount     Capital
                             ----------  ------  -----------  -------  -----------
Balances, February 28, 1994   9,284,812    $ 93  14,390,188     $144     $130,409

Issuance of Class A Common
 Stock in connection with
 public offering, net
 offering expenses..........  6,900,000      69          --       --       81,132
Issuance of Class A Common
 Stock in connection with
 Companys 401(k) Plan......      11,989      --          --       --          180
Issuance of Class A Common
    Stock in connection
     with                         2,000      --          --       --           19
     Companys Stock Option
    Plan...................
Cumulative translation
 adjustments...............          --      --          --       --           --
Amortization of deferred
    compensation...........          --      --          --       --           --
Exchange of Class B Common
 Stock for Class A Common
    Stock..................     318,847       3    (318,847)      (3)          --
Unrealized loss on
   investment..............          --      --          --       --           --
Net loss...................          --      --          --       --           --
                             ----------    ----  ----------   ------     --------
Balances, February 28, 1995  16,517,648     165  14,071,341      141      211,740

Issuance of Class A Common
 Stock in connection with
 public offering, net of
 offering expense..........   5,175,000      52          --       --       61,883
Issuance of Class A Common
 Stock in connection with
 Companys 401(k) Plan......      15,832      --          --       --          260
Issuance of Class A Common
   Stock in connection
    with Companys
    Stock Option
   Plan....................      59,991      --      (2,124)      --          522
Issuance of Class A Common
 Stock in connection with
   UPC Transaction.........   3,169,151      32          --       --       49,968
Compensation expense
 related to the
 acceleration of the
 vesting of options........          --      --          --       --        1,575
Accretion of dividends on
   convertible preferred
   stock...................          --      --          --       --         (232)
Change in cumulative
   translation adjustments.
Amortization of deferred
     compensation..........         --       --          --       --           --
Exchange of Class B Common
 Stock for Class A Common
     Stock.................     794,532       8    (794,532)      (8)          --
Unrealized loss on
    investment.............          --      --          --       --           --
Net loss...................          --      --          --       --           --
                             ----------    ----  ----------   ------     --------
Balances, February 29, 1996  25,732,154     257  13,274,685      133      325,716



                                                                    Unrealized    Cumulative
                                       Deferred     Gain (Loss) on  Translation    Accumulated
                                     Compensation   Investments     Adjustments     Deficit       Total
                                     ------------  ------------   ------------  ------------  ---------
Balances, February 28, 1994             $(2,184)      $ 8,177       $    --     $ (42,803)  $ 93,836

Issuance of Class A Common
 Stock in connection with
 public offering, net
 offering expenses..........                 --            --            --            --     81,201
Issuance of Class A Common
 Stock in connection with
 Companys 401(k) Plan......                  --            --            --            --        180
Issuance of Class A Common
    Stock in connection
     with
     Companys Stock Option
    Plan...................                  --            --            --            --         19
Cumulative translation
 adjustments...............                  --            --           195            --        195
Amortization of deferred
    compensation...........                 664            --            --            --        664
Exchange of Class B Common
 Stock for Class A Common
    Stock..................                  --            --            --            --         --
Unrealized loss on
   investment..............                  --        (6,611)           --            --     (6,611)
Net loss...................                  --            --            --       (30,614)   (30,614)
                                   ------------   -----------   -----------   -----------   --------
Balances, February 28, 1995              (1,520)        1,566           195       (73,417)   138,870

Issuance of Class A Common
 Stock in connection with
 public offering, net of
 offering expense..........                  --            --            --            --     61,935
Issuance of Class A Common
 Stock in connection with
 Companys 401(k) Plan......                  --            --            --            --        260
Issuance of Class A Common
   Stock in connection
    with Companys
    Stock Option
   Plan....................                  --            --            --            --        522
Issuance of Class A Common
 Stock in connection with
   UPC Transaction.........                  --            --            --            --     50,000
Compensation expense
 related to the
 acceleration of the
 vesting of options........                  --            --            --            --      1,575
Accretion of dividends on
   convertible preferred
   stock...................                  --            --            --            --       (232)
Change in cumulative
   translation adjustments.                  --            --        (7,566)           --     (7,566)
Amortization of deferred
     compensation..........                 678            --            --            --        678
Exchange of Class B Common
 Stock for Class A Common
     Stock.................                  --            --            --            --         --
Unrealized loss on
    investment.............                  --        (2,755)           --            --     (2,755)
Net loss...................                  --            --            --       (91,311)   (91,311)
                                    -----------   -----------   -----------   -----------   --------
Balances, February 29, 1996                (842)       (1,189)       (7,371)     (164,728)   151,976


  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED INTERNATIONAL HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Stated in thousands, except share amounts)



                                  Class A              Class B         Additional
                                Common Stock         Common Stock        Paid-In
                             ------------------  --------------------
                               Shares    Amount    shares     Amount     Capital
                             ----------  ------  -----------  -------  -----------

Balances, February 29, 1996  25,732,154    $257  13,274,685     $133     $325,716

Issuance of Class A Common
   Stock in connection with
     Companys Stock              39,750      --          --       --          349
     Option Plan...........
Issuance of Class A Common
      Stock in connection        22,449      --          --       --          309
       with
     Companys 401(k) Plan..
Exchange of Class B Common
     Stock for Class A          302,910       4    (302,910)      (4)          --
      Common
     Stock.................          --      --          --       --       (1,221)
Accretion of dividends on
    convertible preferred
    stock..................
Expiration of put option of
    warrants not tendered            --      --          --       --        9,011
     to
    the Company............
Gain on sale of stock by
                                     --      --          --       --        5,898
    subsidiary.............
Change in cumulative
    translation adjustments
Repricing of stock options.          --      --          --       --          691
Amortization of deferred
    compensation...........          --      --          --       --           --
Unrealized loss on
                                     --      --          --       --           --
    investments............
Net loss...................          --      --          --       --
                             ----------  ------  ----------   ------     --------

Balance, February 28, 1997.  26,097,263    $261  12,971,775     $129     $340,753
                             ==========  ======  ==========   ======     ========


                                                       Unrealized    Cumulative
                                         Deferred     Gain (Loss)   Translation   Accumulated
                                                           on
                                       Compensation   Investments   Adjustments     Deficit        Total
                                       -------------  ------------  ------------  ------------  ------------
Balances, February 29, 1996                $(842)      $(1,189)      $ (7,371)    $(164,728)     $ 151,976

Issuance of Class A Common
   Stock in connection with
     Companys Stock
     Option Plan...........                   --            --             --            --            349
Issuance of Class A Common
      Stock in connection
       with
     Companys 401(k) Plan..                   --            --             --            --            309
Exchange of Class B Common
     Stock for Class A
      Common
     Stock.................                   --            --             --            --             --
Accretion of dividends on
    convertible preferred
    stock..................                   --            --             --            --         (1,221)
Expiration of put option of
    warrants not tendered
     to
    the Company............                   --            --             --            --          9,011
Gain on sale of stock by
    subsidiary.............                   --            --             --            --          5,898
Change in cumulative
    translation adjustments                   --            --        (8,430)           --         (8,430)
Repricing of stock options.                 (691)           --            --            --            --
Amortization of deferred
    compensation...........                  909            --            --            --           909
Unrealized loss on
    investments............                   --        (4,880)           --            --        (4,880)
Net loss...................                   --            --            --      (138,825)     (138,825)
                                    ------------   -----------   -----------   -----------     ---------
Balance, February 28, 1997.                $(624)      $(6,069)     $(15,801)    $(303,553)    $  15,096
                                    ============   ===========   ===========   ===========     =========



  The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED INTERNATIONAL HOLDINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Stated in thousands)

                                                For the Years Ended
                                    -------------------------------------------
                                    February 28,   February 29,   February 28,
                                        1997           1996           1995
                                    -------------  -------------  -------------
Cash flows from operating
 activities:
Net loss..........................     $(138,825)     $ (91,311)     $ (30,614)
Adjustments to reconcile net loss
 to net cash flows from operating
 activities:
    Equity in losses of
     affiliated companies, net....        47,575         48,920          6,379
    Gain on sale of investments
     in affiliated companies......       (65,249)       (16,013)            --
    Minority interest share of
     losses.......................        (4,358)        (1,081)        (1,075)
    Depreciation and amortization.        38,961          2,331          1,701
    Amortization of deferred
     compensation.................           909            678            664
    Accretion of interest on
     senior secured notes.........        73,695         35,158          7,994
    Issuance of common stock in
     connection with Companys
     401(k) Plan..................           309            260            180
    Compensation expense
     recognized due to
     acceleration of vesting of
     stock options................            --          1,575             --
    Provision for losses on
     investment related costs.....         5,859          6,055          2,865
    (Increase) decrease in
     management fee receivables...          (166)          (689)            11
    Increase in other assets......       (16,210)        (6,439)        (8,093)
    Increase in accounts payable
     and accrued liabilities......        20,860            499          5,708
    Increase in accrued
     funding obligation...........         1,146             --             --
                                       ---------      ---------      ---------
Net cash flows from operating
 activities.......................       (35,494)       (20,057)       (14,280)
                                       ---------      ---------      ---------
Cash flows from investing
 activities:
Purchase of short-term investments      (359,534)      (122,424)      (196,619)
Proceeds from sale of short-term
 investments......................       324,867        186,117        119,172
Restricted cash (deposited)
 released.........................        12,473         71,780        (82,453)
Investments in and advances to
 affiliated companies and other
 investments......................       (65,945)      (204,725)       (84,064)
Proceeds from sale of investments
 in affiliated companies..........        43,098         12,823             --
Purchase of additional interests
 in Austar........................        (7,920)            --             --
Purchase of interest in Bahia
 Blanca...........................       (26,382)            --             --
Distribution from affiliated
 company..........................            --             --          1,733
Reimbursement of advance to
 affiliate........................            --            364            660
Advances to related parties.......            --             --           (134)
(Increase) decrease in costs to
 be reimbursed by affiliated
 companies, net...................         3,088         (1,594)        (2,363)
Increase in notes receivable......        (5,557)        (7,126)       (12,587)
Repayments on notes receivable....        45,264             --             --
Acquisition, transaction and
 development costs incurred.......        (7,154)        (6,155)       (10,464)
Purchase of property, plant and
 equipment........................      (204,407)       (10,168)       (11,194)
Increase in construction payables.        38,331             --             --
                                       ---------      ---------      ---------
Net cash flows from investing
 activities.......................      (209,778)       (81,108)      (278,313)
                                       ---------      ---------      ---------
Cash flows from financing
 activities:
Issuance of common stock in
 connection with public
 offerings, net of offering
 expenses.........................            --         61,935         81,201
Issuance of common stock in
 connection with Companys Stock
 Option Plan......................           349            522             19
Proceeds from offerings of senior
 secured notes and units..........       225,115        125,000        200,893
Deferred debt offering costs......       (10,670)       (13,753)        (8,122)
Payment of sellers note...........       (11,856)            --             --
Cash contributions from minority
 interest partners................            --             --          7,593
Purchase of Warrants                      (2,156)            --             --
Borrowing of other debt...........            --          9,820            768
Repayment of other debt...........            --         (1,000)          (448)
Repayments of note payable to
 related party....................            --             --         (1,836)
                                       ---------      ---------      ---------
Net cash flows from financing
 activities.......................       200,782        182,524        280,068
                                       ---------      ---------      ---------
Effect of exchange rates on cash..         1,056            142            (80)
                                       ---------      ---------      ---------
Increase (decrease) in cash and
 cash equivalents.................       (43,434)        81,501        (12,605)
Cash and cash equivalents,
 beginning of period..............       112,218         30,717         43,322
Cash and cash equivalents, end of      ---------      ---------      ---------
 period...........................     $  68,784      $ 112,218      $  30,717
                                       =========      =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


1.   Organization and Background

     United International Holdings, Inc. (together with its majority-owned subsidiaries, the "Company") was formed as a Delaware corporation in May 1989, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations. As of February 28, 1993, all of the Company's outstanding common shares were held by United International Holdings, a Colorado general partnership (the "Partnership").

     The Partnership was formed in September 1989, for the purpose of investing in communication and entertainment related assets in the United States and internationally. Since its inception, the Partnership had no employees and all of its foreign business development related activities were conducted through the Company. Subsequent to the formation of the Partnership, the Company continued its foreign business development activities. Upon identification of a potential opportunity, the Company would offer the opportunity to the Partnership. Accordingly, substantially all of the original acquisitions of affiliated companies were made through the Partnership.

     In contemplation of obtaining additional equity and debt financing for the Company in fiscal 1994, the Partnership began transferring its ownership interests in its various foreign multi-channel television interests to the Company. The accompanying financial statements have been prepared on a basis of reorganization accounting as though the Company had performed all foreign development activities and made all acquisitions of the foreign multi-channel television interests since inception.

     The following chart presents a summary of the Company's significant investments in multi-channel television and telephony operations as of February 28, 1997.

                             [CHART APPEARS HERE]

(1) In September 1996, UPC acquired 100% of UCI, a partnership which held interests in Norkabel, Kabelkom and Swedish Cable. UPC sold Swedish Cable in October 1996.
(2) During the third quarter of 1997, UIH A/P acquired the remaining 6% interest in Austar (see Note 3).
(3) In July 1996, UIH A/P increased its ownership interest in Saturn to 100%.
    In exchange for acquiring the additional 50% interest, UIH A/P gave Saturn's other shareholder a 2.6% interest in UIH A/P.
(4) UIH A/P owns an effective 90% economic interest in the Tahiti project. UIH A/P's economic interest will decrease to 75% and 64% once UIH A/P has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.
(5) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40% equity ownership interest in the Philippines operating company.

                     UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


(6) In September 1996, UIH LA completed an agreement with VTR S.A. ("VTR"), under which the parties formed the joint venture VTR Hipercable S.A. ("VTRH"). UIH LA and VTR contributed its respective Chilean multi-channel television assets to VTRH of which UIH LA owns 34%.
(7) UIH LA owns 100% of two subsidiaries and 80% of a third subsidiary that serve the Bahia Blanca and Punta Alta areas and, has agreed, subject to certain conditions, to acquire the remaining 20% of the subsidiary in 1998 (see Note 3).
(8) In February 1997, the Company and Philips Media B.V. ("Philips") signed a letter of intent which agreed for the Company and/or UPC to acquire Philips 50% interest in UPC, except for ratable dilution caused by UPC's incentive option plan.
(9) In January 1997, UPC acquired a 70.2% interest in Janco, which serves the City of Oslo. UPC has the right to acquire the remaining interest in Janco in 2000.
(10) In August 1996 and January 1996, the Company completed the sales of its 34% interest in Net Sao Paulo and its 25% interest in TV Cabo Rio, respectively. The Company recognized a gain of $65,249 on the sale of Net Sao Paulo in the year ended February 28, 1997. The Company recognized a gain of $11,880 on the sale of TV Cabo Rio in the year ended February 29, 1996.

     In July 1995, the Company and Philips Electronics B.V. ("Philips") contributed their respective ownership interests in European and Israeli multi-channel television systems to United and Philips Communications B.V. ("UPC"). The Company and Philips each own a 50% economic and voting interest in UPC and will continue to have equal board representation so long as their share ownership is equal. Philips contributed to UPC its 95% interest in cable television systems in Austria, its 100% interest in cable television systems in Belgium and its minority interests in multi-channel television systems in Germany, the Netherlands (Eindhoven) and France. The Company contributed its interests in multi-channel television systems in Israel, Ireland, the Czech Republic, Malta, Norway, Hungary, Sweden and Spain. In July 1995, A2000, a Dutch company at that time owned 50% by each of Philips and U S WEST, acquired a 100% interest in existing cable television systems with non-exclusive licenses in Amsterdam, the Netherlands and four surrounding municipalities. Philips then transferred its 50% interest in A2000 to UPC. In September 1995, UPC acquired the remaining 96.2% interest in Kabeltelevisie Eindhoven N.V. ("KTE"), the Netherlands system formerly owned by the city of Eindhoven and certain local housing authorities.

     In February 1997, the Company and Philips entered into a letter of intent whereby the Company and/or UPC would acquire from Philips their 50% equity interest in UPC along with 3.17 million of the Company's Class A Common Shares currently held by Philips. The purchase price for the acquisition of these two assets is $275 million. In addition, UPC as part of the transaction would agree to redeem certain debt securities owed to Philips in the approximate amount of $155 million, and issue to Philips a stock appreciation right. The parties are currently working on definitive documentation for the transaction, failing which the ownership of UPC will remain as currently structured. Closing for the transaction, assuming the successful execution of definitive documentation, is expected to occur by late summer 1997.

     In June 1995, UIH LA completed an acquisition of 65% of Red de Television y Servicios por Cable S.A. ("STX"), a Chilean company which owns and operates eight cable television systems in Northern Chile. The purchase price was $25,918. In June 1996, UIH LA acquired the remaining 35% of STX for $24,000. The Company acquired an initial 50% interest in Cablevision S.A ("Cablevision") in January 1994 for $3,900. In January 1996, UIH LA increased its ownership in Cablevision S.A. to 100% for approximately $22,100. UIH LA contributed its interests in STX and Cablevision in exchange for a 34% interest in VTRH in September 1996. In December 1997, UIH LA will have the option to increase its interest to 50% after a revaluation of the properties (and corresponding reallocation of interests) subject to minimum and maximum values. Prior to formation of the joint venture, UIH LA held 100% interests in Cablevision and STX.

     In 1994, the Company acquired, through directly and indirectly held interests, an effective 50% economic interest in the two companies that form Austar Entertainment Pty Limited ("Austar") in 1994. In December 1995, the Company increased its effective economic interest in Austar to 90%. In May 1996, the Entertainment Pty Limited ("Austar") Company increased its economic interest to 94% which was subsequently increased to 96% and in October 1996, acquired the remaining 4% economic interest in Austar for $7,920. The companies that comprise Austar (CTV Pty Limited ("CTV") and STV Pty Limited ("STV")) have acquired multi-point microwave distribution systems ("MMDS") licenses to supply subscription television services to television households in the northern, northeastern and southern regions of Australia outside of the country's largest cities and are currently constructing multi-channel television systems to service many of the television homes in their license areas. Those homes that cannot be served by MMDS will be serviceable by a direct-to-home ("DTH") satellite service marketed by Austar. The Company's ownership interests are comprised of direct and indirect holdings of convertible debentures and ordinary shares of CTV and STV. Ownership of the debentures entitles the Company to vote for directors on the same basis as ordinary shares. The Company is party to various security holder agreements which enable it to designate all of the six voting directors of both CTV and STV. The Company has

                     UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


consolidated Austar for balance sheet purposes effective December 31, 1995 and for income statement purposes effective January 1, 1996. Prior to these dates, the Company accounted for its investments in CTV and STV under the equity method.

2.   Summary of Significant Accounting Policies

Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises majority control and owns a majority economic interest, except Cablevision S.A. and STX as of and for the years ended February 29, 1996 and 1997, due to an expected joint venture in Chile with VTR wherein UIH LA subsequently contributed these interests to VTRH in September 1996. Accordingly, due to temporary majority control, such investments have been accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. All affiliated companies have calendar year-ends, compared to the Company which has a fiscal year-end of February 28 (February 29 in leap years).

     The Company records its share of equity in income (losses) of affiliated companies or consolidates the affiliated companies based on the affiliated companies' calendar year-end results. Exchange rates used are as of February 28, 1997, unless otherwise noted.

Cash and Cash Equivalents, Restricted Cash and Short-Term Investments, and Short-Term Investments

     Cash and cash equivalents include cash and investments with original maturities of less than three months. Restricted cash and short-term investments of $1,600 at February 28, 1997 is comprised of collateral for a bank letter of credit related to the office lease of an operating company and $14,073 at February 29, 1996 is comprised of collateral for notes payable to banks (Note
5). The portion of short-term investments which is classified as available for sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), is accounted for at fair market value and includes those investments with original maturities of more than three months. As of February 28, 1997 and February 29, 1996, the Company had approximately $0 and $23,171, respectively, of short-term investments classified as held to maturity securities which are stated at amortized cost under the provisions of SFAS 115. The majority of the Company's short-term investments in commercial paper, corporate bonds and government securities have an average maturity of less than 12 months.

                     UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


   Cash and cash equivalents, restricted cash and short-term investments are as follows:


                                          As of  February 28, 1997
                             ---------------------------------------------------
                                            Restricted
                               Cash and      Cash and
                                 Cash       Short-Term    Short-Term
                              Equivalents   Investments  Investments     Total
                             -------------  -----------  ------------  ---------
   Cash....................     $ 13,860      $    --       $    --   $ 13,860
   Commercial paper........       43,365           --         2,000     45,365
   Corporate bonds.........        5,151           --        40,080     45,231
   Government securities...        6,408        1,600        28,279     36,287
                                --------      -------       -------   --------
                                $ 68,784      $ 1,600       $70,359   $140,743
                                ========      =======       =======   ========
                                              As of February 29, 1996
                               -------------------------------------------------
                                             Restricted
                                Cash and      Cash and
                                  Cash       Short-Term    Short-Term
                               Equivalents  Investments   Investments    Total
                               -----------  -----------   -----------   --------
   Cash....................      $ 83,792      $12,493      $    --     $ 96,285
   Commercial paper........        23,434           --           --       23,434
   Corporate bonds.........         4,992          211       30,692       35,895
   Government securities...            --        1,369        5,000        6,369
                                 --------      -------      -------     --------
                                 $112,218      $14,073      $35,692     $161,983
                                 ========      =======      =======     ========

     Generally, the Company's short-term investments mature within twelve months from the date of purchase except for certain short-term investments which are repriced periodically to reduce interest rate risk.

Costs to be Reimbursed by Affiliated Companies

     The Company incurs costs on behalf of affiliated companies, such as expatriate salaries and benefits, travel and professional services. These costs are reimbursed by the affiliated companies. Such reimbursable costs were as follows:


                                            As of          As of
                                         February 28,   February 29,
                                             1997           1996
                                         -------------  -------------
Europe
------
UPC..................................       $ 1,772        $ 5,903

Latin America
-------------
Net Sao Paulo........................            --            728
Cablevision S.A......................            --            338

Asia/South Pacific
------------------
SCS..................................           902            232

Other
-----
Teleport-St. Petersburg..............         1,661          1,386
Other................................         2,210            771
                                            -------        -------
                                              6,545          9,358
Allowance for doubtful accounts......        (1,661)        (1,386)
                                            -------        -------
                                            $ 4,884        $ 7,972
                                            =======        =======

Investments in and Advances to Affiliated Companies, Accounted for under the Equity Method

     For those investments in companies in which the Company's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted

                     UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's share of net earnings or losses of affiliates includes the amortization of excess of cost over net tangible assets acquired. All affiliated companies have calendar year-ends compared to the Company which has a fiscal year-end of February 28 (February 29 in leap years). Investments in and advances to affiliated companies are as follows:

                                                                As of February 28, 1997
                           -------------------------------------------------------------------------------------------------
                               Investments in          Cumulative Equity
                               and Advances to       in Income (Losses) of    Cumulative  Translation   Valuation
                            Affiliated Companies    Affiliated Companies(1)          Adjustment         Allowance    Total
                           -----------------------  ------------------------  ------------------------  ----------  --------
Europe
------
UPC......................         $150,442                  $(40,224)                  $(11,044)        $   --      $ 99,174
Monor Communications.....           27,182                    (8,221)                    (4,575)            --        14,386
Iberian Programming
  Services...............           11,187                    (4,734)                        --             --         6,453

Latin America
-------------
VTRH(2)..................           82,010                    (2,122)                    (1,502)            --        78,386
Megapo...................           32,491                      (727)                    (1,420)            --        30,344
TVSB.....................            6,132                    (2,860)                        --             --         3,272
Jundiai..................            4,984                    (1,214)                        --             --         3,770
United Family
  Communications.........            1,739                       (10)                        --             --         1,729

Asia/Pacific
------------
XYZ......................           16,202(3)                (16,312)                       110             --            --
SCS......................            8,599                      (366)                       155             --         8,388
HITV.....................            6,073                       (16)                        --             --         6,057

Other
-----
Teleport St. Petersburg..            3,119                    (1,051)                        --         (2,068)           --
                                  --------                  --------                   --------      ---------      --------

                                  $350,160                  $(77,857)                  $(18,276)       $(2,068)     $251,959
                                  ========                  ========                   ========      =========      ========

(1) Does not include cumulative equity in losses of Net Sao Paulo of $9,979 as the Company sold its investment in August 1996. Also, does not include cumulative equity in income of STX of $613 and cumulative equity in losses of Cablevision of $5,198 as these assets were exchanged for a 34% interest in VTRH on August 31, 1996.
(2) On August 31, 1996, the Company's investments in STX and Cablevision were carried at $52,474 and $27,873, respectively. The Company exchanged its investments in STX and Cablevision for a 34% interest in VTRH. Accordingly, such amounts are reflected as investment in VTRH as of February 28, 1997.
(3) Includes an accrued funding obligation of $1,270 at December 31, 1996.

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


                                                               As of February 29, 1996
                                 ------------------------------------------------------------------------------------
                                    Investments in          Cumulative Equity       Cumulative
                                    and Advances to       in Income (Losses) of    Translation   Valuation
                                 Affiliated Companies    Affiliated Companies(1)    Adjustment   Allowance       Total
                                 --------------------    -----------------------    ----------   ---------      --------
Europe
------
UPC(2)........................          $150,442                    $(15,559)        $(3,758)    $    --        $131,125
Monor Communications..........            24,632                      (5,573)         (2,654)         --          16,405
Iberian Programming Services..             4,377                        (413)             --          --           3,964
Latin America
-------------
STX/Cablevision...............            60,362                        (832)           (796)         --          58,734
Net Sao Paulo.................            16,054                      (8,290)             --          --           7,764
TVSB..........................             6,118                      (1,582)             --          --           4,536
Megapo........................            32,491(3)                      (48)         (1,257)         --          31,186
Jundiai.......................             2,673                        (756)             --          --           1,917
Asia/Pacific
------------
Saturn........................             6,014                      (1,802)            112          --           4,324
XYZ...........................            11,718(4)                  (11,737)            111          --              92
SCS...........................             6,346                        (148)            183          --           6,381
HITV..........................             2,153                         (10)             --          --           2,143
Other
-----
Teleport St. Petersburg.......             2,961                      (1,051)             --      (1,910)             --
ITN...........................             3,862                      (1,032)             --          --           2,830
Other.........................               805                          (1)             --          --             804
                                        --------                    --------         -------   ---------        --------
                                        $331,008                    $(48,834)        $(8,059)    $(1,910)       $272,205
                                        ========                    ========         =======   =========        ========

(1) Does not include cumulative equity in losses of Austar of $3,788 as Austar's balance sheet is consolidated as of December 31, 1995. Also, does not include cumulative equity in losses of TV Cabo Rio of $381 as the Company sold its investment in December 1995 for a gain of $11,881.

(2) The assets contributed to UPC were contributed at net book value which was net of $17,260 in cumulative equity losses. Also includes cash contributed to UPC of $78,200 and common stock issued to Philips valued at $50,000 on the date of issuance.

(3) Of this amount, $12,000 was advanced as a note receivable as of February 28, 1995, and was contributed to equity at closing in June 1995.

(4) Includes $4,132 of investment prior to the receipt of $4,132 of proceeds received from the sale of 50% of the Company's interest. As the Company had recorded equity in losses from XYZ in an amount equal to its invested capital, the Company recognized a gain of $4,132 on this transaction. In addition, the Company accrued an additional funding obligation of $1,834 as of December 31, 1995.

   As of February 28, 1997 and February 29, 1996, the Company had the following differences related to the excess of cost over the net tangible assets acquired included in the above table. Such differences are being amortized over 15 years.

                         As of February 28, 1997    As of February 29, 1996
                        -------------------------  -------------------------
                          Basis      Accumulated     Basis      Accumulated
                        Difference  Amortization   Difference  Amortization
Europe                  ----------  -------------  ----------  -------------
------
UPC...................     $25,588       $(3,218)     $29,636       $(1,287)
Monor Communications..       3,959          (837)       2,707          (631)
Latin America
-------------
VTRH..................      17,505          (363)          --            --
STX/Cablevision(1)....          --            --       19,241          (866)
Net Sao Paulo(2)......          --            --        3,529          (927)
TVSB..................       2,953          (680)       3,757          (250)
Megapo................      23,661        (2,583)      25,369          (865)
Jundiai...............         393           (87)         393           (39)
Asia/Pacific
------------
Saturn(3).............          --            --        2,220          (107)

(1) The Company exchanged its 100% interest in Cablevision and STX for a 34% interest in VTRH in 1996.
(2)  Net Sao Paulo was sold  in August 1996.
(3)  Effective July 1, 1996, the Company began consolidating Saturn.

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


Other Investments in Affiliated Companies, including Marketable Equity
Securities

   The cost method of accounting is used for the Company's other investments in affiliated companies in which the Company's ownership interest is less than 20% and where the Company does not exert significant influence, except for those investments in marketable equity securities. The Company classifies its investments in marketable equity securities in which its interest is less than 20% and where the Company does not exert significant influence as available for sale under SFAS 115 and, accordingly, accounts for such investments at fair market value.

Property, Plant and Equipment

   Property, plant and equipment is stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. All subscriber equipment and capitalized installation labor is depreciated over 3 years. Upon disconnection of an MMDS subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor is written off. Depreciation expense is computed using the straight-line method over the estimated useful lives shown below. Detail of property, plant and equipment is as follows:

                                              As of          As of
                                          February 28,   February 29,   Average
                                              1997           1996        Life
                                          -------------  -------------  -------
MMDS distribution facilities............    $ 57,074        $15,417      5-10
Cable distribution networks.............      22,795            891      5-10
Subscriber premises equipment and
 converters.............................     126,007          7,728         3
Furniture and fixtures..................       3,418            860      5-10
Leasehold improvements..................       3,593          1,678      6-10
Other...................................      35,833          6,625       3-5
                                            --------        -------
                                             248,720         33,199
        Accumulated depreciation........     (29,378)        (2,097)
                                            --------        -------
        Net property, plant and             $219,342        $31,102
         equipment......................    ========        =======

   Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

Acquisition, Transaction and Development Costs

   The Company capitalizes direct and incremental costs incurred relative to pursuing potential investments. If an investment is made, these costs are either reimbursed to the Company by the affiliated company or capitalized as part of the cost basis of the Company's investment. If the potential investment is abandoned, these costs are expensed. The Company had deferred acquisition, transaction and development costs as follows:

                                            As of          As of
                                        February 28,   February 29,
                                            1997           1996
                                        -------------  -------------
  Europe..............................       $   361        $   783
  Asia/Pacific........................         2,954          2,073
  Latin America.......................         3,448          2,494
  Other...............................           486            191
                                             -------        -------
                                               7,249          5,541
      Reserve.........................        (1,000)        (1,000)
                                             -------        -------
                                             $ 6,249        $ 4,541
                                             =======        =======

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


   In connection with the UPC transaction, the Company contributed its development costs in Europe to UPC and received equity credit for $3,391 and was reimbursed for $1,107.

   The Company expensed acquisition, transaction and development costs of $3,970, $1,217 and $2,334 related to the abandonment of projects during the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

Goodwill

   The Company's acquisition of an additional 40% economic interest in Austar was recorded as a step acquisition. The majority of the purchase price of $45,081 was recorded as goodwill as the underlying net book value of all tangible and intangible assets approximated their respective fair values at that date. Accordingly, goodwill of $44,790 is being amortized over 15 years beginning January 1, 1996. In July 1996, the Company acquired the remaining 50% interest in Saturn, resulting in an additional $8,773 of goodwill which is being amortized over 15 years. In November 1996, the Company acquired its interest in Bahia Blanca (see Note 3). The majority of the purchase price was recorded as goodwill.

Recoverable Amounts of Tangible and Intangible Assets

   The carrying amount of all tangible and intangible assets are reviewed periodically whenever events and circumstances indicate the carrying value of the assets may exceed their recoverable amount. The recoverable amounts of all tangible and intangible assets have been determined using net cash flows which have not been discounted to their present values.

Other Non-Current Assets

   Other non-current assets are comprised of the following:

                                                As of         As of
                                             February 28,  February 29,
                                                 1997          1996
                                             ------------  ------------
   Deferred debt offering costs, net.......       $22,384       $17,611
   License fees, net.......................        10,387        10,693
   Receivables from related parties........           841            --
   Other, net of reserve...................         8,779           708
                                                  -------       -------
                                                  $42,391       $29,012
                                                  =======       =======

   An affiliate of Tele-Communications, Inc. ("TCI") made certain advances to the subsidiaries of Swedish Cable and Dish ("SCD") prior to the Company's acquisition of SCD in 1989. In connection with the acquisition, the Company agreed to cause those subsidiaries to repay the advances at closing and the minimum amount agreed by all parties to be outstanding was repaid at that time. During February 1996, the Company paid the remainder of $4,100 (including accrued interest) to TCI and recorded a receivable from SCD for such amount.
The Company also recorded a reserve for the full amount as of February 29, 1996. In December 1996, the Company received $2,198 from SCD pursuant to these agreements. The Company recorded such amount as a reduction of its provision for losses on investment related costs.

   The acquisition of MMDS licenses has been recorded at cost. The cost to acquire these licenses ($10,520), acquired for a 5-year period for Australia, will be amortized over the remaining license period upon commencement of operations. The licenses are renewable every 5 years. In Tahiti, the license rights, totaling $2,387, are amortized over a 10-year period.

Revenue Recognition

   Monthly service revenues are recognized as revenue in the period the related services are provided to the subscribers. Installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs. To the extent installation fees exceed direct selling costs, the excess would be deferred and amortized over the average contract period.

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


Concentration of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of subscriber receivables. Concentrations of credit risk with respect to subscriber receivables are limited due to the large number of customers comprising the Company's customer base.

Income Taxes

   The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of assets and liabilities and carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which are not expected to be realized.

SAB 51 Accounting Policy

   Under Staff Accounting Bulletin Number 51 ("SAB 51"), the "gain" ($5,898) recognized by the Company upon the issuance by UIH A/P of a 2.6% interest in UIH A/P for a 50% interest in Saturn was credited directly to equity as the UIH A/P shares were in effect sold subject to repurchase due to the conversion feature granted to the holder. The Company has adopted a SAB 51 policy to record all gains as a result of stock sales by its subsidiaries in the statement of operations except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

Foreign Operations

   The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in United States dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at year-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity.

   Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

   In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations in foreign countries are translated based on average exchange rates for the period while balance sheet amounts are translated at period-end exchange rates. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not agree to changes in the corresponding balances on the Consolidated Balance Sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

Supplemental Cash Flow Disclosures

   Cash paid for interest was $870, $1,018 and $454 and cash received for interest was $3,255, $9,278 and $5,496 for fiscal 1997, 1996 and 1995, respectively. In connection with the Company's acquisition of an additional 40% economic interest in CTV and STV, the Company issued preferred stock having an initial liquidation value of $29,840. See Notes 3 and 8. In July 1996, the Company acquired the remaining 50% interest in Saturn by issuing 13 shares of UIH A/P common stock valued at $7,800. The Company's acquisition, transaction and development costs of approximately $3,800, for which the

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


Company received equity credit, were capitalized by Kabel Net as property and equipment and deferred charges during February 28, 1995. The Company acquired $3,632 of assets with capital leases for the year ended February 28, 1997.

Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year's presentation.

3. Acquisitions

   Austar

   In December 1995, the Company acquired an additional 40% effective economic interest in Austar from other shareholders increasing its effective economic interest to 90%. The Company paid $15,240 in cash and issued 170,513 shares of its convertible preferred stock having an initial liquidation value of $29,840 for the additional 40% effective economic interest. Details of the net assets acquired, which were denominated in Australian dollars and translated to U.S. dollars using the exchange rate on the day of the acquisition, are as follows:


Tangible assets....................................   18,267
Intangible assets..................................    8,643
Receivables, prepaids and other....................    2,704
Cash...............................................    7,222
Accounts payable and accrued liabilities...........   (6,140)
Other debt.........................................     (890)
Minority shareholders' interest....................   (2,363)
Net investment prior to acquisition of 40%.........  (27,153)
Net assets.........................................      290
Goodwill...........................................   44,790
                                                    --------
     Total consideration........................... $ 45,080
                                                    ========

   The Company's cumulative investment in Austar as of February 29, 1996 includes cash invested of $19,903, bridge loans of $17,400, the purchase of a 10% interest from another shareholder for $5,613 and the purchase of the 40% interest from another shareholder for $45,080. The Company's equity in losses from Austar for the years ended February 29, 1996 and February 28, 1995 were $3,036 and $748, respectively. The Company invested an additional $149,076 in Austar during fiscal 1997, and acquired the remaining minority interest in October 1996 for $7,920.

   Telefenua

   In January 1995, the Company acquired an initial 90% economic interest in Telefenua in exchange for a cash contribution into Telefenua of $6,060, the contribution of a note and accrued interest due UIH of $817 and equipment leased to Telefenua totaling $2,039. Details of the net assets acquired, which were dominated in French Pacific francs and translated to U.S. dollars using the exchange rate on the day of acquisition, are as follows:

Tangible assets......................................  $ 4,213
Intangible assets....................................    1,835
Other................................................      107
Cash.................................................    6,181
Accounts payable and accrued liabilities.............     (783)
Due to affiliate.....................................   (2,110)
Minority shareholders' interest......................     (527)
                                                       -------
     Total consideration.............................  $ 8,916
                                                       =======

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)



   The purchase price was allocated to the net assets acquired based on relative fair market values.

   The Company's cumulative investment in Telefenua at February 29, 1996 includes the cash and notes contributed of $6,877, an equipment lease of $2,285 and bridge loans in the amount of $4,527, plus additional cash investment during 1996 totaling $3,048. The Company's consolidated assets, liabilities, revenues, expenses and net loss after intercompany eliminations related to Telefenua for the year ended December 31, 1995 totaled $10,989, $9,710, $1,882, $5,438 and
$3,556, respectively.

   In response to a legal challenge by the President of Tahiti, the Conseil d'Etat of France recently cancelled a decree authorizing the issuance of MMDS licenses by the French communications agency in French Polynesia and similar French territories. The cancellation could provide a legal basis to cancel a required authorization already granted to Telefenua by the French communications agency. The territorial government in Tahiti has brought an action in French court seeking such cancellation, although such cancellation has not yet taken place. A law recently enacted by the French Parliament gives Telefenua a legal basis to ask for a new authorization from the communications agency, should the existing authorization be nullified. There can be no assurance, however, that if the existing authorization is nullified a new authorization will be obtained, or if a new authorization is obtained, that it would not differ from the existing authorization.

   Saturn

   In 1994, the Company acquired a 50% interest in Saturn. In July 1996, the Company acquired the remaining 50% of Saturn by issuing 13 shares of UIH A/P's common stock valued at $7,800. Details of the net assets acquired, which were determined in New Zealand dollars and translated to U.S. dollars using the exchange rate on the day of the acquisition, are as follows:


Tangible assets.......................................      $ 8,509
Receivables, prepaids and other.......................          373
Cash..................................................          708
Accounts payable and accrued liabilities..............       (1,430)
Net investment prior to acquisition of 40%............       (9,133)
                                                            -------
                                                               (973)
Goodwill..............................................        8,773
                                                            -------
     Total consideration..............................      $ 7,800
                                                            =======

   The Company's cumulative investment in Saturn as of December 31, 1996 was $18,561.

   Bahia Blanca

   In October 1996, the Company acquired 100% of two cable systems and 80% of a third system, serving the cities of Bahia Blanca and Punta Alta, for approximately $52,520. Under the terms of the agreements, the Company may acquire, or be required to purchase the remaining 20% of one system between April 24, 1998 and October 31, 1998. The Company has accrued $4,406 related to this option. The Company paid $26,382 in cash at the date of acquisition, with the remaining $26,138 to be paid over eighteen months. Details of the net assets acquired, based on a preliminary allocation of the purchase price, which were denominated in Argentine pesos and translated to U.S. dollars using the exchange rate on the date of acquisition, are as follows:

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

Tangible assets.......................................         $  4,051
Goodwill..............................................           63,464
Cash..................................................               97
Other.................................................            5,958
Accounts payable and accrued liabilities..............          (20,807)
Notes payable.........................................             (243)
                                                               --------
                                                                 52,520
  Less purchase money notes...........................          (26,138)
                                                               --------
  Total cash consideration at closing.................         $ 26,382
                                                               ========

4. Investments in and Advances to Affiliated Companies, Accounted for Under the Equity Method

   Investments in and advances to affiliated companies accounted for under the equity method amounted to $251,959 and $272,205 at February 28, 1997 and February 29, 1996, respectively.

   Condensed financial information for the Company's significant equity investees is presented below:

UPC

   On July 13, 1995, the Company completed the transaction with Philips resulting in the formation of UPC. The Company and Philips each own 50% of UPC and contributed to UPC their interests in their respective European and Israeli multi-channel television systems, related programming services and their European multi-channel television and programming development opportunities.
The Company also contributed $78,200 in cash to UPC and issued to Philips 3,169,151 shares of its Class A Common Stock having a value of $50,000 (at date of closing). In addition, UPC issued to Philips $133,600 of convertible subordinated pay-in-kind notes. Condensed financial information for UPC, stated in U.S. dollars, is as follows:


                                                            As of
                                                         December 31,
                                                      ------------------
                                                        1996      1995
                                                      --------  --------
Condensed Consolidated Balance Sheet Data
Cash............................................      $ 24,487  $ 77,049
Property, plant and equipment, net..............       238,179   172,752
Intangible assets, net..........................       267,029   292,932
Other assets....................................       123,261   146,597
                                                      --------  --------
    Total assets................................      $652,956  $689,330
                                                      ========  ========

Accounts payable and accrued liabilities........      $356,421  $350,569
Notes payable...................................       147,234   132,955
Minority interest...............................         2,616       871
Shareholders' equity............................       146,685   204,935
                                                      --------  --------
   Total liabilities and shareholders' equity...      $652,956  $689,330
                                                      ========  ========


                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)



                                        For the             From Inception
                                       Year Ended      (July 13, 1995) through
                                   December 31, 1996      December 31, 1995
                                   ------------------  ------------------------
Condensed Consolidated Income
 Statement Data
Revenue..........................           $140,827                  $ 62,300
Operating, selling, general and              (91,501)                  (41,308)
 administrative expenses.........
Depreciation and amortization....            (53,211)                  (26,259)
                                            --------                  --------
     Net operating loss..........             (3,885)                   (5,267)
Interest, net....................            (32,655)                  (10,476)
Equity in losses of investee                  (5,458)                  (10,062)
 companies, net..................
Other............................             (1,560)                      (23)
                                            --------                  --------
     Net loss....................           $(43,558)                 $(25,828)
                                            ========                  ========

Monor Communications

   In September 1994, the Company acquired a 47.6% (which was later increased to 48.4%) net equity interest in Monor Communications Group, Inc. ("Monor Communications") which indirectly owns a controlling interest in a local-loop telephony concession for the region of Monor, Hungary. Condensed financial information, derived from audited consolidated financial statements for Monor Communications and its subsidiaries which were audited by Coopers & Lybrand LLP, stated in U.S dollars, is as follows:

                                                      As of
                                                   December 31,
                                                      1995
                                                   ------------
Condensed Consolidated Balance Sheet
 Data
Cash....................................               $   431
Property, plant and equipment, net......                54,532
Intangible assets, net..................                 3,619
Other assets............................                 4,720
                                                       -------
     Total assets.......................               $63,302
                                                       =======

Accounts payable and accrued liabilities               $ 7,758
Notes payable...........................                34,566
Deferred revenue........................                 1,361
Minority interest.......................                 1,706
Shareholders' equity....................                17,911
                                                       -------
     Total liabilities and                             $63,302
      shareholders' equity..............               =======


                                          For the Years Ended
                                              December 31,
                                          -----------------------
                                               1995       1994(1)
                                           ---------   ----------
Condensed Consolidated Income Statement
 Data
Revenue.................................    $ 5,508    $   347
Operating, selling, general and              (6,179)    (1,872)
 administrative expenses................
Depreciation and amortization...........     (2,851)      (477)
                                            -------    -------
      Net operating loss................     (3,522)    (2,002)
Interest, net...........................       (835)      (220)
Foreign currency (loss) gain............     (5,408)        19
Other...................................        463        489
                                            -------    -------
      Net loss..........................    $(9,302)   $(1,714)
                                            =======    =======

(1)  Monor Communications began operations in late 1993.

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

Megapo

   In June 1995, UIH LA completed its acquisition of Megapo Communicaciones de Mexico, S.A. de C.V. ("Megapo"). UIH LA had advanced Megapo $12,000 as of February 28, 1995, which was converted to equity at closing and paid an additional $19,600 (for a total purchase price of $31,600) for a 49% interest in four operating subsidiaries and a 39.2% interest in a fifth operating subsidiary of Megapo. Condensed combined financial information, derived from audited financial statements for Megapo which were audited by Galaz, Gomez, Morfin, Chavero, Yamazaki, stated in U.S dollars, is as follows:

                                                  As of
                                              December 31,
                                                  1995
                                              ------------
Condensed Combined Balance Sheet Data
Cash....................................      $ 9,609
Property, plant and equipment, net......        2,428
Other assets............................        3,545
                                              -------
     Total assets.......................      $15,582
                                              =======

Accounts payable and accrued liabilities      $ 1,770
Notes payable...........................          589
Deferred revenue........................          491
Shareholders' equity....................       12,732
                                              -------
     Total liabilities and                    $15,582
      shareholders' equity..............      =======


                                           For the Years Ended
                                               December 31,
                                           -------------------
                                              1995        1994
                                           -------    --------
Condensed Combined Income Statement Data
Revenue.................................   $11,672    $ 18,927
Operating, selling, general and             (6,814)    (13,816)
 administrative expenses................
Depreciation and amortization...........    (1,558)     (1,884)
                                           -------    --------
      Net operating income..............     3,300       3,227
Interest, net...........................       243        (368)
Foreign currency gain...................     1,848          --
Other...................................    (1,809)     (2,182)
                                           -------    --------
      Net income........................   $ 3,582    $    677
                                           =======    ========

CTV

   In September 1994, the Company began to fund its 40% economic interest in CTV, an Australian company that currently holds MMDS licenses in Australia. The Company then acquired an additional 10% economic interest in CTV from another shareholder for $5,613. As noted above, in December 1995, the Company purchased an additional 40% economic interest in CTV which increased its economic interest to 90%, and accordingly, the Company consolidated the balance sheet of CTV effective December 31, 1995.

   Condensed financial information for CTV, stated in U.S. dollars, is as follows:

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

                                            For the Years Ended
                                               December 31,
                                          -----------------------
                                             1995       1994(1)
                                          -----------  ----------
Condensed Consolidated Income Statement
 Data
Revenue.................................     $   433     $  --
Operating, selling, general and               (4,804)     (243)
 administrative expenses................
Depreciation and amortization...........      (1,113)       (3)
                                             -------     -----
     Net operating loss.................      (5,484)     (246)
Interest, net...........................         914       246
Other...................................         245        --
                                             -------     -----
     Net loss...........................     $(4,325)    $  --
                                             =======     =====

(1) CTV  began operations during 1994.

Net Sao Paulo

   During fiscal 1994, the Company acquired a 20% interest in Net Sao Paulo. During fiscal 1995, through a series of transactions, the Company increased its ownership to 34%. Condensed financial information for Net Sao Paulo derived from audited financial statements which were audited by Price Waterhouse stated in U.S dollars, is as follows (the report of other auditors referred to above with respect to Net Sao Paulo indicates there is substantial doubt about Net Sao Paulo's ability to continue as a going concern):


                                                          As of
                                                      December 31,
                                                          1995
                                                     ---------------
Condensed Consolidated Balance Sheet Data
Cash....................................                  $   211
Property, plant and equipment, net......                   40,365
Other assets............................                      965
                                                          -------
    Total assets........................                  $41,541
                                                          =======

Accounts payable and accrued liabilities                  $16,218
Notes payable...........................                   15,281
Deferred revenue........................                    8,852
Shareholders' equity....................                    1,190
                                                          -------
    Total liabilities and shareholders' equity            $41,541
                                                          =======


                                            For the Years Ended
                                               December 31,
                                          --------------------------
                                              1995           1994(1)
                                          --------        ----------
Condensed Consolidated Income Statement
 Data
Revenue.................................  $ 12,016        $ 1,144
Operating expenses......................   (10,786)        (1,630)
Selling, general and administrative         (9,753)        (5,227)
 expenses...............................
Depreciation and amortization...........    (2,957)          (287)
                                          --------        -------
   Net operating loss...................   (11,480)        (6,000)
Interest, net...........................    (2,625)        (1,725)
Foreign currency (loss) gain............        (6)           949
                                          --------        -------
    Net loss............................  $(14,111)       $(6,776)
                                          ========        =======

(1)  Net Sao Paulo began operations in late 1993.

   The Company sold its interest in Net Sao Paulo in August 1996 for $43,098 in cash and a $35,000 note receivable. The Company recognized a gain of $65,249 on the transaction.

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


XYZ

   Century United Programming Ventures Pty Limited, an Australian corporation, owned equally by UIH A/P and Century Communications Corp., holds a 50% interest in XYZ Entertainment Pty Limited ("XYZ"). In October 1994, UIH A/P acquired an initial 50% interest in XYZ. In September 1995, a third party purchased a 50% interest in XYZ, thereby diluting UIH A/P's indirect interest in XYZ to 25%.
UIH A/P recognized a gain on sale of investment of approximately $4,132 as a result of the sale.

   Condensed financial information for XYZ stated in U.S. dollars, which is derived from financial statements audited by Deloitte Touche Tohmatsu, is as follows:

                                                          As of
                                                      December 31,
                                                          1995
                                                     ---------------
Condensed Consolidated Balance Sheet Data
Cash....................................                 $  2,309
Property, plant and equipment, net......                    2,499
Intangible assets, net..................                    1,871
Other assets............................                    1,933
                                                         --------
    Total assets........................                 $  8,612
                                                         ========

Accounts payable and accrued liabilities                 $ 16,068
Shareholder loans.......................                   21,597
Shareholders' equity....................                  (29,053)
                                                         --------
    Total liabilities and shareholders' equity           $  8,612
                                                         ========


                                            For the Years Ended
                                               December 31,
                                          -------------------------
                                              1995           1994(1)
                                          --------       -----------
Condensed Consolidated Income Statement
 Data
Revenue.................................  $  1,266       $     --
Operating, selling, general and            (27,511)          (183)
 administrative expenses................
Depreciation and amortization...........    (2,662)            --
                                          --------       --------
    Net operating loss..................   (28,907)          (183)
Interest, net...........................       145              2
                                          --------       --------
    Net loss............................  $(28,762)      $   (181)
                                          ========       ========

(1)  XYZ began operations in late 1994.

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

5.  Senior Secured Notes and Other Debt

  Debt consists of the following:

                                              As of          As of
                                          February 28,   February 29,
                                              1997           1996
                                          -------------  -------------
November 1994 14% senior secured
 discount notes, net of unamortized
 discount...............................      $264,985       $228,828
November 1995 14% senior secured
 discount  notes, net of unamortized
 discount...............................        90,161         78,745
February 1996 14% senior secured
 discount notes, net of unamortized
 discount...............................        55,193         49,140
May 1996 14% UIH A/P senior notes, net
 of unamortized discount................       245,182             --
Note payable to a company, interest at
 1.5% above the rate published by a
 certain Chilean bank, principal and
 interest due quarterly until June
 1998, secured by shares of STX.........         5,447             --
Note payable to a bank, paid in July
 1996...................................            --          9,820
Note payable to a bank, paid in August
 1996...................................            --          3,828
Capitalized lease obligations...........         4,959            890
Mortgage note, interest at 7.885%, 7
 year term..............................         1,252             --
Other...................................         9,114            123
                                              --------       --------
                                               676,293        371,374
Less current portion....................        (1,333)          (147)
                                              --------       --------
     Total senior secured notes and
      other debt........................      $674,960       $371,227
                                              ========       ========

   In November 1994, the Company sold 394,000 units consisting of $394,000 14% senior secured discount notes due November 15, 1999 (the "1994 Notes") and 394,000 Warrants, including related put rights (the "Warrants") to purchase a total of 1,786,699 shares of Class A Common Stock at a price of $15 per share
(collectively, the "Offering") for net proceeds of $192,771.   At any time
between January 31, 1996 and March 1, 1996, the warrant holders had the right to require the Company to repurchase all or a part of the warrants for $28.34 per warrant. Holders of the Warrants required the Company to purchase 76,070 warrants to purchase 344,932 shares of Class A Common Stock for a cost of $2,156 on March 1, 1996. The remaining value assigned to the warrants of $9,011 was reclassified to additional paid-in capital on March 1, 1996. The remaining outstanding warrants are exercisable at any time before November 15, 1999. The 1994 Notes are deemed, for accounting purposes, to accrete interest at a rate of 15.24% compounded semi-annually and no cash interest payments will be made prior to maturity on November 15, 1999, at which time $394,000 will be payable.

   In November 1995, the Company sold 130,000 14% senior secured notes (the "1995 Notes"). The 1995 Notes were issued at a discount from their principal amount of $130,000 resulting in net proceeds to the Company of $63,886 and accrete interest at a rate of 14.0% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999, at which time $130,000 will be payable.

   In February 1996, the Company sold 75,350 14% senior secured notes (the "1996 Notes"). The 1996 Notes were issued at a discount from their principal amount of $75,350 resulting in net proceeds to the Company of $47,356 and are deemed, for accounting purposes, to accrete interest at a rate of 11.875% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999, at which time $75,350 will be payable.

   On May 14, 1996, UIH A/P raised total gross proceeds of approximately $225,115 from the private placement of $443,000 aggregate principal amount of senior notes (the "UIH A/P Notes"). No cash interest payments are required until May 15, 2001, at which time cash interest payments will be payable semi-annually on each May 15 and November 15. The UIH A/P Notes are due May 15, 2006. In September 1996, the UIH A/P Notes were exchanged for 14% Senior Discount Notes due 2006, Series B. Effective May 16, 1997, the interest rate on the UIH A/P Notes increased by an additional 0.75% per annum. The UIH A/P Indenture permits dividends to be paid from UIH A/P to the Company only if certain financial conditions are met; however, these conditions are not presently being met.

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


   If UIH A/P does not consummate an issuance of capital stock resulting in gross proceeds to UIH A/P of at least $70,000 (an "Equity Sale") prior to November 16, 1997, the then holders of the UIH A/P Notes will be entitled to receive warrants to purchase 3% of the common stock of UIH A/P, assuming the aggregate fair market value of UIH A/P's equity is $150,000, or, in certain circumstances, of UAP. UIH A/P plans to pursue additional sources of funding that may constitute an Equity Sale although there can be no assurance that UIH A/P will be successful in concluding an Equity Sale prior to November 16, 1997.

   The market value, based on trades were as follows:

                            Book Value  Market Value
                            ----------  ------------
As of February 28, 1997:
   1994 Notes.............    $264,985      $289,590
   1995 Notes.............    $ 90,161      $ 95,550
   1996 Notes.............    $ 55,193      $ 55,382
 UIH A/P Notes (1)........    $245,182      $230,360

As of February 29, 1996:
   1994 Notes.............    $228,828      $256,100
   1995 Notes.............    $ 78,745      $ 84,500
   1996 Notes.............    $ 49,140      $ 48,978

(1)  Amounts for UIH A/P Notes are as of December 31, 1996.

   The 1994 Notes, 1995 Notes and 1996 Notes (together the "Senior Notes") are secured by a first priority security interest in (i) all of the equity interests of United International Properties, Inc. ("UIPI"), a wholly-owned subsidiary formed to hold all of the Company's future investments in new properties and substantially all of its existing assets other than those that were contributed to UPC, and (ii) intercompany notes of UIPI held by the Company. The Senior Notes Indenture prohibits the Company from incurring any lien against its other assets, including its 50% ownership interest in UPC, except for ratable dilution caused by UPC's incentive option plan. The Indenture also prohibits certain subsidiaries from incurring any lien against their assets other than liens securing certain permitted project financings. The Indenture generally prohibits making investments in entities that are not "restricted" by the terms of the Indenture. The Company has the option to invest in "unrestricted entities" in an aggregate amount equal to the sum of $50,000 plus the aggregate amount of net cash proceeds from sales of equity and subordinated indebtedness by the Company after the date of the Indenture.

   The Senior Notes are senior secured obligations of the Company. The Senior Notes rank paripassu in right of payment with all future senior obligations of the Company and senior in right of payment to all future subordinated indebtedness of the Company. The Indenture will prohibit the Company from incurring additional senior indebtedness with a certain limited exception for $15,000 of guarantees.


   The Company's maturities of its debt is as follows:

   1998                                            $     --
   1999..........................................    14,561
   2000..........................................   410,339
   2001..........................................        --
   2002 and thereafter...........................   246,434
                                                   --------
                                                    671,334
         Capitalized lease obligations...........     4,959
                                                   ========
         Total Senior notes and other debt.......  $676,293
                                                   ========

6. Commitments

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


   The Company has entered into various operating lease agreements for office space, office furniture and office equipment. Rental expense under these lease agreements totaled $3,481, $794 and $679 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

   The Company has operating lease obligations and other non-cancelable commitments as follows:


1998....................................................  $ 4,539
1999....................................................    4,170
2000....................................................    2,533
2001....................................................    2,017
2002 and thereafter.....................................    3,522
                                                          -------
                                                          $16,781
                                                          =======

   The Company has license fees payable annually as follows:

1998....................................................  $ 2,629
1999....................................................    2,629
2000....................................................    2,629
2001....................................................    2,338
2002 and thereafter.....................................    1,021
                                                          -------
                                                          $11,246
                                                          =======

   The Company has capital lease obligations as follows:

1998....................................................  $ 1,764
1999....................................................    1,753
2000....................................................    2,151
2001....................................................      113
2002 and thereafter.....................................       47
                                                          -------
                                                            5,828
  Future finance charges................................     (869)
                                                          -------
                                                          $ 4,959
                                                          =======

   During 1994, CTV and STV entered into franchise agreements with Australis. The agreements carry 15-year terms and may be extended for an additional 10 years. The agreements provide for an exclusive license and franchise for MMDS and satellite services and a non-exclusive license and franchise for cable services for all franchisor services including uplink and programming including Channel [V] (a 24-hour music video channel), Arena, Showtime, Nickelodeon, TVI, Encore, Discovery and Fox Sports (the "Galaxy Package"). Under the agreements, minimum payments are due, which include service fees based on varying percentages of net revenues as defined in the agreement, and subscription levies which are dependent on the number of subscribers.

   For a five year period beginning July 1997, Austar has secured a 54 MHz transponder capable of broadcasting between 10 and 15 digital channels on the Optus Vision Pty Limited ("Optus Vision") satellite. Optus Vision currently transmits the Galaxy Package and, pursuant to an agreement with Australis, has the right to deliver such programming to its customers through the Galaxy system. The Company will pay approximately $480 per month in satellite service fees under its agreement with Optus Vision. Satellite fees payable are as follows:


1998....................................................  $ 2,880
1999....................................................    5,760
2000....................................................    5,760
2001....................................................    5,760
2002....................................................    5,760
2003....................................................    2,880
                                                          -------
                                                          $28,800
                                                          =======

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

   Although Austar's franchise agreements were formerly exclusive for all multi-channel television including MMDS and cable television operations, the Company and Austar have recently agreed to allow Foxtel Management Pty Limited ("Foxtel") to carry the Galaxy Package on Foxtel's wireline cable television systems throughout Australia. This agreement provides that Austar will be compensated for any Foxtel subscriber in its franchise area in an amount equal to the profit margin Austar would have received if it had sublicensed such programming to Foxtel (the "Australis Arrangement"). As of February 28, 1997, the Company had executed guarantees of certain facilities totaling $12,031.

7.     Contingencies

   In October 1996, a complaint was served on UIH by an individual who claimed to have worked with UIH in connection with the acquisition by Austar of certain of its licenses claiming that UIH owes him a 12.5% equity interest in unspecified subsidiaries of UIH in consideration of services purportedly provided. This complaint, seeking an unspecified amount of damages, is pending in a civil court in Melbourne, Australia. UIH intends to vigorously defend these claims, which UIH believes are without merit.

   On November 6 ,1996, Austar filed a complaint in the Supreme Court of New South Wales, Commercial Division, seeking a injunction to prevent (i) Australis from transferring its satellite delivery systems and associated infrastructure to its joint venture with Optus Vision and (ii) Optus Vision from using such infrastructure by any entity other than Austar for the provision of DTH services within Austar's franchise areas violates the terms of Austar's franchise agreement with Australis which granted Austar an exclusive license and franchise to use the infrastructure within its franchise areas. Austar is seeking injunction relief or, in the alternative, damages associated with this violation of its franchise agreements. On December 6, 1996, Australis filed counterclaims against Austar and UIH A/P alleging generally that Austar and UIH A/P breached implied terms of the Australis Arrangement by seeking such injunction relief.
In addition, Optus Vision claims that the exclusive nature of Austar's franchise agreements violates Australia's Trade Practices Act. On May 9, 1997, pursuant to the court's permission, Austar amended its complaint to include claims that the agreement between Australis and Optus Vision violates Australia's Trade Practices Act and that Austar is entitled to damages arising from interference with its contractual relations with Australis under the Franchise Agreements. Austar's complaint was also amended to add as defendants two affiliates of Optus
Vision: Publishing and Broadcasting Ltd. and its subsidiary, Pay TV Optus. UIH A/P intends to vigorously defend its position.

   Australis, Austar's primary supplier of programming, is engaged in a rapid roll-out of service that has required a significant amount of capital and has strained its liquidity. Australis has recently closed private offerings of debt and equity securities that Australis announced would enable it to carry its business through to cash flow positive. If such financing is not sufficient to satisfy Australis' long-term capital needs, Australis may have difficulty meeting contractual obligations with respect to the four Galaxy channels distributed directly by Australis. UIH A/P believes that if Austar is no longer able to obtain the four Galaxy channels provided by Australis on an exclusive basis and it were required to seek replacement programming, it would have access to the same programming directly from the suppliers of the four Galaxy channels or sufficient alternative programming on competitive terms. There can be no assurance, however, that this would be the case and the inability of Austar to procure the same or suitable alternative programming at competitive rates and on an exclusive basis in its service areas could have a material adverse effect on UIH A/P.


8. Convertible Preferred Stock

   In connection with the Company's acquisition of an additional 40% economic interest in CTV and STV, the Company designated a new series of Convertible Preferred Stock, Series A, par value $0.01 per share ("Convertible Preferred Stock"), and issued 170,513 shares of Convertible Preferred Stock to one of the sellers from whom it purchased the CTV and STV interests. The Convertible Preferred Stock had an initial liquidation value of $175 per share and accrues dividends at a rate of 4% per annum, compounded quarterly. Each share of Convertible Preferred Stock is convertible into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $17.50. The

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


Company is required to redeem the Convertible Preferred Stock on June 19, 2000 at a redemption price equal to its then liquidation value plus accrued dividends. The Company has granted certain rights to holders of the Convertible Preferred Stock to register under the Securities Act of 1933 the sale of shares of Class A Common Stock into which the Convertible Preferred Stock may be converted.

9.   Stockholders' Equity

Common Stock

   In April 1993, the Company adopted a Restated Certificate of Incorporation pursuant to which the Company authorized the issuance of two classes of common stock, Class A Common Stock and Class B Common Stock and one class of preferred stock (the ''Recapitalization''). In connection with the Recapitalization, each share of the Company's then outstanding common stock was exchanged for approximately 69,716 shares of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes per share, while each share of Class A Common Stock is entitled to one vote per share. Each share of Class B Common Stock is convertible at any time at the option of the holder into one share of Class A Common Stock. The two classes of common stock are identical in all other respects.

   As of February 28, 1997, the Company did not have sufficient net tangible assets to satisfy that item of the current Nasdaq National Market listing maintenance criteria for the continued listing of its Class A Common Stock. Nasdaq has recently proposed new listing criteria that provide for various alternatives to be satisfied, one of which is having a market capitalization of $50 million or more. These proposed listing criteria are currently being reviewed for approval by the Securities and Exchange Commission. The Company would qualify under the new proposed listing criteria. The Company has begun discussions with Nasdaq regarding a waiver of the current listing maintenance criteria, and expects a decision on such a waiver request within approximately 30 days. There can be no assurance as to the timing or the outcome of such a request.

1993 Stock Option Plan

   The Company adopted the 1993 Stock Option Plan (the "Employee Plan") in May 1993. The Employee Plan is construed, interpreted and administered by the compensation committee consisting of members of the board of directors who are not employees of the Company (the "Committee"). The Committee has the discretion to determine the employees and consultants to whom options are granted, the number of shares subject to the options, the exercise price of the options (which may be below fair market value of the Company's common stock on the date of grant), the period over which the options become exercisable, the term of the options (including the period after termination of employment during which an option may be exercised) and certain other provisions relating to the option. The Employee Plan is authorized to grant options to purchase 3,300,000 shares of Class A Common Stock, of which 426,899 are available for grant as of February 28, 1997.

   Under the Employee Plan, options to purchase shares of the Company's Class A Common Stock may be granted to employees and consultants. Members of the Company's board of directors who are not employees are not eligible to receive option grants under the Employee Plan. The maximum term of options granted under the Employee Plan is ten years. The options vest over four years. Under the terms of the Employee Plan, all options outstanding become exercisable upon a change of control in the Company, as defined.

   The Company recorded deferred compensation of $2,463 for the year ended February 28, 1994, for options granted with an exercise price less than the fair market value of the common stock at the date of grant. Such deferred compensation is being amortized to expense over the period the required employment services are expected to be provided to the Company.

   During the year ended February 29, 1996, the Company recognized compensation expense of $1,575 related to the acceleration of the vesting provisions of options and the extension of the period in which such options may be exercised, granted to two officers who resigned during fiscal 1996.

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


Non-Employee Director Stock Option Plan

   The Company adopted a stock option plan for non-employee directors (the "Director Plan") effective June 1, 1993. The Director Plan provides for the grant of an option (a "Director's Option") to acquire 40,000 shares of Class A Common Stock to each member of the board of directors who was not also an employee of the Company (a "non-employee director") on June 1, 1993, and to each person who is newly elected to the board of directors as a non-employee director after June 1, 1993, on the date of their election. The Director's Options vest over a four year period. Vesting is accelerated upon a change of control of the Company as defined in the Director Plan.

Statement of Financial Accounting Standards No. 123  ("SFAS 123")

   SFAS 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on a fair value method of accounting. SFAS 123 allows companies to continue measuring compensation expense for such plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net loss and net loss per share, assuming the fair value method of SFAS 123 had been applied.

   The Company has elected to continue accounting for both of its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal 1997 and 1996 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                    For the Year Ended   For the Year Ended
                                     February 28, 1997    February 29, 1996
                                    -------------------  -------------------
Risk-free interest rate...........         6.38%                  6.05%
Expected lives....................      7 years                7 years
Expected volatility...............        54.72%                 57.05%
Expected dividend yield...........            0%                     0%

   All options initially vest 25% on the first anniversary of the date of grant and on a pro rata basis monthly thereafter. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

   The total fair value of options granted was approximately $5,376 and $6,821 for the years ended February 28, 1997 and February 29, 1996, respectively.
These amounts are amortized using the straight-line method over the vesting period of the options. Pro forma stock-based compensation, net of the effect of the forfeitures, was $2,002 and $1,556, respectively.

   If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's pro forma net loss and loss per share would have been the following:

                                                For the Year Ended         For the Year Ended
                                                 February 28, 1997          February 29, 1996
                                             ------------------------   ------------------------
                                              Net          Net Loss      Net          Net Loss
                                              Loss         Per Share     Loss         Per Share
                                              ----         ---------     ----         ---------
                                                  (in thousands, except per share amounts)
As reported............................    $(138,825)       $(3.56)    $(91,311)       $(2.68)
Pro forma..............................    $(140,827)       $(3.61)    $(92,867)       $(2.73)

   The fair value method of accounting for stock-based compensation plans under SFAS 123 recognizes the value of options granted as compensation expense over the option's vesting period and has not been applied to options granted prior to

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

March 1, 1995. Accordingly, the resulting pro forma compensation expense is not necessarily representative of what compensation expense will be in future years.

     A summary of stock option activity for the Employee Plan for the years ended February 28, 1997 and February 29, 1996 is as follows:

                                       1997                       1996
                             -------------------------  ------------------------
                                            Weighted-                 Weighted-
                               Number        Average      Number       Average
                                 of         Exercise        of        Exercise
                               Shares         Price       Shares        Price
                             ----------    -----------  ----------   -----------
Outstanding at beginning     2,315,122       $11.5673   1,735,834      $10.1347
 of year...................
Granted during the year....    655,000        13.0011     658,500       15.4171
Cancelled during the year..   (136,521)       15.6011     (41,712)      14.7934
Exercised during the year..    (39,750)        8.7925     (37,500)       9.2666
                             ---------       --------   ---------      --------

Outstanding at end of year.  2,793,851       $11.7458   2,315,122      $11.5673
                             =========       ========   =========      ========

Exercisable at end of year.  1,661,936                  1,161,748
                             =========                  =========

     A summary of stock option activity for the Director Plan for the years ended February 28, 1997 and February 29, 1996 is as follows:


                                        1997                       1996
                             ---------------------------  ----------------------
                                            Weighted-                 Weighted-
                               Number        Average      Number       Average
                                 of         Exercise        of        Exercise
                               Shares         Price       Shares        Price
                             ----------    -----------  ----------   -----------
Outstanding at beginning      280,000        $12.5358     280,000      $11.8575
 of year...................
Granted during the year....        --        $     --      40,000      $14.2497
Cancelled during the year..        --        $     --     (17,509)     $ 9.4999
Exercised during the year..        --        $     --     (22,491)     $ 9.4999
                              -------        --------     -------      --------

Outstanding at end of year.   280,000        $12.5358     280,000      $12.5358
                              =======        ========     =======      ========

Exercisable at end of year.   219,445                     150,000
                              =======                     =======

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


     The combined weighted-average fair values and weighted-average exercise prices of options granted during fiscal 1997 and 1996 are as follows:

                                                       1997                            1996
                                          ------------------------------  ------------------------------
                                            Number      Fair    Exercise    Number      Fair    Exercise
                                          of Options   Value     Price    of Options   Value     Price
                                          ----------  --------  --------  ----------  --------  --------
Exercise price less than market price...       5,000  $10.2382  $ 5.0000      25,000  $11.6065  $ 9.5000
Exercise price equal to market price....     550,000  $ 8.2285  $13.0968     673,500  $ 9.7651  $15.5674
Exercise price greater than market price     100,000  $ 7.9957  $12.8750          --  $     --  $     --
                                             -------                         -------
                                             655,000                         698,500
                                             =======                         =======

     The following table summarizes information about employee and director stock options outstanding and exercisable at February 28, 1997:

                                                  Options Outstanding                           Options Exercisable
                                 -----------------------------------------------------       --------------------------
                                                  Weighted-Average                                            Weighted-
                                  Number of          Remaining        Weighted-Average         Number          Average
                                   Options        Contractual Life        Exercise           of Options       Exercise
Exercise Price Range             Outstanding           (Years)             Price             Exercisable        Price
---------------------------      -----------      ----------------    ----------------       -----------      ---------
    $ 4.50 - $  5.00.......          257,000            6.11               $ 4.7432             223,625       $ 4.7515
    $ 9.50 - $14.25........        1,924,604            7.19                10.8102           1,125,711         9.6387
    $15.50 - $17.75........          892,247            7.42                16.0289             532,045        16.1133
                                   ---------            ----               --------           ---------       --------
           Total...........        3,073,851            7.17               $11.8178           1,881,381       $10.8888
                                   =========            ====               ========           =========       ========

10.  Income Taxes

     In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for foreign income taxes paid or accrued. Because the Company must calculate its foreign tax credit separately for dividends received from each foreign corporation in which the Company owns 10% to 50% of the voting stock, and because of certain other limitations, the Company's ability to claim a foreign tax credit may be limited, particularly with respect to dividends paid out of earnings subject to a high rate of foreign income tax. Generally, the Company's ability to claim a foreign tax credit is limited to the amount of U.S. taxes the Company pays with respect to its foreign source income. In calculating its foreign source income, the Company is required to allocate interest expense and overhead incurred in the United States between its U.S. and foreign activities. Accordingly, to the extent U.S. borrowings are used to finance equity contributions to its foreign subsidiaries, the Company's ability to claim a foreign tax credit may be significantly reduced. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings. The Company has an ownership interest in Telefenua, Cable Star and Bahia Blanca which are located in Tahiti, Peru and Argentina, with which the United States does not have income tax treaties. As a result, the Company may be subject to increased withholding taxes on dividend distributions and other payments from those entities and also may be subject to double taxation with respect to income generated by those entities.

     The Company accounts for income taxes in accordance with SFAS 109. The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to accounting for equity in income (losses) of affiliated companies, the accrual of certain liabilities, the non-consolidation of its consolidated foreign subsidiaries for U.S. tax purposes and the current non-deductibility of interest expense on the Company's senior notes issued in May 1996. In addition, for financial reporting purposes, the Company expenses certain costs, including salaries and benefits, related to its acquisition, transaction and development activities which are capitalized for income tax purposes. Since the Company holds the majority of its foreign investments through affiliates which hold investments accounted for under the equity method in foreign corporations, taxable income (loss) generated by these affiliated companies does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $38,300 and $22,600 at February 28,

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


1997 and February 29, 1996, respectively) in investments in affiliated companies who in turn have investments in foreign corporations.

     The Company's United States tax net operating losses, totaling approximately $76,100 at February 28, 1997, expire beginning in 2004 through 2012. The significant components of the net deferred tax asset are as follows:

                                             As of                     As of
                                          February 28,              February 29,
                                              1997        Change        1996
                                          -------------  ---------  -------------
Deferred Tax Assets
-------------------
   Company's United States tax net
    operating loss carryforward.........      $ 29,693   $  6,113       $ 23,580
   Tax net operating loss carryforward
    of consolidated foreign
    subsidiaries(1).....................        25,539     21,374          4,165
   Acquisition, transaction and
    development costs...................         2,766       (297)         3,063
   Investment valuation allowance and
    other...............................         3,027         42          2,985
   Unrealized loss on
     investments........................         2,367      1,903            464
     Accrued interest expense on the
      UIH A/P Notes.....................         7,826      7,826             --
   Deferred compensation and severance..         1,548        302          1,246
   Other liabilities....................           271       (232)           503
                                              --------   --------       --------
   Deferred tax assets..................        73,037     37,031         36,006

Deferred Tax Liabilities
------------------------
   Other................................           (60)       414           (474)
                                              --------   --------       --------
   Deferred tax liability...............           (60)       414           (474)
                                              --------   --------       --------
   Deferred tax assets, net.............        72,977     37,445         35,532
   Valuation reserve....................       (72,977)   (37,445)       (35,532)
                                              --------   --------       --------
   Deferred tax assets, net.............      $     --   $     --       $     --
                                              ========   ========       ========

(1) For Australian income tax purposes, the net operating loss carryforward may be limited in the event of a change in the business.

     Of the consolidated net loss, $55,708 is derived from the Company's foreign operations. The difference between income tax expense provided in the financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

                                                For the Years Ended
                                    -------------------------------------------
                                    February 28,   February 29,   February 28,
                                        1997           1996           1995
                                    -------------  -------------  -------------
Expected income tax expense            $( 54,142)      $(35,611)      $(11,939)
 (benefit) at statutory rates.....
Tax effect of permanent and other
 differences:
 Book/tax basis differences
  associated with foreign
  equity investments..............        18,554         18,968          2,381
 Non-deductible entertainment.....           167            250             16
 Amortization of licenses.........           625            214              6
 Other............................         1,324             --             --
 Valuation allowance..............        33,472         16,179          9,536
                                       ---------       --------       --------
Total income tax expense (benefit)     $      --       $     --       $     --
                                       =========       ========       ========

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


11.  Revenues by Geographic Areas

     The following table sets forth the Company's service and other revenue by geographic area:


                            For the Years Ended
                  ----------------------------------------
                  February 28,  February 29,  February 28,
                      1997          1996          1995
                  ------------  ------------  ------------
Europe..........    $    --        $  480         $ 701
Latin America:
   Argentina....      4,385            --            --
   Peru.........        882            --            --
Asia/Pacific:
   Australia....     21,354             1            --
   New Zealand..        110            --            --
   Tahiti.......      3,513         1,882            --
                    -------        ------         -----
                    $30,244        $2,363         $ 701
                    =======        ======         =====

12.  Pro Forma Information

     The following unaudited pro forma information for the year ended February 28, 1997 gives effect to the disposition of the 34% interest in Net Sao
Paulo, as if the disposition had occurred on January 1, 1996. The following unaudited pro forma information for the year ended February 29, 1995 gives effect to the acquisition of the additional 40% economic interests in Austar, the disposition of the 25% interest in XYZ, the acquisition of its 65% interest in STX, the acquisition of its 49% interest in Megapo and the formation of UPC and UPC's acquisitions of interests in systems in Amsterdam and Eindhoven as if each had occurred on January 1, 1995. The pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma results presented below are based upon currently available information and upon certain assumptions that management believes are reasonable under current circumstances.


                                                For the Years Ended
                                            ----------------------------
                                            February 28,   February 29,
                                                1997           1996
                                            -------------  -------------
   Revenues..............................      $  31,555      $   2,770
                                               =========      =========
   Net loss..............................      $(202,285)     $(104,338)
                                               =========      =========
   Net loss per share....................      $   (5.18)     $   (2.97)
                                               =========      =========

13.  Subsequent Events

     In April 1997, UIH Latin America, Inc. ("UIH LA") closed the 100% acquisition of multi-channel television systems in Comodoro and Trelew, Argentina for a total purchase price of $27,900, of which $13,900 was paid at closing and the remaining $14,000 is due in 18 monthly installments beginning in May 1997.

     In April 1997, UIH LA agreed to acquire up to an 80% equity interest in the multi-channel television systems located in Santa Fe, Parana and Galvez, Argentina for a total purchase price of $59,000. In April 1997, UIH LA closed the acquisition of the first 31% equity interest for a total purchase price of $23,300 and paid a $2,000 deposit to acquire the additional 49% equity interest by July 15, 1997. The total purchase price will be paid 50% at closing and the balance paid in installments through June 2000.

     On April 24, 1997, UIH LA entered into a credit agreement with a bank for a loan of up to $125,000 for a term of 9 months, extendible up to a maximum of 18 months at an interest rate of LIBOR plus 6%. Proceeds from the loan will be used to fund acquisitions and provide for capital expenditures for existing properties. The loan is extendible up to 18

                      UNITED INTERNATIONAL HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


months with (i) an increase in the interest rate of 50 basis points for each three months it is extended beyond the initial 9 month term, (ii) cash fees of 1% to 3% each three months if it is extended beyond 9 months and (iii) warrants to purchase common stock equal to 0.5% of UIH LA's outstanding common stock if it is extended beyond 9 months, another 2.0% of UIH LA's outstanding common stock and 2.75% of UIH's outstanding common stock if it is extended beyond 12 months and another 3.0% of UIH's outstanding common stock if it is extended beyond 15 months. In lieu of the extension fees and warrants, UIH may, at its option, inject an additional $50,000 of equity into UIH LA to be used to repay the outstanding loan. The warrants to purchase UIH common stock have an exercise price equal to the lower of the fair market value at the closing date or at the grant date.

     In April 1997, Austar received an underwriting commitment from a bank for a Senior Syndicated Term Debt Facility in the amount of Australian $("A$")200,000 (US$155,000) (the "Bank Facility"). The proceeds of the Bank Facility will be used to fund Austar's construction and subscriber acquisition and working capital needs. The Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility available at closing (June 1997);
(ii) A$90,000 term loan facility, which will be available on the basis of Austar having achieved minimum subscriber and operating cash flow levels; and (iii) A$60,000 cash advance facility available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The maximum amount of equity required would be A$30,000, approximately A$7,500 of which has already been contributed during 1997 and the remainder of which will be contributed by a third party equity provider or the Company. The cash advance and term loan facilities will be fully repayable pursuant to an amortization schedule beginning December 31, 2001 and ending June 30, 2004. The bank has also provided Austar with an interim financing facility of A$50,000 which will be refinanced from the proceeds of the Bank Facility.

     The Company was reviewing an opportunity to acquire an equity interest in the multi-channel television system being constructed in Hong Kong but stopped pursuing the opportunity as it was unable to reach satisfactory terms with the Wharf group of companies ("Wharf") under which Wharf would agree to honor its previous grant to the Company of the opportunity to acquire an equity interest in the Hong Kong multi-channel system. The Company devoted substantial time and effort on behalf of Wharf Cable Limited ("Wharf Cable"), the license holder, and its affiliates. On November 10, 1994, the Company and UIH Asia, as plaintiffs, commenced a lawsuit in the U.S. District Court for the District of Colorado against the Wharf (Holdings) Limited and two of its subsidiaries, Wharf Communication Investments Limited and Wharf Cable, the license holders of the Hong Kong system franchise, and its deputy chairman, Stephen Ng. On April 27, 1997, following a nine week trial, the jury returned a verdict in favor of the Company and against each of the defendants (other than Wharf Cable) in the amount of $67 million. In addition, the jury awarded exemplary damages against Wharf Holdings in the amount of $58.5 million. On May 21, 1997, judgment, including an additional $28,000 of prejudgement interest, was entered on these verdicts; however, there can be no assurance that damages will be collected.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The directors and executive officers of the Company and their ages and positions with the Company are set forth below.

             Name                  Age                                Position
             ----                  ---                                --------
Gene W. Schneider...............   70    Chairman of the Board of Directors, Chief Executive Officer and Director
J. Timothy Bryan................   36    Chief Financial Officer
Mark L. Schneider...............   41    President, UIH Europe/Middle East Communications, Inc. and Director
Michael T. Fries................   34    President, UIH Asia/Pacific Communications, Inc.
Nimrod J. Kovacs................   47    President, UIH Programming, Inc.
David L. Leonard................   44    President, UIH Latin America, Inc.
Albert M. Carollo...............   83    Director
Lawrence J. DeGeorge............   81    Director
William J. Elsner...............   45    Director
Joseph E. Giovanini.............   64    Director
Antony P. Ressler...............   36    Director
Curtis Rochelle.................   81    Director
Bruce H. Spector................   54    Director

     The number of members of the Company's Board of Directors is currently fixed at ten. The Company's Restated Certificate of Incorporation provides for a classified Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. For purposes of determining their terms, directors are divided into three classes. The Class I directors, whose terms expire at the 1997 annual stockholders' meeting, include Messrs. Carollo, DeGeorge, Ressler and Mark L. Schneider. The Class II directors, whose terms expire at the 1998 annual stockholders' meeting, include Messrs. Elsner and Spector. The Class III directors, whose terms expire at the 1999 annual stockholders' meeting, include Messrs. Giovanini, Rochelle and Gene W. Schneider. Each director elected at each such meeting will serve for a term ending on the date of the third annual stockholders' meeting after his election or until his earlier death, resignation or removal. There is currently a vacancy of one Class II director, which the remaining directors plan to fill at the next meeting of the Board of Directors.

     The Company, Apollo Cable Partners, L.P. ("Apollo") and certain stockholders of the Company (the "Founders") have entered into a Stockholders' Agreement that, among other things, entitles Apollo to nominate three directors and the Founders to nominate nine directors. Apollo and the Founders are obligated to vote to elect as directors those persons so nominated. The number of persons Apollo and the Founders are entitled to nominate for election as directors is subject to reduction for each group if the percentage of the Company's voting securities beneficially owned by it is reduced below certain levels determined without regard to shares issued after the closing of Apollo's investment in the Company. These director nomination rights expire on April 12, 2003, unless earlier terminated by agreement of Apollo and the Founders. Messrs. Ressler and Spector were nominated by Apollo and the other directors were nominated by the Founders. Each of Apollo and the Founders has the right to nominate one and two additional directors, respectively. See "Certain Relationships and Related Transactions-The Apollo Transaction."

     The Board of Directors has established an Audit Committee composed of independent directors who are not affiliates or present or former employees of the Company and a Compensation Committee composed of members of the Board who are not employees of the Company.

     Gene W. Schneider has served as Chairman of the Board of Directors of the Company since May 1989 and was a director of United International Holdings, a Colorado general partnership (the "Partnership") from September 1989 until its dissolution in December 1993. On October 1, 1995, Mr. Schneider became the Company's Chief Executive Officer. Mr. Schneider was, until November 1991, Chairman of United Artists Entertainment Company ("United Artists"), the third-largest cable television company, and the largest theater owner, in the world. He was a founder of United Cable Television Corporation ("United Cable") in the early 1950s and, as its Chairman and Chief Executive Officer, built United Cable into the eighth-largest multiple system operator prior to merging with United Artists. He has been active in cable television affairs and has served on numerous National Cable Television Association ("NCTA") committees and special projects since NCTA's inception in the early 1950s. He also has served on the boards of directors of several other companies, including Turner Broadcasting Corporation.

     J. Timothy Bryan became the Chief Financial Officer, Treasurer and Assistant Secretary of the Company and a Director of both UIH A/P and UAP, positions he has held since January 1, 1997. Prior to joining UIH in December 1996, Mr. Bryan served as Vice President of Finance and Treasurer of Jones Financial Group, Inc., an affiliate of Jones International, Limited and Jones Intercable, Inc. from 1993 to January 1996, and as Treasurer of Jones Intercable, Inc. from 1990 to 1993. From 1988 through 1990, he served in the Communications Division of the Corporate Banking Department of NationsBank of North Carolina and from 1983 to 1988, worked at Mellon Bank Corporation in the Corporate and International Banking Departments.

     Mark L. Schneider has been Executive Vice President of the Company and President and Chief Executive Officer, UIH Europe/Middle East Communications, Inc. since December 1996. In May 1996, Mr. Schneider became Chief of Strategic Planning and Operational Oversight of UIH. He served as President of UIH from July 1992 until March 1995 and was Senior Vice President of UIH from May 1989 until July 1992. During these periods Mr. Schneider was responsible for all of its international multi-channel television system and programming activities. Prior to joining UIH, he served as Vice President of Corporate Development at United Cable from March 1987 until May 1989. In that position, he was responsible for United Cable's acquisition and development of international cable television systems and other businesses.

     Michael T. Fries has served as President of UAP, a wholly-owned subsidiary of the Company, since June 1995 in which he is responsible for all operating and development activities, and all other business in the Asia/Pacific region. Prior to assuming that position, Mr. Fries served as Senior Vice President, Development in which capacity he was responsible for managing the Company's acquisitions and new business development activities since March 1990, including UIH's expansion into the Asia/Pacific markets. In this capacity, he established and implemented development strategies for the Company, managed the identification and evaluation of investment opportunities and negotiated and finalized transactions. From 1985 to 1990, Mr. Fries was employed by PaineWebber incorporated (New York), where he spent approximately one year in the firm's venture capital group and four years in the investment banking division, specializing in domestic and international transactions for companies in the media and telecommunications industry.

     Nimrod J. Kovacs was appointed President, UIH Programming, Inc. in December 1996. Prior to that, Mr. Kovacs served as President, Eastern Europe Electronic Distribution & Global Programming Group since January 1, 1996. Prior to that time he served as Senior Vice President Central/Eastern Europe and was responsible for development and management of the Company's investments in Hungary and the Czech Republic and the development opportunities in Romania and Bulgaria. Mr. Kovacs has served in this capacity since joining the Company in March 1991. From October 1989 until joining the Company, Mr. Kovacs was the president of NJK International, a multi-channel television consulting firm.

     David J. Leonard became President, UIH LA for the Company in June 1995. Mr. Leonard is responsible for the organization and management of the Company's operating and development activities in Latin America. Prior to holding this position, Mr. Leonard was Regional Vice President, Latin America. Prior to holding this position, Mr. Leonard was the Managing Director for the Company's cable project in Sweden from 1990 to 1992, where he had full responsibility for development and operations.

     Albert M. Carollo has been a director of the Company since April 1993 and was a director of the Partnership from December 1990 until its dissolution in December 1993. He served as a director of United Artists from December 1988 to November 1991 and has been President of Sweetwater Television Company since 1955. Mr. Carollo was a director of United Cable from 1974 until 1989.

     Lawrence J. DeGeorge has been a director of the Company since April 1993 and was a director of the Partnership from September 1989 until its dissolution in December 1993. He has also been Chairman of the Board and Chief Executive Officer of Amphenol Corporation ("Amphenol"), a major international manufacturer of electrical, electronic and fiber-optic connectors, cable and cable assemblies, since May 1987 until its sale in May 1997. From 1985 until the sale of Amphenol, Mr. DeGeorge has been the Chief Executive Officer of Amphenol's subsidiary, Times Fiber Communications, Inc. ("Times Fiber"), a major U.S. manufacturer of coaxial cable for the cable television industry.

     William J. Elsner has served as a director of the Company since 1989 and the Company's Chief Executive Officer from July 1992 through October 1995. From May 1989 to July 1992, Mr. Elsner served as President of the Company. He was a director of the Partnership from September 1989 until its dissolution in December 1993. Mr. Elsner has 17 years of experience in the cable television industry. Mr. Elsner was also a director of United Artists from 1989 until 1991.

     Joseph E. Giovanini has been a director of the Company since April 1993 and was a director of the Partnership from September 1989 until its dissolution in December 1993. Mr. Giovanini is General Partner of Giovanini Investments, Ltd., Jackson, Wyoming and manages personal investments. He was a director of United Artists from December 1988 to November 1991 and a director of United Cable from 1974 to 1989.

     Antony P. Ressler has been a director of the Company since October 1993. Since its inception in 1990, Mr. Ressler has been a partner of Apollo Advisors, L.P. and Lion Advisors, L.P., which through several funds represent institutional investors with respect to corporate acquisitions and securities investments. From 1988 to 1990, he was a Senior Vice President in the High Yield Bond Department of Drexel Burnham Lambert Incorporated, a firm he joined in 1985. Mr. Ressler is also a director of Dominck's Supermarkets, Inc., Family Restaurants, Inc., Forum Group, Inc., Gillett Holdings, Inc. and Packaging Resources, Inc.

     Curtis W. Rochelle has been a director of the Company since April 1993 and was a director of the Partnership from September 1989 until its dissolution in December 1993. He is a rancher in Rawlins, Wyoming, and the owner of Rochelle Livestock. Mr. Rochelle also is a director and Vice President of Lander Energy Company, a real estate developer in Fort Collins, Colorado, and was a director of United Artists from December 1988 to November 1991. Mr. Rochelle also was a director of United Cable from 1974 to 1989.

     Bruce H. Spector has been a director of the Company since October 1993. Since October 1992, Mr. Spector has served as a consultant to Apollo Advisors, L.P. Prior to joining Apollo, Mr. Spector was a senior member of the Los Angeles law firm of Stutman, Treister & Glatt Professional Corporation for nearly 25 years. Mr. Spector is also a director of Vail Holdings, Inc.

     On May 24, 1996, the Company formed an Office of the Chairman. Members of the Office of the Chairman are Gene W. Schneider, J. Timothy Bryan and Mark L. Schneider. Simultaneous with the formation of the Office of the Chairman, the Company established an Investment and Operations Committee that will review the various development opportunities and operations of the Company. The Investment and Operations Committee is comprised of Messrs. Gene W. Schneider, Fries, Leonard, Kovacs, Mark L. Schneider and Bryan.

     Gene W. Schneider and Mark L. Schneider are father and son. No other family relationships exist between any other executive officers or directors of the Company.

Other Management

     Ellen P. Spangler, Vice President, Business and Legal Affairs, 48. Ms. Spangler is responsible for assisting in the management of development projects. Prior to joining the Company in January 1991, she spent seven years with Tele-Communications, Inc. ("TCI"), most recently as Managing Director of a news subsidiary. Also during her employment at TCI, she served as Director of Business Affairs, Programming and Acquisitions Counsel.

     Valerie L. Cover, Vice President and Controller, 40. Ms. Cover is the Controller for the Company, a position she has held since October 1990. She is responsible for all accounting and financial reporting functions of the Company. Prior to joining the Company, she was the Director of Corporate Accounting at United Artists for one and one-half years.

     During the past five years, none of the above named persons have had any involvement in such legal proceedings as would be material to an evaluation of ability or integrity.

     Under Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors and certain of its officers, and persons holding more than ten percent of the Company's Class A Common Stock are required to file forms reporting their beneficial ownership of the Company's Class A Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company with copies of forms so filed.

     Based solely upon a review of copies of such forms filed with the Company, the Company believes that, during the year ended February 28, 1997, all Section 16(a) filing requirements were complied with, except that one Form 3 covering initial holdings was filed late by J. Timothy Bryan and one Form 4 covering a disposition of securities was filed late by David J. Leonard.

Item 11.  Executive Compensation
--------------------------------

     The following table sets forth the aggregate annual compensation for the Company's chief executive officer and four other most highly compensated executive officers for services rendered during Fiscal 1997, 1996 and 1995.

                          Summary Compensation Table

                                                                Annual                 Long-Term
                                                             Compensation             Compensation
                                                        -----------------------       ------------
                                                                                       Securities
                Name and                                                               Underlying            All Other
           Principal Position                Year       Salary($)      Bonus($)        Options (#)        Compensation ($)
           ------------------                ----       ---------      --------        -----------        ----------------
Gene W. Schneider                            1997       $352,212     $       --          100,000               $4,833
Chairman of the Board, Chief Executive       1996       $332,539             --           40,000               $4,691
   Officer                                   1995       $301,154             --               --               $4,620

Nimrod J. Kovacs                             1997       $239,442     $1,698,747(1)        55,000               $4,771
President, UIH Programming, Inc.             1996       $236,808             --           10,000               $4,680
                                             1995       $216,208     $   50,287               --               $4,308

Michael T. Fries                             1997       $233,962             --           10,000               $4,837
President, UIH Asia/Pacific                  1996       $221,692             --           35,000               $4,778
  Communications, Inc.                       1995       $180,692             --               --               $4,617

Bernard G. Dvorak                            1997       $223,683             --               --               $4,066
Chief Financial Officer(2)                   1996       $201,539             --           35,000               $4,797
                                             1995       $160,615             --               --               $4,616
David J. Leonard
President, UIH Latin America, Inc.           1997       $219,038             --           40,000               $4,457
                                             1996       $201,539             --           25,000               $4,419
                                             1995       $151,039             --               --               $4,475

(1) Mr. Kovacs received a bonus of $1,698,747 from Kabelkom, a Hungarian company, in which the Company owns an approximate 23.5% proportionate interest at February 28, 1997. Mr. Kovacs currently serves as a director of Kabelkom.

(2) Effective December 31, 1996, Bernard G. Dvorak resigned as Chief Financial Officer of the Company. On January 1, 1997, J. Timothy Bryan became the Company's Chief Financial Officer.

     The following table sets forth information concerning options which were granted by the Company to the officers named in the Summary Compensation Table above during the fiscal year ended February 28, 1997.

                     Option Grants in Last Fiscal Year(1)

                                                                                                Potential Realizable Value

                                                                                                        at Assumed

                                                                                                Annual Rates of Stock Price

                                                 Individual Grants                             Appreciation for Option term

                             ---------------------------------------------------------  -------------------------------------------

                                                  Percentage
                                  Number of        of Total
                                 Securities        Options
                                 Underlying       Granted to     Exercise
                                   Options       Employees in     Price      Expiration
                                 Granted (#)      Fiscal Year     ($/SH)        Date       % ($)       5% ($)            10% ($)
                                 -----------     ------------     ------        ----       -----       ------            -------
Gene W. Schneider..........        100,000           15.3%        $12.75      12/20/06      $--       $801,841          $2,032,022
Nimrod J. Kovacs...........         25,000            3.8%        $13.75       6/28/06      $--       $216,183          $  547,849
                                    30,000            4.6%        $12.75      12/20/06      $--       $240,552          $  609,606
Michael T. Fries...........         10,000            1.5%        $12.75      12/20/06      $--       $ 80,184          $  203,202
Bernard G. Dvorak(2).......             --             --         $   --            --      $--       $     --          $       --
David J. Leonard...........         30,000            4.6%        $15.75       3/22/06      $--       $297,153          $  753,043
                                    10,000            1.5%        $12.75      12/20/06      $--       $ 80,184          $  203,202

(1) The stock options granted during Fiscal 1996 become exercisable with respect to 25% of the shares covered thereby after the first anniversary of the effective date of the grant and with respect to the remaining 75% in equal monthly increments over the three-year period thereafter. Vesting of the options granted accelerate upon a change of control of the Company as defined in the Employee Plan.

(2) Effective December 31, 1996, Bernard G. Dvorak resigned as Chief Financial Officer of the Company. On January 1, 1997, J. Timothy Bryan became the Company's Chief Financial Officer.

     The following table sets forth information concerning unexercised options held by officers named in the Summary Compensation Table above as of the end of Fiscal 1997.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                              Number of Securities       Value of Unexercised
                             Underlying Unexercised          In-the-Money
                              Options at FY-End (#)      Options at FY-End ($)
Name                        Exercisable/Unexercisable  Exercisable/Unexercisable
--------------------------  -------------------------  -------------------------
Gene W. Schneider.........       151,042/138,958             $100,781/$11,719
Nimrod J. Kovacs..........         85,000/80,000             $  45,709/$9,941
Michael T. Fries..........        122,083/42,917             $170,208/$19,792
Bernard G. Dvorak(1)......             135,000/0             $      75,000/$0
David J. Leonard..........         72,709/72,291             $ 40,028/$20,402

(1) As of December 31, 1996, upon resignation as the Company's Chief Financial Officer, Mr. Dvorak's unexercisable options vested.

Consulting Agreements

     On June 1, 1995, the Company entered into a Consulting Agreement with Mark Schneider who until that time had served as the Company's President. Mr. Schneider's Consulting Agreement, which is for a term ending on May 31, 2000, contains the following primary terms. Mr. Schneider will be available for up to 90 days each calendar year to serve as a consultant to undertake tasks as assigned by the Chief Executive Officer of the Company. Mr. Schneider will receive an annual fee of $300,000, together with insurance and other perquisites that were available to him in his capacity as President of the Company or that are otherwise made available to top executives of the Company.

     In addition, the Company will pay or reimburse Mr. Schneider for reasonable office expenses, including secretarial help, during the consulting period. All of Mr. Schneider's unvested stock options vested as of the date of the agreement. He will be entitled to receive additional stock options during the consulting period, in an amount to be determined by the Board of Directors on the recommendation of the Chairman of the Company, but shall be entitled to receive at least options to purchase a number of shares of the Company equal to 90 percent of the average number of shares provided in options granted to the Chairman, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Executive Vice President.

     The agreement is terminable by the Company or by Mr. Schneider. If the agreement is terminated by the Company, Mr. Schneider will be entitled to the benefits provided in the agreement. If it is terminated by Mr. Schneider, benefits will terminate as of the date of termination.

     Mr. Schneider has agreed that he will not enter into certain businesses that would be competitive with the Company. This Consulting Agreement provides for indemnification of Mr. Schneider by the Company to the full extent permitted by its Certificate of Incorporation or bylaws, any standard indemnity agreement between the Company and its officers and directors or by applicable law. Mr. Schneider and the Company have executed mutual releases.

Stock Option Plan

     The Company adopted the 1993 Stock Option Plan (the "Employee Plan") in May 1993. The Employee Plan is construed, interpreted and administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee has the discretion to determine the employees and consultants to whom options are granted, the number of shares subject to the options, the exercise price of the options (which may be below fair market value of the common stock on the date of grant), the period over which the options become exercisable, the term of the options (including the period after termination of employment during which an option may be exercised) and certain other provisions relating to the options.

     Under the Employee Plan, options to purchase up to 3,300,000 shares of the Company's Class A Common Stock may be granted to employees and consultants by the Committee. Members of the Company's Board of Directors who are not employees are not eligible to receive option grants under the Employee Plan. The maximum term of options granted under the Employee Plan is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. Vesting of options is accelerated upon a change of control of the Company as defined in the Employee Plan.

     The Committee granted to the Company's executive officers and other employees options under the Employee Plan to purchase a total of 2,793,851 shares of Class A Common Stock at exercise prices ranging from $4.50 to $17.75 per share. The options vest with respect to 25% of the shares covered thereby after the first anniversary of the effective date of the grant and with respect to the remaining 75% in equal monthly increments over the three-year period thereafter.

Non-Employee Director Stock Option Plan

     The Company adopted a Stock Option Plan for Non-Employee Directors (the "Director Plan") effective June 1, 1993. The Director Plan provides for the grant of an option (a "Director's Option") to acquire 40,000 shares of Class A Common Stock to each member of the Board who was not also an employee of the Company (a "non-employee director") on June 1, 1993, and to each person who is newly elected to the Board as a non-employee director after June 1, 1993, on the date of his election. The total number of shares of Class A Common Stock as to which options may be granted under the Director Plan is 480,000 in the aggregate. Options to acquire a total of 280,000 shares have been granted under the Director Plan at exercise prices from $9.50 to $17.75.The exercise price for options granted under the Director Plan after the Company's initial public offering is the fair market value of the shares on the date of grant determined by reference to the last reported sale price of the Class A Common Stock on the NASDAQ National Market. The Director's Options become exercisable with respect to 25% of the shares covered thereby after the first anniversary of the effective date of the grant and with respect to the remaining 75% in equal monthly increments over the three-year period thereafter. Vesting is accelerated upon a "change of control" of the Company. For purposes of the Director Plan, a change of control is generally deemed to occur if (a) a person acquires beneficial ownership of shares of the Company having 30% or more of the total number of votes that may be cast for the election of directors of the Company without the prior approval of a majority of the directors of the Company unaffiliated with such person, or (b) individuals who constitute the directors of the Company at the beginning of a 24-month period cease to constitute at least 2/3 of all directors at any time during such period, unless the election of any new replacement directors was approved by a vote of at least a majority of the members of the board in office immediately prior to such period and of the new and replacement directors so approved.

401(k) Plan

     The Company adopted a defined contribution 401(k) plan (the "401(k)
Plan"), effective February 1, 1994. The 401(k) Plan is intended to qualify under Section 401(a) of the Code and will provide for employee pre-tax contributions pursuant to Section 401(k) of the Code and matching Company contributions. It is expected that substantially all of the Company's employees who have satisfied the 401(k) Plan's age and service requirements will be eligible to participate in the 401(k) Plan. Eligible participants may contribute, on a pre-tax basis through payroll deduction, between 1% and 15% of their total pay each payroll period. The Company will match up to the first 6% of a participant's contributions each year at the rate of 50%. The Company's contribution may be made either in cash or in shares of the Company's Class A Common Stock, as determined by the Company in its sole discretion. Company contributions will vest at the rate of 25% per year, beginning upon the completion of one year of service with the Company. Participants in the 401(k) Plan will be permitted to withdraw funds during employment for certain specified hardship purposes. The Company has reserved the right to amend or terminate the 401(k) Plan at any time.

Compensation Committee Interlocks and Insider Participation

     The Company's Board of Directors in April 1993 established a Compensation Committee composed of members of the Board who are not employees of the Company. During Fiscal 1996 and at present, the compensation Committee consists of Messrs. Carollo, DeGeorge and Giovanini. None of the executive officers of the Company have served as a director or member of a compensation committee of another company that had any executive officer that was also a director or member of the Compensation Committee of the Company.

Limitation of Liability and Indemnification

     The Company's Restated Certificate of Incorporation eliminates the personal liability of its directors to the Company and its stockholders for monetary damages for breach of the directors' fiduciary duties in certain circumstances. The Company's Restated Certificate of Incorporation and Bylaws provide that the Company shall indemnify its officers and directors to the fullest extent permitted by law. The Company believes that such indemnification covers at least negligence and gross negligence on the part of indemnified parties.

     The Company has entered into agreements to indemnify its directors and officers, in addition to the indemnification provided for in the Company's Restated Certificate of Incorporation and Bylaws. These agreements require the Company, among other things, to indemnify the Company's directors and officers for certain expenses (including attorneys' fees), judgments, fines, penalties and settlement amounts incurred by any such person in certain actions or proceedings, including actions by or in the right of the Company, arising out of such person's services as a director or officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provides services at the request of the Company. The Company believes that these agreements are necessary to attract and retain qualified persons as directors and officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information concerning the ownership of Common Stock of all classes as of May __, 1997, by (i) each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Class A Common Stock or Class B Common Stock at such date, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and officers of the Company as a group. Shares of Class B Common Stock are convertible immediately into shares of Class A Common Stock on a one-for-one basis, and accordingly, holders of Class B Common Stock are deemed to own the same number of shares of Class A Common Stock. The table below also reflects deemed beneficial ownership of Class A Common Stock or Class B Common Stock resulting from the voting provisions of the Stockholders' Agreement. See "Certain Relationships and Related Transactions-The Apollo Transaction."

                                  Beneficial Ownership Other                    Beneficial Ownership, including Deemed
                                    Than Deemed Beneficial                             Beneficial Ownership as a
                               Ownership as a Result of the UIH                            Result of the UIH
                                    Stockholders' Agreement                             Stockholders' Agreement
                             -------------------------------------  ---------------------------------------------------------------
                                     Class A Common Stock                                                        Percentage of All
                                              and                         Class A               Class B             Outstanding
     Beneficial Owner                Class B Common Stock               Common Stock          Common Stock         Common Stock
     ----------------        -------------------------------------  --------------------  --------------------  -------------------

                                                     Percent of
                              Number    Percent      Total Vote       Number      Percent   Number    Percent     Number     Vote
                             ---------  --------     ----------     ----------   -------- ----------  --------  ----------  -------
Gene W. Schneider (1)(2)...  2,771,366      7.1%             16.8%  13,606,479     35.3%  12,278,634     94.9%       34.7%    79.8%
J. Timothy Bryan(3)........      5,000        *                 *        5,000        *           --        *           *        *
Michael T. Fries (4).......    197,927        *                 *      197,927        *       61,956        *           *        *
Nimrod J. Kovacs(5)........    162,033        *                 *      162,033        *       46,402        *           *        *
David J. Leonard(6)........     89,021        *                 *       89,021        *           --       --           *        *
Albert M. Carollo(1)(7)....    149,543        *                 *   13,606,479     35.3%  12,278,634     94.9%       34.7%    79.8%
Lawrence J. DeGeorge(1)(8).    726,637      1.9%              4.3%  13,606,479     35.3%  12,278,634     94.9%       34.7%    79.8%
William J. Elsner(1)(9)....  1,027,839      2.6%              5.5%  13,606,479     35.3%  12,278,634     94.9%       34.7%    79.8%
Joseph E. Giovanini(1)(10).  1,820,473      4.6%             11.5%  13,606,479     35.3%  12,278,634     94.9%       34.7%    79.8%
Antony P. Ressler(11)......     35,139        *                 *       35,139        *           --       --           *        *
Curtis Rochelle(1)(12).....  1,162,987      3.0%              7.2%  13,606,479     35.3%  12,278,634     94.9%       34.7%    79.8%
Mark L. Schneider(1)(13)...    457,618      1.2%              2.0%  13,606,479     35.3%  12,278,634     94.9%       34.7%    79.8%
Bruce Spector(14)..........     35,139        *                 *       35,139        *           --       --           *        *
All directors and
 executive officers          8,676,816     22.1%             49.1%  14,271,512     37.4%  12,609,158     95.1%       36.6%    80.7%
   as a group (15 persons).
Apollo Cable Partners,       4,261,364     10.9%             27.4%  13,606,479     35.3%  12,278,634     94.9%       34.7%    79.8%
 L.P.(15)..................
Janet Schneider(16)........    322,621        *               1.4%  13,606,479     35.3%  12,278,634     94.9%       34.7%    79.8%
Philips Media Networks       3,169,151      8.1%              2.0%   3,169,151     12.3%          --       --         8.1%     2.0%
 B.V. (17).................
Everest Capital Limited(18)  1,968,000      5.0%              1.3%   1,968,000      5.1%          --       --         5.0%     1.3%
Media International
 Holdings                    1,663,960      4.2%              1.1%   1,663,960      6.5%          --       --         4.3%     1.1%
  Limited(19)..............

* Less than 1%.

(1) The address of Messrs. G. Schneider, Carollo, DeGeorge, Elsner, Giovanini, Rochelle and M. Schneider is c/o United International Holdings, Inc., 4643 South Ulster Street, Suite 1300, Denver, Colorado 80237.

(2) Includes 162,917 shares of Class A Common Stock that are subject to presently exercisable options. Also includes 1,531,756 shares of Class B Common Stock owned by G. Schneider Holdings Co. (c/o United International Holdings, Inc., 4643 South Ulster Street, Suite 1300, Denver, CO 80237). The fourth through ninth columns also include 9,675,270 shares of Class B Common Stock and 1,159,843 shares of Class A Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Schneider disclaims beneficial ownership.

(3) Includes 5,000 shares of Class A Common Stock that are subject to presently exercisable options.

(4) Includes 131,771 shares of Class A Common Stock that are subject to presently exercisable options.

(5) Includes 91,875 shares of Class A Common Stock that are subject to presently exercisable options.

(6) Includes 88,021 shares of Class A Common Stock that are subject to presently exercisable options.

(7) Includes 38,333 shares of Class A Common Stock that are subject to presently exercisable options. The fourth through ninth columns also include 111,206 shares of Class B Common Stock owned by Albert & Carolyn Company, 111,206 shares of Class B Common Stock owned by the James R. Carollo Living Trust, 111,204 shares of Class B Common Stock owned by John
     B. Carollo Living Trust, and 11,833,812 shares of Class B Common Stock and 1,289,512 shares of Class A Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Carollo disclaims beneficial ownership. The address of Albert & Carolyn Company, the James R. Carollo Living Trust and the John B. Carollo Living Trust is c/o Sweetwater Television Co., P.O. Box 8, 602 Broadway, Rock Springs, WY 82901.

(8) Includes 38,333 shares of Class A Common Stock that are subject to presently exercisable options and 668,304 shares of Class B Common Stock owned by Amphenol Corporation (358 Hall Avenue, Wallington, CT 06492), of which Mr. DeGeorge is Chairman of the Board. The fourth through ninth columns also include 11,610,330 shares of Class B Common Stock and 1,269,512 shares of Class A Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. DeGeorge disclaims beneficial ownership.

(9) Includes 190,000 shares of Class A Common Stock that are subject to presently exercisable options. The fourth through ninth columns also include 11,445,880 shares of Class B Common Stock and 1,132,760 shares of Class A Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Elsner disclaims beneficial ownership.

(10) Includes 38,333 shares of Class A Common Stock that are subject to presently exercisable options, 398,568 shares of Class B Common Stock owned by Giovanini Partners (3745 West Esther Way, Box 607, Teton Village, WY 83025) and 1,383,572 shares of Class B Common Stock owned by Giovanini Investments. The fourth through ninth columns also include 10,496,494 shares of Class B Common Stock and 1,289,512 shares of Class A Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Giovanini disclaims beneficial ownership.

(11) Includes 35,139 shares of Class A Common Stock that are subject to presently exercisable options.

(12) Includes 38,333 shares of Class A Common Stock that are subject to presently exercisable options. Also includes 111,184 shares of Class B Common Stock owned by Marian Rochelle (Box 996, Rawlins, WY 82301) and 998,470 shares of Class B Common Stock owned by the Curtis Rochelle Trust. The fourth through ninth columns also include 38,456 shares of Class B Common Stock owned by Kathleen Jaure (Box 321, Rawlins, WY 82301), 38,456 shares of Class B Common Stock owned by Jim Rochelle (Box 967, Gillette, WY 82717), 11,092,068 shares of Class B Common Stock and 1,274,512 shares of Class A Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Rochelle disclaims beneficial ownership.

(13) Includes 167,250 shares of Class A Common Stock that are subject to presently exercisable options. The fourth through ninth columns also include 11,988,266 shares of Class B Common Stock and 1,160,595 shares of Class A Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Schneider disclaims beneficial ownership.

(14) Includes 35,139 shares of Class A Common Stock that are subject to presently exercisable options.

(15) Represents 4,261,364 shares of Class B Common Stock owned by Apollo Cable Partners, L.P. The fourth through ninth columns also include 8,017,270 shares of Class B Common Stock and 1,327,845 of shares of Class A Common Stock owned by other parties to the Stockholders' Agreement, as to which Apollo disclaims beneficial ownership. The address of Apollo Cable Partners, L.P. is c/o Apollo Advisors, L.P., Two Manhattanville Road, Purchase, New York 10577. Apollo Advisors, L.P. is the managing general partner of AIF II, L.P., the general partner of Apollo Cable Partners, L.P. Antony Ressler and Bruce Spector, directors of the Company, are also officers of Apollo Advisors, L.P. Each of Messrs. Ressler and Spector expressly disclaims beneficial ownership of the shares held by Apollo Cable Partners, L.P.

(16) Includes 113,673 shares of Class A Common Stock and 16,174 shares of Class B Common Stock owned by family members and 192,774 shares of Class B Common Stock owned by The Janet Schneider Revocable Trust. The address for the family members and The Janet Schneider Revocable Trust is 3500 Alpine Drive, Casper, WY 82601. The fourth through ninth columns also include 12,069,686 shares of Class B Common Stock and 1,214,172 shares of Class A Common Stock owned by other parties to the Stockholders' Agreement, as to which Ms. Schneider disclaims beneficial ownership.

(17) The address of Philips Media Networks B.V. is P.O. Box 218, 5600 Md Eindhoven, The Netherlands.

(18) The address of Everest Capital Limited is Corner House, 20 Parliament Street, Hamilton HM12, Bermuda.

(19) Represents shares of Class A Common Stock exercisable upon conversion of 166,396 shares of the Company's Convertible Preferred Stock, Series A. The address of Media International Holdings Limited is c/o ITC, Amsteldijk 166, 1079 LH, Amsterdam, The Netherlands.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The Apollo Transaction

  The Company reached agreement with Apollo in February 1993 for the investment by Apollo of $30.0 million (before offering costs of $1.8 million) in the Company in exchange for 4,261,364 shares of Class B Common Stock. The initial closing occurred on April 15, 1993, at which time Apollo purchased 1,633,522 shares of Class B Common Stock for $11.5 million. Apollo purchased the remaining 2,627,842 shares of Class B Common Stock for $18.5 million immediately prior to closing of the initial public offering.

  Apollo entered into a Standstill Agreement with the Company (the "Standstill Agreement") whereby it agreed for a period ending seven years after the date of the Company's initial public offering not to purchase additional equity securities of the Company that, when aggregated with equity securities then held by Apollo, would exceed 32.27% of the outstanding equity securities of the Company unless such acquisition is approved by a majority of the disinterested members of the Board of Directors of the Company. Apollo has also agreed not to engage in the solicitation of proxies with respect to the Company during such seven-year period. A person purchasing Class B Common Stock from Apollo must become a party to the Standstill Agreement unless the transfer is made (i) in a tender offer approved by the Company's Board of Directors or (ii) in the open market or in an underwritten public offering, in either case where the transferor does not know the identity of the ultimate purchaser and has no reason to believe that a person would acquire more than 10% of the outstanding shares or voting power of the Company's equity securities. A person purchasing Class A Common Stock from Apollo must become a party to the

Standstill Agreement unless the transferor has no reason to believe that the ultimate purchaser would acquire more than the 10% of the outstanding shares or voting power of the Company's equity securities.

     Apollo, the Company and the Founders are parties to a Stockholders' Agreement (the "Stockholders' Agreement") that provides for the election as directors by Apollo and the Founders of three persons nominated to be directors by Apollo and nine persons nominated to be directors by the Founders. The number of persons Apollo and the Founders are entitled to nominate for election as directors is subject to reduction for each group if the percentage of the Company's voting securities beneficially owned by it is reduced below certain levels determined without regard to shares issued after the Apollo Transaction is consummated. These director nomination rights expire on April 12, 2003, unless earlier terminated by the agreement of Apollo and the Founders. Apollo and the Founders each has the right to nominate one additional director under the terms of the Stockholders' Agreement.

     The Stockholders' Agreement provides that shares of Class B Common Stock held by the Founders and Apollo will be converted to shares of Class A Common Stock upon any transfer of the Class B Common Stock unless the transferee becomes a party to the Stockholders' Agreement or unless the transfer is one of a type that would not require the purchaser to become a party to the Standstill Agreement if the transfer had been made by Apollo.

     The Stockholders' Agreement also provides that Apollo and the Founders are obligated to offer any of the Company's equity securities or their equivalents to the Company prior to their transfer to persons other than Apollo, the Founders and their affiliates and that the Founders are obligated to permit Apollo to participate on a pro-rata basis in any sale of Class B Common Stock by the Founders that would result in a change of control of the Company. Apollo and partners of the Partnership who are affiliates of the Company have been granted registration rights for the Company's common stock held by them.

The Recapitalization

     The Company was formed as a wholly owned subsidiary of the Partnership and initially conducted its operations in conjunction with the Partnership. The Partnership was issued 100 shares of the Company's common stock upon formation and, prior to the Apollo Transaction, made substantial loans to the Company to fund the Company's operations. The Partnership transferred its ownership interest in UCI to the Company on December 31, 1992, in exchange for 26 shares of the Company's common stock and contributed to the Company's capital, effective March 1, 1993, total indebtedness of $18,478,000 (including principal and accrued interest) owed by the Company to the Partnership in exchange for 37 shares of common stock. The Company adopted a Restated Certificate of Incorporation on April 14, 1993, pursuant to which two classes of common stock, Class A Common Stock and Class B Common Stock were authorized, and the 163 shares of the Company's common stock previously issued to the Partnership were converted into 11,363,636 shares of Class B Common Stock. On July 22, 1993, the Partnership distributed to its partners all shares of Class B Common Stock held by it. The Partnership was dissolved effective December 31, 1993.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

     (a)(1) Financial Statements

       Included in PART II of the Report:


                                                                                                                    Page
                                                                                                                    ----
         UNITED INTERNATIONAL HOLDINGS, INC.
              Report of Independent Public Accountants..........................................................      46
              Consolidated Balance Sheets as of  February 28, 1997 and February 29, 1996........................      54
              Consolidated Statements of Operations for the Years Ended February 28, 1997, February 29, 1996
                            and February 28, 1995...............................................................      55
              Consolidated Statements of Stockholders' Equity for the Years Ended February 28, 1997,
                            February 29, 1996 and February 28, 1995.............................................      56
              Consolidated Statements of Cash Flows for the Years Ended February 28, 1997, February 29, 1996
                            and February 28, 1995...............................................................      58
              Notes To Consolidated Financial Statements........................................................      59

      (a)(2) Financial Statement Schedules

         Included in PART IV of the Report:

           (i) Financial Statement Schedule required to be filed:

            UNITED INTERNATIONAL HOLDINGS, INC.
              Report of Independent Public Accountants on Schedule..............................................      98
              Schedule I-Condensed Financial Information of Registrant (Parent only)............................      99

         (ii) Separate Financial Statements and Related Schedules

           UNITED INTERNATIONAL PROPERTIES, INC.
              Report of Independent Public Accountants..........................................................     102
              Consolidated Balance Sheets as of February 28, 1997 and February 29, 1996.........................     110
              Consolidated Statements of Operations for the Years Ended February 28, 1997, February 29, 1996
                 and February 28, 1995..........................................................................     111
              Consolidated Statements of Parent's Equity (Deficit) for the Years Ended February 28, 1997,
                           February 29, 1996 and February 28, 1995..............................................     112
              Consolidated Statements of Cash Flows for the Years Ended February 28, 1997, February 29, 1996
                           and February 28, 1995................................................................     113
                       Notes To Consolidated Financial Statements...............................................     114

         UNITED AND PHILIPS COMMUNICATIONS B.V.
                         Independent Auditors' Report...........................................................     137
                        Consolidated Balance Sheet at December 31, 1995.........................................     145
                        Consolidated Statement of Operations for the Year Ended December 31, 1995...............     147
                        Consolidated Statement of Cash Flow for the Year Ended December 31, 1995................     148
                  Notes to Consolidated Financial Statements....................................................     149

      (a)(3) Exhibits
        3.1   Second Restated Certificate of Incorporation of the Company filed June 4, 1993. (1)

        3.2   Restated By-laws of the Company amended and restated as of May 25, 1993. (1)

        3.3   Certificate of Amendment to the Certificate of Incorporation dated February 7, 1994. (5)

        3.4   Certificate of Designations with respect to Convertible Preferred Stock, Series A of the Company. (10)

        4.1   Specimen of Class A Common Stock certificate of the Company. (1)

        4.2   The Second Restated Certificate of Incorporation and Restated By-laws of the Company are included as Exhibits
                  3.1 and 3.2.

        4.3   Indenture dated as of November 23, 1994, between United International Holdings, Inc. and American Bank National
                  Association ("ABNA"), as Trustee (the "1994 Indenture"). (8)

        4.4   Warrant Agreement dated as of November 23, 1994, between United International Holdings, Inc. and ABNA, as Warrant
                  Agent. (8)

        4.5   Indenture dated as of November 22, 1995, between the Company and ABNA, as Trustee (the "Trustee"). (9)

        4.6   Supplemental Indenture dated as of November 15, 1995, between the Company and ABNA as implementing certain amendments to the Indenture to permit additional incurrence of indebtedness. (9)

        4.7   Supplemental Indenture dated as of November 15, 1995, between the Company and ABNA as regarding the definition of
                  "accreted value" in the 1994 Indenture. (9)

        4.8   Amendment No. 1 to Warrant Agreement dated as of November 14, 1995, between the Company and ABNA, as Warrant Agent.(9)


        4.9   Indenture dated as of February 27, 1996, between the Company and ABNA, as Trustee. (11)

       10.3   Registration Rights Agreement dated as of April 13, 1993, between the Company and Apollo. (2)

       10.4   Termination Agreement dated as of April 1, 1996, with respect to the Executives Agreement dated as of April 13, 1993, among the Company, the Partnership, certain senior executives of the Company and Apollo. (12)

       10.5   Standstill Agreement dated as of April 13, 1993, between the Company and Apollo. (2)

       10.6   Stockholders' Agreement dated as of April 13, 1993, among the Company, the Partnership, certain partners of the
                  Partnership and Apollo. (2)

       10.7   Letter Agreement dated April 15, 1993 between the Company and Apollo. (2)

       10.8   UIH Registration Rights Agreement dated as of April 13, 1993, between the Company and the Partnership. (1)

       10.9   1993 Stock Option Plan of the Company. (1)

       10.10  Stock Option Plan for Non-Employee Directors. (3)

       10.11  Form of Indemnification Agreement between the Company and its directors. (1)

       10.16  Pledge Agreement dated as of November 23, 1994, by the Company in favor of Morgan Stanley & Co., as Collateral
                  Agent. (8)

       10.19  Security Purchase Agreement dated December 21, 1995, between Media International Holdings Limited ("MIHL") and UIH
                  Australia, Inc. (10)

       10.20  Security Purchase Agreement dated December 21, 1995, between MIHL and UIH Australia II, Inc. (10)

       10.21   Share Purchase Agreement dated December 21, 1995, between Wayne Burt ("Burt") and Salstel Media Holdings PTY Limited
                  ("Salstel"). (CTV shares) (10)

       10.22   Share Purchase Agreement dated December  21, 1995, between Burt and Salstel.  (STV shares) (10)

       10.23   Registration Rights Agreement dated December 21, 1995, between the Company and MIHL. (10)

       10.24   Consulting Agreement dated June 1, 1995 between the Company and Mark L. Schneider.

       10.25   Indenture dated as of May 14, 1996 between UIH Australia/Pacific, Inc. and ABNA, as Trustee.

       21.1    Subsidiaries of the Company.

       23.1    Consent of Independent Public Accountants.

       24.1    Powers of Attorney.

---------------------

  *  Management compensation plan.
(1) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-61376) filed with the Commission on June 23, 1993.
(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-61376) filed with the Commission on April 21, 1993.
(3) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-61376) filed with the Commission on July 19, 1993.
(4) Incorporated by reference from Form 8-K dated February 23, 1994 (File No. 0-21974).
(5) Incorporated by reference from initial Form 10-K dated May 27, 1994 (File No. 0-21974).
(6) Incorporated by reference from Form 8-K dated October 13, 1994 (File No. 0-21974).
(7) Incorporated by reference from Form 8-K dated November 4, 1994 (File No. 0-21974).
(8) Incorporated by reference from initial Form 10-K dated May 26, 1995 (File No. 0-21974).
(9) Incorporated by reference from the November 30, 1995 Form 10-Q/A dated January 26, 1996 (File No. 0-21974).
(10) Incorporated by reference from the Form 8-K dated December 21, 1995 (File No. 0-21974).
(11) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-00208) filed with the Commission on January 9, 1996 (File No. 0-21974).

(12) Incorporated by reference from Form 10-K for the year ended February 28, 1996.

(b) Reports on Form 8-K filed during the quarter ended February 28, 1997:

       None.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To United International Holdings, Inc.:

       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of United International Holdings, Inc. included in this Form 10-K and have issued our report thereon dated May 26, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, based on our audit and the reports of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                            ARTHUR ANDERSEN LLP




Denver, Colorado
May 26, 1997.

                      UNITED INTERNATIONAL HOLDINGS, INC.
                                  PARENT ONLY
                                  SCHEDULE I
                 Condensed Financial Information of Registrant
           (Stated in thousands, except share and per share amounts)

                                                                                            February 28,   February 29,
                                                                                                1997           1996
                                                                                            -----------    -----------
ASSETS
Current assets
   Cash and cash equivalents..........................................................       $   47,904     $  89,595
   Restricted cash and short-term investments.........................................            1,600         4,253
   Short-term investments.............................................................           51,720        35,692
   Costs to be reimbursed by affiliated companies, net................................            4,884        10,444
   Other current assets...............................................................              720         3,065
                                                                                             ----------     ---------
         Total current assets.........................................................          106,828       143,049

   Note receivable including accrued interest from wholly-owned subsidiary............           31,291        30,639
   Investments in and advances to affiliated companies, accounted for under the
     equity method....................................................................          (14,516)       88,409
   Acquisition, transaction and development costs.....................................              352            --
   Other non-current assets...........................................................            5,148         1,260
                                                                                             ----------     ---------
          Total non-current assets....................................................       $  129,103     $ 263,357
                                                                                             ==========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued liabilities...........................................       $    3,893      $  3,605
   Accrued funding obligations........................................................            2,039         2,031
   Due to affiliate...................................................................           76,782        64,506
                                                                                             ----------     ---------
           Total current liabilities..................................................           82,714        70,142

Warrants to purchase Class A Common Stock.............................................               --        11,167
Preferred stock, $0.01 par value, 3,000,000 shares authorized, 170,513 and 170,513 shares of  Convertible Preferred Stock, Series A issued and outstanding,
  respectively, stated at liquidation value...........................................           31,293        30,072

Stockholders' Equity:
   Class A Common Stock, $0.01 par value, 60,000,000 shares authorized, 26,097,263
       and 25,732,154 shares issued and outstanding, respectively.....................              261           257
   Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 12,971,775
       and 13,274,685 shares issued and outstanding, respectively.....................              129           133
   Additional paid-in capital.........................................................          340,753       325,716
   Deferred compensation..............................................................             (624)         (842)
   Unrealized loss on investment......................................................           (6,069)       (1,189)
   Cumulative translation adjustments.................................................          (15,801)       (7,371)
   Accumulated deficit................................................................         (303,553)     (164,728)
                                                                                             ----------     ---------
           Total stockholders' equity.................................................           15,096       151,976
                                                                                             ----------     ---------
           Total liabilities and stockholders' equity.................................       $  129,103     $ 263,357
                                                                                             ==========     =========

                      UNITED INTERNATIONAL HOLDINGS, INC.
                                  PARENT ONLY
                                  SCHEDULE I
         Condensed Information as to the Operations of the Registrant
                             (Stated in thousands)

                                                                             For the        For the        For the
                                                                            Year Ended     Year Ended     Year Ended
                                                                           February 28,   February 29,   February 28,
                                                                               1997           1996           1995
                                                                           ------------   ------------   ------------
Management fee income from related parties..............................   $      802     $      373     $      500

Corporate general and administrative expense............................       (4,607)        (1,425)        (4,116)
Depreciation and amortization...........................................         (395)          (287)          (284)
                                                                           ----------     ----------     ----------
     Net operating loss.................................................       (4,201)        (1,339)        (3,900)

Equity in losses of affiliated companies, net...........................     (146,266)       (88,807)       (28,081)
Interest income.........................................................        6,652          7,109          6,126
Interest expense........................................................          (27)        (4,027)        (4,132)
Interest income, related parties, net...................................        5,227            834            229
Provision for losses on investment related costs........................          (35)        (4,684)          (562)
Other expense, net......................................................         (175)          (397)          (294)
                                                                           ----------     ----------     ----------
     Net loss...........................................................   $ (138,825)    $  (91,311)    $  (30,614)
                                                                           ==========     ==========     ==========

                      UNITED INTERNATIONAL HOLDINGS, INC.
                                  PARENT ONLY
                                  SCHEDULE I
         Condensed Information as to the Cash Flows of the Registrant
                             (Stated in thousands)

                                                                                 For the        For the        For the
                                                                               Year Ended      Year Ended     Year Ended
                                                                               February 28,   February 29,   February 28,
                                                                                   1997            1996          1995
                                                                               ------------   ------------   ------------
Cash flows from operating activities:
Net loss....................................................................     (138,825)    $ (91,311)      $(30,614)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of affiliated companies, net............................      146,266        88,945         28,355
   Expenses paid by parent on behalf of subsidiary..........................         --         (14,121)        (7,614)
   Depreciation and amortization............................................          395           287            284
   Amortization of deferred compensation....................................          909           678            664
   Accretion of interest on senior secured notes............................         --           3,982          3,160
   Issuance of common stock in connection with Company's 401(k) Plan........          309           260            180
   Compensation expense recognized due to acceleration of vesting of stock
     options................................................................         --           1,575             --
   Provision for losses on investment related costs.........................           35         4,684            561
   Increase in management fee receivables...................................           43          (545)          (210)
   Increase in note receivable than affiliate...............................          652            --             --
   Increase in other assets.................................................        1,543        (5,417)        (3,307)
   Increase (decrease) in accounts payable and accrued liabilities..........          288          (140)         2,454
                                                                                ---------   -----------       --------
Net cash flows from operating activities....................................       11,615       (11,123)        (6,087)
                                                                                ---------   -----------       --------
Cash flows from investing activities:
Purchase of short-term investments..........................................     (160,290)     (122,424)      (196,619)
Proceeds from sale of short-term investments................................      144,262       186,117        119,172
Restricted cash and short-term investments (deposited) released.............        2,653        75,000        (75,853)
Investments in and advances to affiliated companies and other investments...      (50,934)      (88,229)       (32,413)
Increase in note receivable from affiliates.................................         --              --           (154)
Distribution from affiliated company........................................                         --          1,733
Increase in costs to be reimbursed by affiliated companies, net.............        5,560          (782)        (2,392)
Acquisition, transaction and development costs incurred.....................         (352)       (2,281)        (7,247)
Purchase of property and equipment..........................................         (127)          (42)        (3,422)
                                                                                ---------   -----------       --------
Net cash flows from investing activities....................................      (59,228)       47,359       (197,195)
                                                                                ---------   -----------       --------
Cash flows from financing activities:
Issuance of common stock in connection with public offerings,
   net of offering expenses.................................................         --          61,935         81,201
Issuance of common stock in connection with Company's Stock Option Plan.....          349           522             19
Proceeds from offerings of senior secured notes and units...................         --         125,000        200,893
Cash paid for warrants......................................................       (2,156)           --             --
Deferred debt offering costs................................................         --              --         (3,192)
Repayment of other debt.....................................................         --          (1,000)            --
Payments made on payable to affiliate, net..................................        7,729      (160,748)       (89,471)
Repayments of related party debt............................................         --              --         (1,836)
                                                                                ---------   -----------       --------
Net cash flows from financing activities....................................        5,922        25,709        187,614
                                                                                ---------   -----------       --------

Increase (decrease) in cash and cash equivalents............................      (41,691)       61,945        (15,668)
Cash and cash equivalents, beginning of period..............................       89,595        27,650         43,318
                                                                                ---------   -----------       --------
Cash and cash equivalents, end of period....................................    $  47,904   $    89,595       $ 27,650
                                                                                =========   ===========       ========

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United International Holdings, Inc. :

       We have audited the accompanying consolidated balance sheets of United International Properties, Inc. (a Colorado corporation) and subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of operations, parent's equity (deficit) and cash flows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. With respect to the year ended February 29, 1997, we did not audit the financial statements of Megapo Communicaciones de Mexico, S.A. de C.V. ("Megapo") as of and for the year ended December 31, 1996, an investment which is reflected in the accompanying financial statements using the equity method of accounting. With respect to the year ended February 29,1996, we did not audit the financial statements of XYZ Entertainment Pty Ltd ("XYZ"), Megapo Communicaciones de Mexico, S.A. de C.V. ("Megapo"), Monor Communications Group, Inc. ("Monor"), Cabodinamica TV Cabo Sao Paulo S.A. ("Net Sao Paulo") or Telefenua S.A. ("Telefenua") as of and for the year ended December 31, 1995, investments which are reflected in the accompanying consolidated financial statements using the equity method of accounting (with respect to XYZ, Megapo, Monor and Net Sao Paulo) or consolidated (with respect to Telefenua). United International Properties, Inc.'s consolidated statement of operations for the year ended February 28, 1997 reflects equity in income (losses) related to Megapo of ($678,000) and for the year ended February 29, 1996 reflects equity in income (losses) related to XYZ, Megapo, Monor and Net Sao Paulo of ($11,638,000), $841,000, ($4,448,000) and ($4,837,000), respectively. United
International Properties, Inc.'s consolidated financial statements for the year ended February 29, 1996 reflects assets, liabilities, revenues, expenses and a net loss related to Telefenua of $10,989,000, $9,710,000, $1,882,000, $5,438,000
and $3,556,000, respectively. United International Properties, Inc.'s consolidated statement of operations for the year ended February 28, 1995 reflects equity in losses related to Net Sao Paulo of $2,446,000. The financial statements of XYZ, Megapo, Monor, Net Sao Paulo and Telefenua, were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included in the accompanying consolidated financial statements and related footnotes is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of United International Properties, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, in conformity with generally accepted accounting principles.


                                                            ARTHUR ANDERSEN LLP


Denver, Colorado
May 26, 1997.

                           XYZ ENTERTAINMENT PTY LTD
                         INDEPENDENT AUDITORS' REPORT


The Board of Directors

We have audited the accompanying consolidated balance sheet of XYZ Entertainment Pty Ltd as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 1995 and the period from October 17, 1994 (date of inception) to December 31, 1994, which are expressed in Australian dollars. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Australia which do not differ in any material respect from auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a text basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XYZ Entertainment Pty Ltd as of December 31, 1995 and the results of its operations and its cash flows for the year ended December 31, 1995 and the period from October 17, 1994 (date of inception) to December 31, 1994, in conformity with accounting principles generally accepted in Australia.

Generally accepted accounting principles in Australia vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected amounts reported as stockholders' deficiency and net loss as at and for the year ended December 31, 1995 and from the period from October 17, 1994 (date of inception) to December 31, 1994 to the extent summarized in Note 12 to the financial statements.



Sydney, Australia                       Deloitte Touche Tohmatsu
March 15, 1996                          Chartered Accountants

INDEPENDENT AUDITORS' REPORT

To the Boards of Directors and Stockholders of:
     Tele Cable de Morelos, S. A. de C. V.
     Tele Cable Mexicano, S. A. de C. V.
     Vision por Cable de Oaxaca, S. A. de C. V.
     Tele Cable de Chilpancingo, S. A. de C. V.
     Mega-Com-M Servicios, S. A. de C. V.
     Cuernamu, S. A. de C. V.



We have audited the accompanying combined balance sheets of Tele Cable de Morelos, S. A. de C. V. and related companies (all of which are subsidiaries of Megapo Comunicaciones de Mexico, S. A. de C. V.) as of December 31, 1995 and 1996, and the related combined statements of operations, stockholders' equity and changes in financial position for the years then ended, all expressed in thousands of Mexican pesos. The combined financial statements include the accounts of Tele Cable de Morelos, S. A. de C. V. and five related Companies, Tele Cable Mexicano, S. A. de C. V., Vision por Cable de Oaxaca, S. A. de C. V., Tele Cable de Chilpancingo, S. A. de C. V., Mega-Com-M Servicios, S. A. de C. V. and Cuernamu, S. A. de C.V.. These Companies are under common ownership and common management. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Mexico, which are substantially the same as those followed in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and that they are prepared in accordance with accounting principles generally accepted in Mexico. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of Tele Cable de Morelos, S. A. de C.
V. and related companies as of December 31, 1995 and 1996, and the combined results of their operations, changes in their stockholders' equity and changes in their financial position for the years then ended in conformity with accounting principles generally accepted in Mexico.

Accounting principles generally accepted in Mexico vary in certain significant respects from accounting principles generally accepted in the United States. The application of the latter would have affected determination of combined net income (loss) for each of the two years in the period ended December 31, 1996 and determination of combined stockholders' equity and combined total assets at December 31, 1995 and 1996, to the extent summarized in
Note 13.

The accompanying combined financial statements have been translated into English for the convenience of readers in the United States of America.



Galaz, Gomez Morfin, Chavero, Yamazaki



Raymundo Diaz Gonzalez


March 31, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


To the Stockholders and Board of Directors of Monor Communications Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Monor Communications Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of loss, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Monor Communications Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                        COOPERS & LYBRAND LLP
Lincoln, Nebraska
March 15, 1996

     Report of Independent Accountants


     March 8, 1996

     To the Board of Directors and Stockholders
     Cabodinamica TV Cabo Sao Paulo S.A.



1. We have audited the balance sheet of Cabodinamic TV Cabo Sao Paulo S.A. as of December 31, 1995 and 1994 and the related statements of income, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars. Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

2. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

3. As stated in Note 2, United International Holdings, Inc. has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the financial statements of Cabodinamica TV Cabo Sao Paulo S.A. to be included in United International Holding's consolidated financial statements. Brazil has a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured into a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Cabodinamica TV Cabo Sao Paulo S.A., which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America on the bases stated in Note 2.

     March 8, 1996
     Cabodinamica TV Cabo Sao Paulo S.A.


4. In our opinion, the financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases states in Note 2 and discussed in the preceding paragraph.

5. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations and has an excess of current liabilities over current assets, and its ability to continue as a going concern is dependent on further capital from the stockholders and/or continued guarantees. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     Price Waterhouse
     Auditores-Independentes
     CRC-SP-160



     Carlos Roberto Asciutti
     Partner
     Contador CRC-SP-145.670

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


To the shareholders of TELEFENUA SA.

We have audited the accompanying balance sheet of TELEFENUA SA as of december 31, 1993, 1994 and 1995 and the related statement of income and changes in financial position for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in France, which do not differ substantially from generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial
statements.   An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of TELEFENUA SA as of december 31, 1993, 1994 and 1995 and the results of its operations and changes in its financial position for the year then ended, in conformity with generally accepted accounting principles in the united states of america.

The accounting practices of the Company used in preparing the accompanying financial statements conform with generally accepted accounting principles in the united states of america, but do not fully conform with accounting principles generally accepted in France. As a consequence those financial statements differ from statutory financial statements that will be submitted to the approval of the company's shareholders in conformity with local corporate laws.

A description of the significant differences between such principles and those accounting principles generally accepted in the United States, and the effect of those differences on net income, total assets and shareholder's equity are set forth in Note 2.a of the notes to the financial statements.

     Papeete, february 16, 1996

     COOPERS & LYBRAND


     Jean-Pierre GOSSE

                     UNITED INTERNATIONAL PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
           (Stated in thousands, except share and per share amounts)


                                                                                            February 28,    February 29,
                                                                                                1997            1996
                                                                                           -------------    ------------
ASSETS
Current assets
    Cash and cash equivalents.......................................................       $   20,880        $ 22,623
    Restricted cash.................................................................               --           9,820
    Short-term investments..........................................................           18,640              --
    Subscriber receivables, net.....................................................            2,939             138
    Notes receivable, current.......................................................           10,342          14,623
    Receivable from parent..........................................................           76,782          64,506
    Other current assets, net including related party receivable of $2,931 and $0,
      respectively..................................................................           13,471           5,588
                                                                                           ----------        --------
           Total current assets.....................................................          143,054         117,298

    Investments in and advances to affiliated companies accounted for under the
      equity method, net............................................................          152,786         141,080
    Other investments in affiliated companies, including marketable equity
      securities....................................................................            4,293           3,273
    Property, plant and equipment, net of accumulated depreciation of $28,554 and
      $1,579, respectively..........................................................          218,210          29,843
    Goodwill, net of accumulated amortization of $3,835 and $1,612 respectively.....          122,249          45,629
    Acquisition, transaction and development costs, net.............................            5,896           4,541
    Other non-current assets, net...................................................           34,432          30,221
                                                                                           ----------        --------
          Total assets..............................................................       $  680,920        $371,885
                                                                                           ==========        ========

LIABILITIES AND PARENT'S EQUITY (DEFICIT)
Current liabilities
    Accounts payable................................................................       $   21,543        $  5,995
    Construction payables...........................................................           38,331              --
    Accrued liabilities.............................................................            9,689           1,322
    Note payable from seller, current...............................................            5,722              --
    Accrued liabilities related parties.............................................            9,155              --
    Accrued funding obligations, current............................................            1,270             133
    Other current liabilities.......................................................            2,210             147
                                                                                           ----------        --------
           Total current liabilities................................................           87,920           7,597

    Note payable from seller........................................................           12,966              --
    Note payable to parent .........................................................           72,723          33,295
    Senior secured notes and other debt.............................................          674,960         371,227
                                                                                           ----------        --------
           Total liabilities........................................................          848,569         412,119
                                                                                           ----------        --------

Minority interest in subsidiary.....................................................              307           2,509
Commitments (Note 6)
Parent's Equity (Deficit):
    Common Stock, $0.01 par value, 1,000 shares authorized, 100 and 100 shares issued
    and outstanding, respectively...................................................               --              --
    Contributed capital.............................................................           65,488          61,669
    Unrealized loss on investments..................................................           (6,069)         (1,189)
    Cumulative translation adjustments..............................................           (5,436)         (4,295)
    Accumulated deficit.............................................................         (221,939)        (98,928)
                                                                                           ----------        --------
           Total Parent's equity (deficit)..........................................         (167,956)        (42,743)
                                                                                           ----------        --------
           Total liabilities and Parent's equity (deficit)..........................       $  680,920        $371,885
                                                                                           ==========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Stated in thousands)


                                                                                                  For the
                                                                                                Years Ended
                                                                              ------------------------------------------------
                                                                                February 28,    February 29,      February 28,
                                                                                    1997            1996              1995
                                                                                ------------    ------------      ------------
                                                                                                              (as restated-Note 2)
Service and other revenue..................................................       $  30,771     $     1,883       $       --

System operating expense...................................................         (34,664)         (3,230)              --
System selling, general and administrative.................................         (25,790)         (2,482)              --
Corporate general and administrative expense...............................         (16,258)        (15,913)          (9,108)
Depreciation and amortization..............................................         (38,566)         (1,117)            (141)
                                                                                  ---------     -----------       ----------
    Net operating loss.....................................................         (84,507)        (20,859)          (9,249)

Equity in losses of affiliated companies, net..............................         (23,273)        (30,056)          (3,887)
Gain on sale of affiliated companies.......................................          65,249          16,013               --
Interest income............................................................           6,480             934              102
Interest expense...........................................................         (79,632)        (31,997)          (5,034)
Interest (expense) income, related party, net .............................          (5,029)           (459)              32
Provision for losses on investment related costs...........................          (5,824)         (1,370)          (2,303)
Other (expense) income, net................................................            (833)            367               58
                                                                                  ---------     -----------       ----------
    Net loss before minority interest......................................        (127,369)        (67,427)         (20,281)

Minority interest in subsidiaries..........................................           4,358             421               136
                                                                                  ---------     -----------       ----------
    Net loss...............................................................       $(123,011)    $   (67,006)      $  (20,145)
                                                                                  =========     ===========       ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.
             CONSOLIDATED STATEMENTS OF PARENT'S EQUITY (DEFICIT)
                  (Stated in thousands, except share amounts)



                                    Common Stock                 Cumulative    Unrealized
                                  ---------------   Contributed  Translation  Gain (Loss) on  Accumulated
                                  Shares   Amount     Capital    Adjustments   Investment       Deficit      Total
                                  ------   ------   -----------  -----------   ----------       -------    ---------
Balances, February 28, 1994.....   100     $ --       $ 22,867     $    --         $ 7,335   $ (11,777)    $  18,425

Capital contribution from
  parent (as restated-Note 2)...    --       --          7,614          --              --          --         7,614

Unrealized loss on investment...    --       --             --          --          (5,769)         --        (5,769)
Cumulative translation
  adjustments...................    --       --             --         410              --          --           410

Net loss (as restated-Note 2)...    --       --             --          --              --     (20,145)      (20,145)
                                   ---     ----       --------     -------         -------   ---------     ---------
Balances, February 28, 1995...     100       --         30,481         410           1,566     (31,922)          535

Capital contribution from
  parent......................      --       --         31,188          --              --          --        31,188
Unrealized loss on investment.      --       --             --          --          (2,755)         --        (2,755)
Change in cumulative translation
   adjustments................      --       --             --      (4,705)             --          --        (4,705)
Net loss......................      --       --             --          --              --     (67,006)      (67,006)
                                   ---     ----       --------     -------         -------   ---------     ---------
Balances, February 29, 1996...     100       --         61,669      (4,295)         (1,189)    (98,928)      (42,743)
Gain on sale of stock
   by subsidiary..............      --       --          5,898          --              --          --         5,898
Capital distribution to
  parent......................      --       --         (2,079)         --              --          --        (2,079)
Unrealized loss on investment.      --       --             --          --          (4,880)         --        (4,880)
Change in cumulative translation
   adjustments................      --       --             --      (1,141)             --          --        (1,141)
Net loss......................      --       --             --          --              --    (123,011)     (123,011)
                                   ---     ----       --------     -------         -------   ---------     ---------
Balances, February 28, 1997...     100     $ --       $ 65,488     $(5,436)        $(6,069)  $(221,939)    $(167,956)
                                   ===     ====       ========     =======         =======   =========     =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Stated in thousands)


                                                                                             For the Years Ended
                                                                                  --------------------------------------------
                                                                                  February 28,   February 29,     February 28,
                                                                                  --------------------------------------------
                                                                                      1997           1996            1995
                                                                                  -----------    -----------      ------------
                                                                                                               (as restated-Note 2)
Cash flows from operating activities:
Net loss......................................................................    $(123,011)    $ (67,006)         $(20,145)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of affiliate companies, net...............................       23,273        30,056             3,887
   Expenses paid by parent on behalf of the Company...........................           --        14,121             7,614
   Gain on sale of investments in affiliated companies........................      (65,249)      (16,013)               --
   Minority interest share of losses..........................................       (4,358)         (421)             (136)
   Depreciation and amortization..............................................       38,566         1,117               141
   Accretion of interest on senior secured notes..............................       73,695        31,175             4,834
   Provision for losses on investment related costs...........................        5,824         1,370             2,303
   Increase in subscriber receivables.........................................         (991)           --                --
   Decrease (increase) in other assets........................................       (8,263)       (2,085)               35
   Increase (decrease) in accounts payable, accrued liabilities and other.....       25,595         5,150            (3,275)
                                                                                   --------       -------          --------
Net cash flows from operating activities......................................      (34,919)       (2,536)           (4,742)
                                                                                   --------       -------          --------
Cash flows from investing activities:
Purchase of short-term investments............................................     (199,242)           --                --
Proceeds from sale of short-term investments..................................      180,602            --                --
Investments in and advances to affiliated companies and other investments.....      (65,945)     (122,207)          (60,900)
Proceeds from sale of investments in affiliated companies.....................       43,098        12,823                --
Purchase of additional interests in Austar....................................       (7,920)           --                --
Purchase of interest in Bahia Blanca..........................................      (26,382)           --                --
Payment of seller's note......................................................      (11,856)           --                --
Reimbursement of advance to affiliate.........................................         (698)          264               660
Restricted cash (deposited) released..........................................        9,820        (3,220)           (6,600)
Increase in note receivable of................................................       (5,557)       (7,000)          (12,000)
Repayment on notes payable....................................................       45,264            --                --
Acquisition, transaction and development costs incurred.......................       (6,802)       (4,621)           (4,462)
Purchase of property, plant and equipment.....................................     (204,187)       (7,658)           (2,336)
Increase in construction payables.............................................       38,331            --                --
                                                                                   --------       -------          --------
Net cash flows from investing activities......................................     (211,474)     (131,619)          (85,638)
                                                                                   --------       -------          --------
Cash flows from financing activities:
Capital distribution to parent................................................       (2,079)           --                --
Payments received on receivable from parent, net..............................           --       160,748            89,471
Proceeds from note payable to parent..........................................       39,428            --                --
Proceeds from offerings of senior notes.......................................      225,115            --                --
Cash contributions from minority interest partner.............................           --            --               692
Deferred debt costs...........................................................      (10,670)      (13,753)               --
Borrowing on other debt.......................................................        7,263         9,820               768
Payments on other debt .......................................................      (15,463)           --              (448)
                                                                                   --------       -------          --------
Net cash flows from financing activities......................................      243,594       156,815            90,483
                                                                                   --------       -------          --------
Effect of exchange rates on cash..............................................        1,056          (140)               --
                                                                                   --------       -------          --------
Increase in cash and cash equivalents.........................................       (1,743)       22,520               103
Cash and cash equivalents, beginning of period................................       22,623           103                --
                                                                                   --------       -------          --------
Cash and cash equivalents, end of period......................................     $ 20,880     $  22,623          $    103
                                                                                   ========       =======          ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

1.   Organization and Background

       United International Properties, Inc. ("UIPI" or the "Company"), a wholly-owned subsidiary of United International Holdings, Inc. ("UIH") was formed on September 21, 1994 in connection with the transaction contemplated by UIH's offering of 14% Senior Secured Discount Notes.

       Under UIH's offering of Senior Secured Discount Notes (the "Senior Notes"), UIH contributed to UIPI, UIH's interests in certain operating properties and early stage projects in Latin America and Asia/Pacific. UIPI will hold all of UIH's future investments and development projects in Latin America and Asia/Pacific. The accompanying financial statements have been prepared on a basis of reorganization accounting as though UIPI had performed all foreign development activities and made all acquisitions of the foreign multi-channel television interests in Latin America, Asia and the South Pacific since inception. UIPI reflected all of the transfers from UIH as a capital contribution from parent in the accompanying consolidated financial statements.

       In connection with the Senior Notes offering, UIH pledged UIPI's stock and intercompany receivables from UIPI as collateral to noteholders under the Senior Notes Indenture. Accordingly, UIH "pushed down" the Senior Notes indebtedness to UIPI for purposes of its standalone financial statements. Initially, UIPI recorded the push down of the Senior Notes as a receivable from UIH, as a significant portion of the cash proceeds from the offerings of Senior Notes was initially retained at the parent company level. Subsequent cash contributions to UIPI by UIH, whether contributed for additional equity investments or for the funding of normal operations, will be accounted for as a reduction of the intercompany receivable balance. The receivable from parent totaled $76,782 and $64,506 as of February 28, 1997 and February 29, 1996, respectively.

       A summary representation of the organizational structure of the Company as of February 28, 1997 is as follows. The accompanying consolidated financial statements have been prepared as though UIPI made investments in the following entities on the original date UIH made the investment:

                               [GRAPHIC OMITTED]

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

(1) UIH LA owns 100% of two subsidiaries and 80% of a third subsidiary that serve the Bahia Blanca and Punta Alta areas and has agreed, subject to certain conditions, to acquire the remaining 20% of the subsidiary in 1998.

(2) In September 1996, UIH LA completed an agreement with VTR S.A. ("VTR"), a leading Chilean conglomerate with interests in telecommunications and natural resources, under which the parties formed the joint venture VTR Hipercable S.A. ("VTRH"). UIH LA and VTR contributed their respective Chilean multi-channel television assets to VTRH of which UIH LA owns 34%. In December 1997, UIH LA will have the option to increase its interest to 50% after a revaluation of the properties (and corresponding reallocation of interest) subject to minimum and maximum values. Prior to formation of the joint venture, UIH LA held 100% interest in Cablevision and STX, both of which are Chilean multi-channel television operators.

(3) During the third quarter of 1997, UIH A/P acquired the remaining 6% interest in Austar.

(4) In July 1996, UIH A/P increased its ownership interest in Saturn to 100%. In exchange for acquiring the additional 50% interest, UIH A/P gave Saturn's other shareholder a 2.6% interest in UIH A/P.

(5) UIH A/P owns an effective 90% economic interest in the Tahiti project. UIH A/P's economic interest will decrease to 75% and 64% once UIH A/P has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.

(6) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40% equity ownership interest in the Philippines operating company

     In June 1995, UIH LA completed its acquisition of Megapo Communicaciones de Mexico, S.A. de C.V. ("Megapo"). UIH LA had advanced Megapo $12,000 as of February 28, 1995, which was converted to equity at closing and paid an additional $19,600, (for a total purchase price of $31,600) for a 49% interest in four operating subsidiaries and a 39.2% interest in a fifth operating subsidiary of Megapo.

     In June 1995, UIH LA completed an acquisition of 65% of Red de Television y Servicios por Cable S.A. ("STX"), a Chilean company which owns and operates eight cable television systems in Northern Chile. The purchase price was $25,918. In January 1996, UIH LA increased its ownership in Cablevision S.A. to 100% for approximately $22,100.

     In January 1996, UIH LA completed the sale for approximately $13,500 of its 25% interest in a company that held multi-channel television licenses for Rio de Janeiro, Brazil. UIH LA had invested a total of approximately $1,620 million in this company prior to the sale, resulting in a gain on sale of approximately $11,880. In August 1996, UIH LA sold its interest in Net Sao Paulo for $78,098 and recognized a gain of $65,249. The purchase price was satisfied with a cash payment of $43,098 and a note receivable of $35,000 which was paid in full in November 1996.

     Century United Programming Ventures Pty Limited, an Australian corporation, owned equally UIH A/P and Century Communications Corp., holds a 50% interest in XYZ Entertainment Pty Limited ("XYZ"). In October 1994, UIH A/P acquired an initial 50% interest in XYZ. In September 1995, a third party purchased a 50% interest in XYZ, thereby diluting UIH A/P's indirect interest in XYZ to 25%. UIH A/P recognized a gain on sale of investment of approximately $4,132 as a result of the sale.

2.     Summary of Significant Accounting Policies

Basis of Presentation

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises majority control and owns a majority economic interest, except Cablevision S.A. and STX as of and for the year ended February 29, 1996, as UIH LA subsequently contributed these interests to VTRH in September 1996. Accordingly, such investments have been accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. All affiliated companies have calendar year-ends, compared to the Company which has a fiscal year-end of February 28 (February 29 in leap years).

     The Company records its share of equity in income (losses) of affiliated companies or consolidates the affiliated companies based on the affiliated companies' calendar year-end results. Exchange rates used are as of February 28, 1997, unless otherwise noted.

Cash and Cash Equivalents and Restricted Cash

       Cash and cash equivalents include cash and investments with original maturities of less than three months. Restricted cash of $9,820 at February 29, 1996 is comprised of collateral for a note payable to a bank (Note 5).

Investments in and Advances to Affiliated Companies, Accounted for under the Equity Method

       For those investments in companies in which the Company's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and the Company exerts significant influence through board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of excess of cost over net tangible assets acquired. Investments in and advances to affiliated companies are as follows:

                                                            As of February 28, 1997
                              -------------------------------------------------------------------------------
                                 Investments in       Cumulative Equity     Cumulative
                                 and Advances to    in Income (Losses) of   Translation   Valuation
                              Affiliated Companies  Affiliated Companies(1) Adjustments   Allowance     Total
                              --------------------  ----------------------- -----------   ---------     -----
Europe
------
Monor Communications.........     $ 27,182                $ (8,221)         $(4,575)     $    --       $ 14,386
Iberian Programming Services.       11,187                  (4,734)              --           --          6,453
Latin America
-------------
VTRH(2)......................       82,010                  (2,122)          (1,502)          --         78,386
Megapo.......................       32,491                    (727)          (1,420)          --         30,344
TVSB.........................        6,132                  (2,859)              --           --          3,273
Jundiai......................        4,984                  (1,214)              --           --          3,770
United Family Communication..        1,739                     (10)              --           --          1,729
Asia/Pacific
------------
XYZ..........................       16,202(3)              (16,312)             110           --             --
SCS..........................        8,599                    (366)             155           --          8,388
HITV.........................        6,073                     (16)              --           --          6,057
Other
-----
Teleport St. Petersburg......        3,119                  (1,051)              --       (2,068)            --
                                  --------                ---------        --------      --------      --------
                                  $199,718                $(37,632)        $(7,232)      $(2,068)      $152,786
                                  ========                =========        ========      ========      ========
--------------------------------------------------------------------------------------------------------------------------------

(1) Does not include cumulative equity in losses of Net Sao Paulo of $9,979 as the Company sold its investment in August, 1996. Also, does not include cumulative equity in income of STX of $613 and cumulative equity in losses of Cablevision of $5,198 as these assets were exchanged for a 34% interest in VTRH on August 31, 1996.

(2) On August 31, 1996, the Company's investments in STX and Cablevision were carried at $52,474 and $27,873, respectively. The Company exchanged its investments in STX and Cablevision for a 34% interest in VTRH. Accordingly, such amounts are reflected as investment in VTRH as of February 28, 1997.

(3)    Includes an accrued funding obligation of $1,270 at December 31, 1996.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)



                                                                    As of February 29, 1996
                                    ----------------------------------------------------------------------------------------
                                        Investments in        Cumulative Equity     Cumulative
                                       and Advances to      in Income (Losses) of   Translation    Valuation
                                    Affiliated Companies   Affiliated Companies(1)  Adjustments    Allowance         Total
                                    --------------------   ----------------------- ------------    ---------       ---------
Europe
------
Monor Communications.............           $  24,632            $  (5,573)        $(2,654)       $    --       $  16,405
Iberian Programming Services.....               4,377                 (413)              --            --           3,964
Latin America
-------------
STX/Cablevision..................              60,362                 (832)           (796)            --          58,734
Net Sao Paulo....................              16,054               (8,290)              --            --           7,764
TVSB.............................               6,118               (1,582)              --            --           4,536
Megapo...........................             32,491(2)                (48)         (1,257)            --          31,186
Jundiai..........................               2,673                 (756)              --            --           1,917
Asia/Pacific
------------
Saturn...........................               6,014               (1,802)             112            --           4,324
XYZ..............................              11,718              (11,737)             111            --              92
SCS..............................               6,346                 (148)             183            --           6,381
HITV.............................               2,153                  (10)              --            --           2,143
Other
-----
Teleport St. Petersburg..........               2,961               (1,051)              --        (1,910)             --
ITN..............................               3,862               (1,032)              --            --           2,830
Other............................                 805                   (1)              --            --             804
                                              -------             ---------        --------      --------        --------
                                             $180,566             $(33,275)         $(4,301)     $ (1,910)       $141,080
                                             ========             =========         =======      ========        ========

(1) Does not include cumulative equity in losses of Austar of $3,788 as Austar's balance sheet is consolidated as of December 31, 1995. Also, does not include cumulative equity in losses of TV Cabo Rio of $381 as the Company sold its investment in December 1995.

(2) Of this amount, $12,000 was advanced as a note receivable as of February 28, 1995 and was contributed to equity at closing in June 1995.

(3) Includes $4,132 of investment prior to the receipt of $4,132 of proceeds received from the sale of 50% of the Company's interest. As the Company had recorded equity in losses from XYZ in an amount equal to its invested capital, the Company recognized a gain of $4,132 on this transaction. In addition, the Company accrued an additional funding obligation of $1,834 as of December 31, 1995.

      As of February 28, 1997 and February 29, 1996, the Company had the following differences related to the excess of cost over the net tangible assets acquired included in the above table. Such differences are being amortized over 15 years.


                                                                As of February 28, 1997         As of February 29, 1996
                                                              ---------------------------     ----------------------------
                                                                Basis         Accumulated       Basis         Accumulated
Europe                                                        Difference     Amortization     Difference      Amortization
------                                                        ----------     ------------     ----------      ------------
Monor Communications..............                              $3,959          $(837)         $ 2,707         $  (631)
Latin America
-------------
VTRH..............................                              17,505           (363)              --              --
STX Cablevision (1)...............                                  --              --          19,241            (866)
Net Sao Paulo (2).................                                  --              --           3,529            (927)
TVSB..............................                               2,953            (680)          3,757            (250)
Megapo............................                              23,661          (2,583)         25,369            (865)
Jundiai...........................                                 393             (87)            393             (39)
Asia/Pacific
------------
Saturn (3)........................                                  --              --           2,220            (107)


(1) The Company contributed its 100% interest in Cablevision and STX for a 34% interest in VTRH in 1996.

(2)    Net Sao Paulo was sold August 1996.

(3)    Effective July 1, 1996 the Company began consolidating Saturn.

Other Investments in Affiliated Companies , including Marketable Equity
Securities

       The cost method of accounting is used for the Company's other investments in affiliated companies in which the Company's ownership interest is less than 20% and where the Company does not exert significant influence, except for those investments in marketable equity securities. The Company classifies its investments in marketable equity securities in which its interest is less than 20% and where the Company does not exert significant influence as available for sale under Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, accounts for such investments at fair market value.

Property, Plant and Equipment

       Property, plant and equipment is stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. All subscriber equipment and capitalized installation labor is depreciated over 3 years. Upon disconnection of a subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off. Depreciation expense is computed using the straight-line method over the asset's estimated useful life shown below. Detail of property, plant and equipment is as follows:


                                                                           As of            As of
                                                                       February 28,      February 29,         Average
                                                                           1997             1996                Life
                                                                       ------------      ------------         -------
         MMDS distribution facilities.........................          $   57,074          $15,417            5-10

         Cable distribution networks..........................              22,795              891            5-10
         Subscriber premises equipment and converters.........             126,007            7,728               3
         Furniture and fixtures...............................               2,703              259            5-10
         Leasehold improvements...............................               3,545            1,582            6-10

         Other................................................              34,640            5,545             3-5
                                                                        ----------          -------
                                                                           246,764           31,422
               Accumulated depreciation and amortization......            (28,554)           (1,579)
               Net property, plant and equipment..............            $218,210         $ 29,843
                                                                          ========         ========

       Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

Acquisition, Transaction and Development Costs

       The Company capitalizes direct and incremental costs incurred relative to pursuing potential investments. If an investment is made, these costs are either reimbursed to the Company by the affiliated company or capitalized as part of the cost basis of the Company's investment. If the potential investment is abandoned, these costs are expensed. The Company had deferred acquisition, transaction and development costs as follows:


                                                                                    As of               As of
                                                                                 February 28,       February 29,
                                                                                    1997                1996
                                                                               ---------------     ---------------
         Europe............................................................       $     361            $    783
         Asia/Pacific...................................................              2,954               2,073
         Latin America..................................................              3,448               2,494
         Other..........................................................                133                 191
                                                                                  ---------            --------
                                                                                      6,896               5,541
         Reserve........................................................             (1,000)             (1,000)
                                                                                  ---------            --------
                                                                                  $   5,896            $  4,541
                                                                                  =========            ========

       The Company expensed acquisition, transaction and development costs of $2,624, $1,217 and $2,276 related to the abandonment of projects during the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

Goodwill

       The Company's acquisition of an additional 40% economic interest in Austar was recorded as a step acquisition. The majority of the purchase price of $45,081 was recorded as goodwill as the underlying net book value of all tangible and intangible assets approximated their respective fair values at that date. Accordingly, goodwill of $44,790 is being amortized over 15 years beginning January 1, 1996. In July 1996, the Company acquired the remaining 50% interest in Saturn, resulting in an additional $8,773 of goodwill which is being amortized over 15 years. In November 1996, the Company acquired its interest in Bahia Blanca. The majority of the purchase price was recorded as goodwill as the underlying net book value of all tangible and intangible assets acquired approximated their fair values at that date.

Recoverable Amounts of Tangible and Intangible Assets

       The carrying amount of all tangible and intangible assets are reviewed periodically whenever events and circumstances indicate the carrying value of the assets may exceed their recoverable amount. The recoverable amounts of all tangible and intangible assets have been determined using net cash flows which have not been discounted to their present values.

Other Non-Current Assets

       Other non-current assets are comprised of the following:


                                                                                          As of                 As of
                                                                                    February 28, 1997     February 29, 1996
                                                                                    -----------------     -----------------
         Deferred debt offering costs, net................................                $22,384               $17,655
         License fee, net.................................................                 10,387                10,693
         Other, net of reserve............................................                  7,559                 1,873
                                                                                          -------               -------
                                                                                          $40,330               $30,221
                                                                                          =======               =======

       An affiliate of Tele-Communications, Inc. ("TCI") made certain advances to the subsidiaries of Swedish Cable and Dish ("SCD") prior to the Company's acquisition of SCD in 1989. In connection with the acquisition, the Company agreed to cause those subsidiaries to repay the advances at closing and the minimum amount agreed by all parties to be outstanding was repaid at that time. During February 1996, the Company paid the remainder of $4,100 (including accrued interest) to TCI and recorded a receivable from SCD for such an amount. The Company also recorded a reserve for the full amount as of February 29, 1996. In December 1996, the Company received $2,198 from SCD pursuant to these agreements. The Company recorded such amount as a reduction of its provision for losses on investment related costs.

       The acquisition of MMDS licenses has been recorded at cost. The cost to acquire these licenses ($10,520), acquired for a 5-year period for Australia, will be amortized over the remaining license period upon commencement of operations. The licenses are renewable every 5 years. In Tahiti, the license rights, totaling $2,387, are amortized over a 10-year period.

Revenue Recognition

       Monthly service and installation fees are recognized as revenue in the period the related services are provided to the subscribers. Installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs. To the extent installation fees exceed direct selling costs, the excess would be deferred and amortized over the average contract period.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

Concentration of Credit Risk

       Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of subscriber receivables. Concentrations of credit risk with respect to subscriber receivables are limited due to the large number of customers comprising the Company's customer base.

Income Taxes

       The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax bases of assets and liabilities and carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance for amounts which do not satisfy the realization criteria of SFAS 109.

Foreign Operations

       The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are presented in United States dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at year-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of parent's equity.

       Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

       In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations in foreign countries are translated based on average exchange rates for the period while balance sheet amounts are translated at period-end exchange rates. As a result, amounts related to assets and liabilities reported on the Consolidated Statements of Cash Flows will not agree to changes in the corresponding balances on the Consolidated Balance Sheets. The effects of exchange rate changes on cash balances held in foreign currencies is reported as a separate line below cash flows from financing activities.

Supplemental Cash Flow Disclosures

     Cash paid for interest was $870, $677 and $0 for fiscal 1997, 1996 and 1995, respectively. In connection with the Company's acquisition of an additional 40% economic interest in CTV and STV, the Company issued preferred stock having an initial liquidation value of $29,840. Notes 3 and 8. In July 1996, the Company acquired the remaining 50% interest in Saturn by issuing 13 shares of UIH A/P common stock valued at $7,800.

The Company acquired $3,632 of assets with capital leases for the year ended February 28, 1997.

Reclassifications

       Certain prior year amounts have been reclassified to conform with the current year presentation.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


3.    Acquisitions

         Austar

       In December 1995, the Company acquired an additional 40% effective economic interest in Austar from other shareholders increasing its effective economic interest to 90%. The Company paid $15,240 in cash and UIH contributed 170,513 shares of its convertible preferred stock having an initial liquidation value of $29,840 for the additional 40% effective economic interest. Details of the net assets acquired, which were denominated in Australian dollars and translated to U.S. dollars using the exchange rate on the day of the acquisition, are as follows:


       Tangible assets................................................................                 $  18,267
       Intangible assets..............................................................                     8,643
       Receivables, prepaids and other................................................                     2,704
       Cash...........................................................................                     7,222
       Accounts payable and accrued liabilities.......................................                    (6,140)
       Other debt.....................................................................                      (890)
       Minority shareholders' interest................................................                    (2,363)
       Net investment prior to acquisition of 40%.....................................                   (27,153)
                                                                                                       ---------
           Net assets.................................................................                       290
       Goodwill.......................................................................                    44,790
                                                                                                       ---------
           Total consideration........................................................                  $ 45,080
                                                                                                        ========

       The Company's cumulative investment in Austar as of February 29, 1996 includes cash invested of $19,903, bridge loans of $17,400, the purchase of a 10% interest from another shareholder for $5,613 and the purchase of the 40% interest from another shareholder for $45,080. The Company's equity in losses from Austar for the years ended February 29, 1996 and February 28, 1995 were $3,036 and $748, respectively. The Company invested an additional $149,076 in Austar during fiscal 1997 and acquired the remaining minority interest in October 1996 for $7,920.

       Telefenua

       In January 1995, the Company acquired an initial 90% economic interest in Telefenua in exchange for a cash contribution into Telefenua of $6,060, the contribution of a note and accrued interest due UIH of $817 and equipment leased to Telefenua totaling $2,039. Details of the net assets acquired, which were denominated in French Pacific francs and translated into U.S. dollars using the exchange rate on the day of acquisition are as follows:


       Tangible assets................................................................                  $  4,213
       Intangible assets..............................................................                     1,835
       Other..........................................................................                       107
       Cash...........................................................................                     6,181
       Accounts payable and accrued liabilities.......................................                      (783)
       Due to affiliate...............................................................                    (2,110)
       Minority shareholders' interest................................................                      (527)
                                                                                                        --------
           Total consideration........................................................                  $  8,916
                                                                                                        ========

       The purchase price was allocated to the net assets acquired based on relative fair market values.

       The Company's cumulative investment in Telefenua at February 29, 1996 includes the cash and notes contributed of $6,877, an equipment lease of $2,285 and bridge loans in the amount of $4,527, plus an additional cash investment during 1996 totaling $3,048. The Company's consolidated assets, liabilities, revenues, expenses and net loss after intercompany eliminations related to Telefenua for the year ended December 31, 1995 totaled $10,989, $9,710, $1,882, $5,438 and $3,556, respectively.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

       In response to a legal challenge by the President of Tahiti, the Conseil d'Etat of France recently cancelled a decree authorizing MMDS licenses by the French communications agency in French Polynesia and similar French territories. The cancellation could provide a legal basis to cancel a required authorization already granted to Telefenua by the French communications agency. The territorial government in Tahiti has brought an action in French court seeking such cancellation although such cancellation has not yet taken place. A law recently enacted by the French Parliament gives Telefenua a legal basis to ask for a new authorization from the communications agency, should the existing authorization be nullified. There can be no assurance, however, that if the existing authorization is nullified a new authorization will be obtained, or if a new authorization is obtained, that it would not differ from the existing authorization.

       Saturn

       In 1994, the Company acquired a 50% interest in Saturn. In July 1996, the Company acquired the remaining 50% of Saturn by issuing 13 shares of its common stock valued at $7,800. Details of the net assets acquired, which were determined in New Zealand dollars and translated to U.S. dollars using the exchange rate on the day of the acquisition, are as follows:


       Tangible assets.......................................................................               $ 8,509
       Receivables, prepaids and other.......................................................                   373
       Cash..................................................................................                   708
       Accounts payable and accrued liabilities..............................................                (1,430)
       Net investment prior to acquisition of 50%............................................                (9,133)
                                                                                                            -------
                                                                                                               (973)
       Goodwill..............................................................................                 8,773
                                                                                                            -------
            Total consideration..............................................................               $ 7,800
                                                                                                            =======

       The Company's cumulative investment in Saturn as of December 31, 1996 was $18,561.

       Bahia Blanca

       In October 1996, the Company acquired 100% of two cable systems and 80% of one system, serving the cities of Bahia Blanca and Punta Alta for approximately $52,520. The Company paid $26,382 in cash at the date of acquisition, with the remaining $26,138 to be paid over eighteen months. Details of the net assets acquired, are as denominated in Argentine pesos and translated to U.S. dollars using the exchange rate on the date of acquisition, are as follows:


       Tangible assets.......................................................................               $ 4,051
       Goodwill .............................................................................                59,058
       Cash..................................................................................                    97
       Other                                                                                                  5,958
       Accounts payable and accrued liabilities..............................................               (16,401)
       Notes payable.........................................................................
                                                                                                               (243)
                                                                                                           $ 52,520
       Less seller notes.....................................................................                26,138
                                                                                                           --------
            Total consideration                                                                            $ 26,382
                                                                                                           ========

4. Investments in and Advances to Affiliated Companies, Accounted for Under the Equity Method

       Investments in and advances to affiliated companies accounted for under the equity method amounted to $152,786 and $141,080 at February 28, 1997 and February 29, 1996, respectively.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


       Condensed financial information for the Company's significant equity investees is presented below:

Monor Communications

       In September 1994, UIH acquired a 47.6% (which was later increased to 48.4%) net equity interest in Monor Communications Group, Inc. ("Monor Communications") which indirectly owns a controlling interest in a local-loop telephony concession for the region of Monor, Hungary. During the year ended February 29, 1996, UIH contributed its interest in Monor Communications to the Company at its net book value of $17,067. Condensed financial information, derived from audited consolidated financial statements for Monor Communications and its subsidiaries which were audited by Coopers & Lybrand LLP, stated in U.S dollars, is as follows:


                                                                                                As of
                                                                                             December 31,
                                                                                                1995
                                                                                             ------------
Condensed Consolidated Balance Sheet Data
Cash.....................................................................                       $   431
Property, plant and equipment, net.......................................                        54,532
Intangible assets, net...................................................                         3,619
Other assets.............................................................                         4,720
                                                                                                -------
     Total assets........................................................                       $63,302
                                                                                                =======

Accounts payable and accrued liabilities.................................                       $ 7,758
Notes payable............................................................                        34,566
Deferred revenue.........................................................                         1,361
Minority interest........................................................                         1,706
Shareholders' equity.....................................................                        17,911
                                                                                                -------
     Total liabilities and shareholders' equity..........................                       $63,302
                                                                                                =======

                                                                                          For the Years Ended
                                                                                               December 31,
                                                                                    ----------------------------
                                                                                         1995            1994(1)
                                                                                    --------------     ---------
Condensed Consolidated Income Statement Data
Revenue...................................................................             $ 5,508           $   347
Operating, selling, general and administrative expenses...................              (6,179)           (1,872)
Depreciation and amortization.............................................              (2,851)             (477)
                                                                                       -------           -------
      Net operating loss..................................................              (3,522)           (2,002)
Interest, net.............................................................                (835)             (220)
Foreign currency (loss) gain..............................................              (5,408)               19
Other.....................................................................                 463               489
                                                                                       -------           -------
      Net loss............................................................             $(9,302)          $(1,714)
                                                                                       =======           =======

(1)   Monor Communications began operations in late 1993.

Megapo

       In June 1995, the Company acquired a 49% net equity interest in Megapo. Condensed combined financial information, derived from audited financial statements for Megapo which were audited by Galaz, Gomez, Morfin, Chavero, Yamazaki, stated in U.S dollars, is as follows:

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

                                                                                                 As of
                                                                                              December 31,
                                                                                                  1995
                                                                                              -----------
Condensed Combined Balance Sheet Data
Cash......................................................................                    $   9,609
Property, plant and equipment, net........................................                        2,428
Other assets .............................................................                        3,545
                                                                                              ---------
     Total assets.........................................................                      $15,582
                                                                                              =========

Accounts payable and accrued liabilities..................................                    $   1,770
Notes payable.............................................................                          589
Deferred revenue..........................................................                          491
Shareholders' equity......................................................                       12,732
                                                                                              ---------
     Total liabilities and shareholders' equity...........................                    $  15,582
                                                                                              =========

                                                                                            For the Years Ended
                                                                                                December 31,
                                                                                      ------------------------------
Condensed Combined Income Statement Data                                                 1995                   1994
                                                                                      ---------            ---------
Revenue......................................................................         $11,672              $  18,927

Operating, selling, general and administrative expenses...................
                                                                                      (6,814)               (13,816)
Depreciation and amortization.............................................
                                                                                      (1,558)                (1,884)

      Net operating income................................................              3,300
                                                                                                               3,227
Interest, net.............................................................                243
                                                                                                               (368)
Foreign currency gain.....................................................              1,848

Other.....................................................................
                                                                                      (1,809)                (2,182)

      Net income..........................................................            $ 3,582            $      677
                                                                                      =======            ==========

CTV

       In September 1994, the Company began to fund its 40% economic interest in CTV, an Australian company that currently holds MMDS licenses in Australia. The Company then acquired an additional 10% economic interest in CTV from another shareholder for $5,613. As noted above, in December 1995, the Company purchased an additional 40% economic interest in CTV which increased its economic interest to 90% and, accordingly, the Company consolidated the balance sheet of CTV effective December 31, 1995.

       Condensed financial information for CTV, stated in U.S. dollars, is as follows:

                                                                                            For the Years Ended
                                                                                                December 31,
                                                                                         1995                1994(1)
                                                                                         -----               -------
Condensed Consolidated Income Statement Data
Revenue                                                                               $   433             $      --
Operating, selling, general and administrative expenses.....................
                                                                                       (4,804)                 (243)
Depreciation and amortization...............................................
                                                                                       (1,113)                   (3)
                                                                                       ------               -------
     Net operating loss.....................................................           (5,484)                 (246)
Interest, net...............................................................              914                   246
Other.......................................................................              245                    --
                                                                                      -------               -------
     Net loss...............................................................          $(4,325)              $    --
                                                                                      =======               =======

(1)  CTV  began operations during 1994.

STV

       In October 1994, the Company began to fund its 50% economic interest in STV, an Australian company that holds MMDS licenses in Australia. In December 1995, the Company purchased an additional 40% economic interest in STV which increased its economic interest to 90%, and, accordingly, the Company has consolidated the balance sheet of STV effective December 31, 1995 (see Note 1).

       Condensed financial information for STV, stated in U.S. dollars, is as follows:

                                                                                              For the Years Ended
                                                                                                   December 31,
                                                                                            1995             1994(1)
                                                                                            ----             -------
Condensed Consolidated Income Statement Data
Revenue                                                                                  $               $      --
                                                                                         10
Operating, selling, general and administrative expenses.....................             (2,670)             (197)
Depreciation and amortization...............................................               (158)               (3)
                                                                                 ----      ----        ------  ---
     Net operating loss.....................................................             (2,818)             (200)
Interest, net...............................................................                  315             107
                                                                                          -------
     Net loss...............................................................            $(2,503)           $  (93)
                                                                                        =======            ======

(1)  STV  began operations during 1994.

Net Sao Paulo

       During fiscal 1994, the Company acquired a 20% interest in Net Sao Paulo. During fiscal 1995, through a series of transactions, the Company increased its ownership to 34%. Condensed financial information for Net Sao Paulo derived from audited financial statements which were audited by Price Waterhouse stated in U.S dollars, is as follows (the report of other auditors referred to above with respect to Net Sao Paulo indicates there is substantial doubt about Net Sao Paulo's ability to continue as a going concern):


                                                                                                   As of
                                                                                                December 31,
                                                                                                    1995
                                                                                                -----------
Condensed Consolidated Balance Sheet Data
Cash........................................................................                   $     211
Property, plant and equipment, net..........................................                      40,365
Other assets................................................................                         965
                                                                                           -------   ---
    Total assets............................................................                     $41,541
                                                                                                 =======

Accounts payable and accrued liabilities....................................                     $16,218
Notes payable...............................................................                      15,281
Deferred revenue............................................................                       8,852
Shareholders' equity........................................................                       1,190
                                                                                           ----    -----
    Total liabilities and shareholders' equity..............................                     $41,541
                                                                                                 =======



                                                                                            For the Years Ended
                                                                                                   December
                                                                                                     31,
                                                                                            --------------------------
                                                                                            1995               1994 (1)
                                                                                 -----      -----      -----   --------
Condensed Consolidated Income Statement Data
Revenue.....................................................................           $ 12,016             $ 1,144
Operating expenses..........................................................            (10,786)             (1,630)
Selling, general and administrative expenses................................             (9,753)             (5,227)
Depreciation and amortization...............................................             (2,957)               (287)
                                                                                 ----    -------       ----    -----
   Net operating loss.......................................................            (11,480)             (6,000)
Interest, net...............................................................             (2,625)             (1,725)
Foreign currency (loss) gain................................................               (6)             949
                                                                                           --        ---------
    Net loss................................................................           $(14,111)            $(6,776)
                                                                                       ========             =======

(1) Net Sao Paulo began operations in late 1993 and was sold in August 1996.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)

XYZ

       Condensed financial information for XYZ stated in U.S. dollars, which is derived from financial statements audited by Deloitte Touche Tohmatsu, is as follows:

                                                                                                     As of
                                                                                                December 31, 1995
                                                                                                -----------------
Condensed Consolidated Balance Sheet Data
Cash...........................................................................                  $    2,309
Property, plant and equipment, net.............................................                       2,499
Intangible assets, net.........................................................                       1,871
Other assets...................................................................                       1,933
                                                                                                      -----
    Total assets...............................................................                  $    8,612
                                                                                                 ==========
Accounts payable and accrued liabilities.......................................                   $  16,068
Shareholder loans..............................................................                      21,597
Shareholders' equity...........................................................
                                                                                                   (29,053)
    Total liabilities and shareholders' equity.................................                  $    8,612
                                                                                                 ==========


                                                                                            For the Years Ended
                                                                                                 December 31,
                                                                                        ------------------------
                                                                                         1995              1994
                                                                                        -------           ------
Condensed Consolidated Income Statement Data
Revenue.......................................................................       $   1,266             (183)
Operating, selling, general and administrative expenses.......................         (27,511)               --
Depreciation and amortization.................................................          (2,662)               --
                                                                                                            (183)
    Net operating loss........................................................         (28,907)                2
Interest, net.................................................................              145                -
    Net loss..................................................................        $(28,762)           $ (181)
                                                                                      ========            ======

(1)   XYZ began operations in late 1994.

5.     Debt

       Debt consists of the following:

                                                                                          As of               As of
                                                                                      February 28,        February 29,
                                                                                          1997               1996
                                                                                   -------    -----    -------   ----
    November 1994 14%  senior secured discount notes, net of unamortized discount       $264,985            $228,828
    November  1995  14%  senior  secured   discount  notes,  net  of  unamortized         90,161              78,745
    discount
    February 1996 14% senior secured discount notes, net of unamortized discount          55,193              49,140
    May 1996 14% UIH A/P senior discount notes, net of unamortized discount.....         245,182                  --
    Note payable to a company, interest at 1.5% above the rate published by a
certain Chilean   bank, principal and interest due quarterly until June 1998,              5,447                  --
secured by shares of STX........................................................
    Note payable to a bank, interest at 7.5%, paid in July 1996.................           9,820                  --
    Note payable to a bank, interest at LIBOR plus 1.75%, paid in  August 1996..              --               3,828
    Capitalized lease obligations...............................................           4,959
                                                                                                                 890
    Mortgage note, interest at 7.885%, 7 year term..............................           1,252                  --
    Foreign taxes payable.......................................................           7,771                  --
    Other.......................................................................           1,343
                                                                                   ------  -----
                                                                                                               123
                                                                                         676,293             371,374
         Less current portion...................................................          (1,333)               (147)
                                                                                   ---    ------       -------  ----
         Total senior secured notes and other debt..............................        $674,960            $371,227
                                                                                        ========            ========

     In November 1994, UIH sold 394,000 units consisting of $394,000 14% senior secured discount notes due November 15, 1999 (the "1994 Notes") and 394,000 Warrants to purchase UIH Class A Common Stock. The 1994 Notes were issued at a discount from their principal amount of $394,000 resulting in net proceeds of $192,771. The 1994 Notes are deemed, for accounting purposes, to accrete interest at a rate of 15.24% compounded semi-annually and no cash interest payments will be made prior to maturity on November 15, 1999, at which time $394,000 will be payable.

       In November 1995, UIH sold 130,000 14% senior secured notes (the "1995 Notes"). The 1995 Notes were issued at a discount from their principal amount of $130,000 resulting in net proceeds of $63,886 and accrete interest at a rate of 14.0% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999, at which time $130,000 will be payable.

       In February 1996, UIH sold 75,350 14% senior secured notes (the "1996 Notes"). The 1996 Notes were issued at a discount from their principal amount of $75,350 resulting in net proceeds to UIH of $47,356 and are deemed, for accounting purposes, to accrete interest at a rate of 11.875% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999, at which time $75,350 will be payable.

       On May 14, 1996, UIH A/P raised total gross proceeds of approximately $225,115 from the private placement of $443,000 aggregate principal amount of Senior Notes (the "UIH A/P Notes"). No cash interest payments are required until May 15, 2001, at which time cash interest payments will be payable semi-annually on each May 15 and November 15. The UIH A/P Notes are due May 15, 2006. In September 1996, the UIH A/P Notes were exchanged for 14% Senior Discount Notes due 2006, Series B. Effective May 16, 1997, the interest rate on the UIH A/P Notes increased by an additional 0.75% per annum.

       If UIH A/P does not consummate an issuance of capital stock resulting in gross proceeds to UIH A/P of at least $70,000 (an "Equity Sale") prior to November 16, 1997, the interest rate on the UIH A/P Notes will be increased by an additional 0.75% per annum, until such time as the Equity Sale is effected. In addition, if UIH A/P does not consummate an Equity Sale prior to November 16, 1997, the then holders of the Notes will be entitled to receive warrants to purchase common stock of UIH A/P or, in certain circumstances, UIH A/P. UIH A/P plans to

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


pursue additional sources of funding that may constitute an Equity Sale although there can be no assurance that UIH A/P will be successful in concluding an Equity Sale prior to November 16, 1997.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


       The market value, based on trades were as follows:

       As of February 29, 1997:                                        Accreted Value             Market Value
                                                                       --------------             ------------
          1994 Notes...........................................           $264,985                  $289,590
          1995 Notes...........................................           $ 90,161                  $ 95,550
          1996 Notes...........................................           $ 55,193                  $ 55,382
          UIH A/P Notes (1)....................................           $245,182                  $230,360
       As of February 28, 1996:                                        Accreted Value              Market Value
                                                                       --------------              ------------
          1994 Notes...........................................            $228,828                  $256,100
          1995 Notes...........................................           $  78,745                 $  84,500
          1996 Notes...........................................           $  49,140                 $  48,978

(1)  Amounts for UIH A/P Notes are as of December 31, 1996.

       The 1994 Notes, 1995 Notes and 1996 Notes (together the "Senior Notes") are secured by a first priority security interest in (i) all of the equity interests of the Company and (ii) intercompany notes of the Company held by UIH. The Senior Notes Indenture prohibits UIH from incurring any lien against its other assets. The Indenture also prohibits certain subsidiaries from incurring any lien against their assets other than liens securing certain permitted project financings. The Indenture generally prohibits making investments in entities that are not "restricted" by the terms of the Indenture. UIH has the option to invest in "unrestricted entities" in an aggregate amount equal to the sum of $50,000 plus the aggregate amount of net cash proceeds from sales of equity and subordinated indebtedness by the Company after the date of the Indenture.

       The Senior Notes are senior secured obligations of the Company. The Senior Notes rank paripassu in right of payment with all future senior obligations of the Company and senior in right of payment to all future subordinated indebtedness of the Company. The Indenture will prohibit the Company from incurring additional senior indebtedness with a certain limited exception for $15,000 of guarantees.

       In connection with the Company's acquisition of the additional 40% effective economic interest in Austar, UIH issued 170,513 shares of its convertible preferred stock to the Company in exchange for a promissory note in the principal amount of $29,838. The note accrues interest at a rate of 14% per annum and is due and payable on demand.

The Company's maturities of its debt is as follows:

        1998................................................................................        $     --
        1999................................................................................          14,561
        2000................................................................................         410,339
        2001................................................................................              --
        2002 and thereafter.................................................................         246,434
                                                                                                    --------
                                                                                                     671,334
             Capitalized lease obligations..................................................           4,959
                                                                                                    --------
             Total Senior notes and other debt..............................................        $676,293
                                                                                                    ========

6.    Commitments

         The Company has entered into various operating lease agreements for office space, office furniture and office equipment. Rental expense under these lease agreements totaled $2,342, $0 and $0 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

       The Company has operating lease obligations and other non-cancelable commitments as follows:

        1998................................................................................         $ 3,634
        1999................................................................................           3,455
        2000................................................................................           1,983
        2001................................................................................           1,707
        2002 and thereafter.................................................................           3,466
                                                                                             ----      -----
                                                                                                     $14,245

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


     The Company has licenses fees payable annually as follows:

         1998 ...............................................................................        $  2,629
         1999 ...............................................................................           2,629
         2000 ...............................................................................           2.629
         2001 ...............................................................................           2,338
         2002 and thereafter.................................................................
                                                                                                        1,021
                                                                                                      $11,246

     The Company has capital lease obligations as follows:

         1998 ...............................................................................        $  1,764
         1999 ...............................................................................           1,753
         2000 ...............................................................................           2,151
         2001 ...............................................................................             113
         2002 and thereafter.................................................................              47
                                                                                                 -------   --
                                                                                                        5,828
                    Future finance charges...................................................          (869)
                                                                                                ----   ----
                                                                                                       $4,959

       During 1994, CTV Pty Limited ("CTV") and STV Pty Limited ("STV"), the companies that comprise Austar Entertainment Pty Limited ("Austar"), entered into franchise agreements with Australis. The agreements carry 15-year terms and may be extended for an additional 10 years. The agreements provide for an exclusive license and franchise for MMDS and satellite services and a non-exclusive license and franchise for cable services for all franchisor services including uplink and programming including Channel [V] (a 24-hour music video channel), Arena, Showtime, Nickelodeon, TVI, Encore, Discovery and Fox Sports (the "Galaxy Package"). Under the agreements, minimum payments are due, which include service fees based on varying percentages of net revenues as defined in the agreement, and subscription levies which are dependent on the number of subscribers.

       For a five year period beginning July 1997, Austar has secured a 54 MHz transponder capable of broadcasting between 10 and 15 digital channels on the Optus Vision Pty Limited ("Optus Vision") satellite. Optus Vision currently transmits the Galaxy Package and, pursuant to an agreement with Australis, has the right to deliver such programming to its customers through the Galaxy system. The Company will pay approximately $480 per month in satellite service fees under its agreement with Optus Vision. Satellite fees payable are as follows:

         1998 ...............................................................................        $  2,880
         1999 ...............................................................................           5,760
         2000 ...............................................................................           5,760
         2001 ...............................................................................           5,760
         2002 ...............................................................................           5,760
         2003 ...............................................................................           2,880
                                                                                                ----    -----
                                                                                                      $28,800

       Although Austar's franchise agreements were formerly exclusive for all multi-channel television including MMDS and cable television operations, the Company and Austar have recently agreed to allow Foxtel Management Pty Limited ("Foxtel") to carry the Galaxy Package on Foxtel's wireline cable television systems throughout Australia. This agreement provides that Austar will be compensated for any Foxtel subscriber in its franchise area in an amount equal to the profit margin Austar would have received if it had sublicensed such programming to Foxtel (the "Australis Arrangement").

       As of February 28, 1997, the Company had executed guarantees of certain facilities totaling $12,031.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


7.      Contingencies

         In October 1996, a complaint was served on UIH by an individual who claimed to have worked with UIH in connection with the acquisition by Austar of certain of its licenses, claiming that UIH owes him a 12.5% equity interest in unspecified subsidiaries of UIH in consideration of services purportedly provided. This complaint, seeking an unspecified amount of damages, is pending in a civil court in Melbourne, Australia. UIH intends to vigorously defend these claims, which UIH believes are without merit.

       On November 6, 1996, Austar filed a complaint in the Supreme Court of New South Wales, Commercial Division, seeking an injunction to prevent (i) Australis from transferring its satellite delivery systems and associated infrastructure to its joint venture with Optus Vision and (ii) Optus Vision from using such infrastructure to deliver DTH services in Austar's franchise area. Austar believes that using the infrastructure by any entity other than Austar for the provision of DTH services within Austar's franchise areas violates the terms of Austar's franchise agreement with Australis which granted Austar an exclusive license and franchise to use the infrastructure within its franchise areas. Austar is seeking injunctive relief or, in the alternative, damages associated with this violation of its franchise agreement. On December 6, 1996, Australis filed counterclaims against Austar and UIH A/P alleging generally that Austar and UIH A/P breached implied terms of the Australis Arrangement by seeking such injunctive relief. In addition, Optus Vision claims that the exclusive nature of Austar's franchise agreements violates Australia's Trade Practices Act. On May 9, 1997, pursuant to the court's permission, Austar amended its complaint to include claims that the agreement between Australis and Optus Vision violates Australia's Trade Practices Act and that Austar is entitled to damages arising from interference with its contractual relations with Australis under the Franchise Agreements. Austar's complaint was also amended to add as defendants two affiliates of Optus Vision: Publishing and Broadcasting Ltd. and its subsidiary, Pay TV Optus. UIH A/P intends to vigorously defend its position.

       Australis, Austar's primary supplier of programming, is engaged in a rapid roll-out of service that has required a significant amount of capital and has strained its liquidity. Australis has recently closed private offerings of debt and equity securities that Australis announced would enable it to carry its business through to cash flow positive. If such financing is not sufficient to satisfy Australis' long-term capital needs, Australis may have difficulty meeting contractual obligations with respect to the four Galaxy channels distributed directly by Australia. UIH A/P believes that if Austar is no longer able to obtain the four Galaxy channels provided by Australis on an exclusive bases and it were required to seek replacement programming, it would have access to the same programming directly from the suppliers of the four Galaxy channels or sufficient alternative programming on competitive terms. There can be no assurance, however that this would be the case and the inability of Austar to procure the same or suitable alternative programming at competitive rates and on an exclusive basis in its service areas could have a material adverse effect on UIH A/P.

8.      Income Taxes

       In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for foreign income taxes paid or accrued. Because the Company must calculate its foreign tax credit separately for dividends received from each foreign corporation in which the Company owns 10% to 50% of the voting stock, and because of certain other limitations, the Company's ability to claim a foreign tax credit may be limited, particularly with respect to dividends paid out of earnings subject to a high rate of foreign income tax. Generally, the Company's ability to claim a foreign tax credit is limited to the amount of U.S. taxes the Company pays with respect to its foreign source income. In calculating its foreign source income, the Company is required to allocate interest expense and overhead incurred in the United States between its U.S. and foreign activities. Accordingly, to the extent U.S. borrowings are used to finance equity contributions to its foreign subsidiaries, the Company's ability to claim a foreign tax credit may be significantly reduced. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings. The Company has an ownership interest in Telefenua, Cable Star and

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


Bahia Blanca which are located in Tahiti, Peru and Argentina with which the United States does not have income tax treaties. As a result, the Company may be subject to increased withholdings taxes on dividend distributions and other payments from those entities and also may be subject to double taxation with respect to income generated by those entities.

       The Company accounts for income taxes on a separate company basis in accordance with SFAS 109. The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to accounting for equity in income (losses) of affiliated companies, accrual of certain liabilities, the non-consolidation of its consolidated foreign subsidiaries for U.S. tax purposes and the current non-deductibility of interest expense on the Company's senior notes issued in May 1996. In addition, for financial reporting purposes, the Company expenses certain costs, including salaries and benefits, related to its acquisition, transaction and development activities which are capitalized for income tax purposes. Since the Company holds the majority of its foreign investments through affiliates which hold investments accounted for under the equity method in foreign corporations, taxable income (loss) generated by these affiliated companies does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $18,300 and $14,400 at February 28, 1997 and February 29, 1996, respectively) in investments in affiliated companies who in turn have investments in foreign corporations.

       The Company's United States tax net operating losses, totaling approximately $76,400 at February 28, 1997, expire beginning in 2004 through 2012. The significant components of the net deferred tax asset are as follows:

                                                                    As of                             As of
                                                                February 28,                       February 29,
                                                                    1997           Change             1996
                                                                -----------      ----------       -------------
Deferred Tax Assets
       Company's United States tax net operating loss
         carryforwards....................................         $29,803         $ 9,860          $19,943
       Tax net operating loss carryforwards of
         consolidated foreign subsidiaries (1)............          25,539          21,374            4,165
       Acquisition, transaction and development costs.....           1,044          (2,019)           3,063
       Investment valuation allowance and other...........            (47)             230             (277)
       Unrealized loss on investments.....................           2,367           1,903              464
       Accrued interest expense on UIH A/P Notes..........           7,826           7,826              --
       Deferred compensation and severance................             614             --               614
       Other liabilities..................................             469             (41)             510
                                                                   -------          -------         -------
                                                                    67,615          39,133           28,482
       Valuation reserve..................................         (67,615)        (39,133)         (28,482)
                                                                   -------          -------         -------
       Deferred tax asset, net............................         $   --           $  --           $   --
                                                                   =======          =======         =======

(1) For Australian income tax purposes, the net operating less carryforwards may be limited in the event of a change in business.


       The difference between income tax expense provided in the financial statements and the expected income tax expense (benefit) at statutory rates us reconciled as follows:


                                                                              For the Years Ended
                                                               ------------------------------------------------
                                                               February 28,      February 29,      February 28,
                                                                   1997              1996              1995
                                                               ------------      -------------     ------------
       Expected income tax expense (benefit) at statutory
         rates............................................       $(47,974)       $(26,132)         $(7,857)
       Tax effect of permanent and other differences:
       Book/tax basis differences associated with foreign
         equity investments...............................          9,076          11,722            1,516
       Non-deductible entertainment.......................            151             226               16
       Amortization of licenses...........................            625             214                6
       Amortization of outside basis differences..........          1,324              --              --
       Other..............................................           (655)             39              (53)
       Effect of net book operating losses  not
         recognized.......................................         37,453          13,931            6,372
                                                                 --------         -------           ------
       Total income tax expense (benefit).................       $                $                $   --
                                                                 ========         =======          =======

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


9.   Revenues by Geographic Area

         The following table sets forth the Company's service and other revenue by geographic area:

                                                                               For the Years Ended
                                                             ---------------------------------------------------------
                                                               February 28,         February 29,         February 28,
                                                                   1997               1996                  1995
                                                               ------------         ------------         ------------
       Latin America:
          Argentina.....................................     $    4,385              $    --                $  --
          Peru..........................................            882                   --                   --

       Asia/Pacific:
           Australia....................................         21,354                    1                   --
           New Zealand..................................            110                   --                   --
           Tahiti.......................................          3,513                1,882                   --
       Other............................................            527                   --                   --
                                                             ----------              --------               -----
                                                             $   30,771              $ 1,883                $  --
                                                             ==========              =======                =====

10.    Pro Forma Information

       The following unaudited pro forma information for the year ended February 28, 1997 gives effect to the disposition of the 34% interest in Net Sao Paulo, as if the disposition had occurred on January 1, 1996.

       The following unaudited pro forma information for the year ended February 29, 1996 gives effect to the acquisition of the additional 40% economic interests in Austar, the disposition of the 25% interest in XYZ, the acquisition of its 65% interest in STX and the acquisition of its 49% interest in Megapo as if each had occurred on January 1, 1995. The pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma results presented below are based upon currently available information and upon certain assumptions that management believes are reasonable under current circumstances.

                                                                         For the Years Ended
                                                                ---------------------------------
                                                                 February 28,        February 29,
                                                                    1997                 1996
                                                                 ------------        ------------
      Revenues...................................               $    30,771            $    2,326
                                                                ===========            ==========
      Net loss...................................                $(186,571)             $(73,737)
                                                                 ==========             ========

11.    Subsequent Events

       In April 1997 UIH Latin America, Inc. ("UIH LA") closed the 100% acquisition of multi-channel television systems in Comodoro and Trelew, Argentina for a total purchase price of $27,900, of which $13,900 was paid at closing and the remaining $14,000 is due in 18 monthly installments beginning in May 1997.

       In April 1997 UIH LA agreed to acquire up to an 80% equity interest in the multi-channel television systems located in Santa Fe, Parana and Galvez, Argentina for a total purchase price of $59,000. In April 1997, UIH LA closed the acquisition of the first 31% equity interest for a total purchase price of $23,300 and paid a $2,000 deposit to acquire the additional 49% equity interest by July 15, 1997. The total purchase price will be paid 50% at closing and the balance paid in installments through June 2000.

     On April 24, 1997, UIH LA entered into a credit agreement with a bank for a loan of up to $125,000 for a term of 9 months, extendible up to a maximum of 18 months at an interest rate of LIBOR plus 6%. Proceeds from the loan will be used to fund acquisitions and provide for capital expenditures to build out existing properties. The loan is extendible up to 18 months with (i) an increase in the interest rate of 50 basis points for each three months it is extended beyond the initial 9 month term, (ii) cash fees of 1% to 3% each three months if it is extended beyond 9

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                    (Monetary amounts stated in thousands)


months, another 2.0% of UIH LA's outstanding common stock and 2.75% of UIH's outstanding common stock if it is extended beyond 12 months and another 3.0% of UIH's outstanding common stock if it is extended beyond 15 months. In lieu of the extension fees and warrants, UIH may, at its option, inject an additional $50,000 of equity into UIH LA to be used to repay the outstanding loan. The warrants to purchase UIH common stock have an exercise price equal to the lower of the fair market value at the closing date or at the grant date.

     In April 1997, Austar received an underwriting commitment from a bank for a Senior Syndicated Term Debt Facility in the amount of Australian $("A$")200,000 (US$155,000) (the "Bank Facility"). The proceeds of the Bank Facility will be used to fund Austar's construction and subscriber acquisition and working capital needs. The Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility available at closing (June 1997); (ii) A$90,000 term loan facility, which will be available on the basis of Austar having achieved minimum subscriber and operating cash flow levels; and (iii) A$60,000 cash advance facility available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The maximum amount of equity required would be A$30,000, approximately A$7,500 of which has already been contributed during 1997. The cash advance and term loan facilities will be fully repayable pursuant to an amortization schedule beginning December 31, 2001 and ending June 30, 2004. The bank has also provided Austar with an interim financing facility of A$50,000 which will be refinanced from the proceeds of the Bank Facility.

     The Company was reviewing an opportunity to acquire an equity interest in the multi-channel television system being constructed in Hong Kong but stopped pursuing the opportunity as it was unable to reach satisfactory terms with the Wharf group of companies ("Wharf") under which Wharf would agree to honor its previous grant to the Company of the opportunity to acquire an equity interest in the Hong Kong multi-channel system. The Company devoted substantial time and effort on behalf of Wharf Cable Limited ("Wharf Cable"), the license holder, and its affiliates. On November 10, 1994, the Company and UIH Asia, as plaintiffs, commenced a lawsuit in the U.S. District Court for the District of Colorado against The Wharf (Holdings) Limited and two of it subsidiaries, Wharf Communication Investments Limited and Wharf Cable, the license holders of the Hong Kong system franchise, and its deputy chairman, Stephen Ng. On April 27, 1997, following a nine week trial, the jury returned a verdict in favor of the Company and against each of the defendants (other than Wharf Cable) in the amount of $67 million. Additionally, the jury awarded exemplary damages against Wharf Holdings in the amount of $58.5 million. On May 21, 1997, judgement, including an additional $28,000 of prejudgment interest, was entered on these verdicts; however, there can be no assurance that damages will be collected.

     The Company was reviewing an opportunity to acquire an equity interest in the multi-channel television system being constructed in Hong Kong but stopped pursuing the opportunity as it was unable to reach satisfactory terms with the Wharf group of companies ("Wharf") under which Wharf would agree to honor its previous grant to the Company of the opportunity to acquire an equity interest in the Hong Kong multi-channel system. The Company devoted substantial time and effort on behalf of Wharf Cable Limited ("Wharf Cable"), the license holder, and its affiliates. On November 10, 1994, the Company and UIH Asia, as plaintiffs, commenced a lawsuit in the U.S. District Court for the District of Colorado against the Wharf (Holdings) Limited and two of its subsidiaries, Wharf Communication Investments Limited and Wharf Cable, the license holders of the Hong Kong system franchise, and its deputy chairman, Stephen Ng. On April 27, 1997, following a nine week trial, the jury returned a verdict in favor of the Company and against each of the defendants (other than Wharf Cable) in the amount of $67 million. In addition, the jury awarded exemplary damages against Wharf Holdings in the amount of $58.5 million. On May 21, 1997, judgment, including an additional $28,000 of prejudgement interest, was entered on these verdicts; however, there can be no assurance that damages will be collected.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


         To the Board of Supervisory Directors and the Shareholders of

                      United and Philips Communications B.V.

We have audited the annual accounts for the year 1996 of United and Philips Communications B.V. The annual accounts are the responsibility of the company's management. Our responsibility is to express an opinion on these annual accounts based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in The Netherlands, which are substantially the same as those generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the annual accounts are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the annual accounts. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the annual accounts. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these annual accounts give a true and fair view of the consolidated financial position of the Company as of December 31, 1996 and of the result for the year then ended in accordance with accounting principles generally accepted in The Netherlands and comply with the financial reporting requirements included in Part 9, Book 2 of the Netherlands Civil Code.

Generally accepted accounting principles in The Netherlands vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected total assets, results of operations and shareholders' equity as at and for the year ended December 31, 1996 to the extent summarised in Note 17, to the consolidated financial statements.

Amstelveen, The Netherlands,

  May 7 , 1997.

                     UNITED AND PHILIPS COMMUNICATIONS B.V.
                     --------------------------------------


                              ACCOUNTING POLICIES
                              -------------------



   General
   -------

   United and Philips Communications B.V. ("UPC"), having its legal seat in Eindhoven, The Netherlands, is a joint venture between Philips Electronics N.V. Eindhoven, The Netherlands ("Philips") and United International Holdings Inc. ("UIH") a Delaware, United States of America corporation.

   Comparative figures
   -------------------

   The figures in the annual report for the year ended December 31, 1995 covered the period from the inception of UPC on July 13, 1995 until December 31, 1995. The figures in these annual accounts cover the full year 1996 and may not therefore be comparable with 1995. In addition the 1996 results of UPC include the consolidation of Norkabelgruppen AS with effect from October 1, 1996, and the consolidation of various companies, which were in the development stage in 1995, including France, Portugal, Slovakia and Romania, with effect from January 1, 1996. Furthermore the Company changed its presentation of the excess values of cost over net assets acquired of affiliated companies and includes these in 'Affiliated companies'.

   Policies of Consolidation
   -------------------------

   These consolidated financial statements include the accounts of UPC and its group companies (the "UPC Group"). Group companies are companies or other legal entities in which UPC has an ownership interest of more than 50% of the issued share capital or that UPC otherwise controls. The accounts of these companies or other legal entities are included in full in the consolidated financial statements; any minority interests are disclosed separately. All significant intercompany accounts and transactions have been eliminated in consolidation.

   The consolidated financial statements include the financial statements of United and Philips Communications B.V. and the following subsidiaries, directly or indirectly held by UPC:


   NAME                                    COUNTRY          PERCENTAGE OWNERSHIP

   Radio Public SA                         Belgium                     100
   Telekabel Group                         Austria                      95
   Kabeltelevisie Eindhoven NV             The Netherlands             100
   Kabel Net Holding AS                    Czech Republic              100
   Kabel Net Brno AS                       Czech Republic              100
   Ceska Programova Spolecnost SRO         Czech Republic              100
   Slovatel SRO                            Slovak Republic             100
   Trnavatel SRO                           Slovak Republic              75
   Multicanal Holdings SRL                 Romania                      90
   Control Cable Ventures SRL              Romania                      51
   Mediareseaux SA                         France                      100
   Mediareseaux Marne SA                   France                      100
   Intercabo Televisao por Cabo SGPS Lda   Portugal                    100
   Norkabelgruppen AS                      Norway                      100


   On September 27, 1996, the Company acquired all of the partnership interest held by the Telewest Europe Group in United Communications International ("UCI"), a US general partnership, for USD 30 million. The purchase increased the Company's ownership in UCI from approximately 8.3% to 100%. UCI's primary assets consist of participations in companies that own multi-channel television systems in Norway, Sweden and Hungary. The purchase increased UPC's participation in Norway from 8.3% to 100%, in Sweden from 2.1% to 25.3% and in Hungary from 3.9% to 50%. During October 1996, the Company sold its interest in Sweden for approximately NLG 830,000.

   Policies Followed in Valuation and Income Determination.
   --------------------------------------------------------

   Foreign Currencies.
   -------------------

   The financial information of foreign companies and other legal entities is prepared in local currencies. All foreign currency amounts in the balance sheet have been translated into Netherlands guilders at the official exchange rates on the respective balance sheet dates. Exchange differences due to transactions in foreign currencies are reflected in the consolidated statements of income. Exchange differences resulting from the translation of the net investments in foreign subsidiaries into Netherlands guilders are accounted for under Shareholders' equity.

   In the consolidated statements of income the translation into Netherlands guilders is based on the average rates of exchange for the periods involved. The resulting difference between the application of these average rates and the balance sheet exchange rates is accounted for directly in Shareholders' equity.

   Cash flows from the Company's operations in foreign countries are translated based upon average exchange rates for the period while balance sheet amounts are translated at period end exchange rates. As a result, amounts related to assets and liabilities reported on the Consolidated statements of Cash Flow will not agree to the changes in the corresponding balances on the Consolidated Balance Sheets. The effect of exchange rate changes on cash balances held in foreign currencies is reported as a separate line below cash flows from financing activities.

   Exchange rates of major currencies in Netherlands guilders :


                                 Balance                 Balance
                                 Sheet Rate  Average     Sheet Rate  Average
                                 per Dec 31  Rate 1996   per Dec 31  Rate 1995
                                 1996                    1995
                                 -----------------------------------------------

    Belgian Franc per 100           5.45         5.44         5.45         5.44
    Austrian Schilling per 100     15.95        15.93        15.91        15.92
    Czech Koruna per 100            6.37         6.26         6.03         6.06
    US Dollar per unit              1.74         1.69         1.60         1.61
    Norwegian Crown per 100        27.11        26.45            -            -
    Portuguese Escudo per 100       1.12         1.09            -            -
    French Franc per 100           33.30        32.95            -            -


    Balance Sheet


    (a)     General
            -------

            Assets and liabilities are stated at historical cost unless indicated otherwise.

    (b)     Fixed assets
            ------------

            Intangible Fixed Assets
            -----------------------

            Intangible fixed assets include the value of licences and goodwill.

            Licences in newly acquired companies are recognised at the fair market value of those licences at the date of acquisition and include the development costs incurred prior to or after the date a new licence was acquired. The licence value is amortised on a straight line basis over the licence period, but with a maximum of 20 years.

            Goodwill represents the difference between acquisition price paid for a participation and the fair value of the identifiable net assets, including the value of any licences of such a participation. Amortisation is on a straight line basis based on the useful lives over a maximum period of 15 years.

            When assets are fully amortised, the costs and accumulated amortisation are removed from the accounts.

     Tangible fixed assets
     ---------------------

     Tangible fixed assets are presented at purchase price or cost to construct less accumulated straight line depreciation. Assets constructed within the UPC group incorporate overheads and interest charges incurred during the period of construction; investment subsidies are deducted.

     For newly acquired participations the cost of tangible fixed assets is determined at fair value at the date such participations are acquired.

     Depreciation is calculated using the straight line method over the economic life of the asset, taking into account the residual value. The economic lives are:

     Land and buildings                                    20-33 years
     Networks                                               7-20 years
     Machinery & Other                                      3-10 years

     Affiliated companies
     --------------------

     Companies in which UPC exerts significant influence over the business and financial policies are recorded using the equity method. Under this method the investment, originally recorded at cost, is adjusted to recognize UPC's share of net earnings or losses of the affiliates, including the amortization of basic differences related to the excess of cost over net tangible assets acquired.

     When no significant influence is exercised the investment is stated at cost or in case of permanent impairment, at the lower net realisable value.

     Non-current financial assets
     ----------------------------

     Valuation is at the lower of cost or net realisable value.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of ".

     This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable assets to be disposed of. The Company has adopted the principles of this statement in the accompanying financial statements. The provisions of SFAS 121 did not have a material effect on the Company's reported result of operations or financial condition.

(c)  Receivables
     -----------

     Receivables are stated at face value less an allowance for doubtful accounts.

(d)  Cash and cash equivalents
     -------------------------

     Cash and cash equivalents are stated at face value and include all cash and bank balances.

(e)  Provisions
     ----------

     Deferred tax liabilities arising from temporary differences between the financial and tax bases of assets and liabilities are included in the provisions. The principal difference arises in connection with valuation differences of intangible and tangible fixed assets.

     In calculating the provision, current tax rates are applied.

(f)  Stock option plan
     -----------------

     The FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement defines a fair value based method of accounting for employee stock options or similar equity instruments. The Company has adopted the disclosure requirements of this statement in the accompanying financial statements, as the Company complies with the provisions of APB No. 25 in its primary financial statements.

(g)  Income Taxes
     ------------

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial and tax bases of assets and liabilities and carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. UPC has adopted the principles of this statement in its financial statements.

(h)  Fair Value of Financial Instruments
     -----------------------------------

     SFAS Statement No. 107, "Disclosures about Fair Values of Financial Instruments" requires the disclosure of estimated fair values for all financial instruments, both on- and off-balance sheet, for which it is practicable to estimate fair value.

     For certain instruments, including cash and cash equivalents, receivables, current liabilities and certain provisions, it was assumed that the carrying amount approximated fair value due to the short maturity of those instruments. For short and long term debt, the carrying value approximates the fair value since all debt instruments carry a variable interest rate component except for the convertible loans which carry a fixed interest rate.

     The fair value of the subordinated convertible loans approximates its face value.

     For investments in affiliated companies carried at cost, quoted market prices for the same or similar financial instruments were used to estimate the fair values. UPC has adopted the principles of this statement in its financial statements. UPC did not have any material off-balance-sheet financial instruments as of December 31, 1996.

Income Statement

Revenue is derived from the sale of cable television services to subscribers and from the construction and management of cable television systems. The cable television service revenues are recognized as revenue in the period in which the related services are provided to the subscriber.

Initial installation fees ("first connection") are recognized as revenue in the period in which the installation occurs, to the extent of direct selling costs, with the remainder deferred. Deferred installation revenue is amortized over the average subscriber period in the respective companies.

Initial subscriber installation expenditures are capitalized and depreciated over a period no longer than the depreciation period used for cable television plant and/or licence agreement.

All installation fees and related costs with respect to reconnections are recognized in the period in which the reconnection occurs.

Expenses and other revenues are recorded in the period in which they originate.

Income taxes are accounted for in the income statement in the same period as the income and expenses to which they relate.Withholding taxes are taken into consideration in situations where the income of subsidiaries is to be paid out as dividends in the near future. Such withholding taxes are generally charged to income in the year in which the income is generated.

                     UNITED AND PHILIPS COMMUNICATIONS B.V.
                     --------------------------------------





                       CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------

                     UNITED AND PHILIPS COMMUNICATIONS B.V.
                     --------------------------------------


                  CONSOLIDATED BALANCE SHEETS OF THE UPC GROUP
                  --------------------------------------------

                (Currency -- Thousands of Netherlands guilders)



                                  A S S E T S
                                  -----------
                                As at December 31,

                                         Notes     1996       1995
                                                 ---------  ---------

FIXED ASSETS:

Intangible fixed assets                  1         639,092    657,158
Tangible fixed assets                    2         434,736    299,760
Affiliated companies                     3         112,916     62,250
Other non-current financial assets                   1,154        789
                                                 ---------  ---------

          Total fixed assets                     1,187,898  1,019,957
                                                 ---------  ---------



CURRENT ASSETS:

Inventories                                         12,057      6,956
Receivables                              4          88,470    165,731
Cash and cash equivalents                5          42,631    123,895
                                                 ---------  ---------

          Total current assets                     143,158    296,582
                                                 ---------  ---------

          Total assets                           1,331,056  1,316,539
                                                 =========  =========




      The accompanying notes form an integral part of these Consolidated
                             Financial Statements

                      SHAREHOLDERS' EQUITY AND LIABILITIES
                      ------------------------------------



                                                As at December 31,
                                  Notes          1996       1995
                                               ---------   --------
SHAREHOLDERS' EQUITY                             449,639    537,633

MINORITY INTEREST                                  4,554      1,400

SUBORDINATED CONVERTIBLE LOAN       6            256,335    213,792
                                               ---------   --------

                                                 710,528    752,825
                                               ---------   --------



PROVISIONS                          7             14,895      5,391

LONG-TERM LIABILITIES               8             19,467     22,348

CURRENT LIABILITIES                 9            586,166    535,975
                                               ---------   --------

 Total shareholders' equity and liabilities    1,331,056  1,316,539
                                               =========  =========



 The accompanying notes form an integral part of these Consolidated Financial Statements

                     UNITED AND PHILIPS COMMUNICATIONS B.V.
                     --------------------------------------


               CONSOLIDATED STATEMENTS OF INCOME OF THE UPC GROUP
               --------------------------------------------------


                (Currency -- Thousands of Netherlands guilders)


                         For the year ended December 31,

                                              Notes          1996       1995
                                                           --------   --------
TOTAL REVENUE                                  10          245,179    100,179
                                                           --------   --------

Direct operating expenses                                  (80,479)   (32,806)
Selling, general and administrative expenses               (78,823)   (33,617)
Depreciation and amortisation                             (105,072)   (48,406)

      Total operating expenses                 11         (264,374)  (114,829)
                                                           --------   --------


Operating loss                                              (19,195)   (14,650)
 Financial income and expenses                 12           (36,309)   (13,372)
 Exchange rate loss on convertible loans       12           (20,544)    (3,474)
                                                           --------   --------

Loss before income taxes                                    (76,048)   (31,496)
Income taxes                                   13            (3,697)     1,624
                                                           --------   --------

      Loss after taxes                                      (79,745)   (29,872)

Equity in result of affiliated companies                     (9,503)   (16,179)
                                                           --------   --------

Group loss                                                  (89,248)   (46,051)

Minority interests                                           (2,208)      (191)
                                                           --------   --------

      Net loss                                              (91,456)   (46,242)
                                                           ========   ========


  The accompanying notes form an integral part of these Consolidated Financial Statements

                     UNITED AND PHILIPS COMMUNICATIONS B.V.
                     --------------------------------------


             CONSOLIDATED STATEMENTS OF CASH FLOW OF THE UPC GROUP
             -----------------------------------------------------


                (Currency -- Thousands of Netherlands guilders)

                                                                       For the year ended December 31,
                                                                          1996                1995
                                                                          ----                ----
Cash flows from operating activities :

Net loss                                                                (91,456)            (46,242)

Adjustments to reconcile net loss to cash provided
by operating activities:
Depreciation and amortisation                                           105,072              48,406
Share in results of affiliated companies                                  9,503              16,179
Minority interests                                                        2,208                 191
Exchange differences in convertible loan                                 20,544               3,474
Other                                                                     1,173               1,444

Changes in assets and liabilities, net of contributed amounts:
Increase ininventories                                                   (2,091)             (6,956)
Increase in inventories                                                    (309)               (789)
Decrease (increase) in receivables                                       82,201             (50,955)
(Decrease) increase in provisions                                         3,932              (1,530)
Increase in other currenet liabilities                                   25,541              75,271
                                                                       --------            --------
    Net cash provided by operating activities                           156,318              38,493
                                                                       --------            --------

    Cash flows from investing activities:
    Capital expenditures                                               (106,647)           (312,241)New
    acquisitions, net of cash acquired                                  (46,473)           (187,865)
    Capital contributions affiliated companies                          (13,000)                  -
    Capital repayment                                                    44,950                   -
                                                                       --------            --------

          Net cash used by investing activities                        (121,170)           (500,106)
                                                                       --------            --------

        Cash flows from financing activities:
        Proceeds from borrowings long term                               23,113                   -
        Proceeds from borrowings long term                              302,959             465,699
        Repayments long and short term borrowings                      (440,440)                  -
        Dividends paid to minority shareholders                          (2,388)               (191)
                                                                       --------            --------

          Net cash (used) provided by financing activities             (116,756)            465,508
                                                                       --------            --------

        Net (decrease) increase in cash and cash equivalents            (81,608)              3,895
        Cash and cash equivalents at beginning of period                123,895                   -
        Cash contributed upon foundation of UPC                               -             118,050
        Exchange differences on cash and cash equivalents                   344               1,950
                                                                       --------            --------
        Cash and cash equivalent at end of period                        42,631             123,895
                                                                       ========            ========

                     UNITED AND PHILIPS COMMUNICATIONS B.V.
                     --------------------------------------

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

                              AT DECEMBER 31, 1996
                              --------------------

                (Currency -- Thousands of Netherlands guilders)


1.    Intangible Fixed Assets
      -----------------------

Balance as of January 1, 1996:


                           Total    Licences   Goodwill

                         ------------------------------

Gross Value                676,365   609,931    66,434
Amortisation
& provisions               (19,207)  (16,993)   (2,214)
                           -------   -------   -------
Book value as of
January 1, 1996            657,158   592,938    64,220
                           =======   =======   =======

Changes :
Investments                  6,605     6,605         -
Reallocation of
goodwill to investments
in affiliated companies    (54,463)        -   (54,463)
Val. adj. licences               -    (8,779)    8,779
Amortisation               (39,844)  (38,411)   (1,433)
New consolidations          66,441    69,559    (3,118)
Translation differences
and sundry movements         3,195     3,195         -

Book value as of           -------   -------   -------
December 31, 1996          639,092   625,107    13,985
                           =======   =======   =======

Balance as of December 31, 1996:

                      Total   Licences  Goodwill
                    -----------------------------
Gross Value          698,855   682,861   15,994
Amortisation
& provisions         (59,763)  (57,754)  (2,009)
                     -------   -------   ------
Book value as of
December 31, 1996    639,092   625,107   13,985
                     =======   =======   ======

During 1996 the Company reallocated part of goodwill paid on assets contributed upon formation to its investments in UII (12,754) based upon its share in its net equity value. The Company has changed its presentation of the excess value of cost over net assets acquired of affiliated companies. As a result an amount of 41,709 was transferred to Investments in Affiliated companies. The value of the licences of KTE and Kabelnet Prague was per the end of 1995 overstated with 8,779, which amount was adjusted to Goodwill.

The amortisation of the licence values is based on the lifetime of the licence with a maximum of 20 years. Goodwill is amortised over a period of 15 years in conformity with the average lifetime of the licences. This amortisation period reflects the presently expected average lifetime of the licences in the group and affiliated companies.


2.   Tangible Fixed Assets
     ---------------------

     Balance as of January 1, 1996:

                               Total       Land and     Network     Machinery
                                           Buildings                 & Other
                              -----------------------------------------------
Cost                          328,959      1,135        316,878       10,946
Depreciation & write downs    (29,199)       (47)       (27,670)      (1,482)
                              -------      -----        -------       ------

Book value as of
January 1, 1996               299,760      1,088        289,208        9,464
                              =======      =====        =======       ======

Changes :
Additions                     100,042      3,226         86,974        9,842
New consolidations             95,867      1,193         83,971       10,703
Depreciation                  (65,228)      (510)       (59,392)      (5,326)
Translation differences
and sundry movements            4,295        485          4,679         (869)
                              -------      -----        -------       ------

Book value as of
December 31, 1996             434,736      5,482        405,440       23,814
                              =======      =====        =======       ======


     Balance as of December 31, 1996:

                               Total       Land and     Network     Machinery
                                           Buildings                 & Other
                              -----------------------------------------------

Cost                          529,416        6,080      492,398       30,938
Depreciation & write downs    (94,680)        (598)     (86,958)      (7,124)
                              -------        -----      -------       ------

Book value as of
December 31, 1996             434,736        5,482      405,440       23,814
                              =======        =====      =======       ======

Depreciation is calculated on a straight line basis, taking into account the expected working life of the asset and the residual value. The Company has no reason to believe that the current value of tangible fixed assets differs significantly from its stated value


3. Affiliated Companies
   --------------------

                                                   Total   Investments  Advances


  Balance as of January 1, 1996 :                  62,250     62,050        200
                                                  =======    =======    =======
  Changes:
  New consolidations                                  325        325         -
  To Consolidated companies                        (3,090)    (2,898)      (192)
  Reallocation of Goodwill to
  investment affiliated companies                  54,463     54,463         -
  Acquisitions/additions                           42,250     42,250         -
  Capital contributions                            13,000     13,000         -
  Capital repayment                               (44,950)   (44,950)        -
  Equity in result                                 (9,503)    (9,503)        -
  Translation differences and
  sundry movements                                 (1,829)    (1,909)        80
                                                  -------    -------    -------

  Balance as of December 31, 1996                 112,916    112,828         88
                                                  =======    =======    =======


  During 1996 the Company reallocated part of goodwill paid upon assets contributed upon formation to its investment in United International Investments based upon its share in its net equity value, and changed the presentation of the excess values of cost over net assets acquired.

  The acquisitions / additions represent the increase in the participation in Kabelkom.

  The investments in affiliated companies as of December 31, 1996 are:


                                      % Ownership     Total    Investments    Loans   Valuation   Share in
                                                                                      Allowance  result 1996
  A2000                                   50          1,325       1,325         -         -        (7,965)
  United International Investments        50         61,528      61,528         -         -        (1,796)
  Kabelkom                                50         41,623      41,623         -         -          (262)
  Spain                                                  -        3,197         -      (3,197)      1,070
  Germany                                             7,993       7,993         -          -         (585)
  Other (net)                                           447         359       1,077      (989)         35
                                                     ------      ------     -------    ------      ------
       Total                                        112,916     116,025       1,077    (4,186)     (9,503)
                                                    =======     =======     =======    ======      ======


The companies included under Spain and Germany are listed in the pages... The excess values of cost over net assets acquired included in the amounts stated above, are as follows:


                                       UII            Kabelkom
           gross                      42,069          33,353
           amortisation               (4,683)           (556)
                                      ------           -----
           bookvalue                  37,386          32,797

The amortisation charge (UII 2,805, Kabelkom 556 ) is included in Share in result 1996.

     United International Investments ("UII") is a partnership through which UPC holds a 20% interest in Princes Holdings (Ireland), a 23.3% interest in Tevel (Israel) and a 42.5% interest in Melita (Malta).

     For summary financial information about A2000 reference is made to note 18.

4.   Receivables
     -----------

     Receivables as presented under current assets mature within one year.



                                               1996    1995
                                              ------  -------

     Trade accounts receivable                 9,581    7,764
     Receivables from affiliated companies    14,351  123,645
     Prepaid expenses and accrued income       2,903    4,856
     Other receivables                        61,635   29,466
                                              ------  -------

     TOTAL                                    88,470  165,731
                                              ======  =======


     Receivables from affiliated companies represent amounts receivable due to funding of local cash needs, and to expenses charged for UPC personnel. Included in the Receivables per December 31, 1995 was 114,776, which were collected in connection with the funding of KTA by A2000. The amount receivable from affiliated companies is after deduction of a provision of 4,620 (1995: 5,303). Major items under 'Other receivables' are current reclaimable VAT 7,979 (1995: 15,307), and loans to personnel in connection with exercised stock options 18,774 (1995 : nil). These loans are repayable upon sale of the shares concerned or five years after the date of the grant, which ever date comes first.

5.   Cash and cash equivalents
     -------------------------

     Cash and cash equivalents include all demand accounts and short term investments held in a bank with a maturity of less than three months. Included are short term deposits of 18,959 (1995: 112,191), which deposits are renewed on a daily basis. The cash and cash equivalents are freely available.

6.   Subordinated convertible loan
     -----------------------------

     Included are the convertible loans notes, payable to Philips, who has the right to convert these notes into common stock of UPC at USD 8.33 (1995:
     USD 2,250) per share before the repayment date (January 1, 2005). The conversion price was adjusted due to the issuance of new shares. The notes are subordinated to other financing instruments that UPC has or will have, and bear an average rate of 10.00%. UIH was granted an option to acquire 50% of the notes anytime prior to conversion.

7.   Provisions
     ----------

     Provisions relate mainly to deferred taxation.

8.   Long-term liabilities
     ---------------------



                                Range of          Average          Amount            Amount
                                Interest          Rate of        Outstanding      Outstanding
                                                  Interest      Dec. 31, 1996     Dec. 31, '95

     Bank loans              5.4 % - 6.6 %          6.2 %            8,950           10,300
     Capital leases          2.8 % - 25 %          12.0 %              723              499
     Other loans             7.5 % - 7.625 %        7.5 %           13,157           16,602
                                                                 ---------        ---------

     TOTAL                                                          22,830           27,401
                                                                 =========        =========


     Long-term liabilities at December 31, 1996 will be payable as follows:


                          Bank     Capital  Other   Total
                         Loans     Leases   Loans

     1997                1,350      338     1,675   3,363
     1998                1,350      133     1,708   3,191
     1999                1,350       86     1,743   3,179
     2000                  350       86     1,781   2,217
     2001                  350       80     1,250   1,680
     Thereafter          4,200        -     5,000   9,200
                       -------  -------    ------  ------

     TOTAL               8,950      723    13,157  22,830
                       =======  =======    ======  ======


     Bank loans and other loans are guaranteed by the local Eindhoven municipality. The capital leases are in the books of group companies in Prague and Eindhoven.

9.   Current Liabilities
     -------------------

     The current liabilities relate to short term debt and other liabilities which are specified below.


     a)   Short term debt                                   1996     1995
          ---------------                                -------- --------
          Long term debt repayable within one year          3,363    5,053
          Short term bank loans                           424,449  345,575
          Short term loans Philips                         22,080   92,773
                                                         -------- --------

          TOTAL                                           449,892  443,401
                                                         ======== ========


         During 1996 UPC secured an USD 150 million revolving credit facility for general working capital and also an USD 150 million syndicated acquisition facility for acquisitions of new cable TV licenses or businesses. The revolving credit facility and acquisition facility mature on January 29, 1997 and April 17, 1997 respectively, both facilities are extendible and unsecured (see note 21). UPC must comply with certain covenant restrictions in order to utilize the facilities. The facilities can be drawn in US dollars or Netherlands guilders. As per December 31, 1996 an amount of NLG 286,028 was drawn on the revolving credit facility and the acquisition facility.The short term debt of Norkabel (138,421) is being refinanced as part of the Janco merger with Norkabel.
         Of the short term loans from Philips per December 31,1995 an amount of 87,656 was for the acquisition of the cable network in Eindhoven which was fully repaid in 1996. Per December 31, 1996 the debt represents short term financing in Brussels.

     (b) Other Liabilities
         -----------------


                                                         1996            1995
                                                     --------        --------
     Accounts payable to trade creditors               31,408          12,876
     Accounts payable to affiliated companies           2,140           1,788
     Deposits by customers                              8,537           2,848
     Other short term liabilities                      46,149          55,829
     Deferred income and accrued expenses              48,040          19,233
                                                     --------        --------

     TOTAL                                            136,274          92,574
                                                     ========        ========


     Included under Other short term liabilities are amounts payable to the parent companies of 12,319 (1995: 35,459), relating to services supplied and to interest payable.

10.  Information per geographical area
     ---------------------------------


                                               Revenue               Operating             Total assets
                                                                    income (loss)
                                          1996        1995       1996         1995       1996        1995
Netherlands - corporate                    4,433     1,242     (12,872)      (6,631)    339,803     548,781
            - operating companies         21,633     4,297       4,828          282     120,626     120,094
Austria                                  156,964    72,802      16,430        7,117     528,409     510,903
Belgium                                   37,704    19,752      (4,287)      (4,646)    100,762      96,951
Czech Republic                             7,746     2,086     (12,307)     (10,772)     35,149      39,810
Norway (three months period)              14,541       -          (767)         -       168,574        -
Other                                      2,158       -       (10,220)         -        37,733        -
                                      ---------- ---------  ----------   ----------  ----------  ----------

TOTAL                                    245,179   100,179     (19,195)     (14,650)  1,331,056   1,316,539
                                      ========== =========  ==========   ==========  ==========  ==========


     The Total assets of Netherlands - corporate include UPC's share in the licence of KTA and the investments, advances and current accounts with Affiliated companies. The main reason for the reduction in Corporate assets were the collection of 114,776 in connection with the funding of KTA by A2000, and the decrease in the Cash and Cash equivalents.

11.  Personnel
     ---------

     Labour cost is specified as follows :


                                               1996            1995
                                        -----------     -----------
     Salaries and wages                       39,022         13,565
     Pension costs                             1,050          1,311
     Social securities                        10,135          3,435
                                          ----------     ----------

     TOTAL                                    50,207         18,311
                                          ==========     ==========


     The information about employees by category is as follows:

                             As of Dec. 31     As of Dec. 31      Average       Average
                                 1996               1995           1996           1995
                             -------------     -------------      -------       -------

     Network                      365                270            311            263
     General & Admin.             339                137            266            117
                             --------           --------       --------       --------
     TOTAL                        704                407            577            380
                             ========           ========       ========       ========


12.  Financial Income and Expenses
     -----------------------------


                                     1996      1995
                                   --------  --------

     Interest income                  2,757     6,403
     Interest expense               (38,475)  (19,873)
     Exchange loss & other          (21,135)   (3,376)
                                    -------   -------

     TOTAL                          (56,853)  (16,846)
                                    =======   =======


13.  Income taxes
     ------------

     The consolidated financial statements have been prepared assuming full tax basis for licence fees capitalized relating to certain acquisitions and no deferred taxes relating to these acquisitions have been provided for.

     The difference between the income tax benefit and the actual income tax benefit are as follows:


                                                        1996      1995
                                                       -------   -------
     "Expected" income tax benefit                     (26,616)  (11,023)
     Expenses and write downs not deductible             3,872     4,000
     Differences in foreign tax rates                    1,105       797
     Temporary differences for which no deferred
       tax benefits has been provided for               26,019     3,471
     Other                                                (683)    1,131
                                                       -------   -------

     Income tax loss (benefit)                           3,697    (1,624)
                                                       -------   -------


The net deferred tax liability of UPC consists of the following:


                                                                 1996             1995
                                                      ---------------             ----
     Intangible fixed assets                              31,688                   5,552
     Tangible fixed assets                                 8,453                   3,096
     Other                                                (3,746)                      -
                                                     ----------------             -------

     Total deferred tax liabilities                       36,395                   8,648
                                                     ----------------             -------


     Deferred tax assets:
     Tax loss carry forwards                          103,635                         2,476
     Other                                                  -                           331
     Tax loss carry forwards not recognized           (75,630)                       (1,913)
                                                     ---------                       ------

     Net deferred tax assets                            28,005                          894
                                                     ---------                       ------

     Net deferred tax liabilities                        8,390                        7,754
                                                     =========                       ======

     Tax loss carry forwards arise primarily in Norway, The Netherlands, Belgium, Czech Republic and Austria. The tax loss carry forwards of Norway, aggegrating to 249,818, will expire during the years 1999 - 2006. The tax loss carry forwards of The Netherlands, Belgium and Austria of 77,855 (1995: 7,922) have no expiration date. The tax loss carry forwards of the Czech Republic of 15,688 (1995: 14,489) will expire in the year 2003.



14.  Parent companies related transactions
     -------------------------------------

     The Company is charged by the parent companies for services supplied and for interest. In 1996 UIH charged an amount of 9,004 for salaries and related costs for employees seconded to UPC group and affiliated companies. The charges from Philips relate to interest on the convertible notes (24,212) and reimbursement of expenses (620). These figures do not include the purchase of equipment from Philips companies, which purchase is done at normal commercial conditions.

15.  Commitments and Guarantees
     --------------------------

     The UPC Group has entered into various rent and lease agreements for office space, cars etc. The terms of the agreements call for future minimum payments as follows:

        1997     10,643
        1998      9,829
        1999      7,652
        2000      5,948

     The Company has guaranteed affiliated company debt in the amount of 6,161 with respect to Princes Holdings Ltd. in Ireland (1995: 7,040 with respect to Melita Cable, Malta).

16.  Foreign exchange risk exposure
     ------------------------------

     The Company did not enter into foreign forward exchange contracts, or use other financial instruments, to hedge against foreign exchange exposure. The currency risk is primarily applicable to the US dollar, in total for approximately USD 185 million (1995: USD 145 million). The main item of this exposure relates to the convertible loans. The risk exposures for other foreign currencies are not material.

17.  US GAAP Reconciliation
     ----------------------

     The accounting policies followed in the preparation for the consolidated financial statements differ in some respects to those generally accepted in the United States of America (US GAAP).

     The differences which have a material effect on net loss and/or shareholders' equity and/or total assets are as follows:

     - The fair market value of licences, goodwill, land and buildings and networks for US GAAP purposes is limited to a partial step-up of the fair market value of the assets contributed by Philips. No step-up in asset value is allowed for the difference between historical cost and the fair market value of the assets contributed by UIH. Related amortisation and depreciation has been adjusted accordingly.

     - Deferred taxes have been established for the difference between book and tax basis of contributed assets.

       The calculation of net loss, shareholders' equity and total assets, substantially in accordance with US GAAP, is as follows:

                                                                               1996                 1995
         Net loss as per Consolidated statements of income                   (91,456)             (46,242)
         -------------------------------------------------

         Adjustments to reported income (loss):
         Amortisation of licences                                              6,487                3,244
         Amortisation of goodwill                                                345                1,985
         Depreciation of fixed assets                                          1,908                  953
         Amortisation goodwill Affiliated Companies                            3,692                   --
         Tax effect of US GAAP adjustments                                     3,188               (1,469)
                                                                            --------              -------

         Approximate net loss in accordance with US GAAP                     (75,836)             (41,529)
                                                                            ========              =======

         Shareholders' equity as per Consolidated balance sheets             449,639              537,633
         -------------------------------------------------------

         Adjustments to reported equity:
         Licences                                                           (120,012)            (126,499)
         Goodwill                                                             (3,411)             (59,623)
         Tangible fixed assets                                               (20,067)             (21,975)
         Goodwill Affiliated Companies                                       (50,771)                  --
         Deferred taxes                                                        3,188                   --
                                                                             -------             --------

         Approximate shareholders' equity in accordance                      258,566              329,536
         with US GAAP                                                        =======              =======


         Total assets as per Consolidated balance sheets                   1,331,056            1,316,539
         -----------------------------------------------

         Adjustments to reported assets:
         Licences                                                           (120,012)            (126,499)
         Goodwill                                                             (3,411)             (59,623)
         Tangible fixed assets                                               (20,067)             (21,975)
         Goodwill Affiliated Companies                                       (50,771)                  --
                                                                           ---------            ---------

         Approximate total assets in accordance
         with US GAAP                                                      1,136,795            1,108,442
                                                                           =========            =========

18.  Summary financial information about A2000 Holding N.V., based on Dutch
     ----------------------------------------------------------------------
     generally accepted accounting principles
     ----------------------------------------


Balance sheet per December 31, 1996
-----------------------------------
Intangible fixed assets                               132,018
Tangible fixed assets                                 230,304
Financial fixed assets                                    543
Liquid assets                                          33,389
Other current assets                                   24,997
                                                      -------

         Total assets                                 421,251
                                                      =======

Provisions                                             11,693
Long term debt                                        366,000
Current liabilities                                    40,908
                                                      -------

         Total liabilities                            418,601
                                                      =======

         Total shareholders' value                      2,650
                                                        =====


Statement of income 1996
------------------------
Revenue                                                89,893
Costs                                                 (49,064)
Depreciation and amortisation                         (43,789)
Financial income/charges                              (12,969)
                                                      --------


         net loss                                     (15,929)
                                                      ========

19.  Use of estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that effect amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results may differ from the estimates.

20.  Proforma information (unaudited)
     --------------------------------

     The acquisition of the additional 91.7% interest in Norkabelgruppen AS, and the subsequent consolidation, has a material effect on the figures reported in the statement of income. Based upon currently available information and upon certain assumptions that management believes reasonable under current circumstances, the proforma consolidated financial information for the UPC Group for the reported periods, assuming the operations of Norkabelgruppen AS were included, is :

                                      1996                  1995
      Revenue                         287,962               125,262
      Net Loss                       (108,856)              (53,664)

21.  Subsequent Events
     -----------------

     Janco Acquisition
     -----------------

     On January 8, 1997 UPC acquired 70.2% of the shares of Janco, a Norwegian Cable system for a price of NLG 88 million. Financing was from the acquisition facility for the full amount. Janco passes 225,000 homes and has 160,000 subscribers as per December 31, 1996.

     Sale RKS Hamburg
     ----------------

     In February 1997 UPC sold its 29% investment in both RKS Hamburg L.P. and Kabel - Fernsehen Hamburg Service GmbH for 5,906. The transaction gain of 2,611 will be accounted for in 1997.

     Sale AGFB
     ---------

     During March and April 1997 UPC sold its shares in AGFB (Germany). The transaction gain of 204 will be accounted for in 1997.

     Refinancing UPC Borrowing Facilities
     ------------------------------------

     Subsequent to year end, UPC extended the USD 150 million revolving credit facility and the USD 150 million acquisition facility until July 11, 1997 and October 11, 1997 respectively. UPC is currently in discussions to refinance both facilities.

     Letter of Intent
     ----------------

     During March 1997, UIH and Philips announced that they had signed a letter of intent whereby UIH (or the Company) would acquire Philips' 50% ownership interest in the Company and Philips' 3.17 million shares of UIH Class A Common Stock for USD 275 million. In addition, UPC at closing will redeem the Subordinated Convertible Loans held by Philips. In connection with financing the transaction, Philips has agreed to receive USD 162.5 million of new preferred securities issued by UPC. An additional USD 275 million of new debt or equity financing will be required by UIH or the Company.

                     UNITED AND PHILIPS COMMUNICATIONS B.V.
                     --------------------------------------


                     FINANCIAL STATEMENTS DECEMBER 31, 1996
                     --------------------------------------

                     UNITED AND PHILIPS COMMUNICATIONS B.V.
                     --------------------------------------

                                 BALANCE SHEETS
                                 --------------
                    (Currency -- Thousands of Dutch guilders)

                                   A S S E T S
                                   -----------

                                                                                As at December 31,
                                                             Notes            1996            1995
                                                                              ----        -----------
         FIXED ASSETS:

          Intangible fixed assets                               A            162,012          238,233
          Tangible fixed assets                                 B              1,279              432
          Investments and Advances                              C            801,635          744,222
          Other                                                                   84               57
                                                                             -------      -----------

                     Total fixed assets                                      965,010          982,944

         CURRENT ASSETS:

          Receivables                                           D             69,071          155,380
          Cash and cash equivalents                                           20,949          112,292
                                                                           ---------      -----------
                     Total current assets                                     90,020          267,672
                                                                           ---------      -----------
                     Total assets                                          1,055,030        1,250,616
                                                                           =========      ===========

                     SHAREHOLDERS' EQUITY AND LIABILITIES

         SHAREHOLDERS' EQUITY                                   E            449,639          537,633

         SUBORDINATED CONVERTIBLE LOAN                                       256,335          213,792
                                                                           ---------        ---------

                                                                             705,974          751,425

         LONG-TERM LIABILITIES                                  F             17,578           14,319

         CURRENT LIABILITIES                                    G            331,478          484,872
                                                                           ---------        ---------

                     Total shareholders' equity and liabilities            1,055,030        1,250,616
                                                                           =========        =========





   The accompanying notes form an integral part of these Financial Statements

                     UNITED AND PHILIPS COMMUNICATIONS B.V.
                     --------------------------------------


                              STATEMENTS OF INCOME
                              --------------------


                   (Currency -- Thousands of Dutch guilders)

                                                   For the year ended December 31,
                                                          1996            1995
                                                          ----        -----------
NET LOSS FROM GROUP AND AFFILIATED COMPANIES            (56,893)          (25,791)

OTHER NET LOSS                                          (34,563)          (20,451)
                                                        -------       -----------

                 Net income (loss) after taxes          (91,456)          (46,242)
                                                        =======       ===========






   The accompanying notes form an integral part of these Financial Statements

                     UNITED AND PHILIPS COMMUNICATIONS B.V.
                     --------------------------------------


                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------

                              AT DECEMBER 31, 1996
                              --------------------
                    (Currency -- Thousands of Dutch guilders)



1.   General
     -------

     The policies with regard to valuation and income determination as described in the notes to the consolidated financial statements also apply to these Company-only financial statements.

     In accordance with article 402 book 2 of the Netherlands Civil Code, the statement of income is presented in abbreviated form.



A.   Intangible Fixed Assets
     -----------------------

     The investment relates to licences and goodwill.

                                                    Total           Licences         Goodwill
                                                    --------        --------         --------
     Balance as of January 1, 1996                   238,233          174,013          64,220

     Investments                                       1,101            1,101              --
     Reallocation of goodwill to investments
       in affiliated companies                       (54,463)            --           (54,463)
       in group companies                             (9,757)            --            (9,757)
     Amortisation                                    (13,102)         (13,102)             --
                                                    --------         --------         -------

     Book value as of December 31, 1996              162,012          162,012              --
                                                    ========         ========         =======

     Original cost                                   180,013          180,013              --
     Accumulated amortisation                        (18,001)         (18,001)             --
                                                    --------         --------         -------

     Book value as of December 31, 1996              162,012          162,012              --
                                                    ========         ========         =======

     The Company has changed its presentation of the excess amounts of cost over net assets acquired, and includes these in Investments and Advances.

B.       Tangible Fixed Assets                         1996       1995
         ---------------------

         Balance as of January 1                        432          --

         Investments                                  1,148         432

         Depreciation                                  (335)         --

         Sundry movements                                34          --
                                                     ------        ----
         Book value as of December 31, 1996           1,279         432
                                                     ======        ====


         Original cost                                1,612         432

         Accumulated depreciation                      (333)         --
                                                     ------        ----
         Book value as of December 31, 1996           1,279         432
                                                     ======        ====

         The investments represent expenditure on building improvements and the acquisition of equipment.

C.       Investments and Advances                      1996        1995
         ------------------------

         Balance as of January 1                    744,222         --
         Contribution in kind                          --        623,443

         Acquisitions/additions                      91,986      145,075
         Reallocation of goodwill                    64,220         --
         Net loss from investments                  (56,893)     (25,791)
         Dividends received                          (2,231)        --

         Capital repayment                          (44,950)        --

         Translation differences and
         sundry movements                             5,281        1,495
                                                   --------     --------

         Balance as of December 31                  801,635      744,222
                                                   ========     ========


         The investments are included in the balance sheet based on their net asset value in conformity with the aforementioned policies of the consolidated financial statements. The outstanding loans to these companies, amounting to 341,727 (1995: 231,249) are also included. The bookvalue of the excess amounts of cost over net assets acquired amounts to 83,584. The amortisation charge for 1996 of 4,752 is included in Net loss from investments. The major bookvalues relate to UII (37,386), Kabelkom (32,797) and the group companies in the Czech Republic (10,015) and Eindhoven (2,983). A list of group and affiliated companies, prepared in accordance with the relevant legal requirements, will be lodged with the Chamber of Commerce in Eindhoven. An abbreviated list of these companies is disclosed on page... of these financial statements.

D.       Receivables                                1996           1995
         -----------

         Group companies                          38,983         19,860
         Affiliated companies                      9,048        120,185
         Other receivables                        18,986         15,278
         Advances and prepaid expenses             2,054             57
                                                  ------        -------

         Total                                    69,071        155,380
                                                  ======        =======

         The receivables from affiliated companies is after deducting a provision for doubtful debts of 4,620 (1995: 5,303).

E.       Shareholders' Equity

                                              Share          Capital              Other
                                             Capital        Reserves            Reserves
                                           ----------     -----------         -----------
         Balance as of January 1, 1996             200         582,180          (44,747)
         Issuance of new shares                 53,800         (53,800)            --
         Net group loss                           --              --            (91,456)
         Translation differences                  --              --              3,462
                                                ------        --------         --------

         Balance as of December 31, 1996        54,000         528,380         (132,741)
                                                ======        ========         ========

         On June 18, 1996, the general meeting of shareholders of UPC has decided to issue 53,800,000 shares, which issuance of shares has been embodied in a notarial deed dated July 26, 1996.

         On June 18, 1996, UPC adopted a stock option plan for certain of its employees and those of its subsidiaries. The shareholders have transferred 4 million ordinary shares of UPC into the "Stichting Administratiekantoor UPC" (the "Foundation"), which administers the stock option plan. Until such time as the shares of UPC have been listed at a stock exchange, the Foundation will issue under certain circumstances certificates convertible into the shares of UPC owned by the Foundation. The options are granted at fair market value to be determined by the Supervisory Board. The maximum term that the options can be exercised is five years from the date of the grant. The options vest over a three year period. During the year ended December 31, 1996, no compensation expense was recognized in connection with the plan.


         Data concerning the stock option plan is as follows :
             Outstanding at the beginning of the year                                   --
             Granted during the year                                               2,660,000
             Exercised during the year                                            (1,120,000)
                     (vested portion : 520,278)
             Cancelled during the year                                                (6,389)
             Outstanding at the end of the year (vested portion : 670,987)         1,533,611
             Option price per share                                     NLG            15.74


         Upon termination of an employee any unvested value associated with the difference between the exercise price and the fair market value of the certificates must be repaid to the Foundation.

F.       Long-Term Liabilities
         ---------------------
         Loans from Consolidated Companies            1996          1995
         Range of interest                        3.31 - 3.50%      4.30%
         Average rate of interest                        3.33%      4.30%

         Amount outstanding                            20,910      23,865
         Due within one year                            3,332       9,546
         Due after more than five years                    --          --

         The loans are from various group companies, the main one being Telekabel Wien GmbH: 17,578 (1995: 23,865).

G.       Current Liabilities
         -------------------
         Short-term debt                                   1996          1995


         Long-term debt repayable within one year          3,332          9,546
         Short-term loan from Philips                       --           87,656
         Short-term bank loan                            286,028        345,575
                                                         -------        -------

         Total                                           289,360        442,777



         Both short-term loans per December 31, 1995 relate to the acquisition of new companies in the second half year of 1995 and were repaid in 1996.


         Other Liabilities                                 1996          1995

         Amounts owed to group companies                   2,635             --
         Amounts owed to affiliated companies                            2,140
         Amounts owed to parent companies                               12,319
         Current account with Stichting
         Administratiekantoor UPC                         17,616            --
         Deferred income and accrued expenses              7,408         5,455
                                                         -------        ------

         Total                                            42,118        42,095
                                                         =======       =======

         The amounts owed to parent companies (UIH 376; Philips 11,943) relate to services supplied and interest payable (1995: UIH 7,238; Philips 27,614).


H.       Remuneration of Directors and Supervisory Board
         -----------------------------------------------

         The directors received a remuneration of 1,593 (1995: 700).
         The Supervisory Board did not receive any remuneration during the year.


                 Summary of major group and affiliated companies
                 -----------------------------------------------
         AUSTRIA
         Telekabel Wien GmbH                                        95%
         Telekabel Graz GmbH                                        95%
         Telekabel Klagenfurt GmbH                                  95%
         Telekabel - Fernsehnetz Region Baden
         Betriebsgesellschaft mbH                                   95%
         Telekabel - Fernsehnetz Wr. Neustadt / Neunkirchen
         Betriebsgesellschaft mbH                                   95%

         BELGIUM
         Radio Public SA                                           100%

         CZECH REPUBLIC
         Kabel Net Holding AS                                      100%
         Kabel Net Brno AS                                         100%
         Ceska Programova Spolecnost SRO                           100%

         FRANCE
         Mediareseaux S.A                                          100%
         Mediareseaux Marne SA                                    99.6%
         Citecable SA                                               30%

         GERMANY (Sold in 1997)
         RKS Hamburg L.P.                                           29%
         Kabel - Fernsehen Hamburg Service GmbH                     29%
         AGFB                                                      7.1%

         HUNGARY
         Kabelkom Holding Company (1)                               50%

         IRELAND
         Through UII partnership (2):
         Princes Holdings Ltd                                       20%

         ISRAEL
         Through UII partnership (2):
         Tevel Israel International Communications Ltd            23.3%

         MALTA
         Through UII partnership (2):
         Melita Cable TV Ltd                                      42.5%

         NETHERLANDS
         A2000 Holding NV (Amsterdam)                               50%
         Kabeltelevisie Eindhoven NV                               100%




         NORWAY
         NorkabelGruppen AS                                       100%

         PORTUGAL
         Intercabo Televisao por Cabo SGPS Lda                    100%

         ROMANIA
         Multicanal Holdings SRL                                   90%
         Control Cable Ventures SRL                                51%

         SLOVAK REPUBLIC
         Trnavatel SRO                                             75%
         Slovatel SRO                                             100%

         SPAIN
         Santander de Cable SA                                     25%



         (1) UPC BV has a 50% legal ownership in Kabelkom Holding Company., which is reduced by a preferential claim by Time Warner to an economic ownership of 47.2 %.

         (2) UII (United International Investments) is a US general partnership between UPC BV and TeleCommunications, Inc.With respect to the Israel system, UPC BV's interest in UII is 50 % (corresponding with a 23.3 % beneficial interest in Tevel Israel International Communications Ltd).With respect to the Irish system, UPC BV's interest in UII is 44.4 % (corresponding with a 20 % beneficial interest of UPC BV in Princes Holding Ltd). With respect to the Malta system, UPC BV's interest in UII is effectively 56.2 % (corresponding with a 42.5 % beneficial interest of UPC BV in Melita Cable TV Ltd). UPC BV provides the management services to UII Management, a US general partnership between UPC BV (50 %) and TeleCommunications, Inc (50 %) which provides management and consulting services to UII's Israel (Tevel) and Malta (Melita) cable television interests.