Form 10-Q
period 1997-05-31
UNITED INTERNATIONAL HOLDINGS INC
filed 1997-07-17
CIK 887949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended May 31, 1997


         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

          For the transition period from _____________ to ____________


                         Commission File Number: 0-21974

                       United International Holdings, Inc.
             ------------------------------------------------------
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

                                                      [X] Yes      [ ] No

     The number of shares outstanding of the registrant's common stock as of July 11, 1997 was:

     Class A Common Stock -- 26,277,405 shares
     Class B Common Stock -- 12,934,985 shares

                       UNITED INTERNATIONAL HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1 - Financial Statements
------
          Condensed Consolidated Balance Sheets as of May 31, 1997
             and February 28, 1997 (Unaudited).............................   2

          Condensed Consolidated Statements of Operations For the
             Three Months Ended May 31, 1997 and 1996 (Unaudited)..........   3

          Condensed Consolidated Statement of Stockholders' Equity
             (Deficit) For the Three Months Ended
             May 31, 1997 (Unaudited).......................................  4

          Condensed Consolidated Statements of Cash Flows For the
             Three Months Ended May 31, 1997 and 1996 (Unaudited)...........  5

          Notes to Condensed Consolidated Financial Statements
             (Unaudited)....................................................  6

Item 2 - Management's Discussion and Analysis of Financial Condition
------       and Results of Operations...................................... 13


                           PART II - OTHER INFORMATION

Item 5 - Other Information.................................................. 21
------

Item 6 - Exhibits and Reports on Form 8-K................................... 29
------

                                            UNITED INTERNATIONAL HOLDINGS, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Stated in thousands, except share and per share amounts)
                                                        (Unaudited)

                                                                                                May 31,     February 28,
                                                                                                 1997          1997
                                                                                               --------     ------------
ASSETS
Current assets
   Cash and cash equivalents............................................................       $ 43,841      $ 68,784
   Restricted cash and short-term investments...........................................          6,623         1,600
   Short-term investments...............................................................         58,183        70,359
   Subscriber receivables, net..........................................................          4,065         2,939
   Management fee receivables from related parties......................................          1,514         1,616
   Notes receivable.....................................................................          3,581         8,175
   Costs to be reimbursed by affiliated companies, net..................................          7,917         4,884
   Other current  assets,  net,  including  $3,409 and $2,931 of related party
     receivables, respectively..........................................................         18,476        17,830
                                                                                               --------      --------
          Total current assets..........................................................        144,200       176,187
Investments  in and advances to  affiliated  companies,  accounted  for under the
  equity method, net....................................................................        311,392       253,108
Other investments in affiliated companies, including marketable equity securities.......          3,813         4,293
Property, plant and equipment, net of accumulated depreciation of $43,016 and $29,378,
  respectively..........................................................................        214,945       219,342
Goodwill, net of accumulated amortization of $9,391 and $6,641, respectively ...........        117,880       122,249
Acquisition, transaction and development costs, net.....................................          5,876         6,249
Other non-current assets, net...........................................................         36,157        38,508
                                                                                               --------      --------
          Total assets..................................................................       $834,263      $819,936
                                                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Accounts payable.....................................................................       $ 27,636      $ 23,173
   Construction payables................................................................         16,786        38,331
   Accrued liabilities, including $1,047 and $620 of related party
        payables, respectively..........................................................         10,015        12,571
   Purchase money notes payable to sellers, current.....................................         46,041         5,722
   Accrued funding obligations, current.................................................          3,018         3,309
   Other current liabilities............................................................          7,636         2,208
                                                                                               --------      --------
          Total current liabilities.....................................................        111,132        85,314
Purchase money notes payable to sellers.................................................         16,775        12,966
Senior secured notes and other debt.....................................................        742,645       674,960
                                                                                               --------      --------
          Total liabilities.............................................................        870,552       773,240
                                                                                               --------      --------

Minority interest in subsidiaries.......................................................            247           307
                                                                                               --------      --------
Preferred  stock,  $0.01 par value,  3,000,000  shares  authorized,  170,513 and
     170,513  shares  of  Convertible  Preferred  Stock,  Series  A  issued  and
     outstanding, respectively, stated at liquidation value.............................         31,606        31,293
                                                                                               --------      --------
Stockholders' Equity (Deficit):
   Class A Common Stock, $0.01 par value, 60,000,000 shares authorized, 26,266,529 and
        26,097,263 shares issued and outstanding, respectively..........................            263           261
   Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 12,934,985 and
        12,971,775 shares issued and outstanding, respectively..........................            129           129
   Additional paid-in capital...........................................................        341,439       340,753
   Deferred compensation................................................................           (434)         (624)
   Unrealized loss on investments in marketable equity securities.......................         (3,146)       (6,069)
   Cumulative translation adjustments...................................................        (23,811)      (15,801)
   Accumulated deficit..................................................................       (382,582)     (303,553)
                                                                                               --------      --------
          Total stockholders' equity (deficit)..........................................        (68,142)       15,096
                                                                                               --------      --------
          Total liabilities and stockholders' equity (deficit)..........................       $834,263      $819,936
                                                                                               ========      ========



             The  accompanying notes are an integral part of these condensed consolidated financial statements.

                                            UNITED INTERNATIONAL HOLDINGS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Stated in thousands, except share and per share amounts)
                                                        (Unaudited)

                                                                                             For the Three Months Ended
                                                                                                      May 31,
                                                                                             --------------------------
                                                                                               1997             1996
                                                                                             --------         --------

Service and other revenue............................................................        $ 21,082         $  2,172
Management fee income from related parties...........................................             281              317
                                                                                             --------         --------
     Total revenue...................................................................          21,363            2,489

System operating expense.............................................................         (12,789)          (5,109)
System selling, general and administrative expense...................................         (13,318)          (2,178)
Corporate general and administrative expense.........................................          (5,728)          (4,166)
Depreciation and amortization........................................................         (19,458)          (2,897)
                                                                                             --------         --------
     Net operating loss..............................................................         (29,930)         (11,861)

Equity in losses of affiliated companies, net........................................         (19,317)         (12,202)
Interest income......................................................................           1,758            2,121
Interest expense.....................................................................         (25,855)         (13,717)
Interest income, related parties, net................................................             140              288
Provision for losses on investment related costs.....................................          (4,436)            (352)
Other expense, net...................................................................          (1,620)            (321)
                                                                                             --------         --------
     Net loss before minority interest...............................................         (79,260)         (36,044)

Minority interest in subsidiaries....................................................             231              726
                                                                                             --------         --------
     Net loss........................................................................        $(79,029)        $(35,318)
                                                                                             ========         ========

Net loss per common share............................................................        $  (2.02)        $  (0.91)
                                                                                             ========         ========

Weighted-average number of common shares outstanding.................................      39,174,318       39,008,310
                                                                                           ==========       ==========
























             The  accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                3

                                            UNITED INTERNATIONAL HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        (Stated in thousands, except share amounts)
                                                        (Unaudited)


                               Class A          Class B
                             Common Stock     Common Stock     Additional             Unrealized  Cumulative
                          ----------------   ----------------   Paid-in    Deferred     Loss on   Translation Accumulated
                          Shares    Amount   Shares   Amount    Capital  Compensation Investments Adjustments   Deficit      Total
                          ------    ------   ------   ------  ---------- ------------ ----------- ----------- ------------   -----
Balances,
 February 28, 1997....   26,097,263  $261  12,971,775  $129    $340,753     $(624)      $(6,069)   $(15,801)  $(303,553)   $ 15,096

Issuance of Class A
  Common Stock in
  connection with the
  Company's Stock
  Option Plan..........     128,956     2          --    --         641        --            --          --          --         643

Issuance of Class A
  Common Stock in
  connection with the
  Company's 401(k)
  Plan.................       3,520    --          --    --          98        --            --          --          --          98

Exchange of Class B
  Common Stock for
  Class A Common
  Stock.................     36,790    --     (36,790)   --          --        --            --          --          --          --

Accretion of
  dividends on
  convertible
  preferred stock......          --    --          --    --        (313)       --            --          --          --        (313)

Change in cumulative
  translation
  adjustments..........          --    --          --    --          --        --            --      (8,010)         --      (8,010)

Compensation expense
  related to the
  extension of stock
  option exercise
  period...............          --    --          --    --         260        --            --          --          --         260

Amortization of
  deferred
  compensation.........          --    --          --    --          --       190            --          --          --         190

Change in unrealized
  loss on investments..          --    --          --    --          --        --         2,923          --          --       2,923

Net loss...............          --    --          --    --          --        --            --          --     (79,029)    (79,029)
                         ----------  ----  ----------  ----    --------     -----       -------    --------   ---------    --------
Balances, May 31,
  1997.................  26,266,529  $263  12,934,985  $129    $341,439     $(434)      $(3,146)   $(23,811)  $(382,582)   $(68,142)
                         ==========  ====  ==========  ====    ========     =====       =======    ========   =========    ========




















             The  accompanying notes are an integral part of these condensed consolidated financial statements.

                                            UNITED INTERNATIONAL HOLDINGS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Stated in thousands)
                                                        (Unaudited)

                                                                                                For the Three Months Ended
                                                                                                          May 31,
                                                                                                --------------------------
                                                                                                   1997            1996
                                                                                                -----------     ----------
Cash flows from operating activities:
Net loss....................................................................................     $(79,029)      $(35,318)
Adjustments to reconcile net loss to net cash flows from operating activities:
    Equity in losses of affiliated companies, net...........................................       19,445         12,185
    Minority interest share of losses.......................................................         (231)          (726)
    Depreciation and amortization...........................................................       19,458          2,897
    Gain on sale of property, plant and equipment...........................................         (691)            --
    Amortization of deferred compensation...................................................          190            388
    Accretion of interest on senior notes...................................................       24,122         13,229
    Issuance of common stock in connection with the Company's 401(k) Plan...................           98             74
    Compensation expense recognized due to extension of stock option exercise period........          260            --
    Provision for losses on investment related costs........................................        4,436            352
    Increase in management fee receivables, net.............................................         (507)          (460)
    Increase in other assets................................................................       (2,861)        (2,982)
    Increase (decrease) in accounts payable and accrued liabilities.........................       11,334         (4,366)
                                                                                                 --------       --------
Net cash flows from operating activities....................................................       (3,976)       (14,727)
                                                                                                 --------       --------
Cash flows from investing activities:
Purchase of short-term investments..........................................................      (37,820)       (50,890)
Proceeds from sale of short-term investments................................................       49,996         44,424
Restricted cash deposited...................................................................       (5,023)          --
Investments in and advances to affiliated companies and other investments...................       (6,676)       (12,980)
Proceeds from sale of investments in affiliated companies...................................           --          3,000
Purchase of interests in affiliated companies...............................................      (26,070)            --
Increase in costs to be reimbursed by affiliated companies, net.............................       (2,643)        (1,219)
Increase in notes receivable................................................................           --           (264)
Repayments on notes receivable..............................................................        4,594          1,264
Acquisition, transaction and development costs incurred.....................................         (849)        (1,190)
Proceeds from sale of property, plant and equipment.........................................        2,332             --
Purchase of property, plant and equipment...................................................      (16,502)       (18,202)
Increase (decrease)in construction payables.................................................      (20,888)         5,799
                                                                                                 --------       --------
Net cash flows from investing activities....................................................      (59,549)       (30,258)
                                                                                                 --------       --------

Cash flows from financing activities:
Issuance of common stock in connection with the Company's Stock Option Plan.................          643             65
Deferred debt offering costs................................................................       (1,909)           (69)
Payment of sellers notes....................................................................       (8,016)            --
Borrowing of other debt.....................................................................       50,000            725
Repayment of other debt.....................................................................       (1,108)            --
Payment of warrants tendered to the Company.................................................           --         (2,156)
                                                                                                 --------       --------
Net cash flows from financing activities....................................................       39,610         (1,435)
                                                                                                 --------       --------

Effect of exchange rates on cash............................................................       (1,028)           148
                                                                                                 --------       --------
Decrease in cash and cash equivalents.......................................................      (24,943)       (46,272)
Cash and cash equivalents, beginning of period..............................................       68,784        112,218
                                                                                                 --------       --------
Cash and cash equivalents, end of period....................................................     $ 43,841       $ 65,946
                                                                                                 ========       ========
Non-cash investing and financing activities:
   Purchase money notes payable to sellers..................................................     $ 52,144       $     --
                                                                                                 ========       ========
   Cash paid for interest...................................................................     $    514       $    256
                                                                                                 ========       ========
   Cash received for interest...............................................................     $  2,136       $  1,911
                                                                                                 ========       ========
   Assets acquired with capital leases......................................................     $     --       $    795
                                                                                                 ========       ========

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                       UNITED INTERNATIONAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 1997
                     (Monetary amounts stated in thousands)
                                   (Unaudited)

1.   ORGANIZATION AND BACKGROUND

     United International Holdings, Inc. (together with its majority-owned subsidiaries, the "Company" or "UIH") was formed as a Delaware corporation in May 1989 for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations. The following chart presents a summary of the Company's significant investments in multi-channel television, programming and telephony operations as of May 31, 1997.

**********************      *********************
* Philips Media B.V. *      *                   *
*    ("Philips")     *      *       UIH         **************************
*                    *      *                   *                        *
**********************      *********************                        *
             50% *              *  50%                                   *   100%
                 *              *                                        *
        *********************************                   ****************************
        *      United and Philips       *                   *   United International   *
        * Communications B.V. ("UPC")(1)*                   * Properties, Inc. ("UIPI")*
        *********************************                   ****************************
                 *                                                        *
                 *                                                        *
                 *                                 **********************************************************************
                 *                                 *                                          *                         *
                 *                      98%(2)     *                                          * 100%                    *
                 *              ***************************************            ************************* ***********************
****************************    *UIH Asia/Pacific Communications, Inc.*            *UIH Latin/America,     * *Other                *
*Europe                    *    *               ("UAP")               *            * Inc. ("UIH LA")       * *-----                *
*------                    *    ***************************************            *------------------     * *Tara Channel    75.0%*
*Radio Public              *                       *                               *Comodoro/Trelew        * *Monor                *
* (Belgium)          100.0%*                       *                               * (Argentina)(5)  100.0%* * Communications      *
*Kabel Net                 *           ****************************                *TV Cable SRL           * * (Hungary)      48.6 *
* (Czech Republic)   100.0 *           *  100%(2)                 *                * (Peru)          100.0 * *Iberian              *
*KTE (Eindhoven, the       * ***************************** *********************** *Bahia Blanca      80.0-* * Programming         *
* Netherlands)       100.0 * *UIH Australia/Pacific, Inc.* *HTV (China)     49.0%* * (Argentina)(6)  100.0 * * Services            *
*Norkabel                  * *---------------------------* *SCS                  * *Cable Star (Peru) 94.0 * * ("IPS")        33.8 *
* (Norway)           100.0 * *("UIH A/P")                * * Philippines(4) 40.0 * *United Family          * *Teleport (St.        *
*Intercabo                 * *Austar (Australia)   100.0%* *********************** * Communications        * * Petersburg)    30.0 *
* (Portugal)         100.0 * *Saturn (New Zealand) 100.0 *                         * (Latin America        * ***********************
*Marne la Vallee           * *United Wireless            *                         * Programming)     50.0 *
* (France)            99.5 * * (Australia)         100.0 *                         *Megapo (Mexico)   49.0 *
*Telekable Group           * *Telefenua (Tahiti)(3) 90.0 *                         *Jundiai TV             *
* (Austria)           95.0 * *XYZ (Australia)       25.0 *                         * (Brazil)         46.3 *
*Multi Canal               * *****************************                         *TV Show Brazil         *
* (Romania)           90.0 *                                                       * ("TVSB")              *
*Tranavatel SRO            *                                                       * (Fortaleza,           *
* (Slovak Republic)   75.0 *                                                       * Brazil)          40.0 *
*Janco (Norway)       70.2 *                                                       *VTR Hipercable         *
*Control Cable             *                                                       * ("VTRH") (Chile) 34.0 *
* (Romania)           51.0 *                                                       *Santa Fe               *
*A2000 (Amsterdam,         *                                                       * (Argentina)      31.0 *
* the Netherlands)    50.0 *                                                       *************************
*Kabelkom (Hungary)   47.0 *
*Melita Cable (Malta) 42.5 *
*Citecable (France)   30.0 *
*Santander (Spain)    25.0 *
*Tevel (Israel)       23.3 *
*Princes Holdings          *
* (Ireland)           20.0 *
****************************

(1) In February 1997, the Company and Philips signed a letter of intent which agreed for the Company and/or UPC to acquire Philips' 50% interest in UPC, less the ratable dilution caused by UPC's incentive option plan.
(2) On May 15, 1997, the minority holder in UIH A/P exchanged its 2.6% interest in UIH A/P for a 2% interest in UAP.
(3) UIH A/P owns an effective 90% economic interest in the Tahiti project. UIH A/P's economic interest will decrease to 75% and 64% once UIH A/P has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.
(4) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40% equity ownership interest in the Philippines operating company.
(5) In April 1997, UIH LA acquired 100% of multi-channel television systems in Comodoro and Trelew, Argentina. The Company will begin consolidating these investments in the second quarter of fiscal 1998 (see Note 3).
(6) UIH LA owns 100% of two subsidiaries and 80% of a third subsidiary that serve the Bahia Blanca and Punta Alta areas of Argentina and, has agreed, subject to certain conditions, to acquire the remaining 20% of the third subsidiary in fiscal 1998.
(7) In April 1997, UIH LA agreed to acquire up to an 80% equity interest in the multi-channel television systems located in Santa Fe, Parana and Galvez, Argentina. In April 1997, UIH LA acquired an initial 31% equity interest and paid a deposit to acquire the additional 38% equity interest by July 15, 1997 and the additional 11% equity interest by the end of July 1997. The Company will begin consolidating this investment in the third quarter of fiscal 1998 (see Note 3).


     In July 1995, the Company and Philips Electronics B.V. contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. The Company and Philips each own a 50% economic and voting interest in UPC and will continue to have equal board representation so long as their share ownership is equal. In February 1997, the Company and Philips entered into a letter of intent whereby the Company and/or UPC would acquire from Philips their approximate 50% equity interest in UPC along with 3.17 million shares of the Company's Class A Common Stock currently held by Philips. The purchase price for the acquisition of these two assets is $275,000. In addition, UPC, as part of the transaction, would agree to redeem certain debt securities owed to Philips in the approximate amount of $155,000, and issue to Philips a stock appreciation right. The parties are currently working on definitive documentation for the transaction; however, if the transaction fails, the ownership of UPC will remain as currently structured. Closing for the transaction, assuming the successful execution of definitive documentation, is expected to occur by late fall 1997.

                      UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where it exercises majority control and owns a majority economic interest, except Cablevision S.A. ("Cablevision") and Red de Television y Servicios por Cable S.A. ("STX") for the three months ended May 31, 1996, due to an expected joint venture in Chile with VTR S.A. ("VTR") wherein UIH LA subsequently contributed these interests to VTRH in September 1996. Accordingly, due to temporary majority control, such investments have been accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. All affiliated companies have calendar year-ends compared to the Company which has a fiscal year-end of February 28 (February 29 in leap years). The Company records its share of equity in income (losses) of affiliated companies or consolidates the affiliated companies based on the affiliated companies' calendar year-end results.

     In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of May 31, 1997, and the results of its operations for the three months ended May 31, 1997 and 1996. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended February 28, 1997.

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

     Investments in and advances to affiliated companies are as follows:

                                                                   As of May 31, 1997
                                    -------------------------------------------------------------------------------------
                                      Investments in        Cumulative Equity      Cumulative
                                     and Advances to      in Income (Losses) of   Translation      Valuation
                                   Affiliated Companies    Affiliated Companies   Adjustments      Allowance     Total
                                   --------------------   ---------------------   -----------      ---------   --------
EUROPE
------
UPC.............................          $150,442               $(54,044)         $(16,477)      $    --      $ 79,921
Monor Communications............            27,142                 (9,530)           (5,187)           --        12,425
Iberian Programming
  Services......................            11,187                 (5,627)               --            --         5,560

LATIN AMERICA
-------------
VTRH............................            85,218                 (4,680)           (2,503)           --        78,035
Comodoro/Trelew(1)..............            28,126                     --                --            --        28,126
Santa Fe(2) ....................            50,756                     --                --            --        50,756
Megapo..........................            32,463                   (581)           (1,420)           --        30,462
TVSB............................             6,114                 (2,991)               --            --         3,123
Jundiai TV......................             5,573                 (1,108)               --            --         4,465
United Family Communications....             3,471                   (445)               --            --         3,026

ASIA/PACIFIC
------------
XYZ.............................            16,568(3)             (16,678)              110            --            --
SCS.............................             9,725                   (422)              134            --         9,437
HITV............................             6,073                    (17)               --            --         6,056

OTHER
-----
Teleport........................             3,119                 (1,051)               --        (2,068)           --
                                          --------               --------          --------       -------      --------
                                          $435,977               $(97,174)         $(25,343)      $(2,068)     $311,392
                                          ========               ========          ========       =======      ========

                                            UNITED INTERNATIONAL HOLDINGS, INC.
                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                        (Unaudited)

                                                                 As of February 28, 1997
                                   ---------------------------------------------------------------------------------------
                                     Investments in         Cumulative Equity      Cumulative
                                    and Advances to       in Income (Losses) of   Translation    Valuation
                                  Affiliated Companies   Affiliated Companies(4)  Adjustments    Allowance      Total
                                  --------------------   -----------------------  -----------    ---------    ---------
EUROPE
------
UPC.............................         $150,442                $(40,224)         $(11,044)      $    --     $  99,174
Monor Communications............           27,182                  (8,221)           (4,575)           --        14,386
Iberian Programming Services...            11,187                  (4,734)               --            --         6,453

LATIN AMERICA
-------------
VTRH(5).........................           82,010                  (2,122)           (1,502)           --        78,386
Megapo..........................           32,491                    (727)           (1,420)           --        30,344
TVSB............................            6,132                  (2,860)               --            --         3,272
Jundiai TV......................            4,984                  (1,214)               --            --         3,770
United Family Communications....            1,739                     (10)               --            --         1,729

ASIA/PACIFIC
------------
XYZ.............................           16,202(3)              (16,312)              110            --            --
SCS.............................            9,748                    (366)              155            --         9,537
HITV............................            6,073                     (16)               --            --         6,057

OTHER
-----
Teleport........................            3,119                  (1,051)               --        (2,068)           --
                                         --------                --------          --------       -------      --------
                                         $351,309                $(77,857)         $(18,276)      $(2,068)     $253,108
                                         ========                ========          ========       =======      ========

(1) In April 1997, UIH LA acquired 100% of multi-channel television systems in Comodoro and Trelew, Argentina. The Company will begin consolidating these investments in the second quarter of fiscal 1998.
(2) In April 1997, UIH LA acquired an initial 31% equity interest in the multi-channel television systems located in Santa Fe, Parana and Galvez, Argentina, and paid a deposit to acquire the additional 38% equity interest by July 15, 1997 and the additional 11% equity interest by the end of July 1997. The Company will begin consolidating this investment in the third quarter of fiscal 1998.
(3) Includes an accrued funding obligation of $979 and $1,270 at March 31, 1997 and December 31, 1996, respectively.
(4) Does not include cumulative equity in losses of Net Sao Paulo of $9,979 as the Company sold its investment in August 1996. Also, does not include cumulative equity in income of STX of $613 and cumulative equity in losses of Cablevision of $5,198 as these assets were exchanged for a 34% interest in VTRH on August 31, 1996.
(5) On August 31, 1996, the Company's investments in STX and Cablevision were carried at $52,474 and $27,873, respectively. The Company exchanged its investments in STX and Cablevision for a 34% interest in VTRH. Accordingly, such amounts are reflected as investment in VTRH as of February 28, 1997.

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

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


                                                                           As of            As of
                                                                          May 31,        February 28,        Average
                                                                           1997             1997              Life
                                                                         --------        -----------         -------
        MMDS distribution facilities.............................        $ 56,931         $  57,074            5-10
        Cable distribution networks..............................          29,244            22,795            5-10
        Subscriber premises equipment and converters.............         131,313           126,007               3
        Furniture and fixtures...................................           3,365             3,418            5-10
        Leasehold improvements...................................           3,552             3,593            6-10
        Other....................................................          33,556            35,833             3-5
                                                                         --------          --------
                                                                          257,961           248,720
            Accumulated depreciation.............................         (43,016)          (29,378)
                                                                         --------          --------
            Net property, plant and equipment....................        $214,945          $219,342
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

     In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations in foreign countries are translated based on average exchange rates for the period while balance sheet amounts are translated at period-end exchange rates. As a result, amounts related to assets and liabilities reported on the Condensed Consolidated Statements of Cash Flows will not agree with changes in the corresponding balances on the Condensed Consolidated Balance Sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

3.   ACQUISITIONS

     In April 1997, UIH LA closed the 100% acquisition of multi-channel television systems in Comodoro and Trelew, Argentina for a total purchase price of $27,900, of which $13,900 was paid at closing and the remaining $14,000 is due in 18 monthly installments beginning May 1997.

     In April 1997, UIH LA agreed to acquire up to an 80% equity interest in the multi-channel television systems located in Santa Fe, Parana and Galvez, Argentina for a total purchase price of $59,000. In April 1997, UIH LA closed the acquisition of the first 31% equity interest for a total purchase price of $23,000 and paid a $2,000 deposit to acquire the additional 38% equity interest by July 15, 1997 and the additional 11% equity interest by the end of July 1997. The total purchase price was paid 50% at closing and the balance paid in monthly installments through June 2000.

4.   SENIOR SECURED NOTES AND OTHER DEBT

     Debt consists of the following:

                                                                                       As of              As of
                                                                                      May 31,          February 28,
                                                                                       1997                1997
                                                                                     --------          -----------
November 1994 14% senior secured discount notes, net of unamortized discount...      $274,764           $264,985
November 1995 14% senior secured discount notes, net of unamortized discount...        93,229             90,161
February 1996 14% senior secured discount notes, net of unamortized discount...        56,792             55,193
May 1996 14.75% UIH A/P senior discount notes, net of unamortized discount.....       253,616            245,182
UIH LA note payable to a bank..................................................        50,000                 --
Note payable to a company, interest at 1.5% above the rate published by a certain Chilean bank, principal and interest due quarterly until
    June 1998, secured by shares of STX........................................         4,688              5,447
Capitalized lease obligations..................................................         4,661              4,959
Mortgage note, interest at 7.885%, 7 year term.................................         1,118              1,252
Other..........................................................................         8,709              9,114
                                                                                     --------           --------
                                                                                      747,577            676,293
    Less current portion.......................................................        (4,932)            (1,333)
                                                                                     --------           --------
    Total senior secured notes and other debt..................................      $742,645           $674,960
                                                                                     ========           ========

     The $274,764 of 14% senior secured notes were issued in November 1994 at a discount from their principal amount of $394,000 and accrete interest at a rate of 15.24% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $93,229 of 14% senior secured notes were issued in November 1995 at a discount from their principal amount of $130,000 and accrete interest at a rate of 14% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $56,792 of 14% senior secured notes were issued in February 1996 at a discount from their principal amount of $75,350 and accrete interest at a rate of 11.875% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $253,616 of 14% UIH A/P senior notes were issued in May 1996 at a discount from their principal amount of $443,000 and, effective May 16, 1997, the interest rate increased from 14% to 14.75% compounded semi-annually. The additional 0.75% interest will accrete until such time as UIH A/P effects an equity sale resulting in $70,000 of additional equity. Cash interest will not be paid prior to May 15, 2001. Thereafter, cash interest will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The senior notes mature on May 15, 2006.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


     On April 24, 1997, UIH LA entered into a credit agreement with a bank for a loan of up to $125,000 for a term of 9 months, extendible up to a maximum of 18 months at an interest rate of LIBOR plus 6%. As of May 31, 1997, UIH LA had borrowed $50,000 under this credit agreement. Proceeds from the loan will be used to fund acquisitions and provide for capital expenditures for existing properties. The loan is extendible up to 18 months with (i) an increase in the interest rate of 50 basis points for each three months it is extended beyond a 9 month term, (ii) cash fees of 1% to 3% each three months if it is extended beyond 9 months and (iii) warrants to purchase common stock equal to 0.5% of UIH LA's outstanding common stock if it is extended beyond 9 months, another 2% of UIH LA's outstanding common stock and 2.75% of UIH's outstanding common stock if it is extended beyond 12 months and another 3% of UIH's outstanding common stock if it is extended beyond 15 months. In lieu of the extension fees and warrants, UIH may, at its option, inject an additional $50,000 of equity into UIH LA to be used to repay the outstanding loan. The warrants to purchase UIH common stock have an exercise price equal to the lower of the fair market value at the closing date or at the grant date.

     In April 1997, Austar received an underwriting commitment from a bank for a Senior Syndicated Term Debt Facility in the amount of Australian $("A$")200,000 (US$155,000) (the "Austar Bank Facility"). The proceeds of the Austar Bank Facility will be used to fund Austar's construction and subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility available at closing (end of July 1997); (ii) A$90,000 term loan facility, which will be available on the basis of Austar having achieved minimum subscriber and operating cash flow levels; and (iii) A$60,000 cash advance facility available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The maximum amount of equity required would be A$30,000, approximately A$7,500 of which has already been contributed during 1997 and the remainder of which is expected to be contributed by a third party equity provider or the Company. The cash advance and term loan facilities will be fully repayable pursuant to an amortization schedule beginning December 31, 2001 and ending June 30, 2004. The bank has also provided Austar with an interim financing facility of A$50,000 which is expected to be refinanced from the proceeds of the Austar Bank Facility. As of May 31, 1997, Austar had drawn A$43,000 (US$33,352) on the interim financing facility.

5.   SUBSEQUENT EVENTS

     On June 26, 1997, the Company entered into an agreement with SuperCable CA, the largest cable operator in Venezuela, to sell the Company's cable television assets in Venezuela for $10,500. The purchase price approximates the Company's costs incurred in Venezuela. The transaction is expected to close in August 1997.

     On July 3, 1997, the Company was notified that the Nasdaq Stock Market ("Nasdaq") had completed a review of the Company regarding the Company's non-compliance with the net tangible asset requirements of Nasdaq and that Nasdaq had determined that the Company will remain listed on the Nasdaq National Market.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                     (MONETARY AMOUNTS STATED IN THOUSANDS)

     THE FOLLOWING DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN THE COMPANY'S REPORT ON FORM 8-K DATED SEPTEMBER 24, 1996.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's condensed consolidated financial statements and related notes thereto included elsewhere herein. Such condensed consolidated financial statements provide additional information regarding the Company's financial activities and condition.

     The Company conducts no operations other than through its operating companies in which it holds varying interests. Because the operating companies have, since inception, been engaged primarily in organizational, start-up and construction activities, the Company believes that its historical results of operations discussed herein are not indicative of the results of operations which will follow the completion of construction and initial marketing of service by the operating companies.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's expenditures to date have been made in developing multi-channel television, programming and telephony operations in foreign countries. Except for the Company's working capital requirements, the Company's future cash needs will depend on management's acquisition and development decisions. The Company does not expect any operating company to pay dividends in the foreseeable future and accordingly does not expect any distributions to be made by any affiliates, many of which are restricted due to existing loan agreements. The Indenture governing UIH A/P's senior notes permits dividends to be paid from UIH A/P to the Company only if certain financial conditions are met; however, these conditions are not presently being met.

     During the three months ended May 31, 1997, the Company incurred a net loss of $79,029 of which $19,445 was from non-cash equity in losses of affiliated companies. The Company also recorded accretion of non-cash interest expense on the senior notes totaling $24,122. The Company purchased $16,502 of property, plant and equipment, the majority of which was purchased by the Company's majority-owned subsidiaries in Australia, Tahiti, Peru and Argentina as those systems continue to construct their systems. Construction payables decreased $20,888 due primarily to reduced construction activity in Australia. The Company incurred $849 of acquisition, transaction and development cost, primarily with respect to to its Latin America and Asia/Pacific regions. The Company's notes receivable decreased by $4,594 due to advances which were repaid. The Company invested $6,676 of cash in its affiliated companies and other investments due to expected additional capital expenditures to the existing systems. The Company acquired systems in Argentina for $26,070. The Company borrowed $50,000 from a bank primarily to fund acquisitions in Argentina. The Company purchased short-term investments of $37,820 and sold short-term investments of $49,996 as part of its cash management activities.

     During the three months ended May 31, 1996, the Company incurred a net loss of $35,318 of which $12,185 was from non-cash equity in losses of affiliated companies. The Company also recorded accretion of non-cash interest expense on the senior notes totaling $13,229. The Company purchased $18,202 of property, plant and equipment, the majority of which was purchased by the Company's majority-owned subsidiaries in Australia and Tahiti as those systems continued to construct their systems. Construction payables increased $5,799 due primarily to construction activity in Australia. The Company incurred $1,190 of acquisition, transaction and development costs, primarily with respect to its Latin America and Asia/Pacific regions. The Company's notes receivable decreased by $1,264 due to advances which were repaid. The Company invested $12,980 of cash in its affiliated companies and other investments due to expected additional capital expenditures to the existing systems. The Company purchased short-term investments of $50,890 and sold short-term investments of $44,424 as part of its cash management activities. The Company also paid $2,156 for warrants tendered to the Company.

     As of May 31, 1997, the Company had executed guarantees of certain facilities totaling approximately $12,000. The Company has estimated future fundings and capital commitments by region, as described in the following paragraphs. Each such description contains the Company's current plans with respect to financing such commitments. While the Company currently anticipates funding the projects summarized below, there can be no assurance that the Company's actual expenditures will equal the currently anticipated amounts.

     The following table summarizes the Company's remaining projected funding requirements for its European projects. The Company plans on funding its remaining commitments in Europe through existing cash.

                                                                                          Projected Funding
                                                                            ----------------------------------------------
                                                                              Total           Portion           Remaining
                                                                            Expected       Funded as of           as of
Operating System                     Type of Project                        Fundings       May 31, 1997       May 31, 1997
----------------                     ---------------                        --------       ------------       ------------
UPC                                  Cable systems                          $171,059         $171,059            $   --
Monor Communications                 Telephony/cable systems                  26,580           26,580                --
IPS                                  Programming                              12,530           10,993             1,537
Tara Channel                         Programming                               9,973            4,523             5,450
                                                                            --------         --------            ------
                                                                            $220,142         $213,155            $6,987
                                                                            ========         ========            ======

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

     The following table summarizes UIH LA's remaining projected funding requirements for its projects:

                                                                                         Projected Funding
                                                                             --------------------------------------------
                                                                              Total          Portion          Remaining
                                                                             Expected      Funded as of         as of
Operating System                    Type of Project                          Fundings      May 31, 1997     May 31, 1997
----------------                    ---------------                          --------      ------------     ------------
VTRH                                Cable systems                            $ 85,754        $ 77,754         $  8,000
Bahia Blanca                        Cable systems                              59,636          45,197           14,439
Comodoro/Trelew                     Cable systems                              29,954          14,342           15,612
Santa Fe                            Cable systems                              58,758          13,747           45,011
Megapo                              Cable systems                              32,033          32,033               --
TVSB                                MMDS                                        8,087           6,087            2,000
Jundiai TV                          Cable system                                5,193           5,193               --
Cable Star                          Cable system                               12,379           3,901            8,478
TV Cable SRL                        Cable system                                  850             550              300
United Family Communications        Programming                                21,300           3,030           18,270
                                                                             --------        --------         --------
                                                                             $313,944        $201,834         $112,110
                                                                             ========        ========         ========

     In April 1997, UIH LA entered into a credit agreement with a major financial institution which provides for borrowings of up to $125,000, of which the entire amount has currently been raised and $50,000 has been borrowed as of May 31, 1997. UIH LA will fund the majority of its remaining commitments with proceeds from this facility as well as from positive operating cash flow, particularly as it relates to the Argentine properties. In addition, UIH LA is considering the sale of certain non-core assets as a source of funding, including the sale of Venezuela for $10,500. Based upon these assumptions, the Company currently anticipates that no further fundings to UIH LA will be required in the foreseeable future.

     The  following  table   summarizes   UAP's  remaining   projected   funding
requirements for its projects:

                                                                                         Projected Funding
                                                                           -----------------------------------------------
                                                                            Total            Portion           Remaining
                                                                           Expected       Funded as of           as of
Operating System                    Type of Project                         Fundings      May 31, 1997(1)     May 31, 1997
----------------                    ---------------                        --------      --------------      ------------
AUSTRALIA/PACIFIC:
  Austar                            MMDS/DTH system                        $369,800          $245,153(2)       $124,647(3)
  Saturn                            Cable system                            109,700            29,066(4)         80,634
  Telefenua                         MMDS                                     17,400            16,737               663
  XYZ                               Programming                              14,000            11,507             2,493
  United Wireless                   Mobile data services                      8,200             5,761             2,439
OTHER:
  HITV                              Microwave relay network                   6,600             5,980               620
  SCS                               Cable system                             17,400            12,438             4,962
                                                                           --------          --------          --------
                                                                           $543,100          $326,642          $216,458
                                                                           ========          ========          ========

(1) Certain amounts contributed by the Company's partners were contributed in currencies other than U.S. dollars. Such amounts have been translated to U.S. dollars using a convenience translation. Includes amounts contributed to Austar (approximately $11,100) and Saturn (approximately $2,900) by such shareholders prior to the acquisition of their respective interests by the Company.
(2) Does not include the $58,600 paid by the Company to increase its economic interest in Austar to approximately 100%.
(3) The Austar Bank Facility of A$200,000 (US$155,000) reduces the Company's portion of the remaining funding requirements. As of May 31, 1997, Austar had drawn A$43,000 (US$33,532) on the interim financing facility (see Note
     4).
(4) Does not include the value of shares of common stock exchanged for shares of the Company to increase the Company's interest in Saturn to 100%.

     The majority of UAP's future funding commitments reside in two projects, Australia and New Zealand. Funding for Australia is projected to come from two sources: the Austar Bank Facility in the amount of A$200,000 (US$155,000) and remaining equity from the Company of approximately A$22,500 (US$18,000). Funding for New Zealand is projected to come from either a strategic partner equity contribution or equity from UAP and/or the Company, in amounts to be determined. In addition, UAP is in the early stages of negotiating the sale of all or a portion of its system in Tahiti, the proceeds of which would be used to fund its capital requirements with respect to Saturn and its other businesses. There can be no assurances that the Company will be able to identify a strategic partner for the New Zealand project or successfully complete a sale of all or a portion of the Tahiti project. Based upon the successful completion of the arrangements described above, the Company may invest up to an additional $25,000 in UAP.

     If UIH A/P does not consummate an issuance of capital stock resulting in gross proceeds to UIH A/P of at least $70,000 (an "Equity Sale") prior to November 16, 1997, the then holders of the UIH A/P Notes will be entitled to receive warrants to purchase 3% of the common stock of UIH A/P, assuming the aggregate fair market value of UIH A/P's equity is $150,000, or, in certain circumstances, of UAP. UIH A/P may pursue additional sources of funding that may constitute an Equity Sale. There can be no assurance that UIH A/P will be successful in concluding an Equity Sale prior to November 16, 1997.

     In addition, the Company had total expected fundings of $4,641 related to Teleport. As of May 31, 1997, the Company had remaining projected fundings of $2,000, representing the Company's guarantee of affiliate debt.

     Because the Company and UIH A/P do not currently have any cash flow, their ability to repay their obligations on the senior notes at maturity will be dependent on developing one or more sources of cash prior to the maturities of their respective senior notes. The Company may (i) seek to refinance all or a portion of the senior notes at maturity though sales of additional debt or equity securities of the Company, (ii) seek to sell all or a portion of its interests in one or more of its affiliated companies, (iii) negotiate with its current financial and strategic partners to permit the cash produced by its affiliated companies, such as UPC, to be distributed to equity holders rather than reinvested in the businesses of such affiliated companies, and/or (iv) seek to invest in companies that will make substantial cash distributions on or before the maturity of the senior notes.

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

SERVICE AND OTHER REVENUE. Service and other revenue increased $18,910 during the three months ended May 31, 1997, compared to the corresponding amount in the prior year, as follows:

                                                                                     For the Three Months Ended
                                                                                               May  31,
                                                                                     --------------------------
                                                                                       1997               1996
                                                                                      -------             ------
        Europe ............................................................          $    --             $   --
        Latin America......................................................            6,590                238
        Asia/Pacific.......................................................           14,492              1,934
                                                                                     -------             ------
            Total service and other revenue................................          $21,082             $2,172
                                                                                     =======             ======

       Latin America
       -------------

             The Company began consolidating the results of Bahia Blanca effective November 1, 1996. Accordingly, the Company reported no revenue for Bahia Blanca for the three months ended March 31, 1996. Bahia Blanca's revenues, which consist primarily of service fees, for the three months ended March 31, 1997 were $6,312. The remainder of Latin America's revenues, totaling $278, are attributable to TV Cable SRL and Cable Star.

       Asia/Pacific
       ------------

       AUSTAR

           Service revenues at Austar were $13,469 for the three months ended March 31, 1997, which consisted primarily of service and installation fees from basic subscribers of $11,044 and $2,066, respectively, with other revenue totaling $359. For the three months ended March 31, 1996, service and installation fees from basic subscribers consisted of $740 and $328, respectively. The increase in service revenues for the three months ended March 31, 1997 relative to the comparable prior year period was primarily attributable to subscriber growth (129,156 at March 31, 1997 compared to 14,037 at March 31, 1996). The increase in subscribers was the result of the on-going roll-out of Austar's services which were initially launched in August 1995.

       TELEFENUA

             Telefenua's service revenues increased to $916 from $862 during the three month periods ended March 31, 1997 and 1996, respectively. The increase is primarily attributable to subscriber growth (5,537 at March 31, 1997 compared to 4,500 at March 31, 1996).

       SATURN

             The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no service revenue for Saturn for the three months ended March 31, 1996. Saturn's actual service revenues for the three months ended March 31, 1997 and 1996 were $83 and $52, respectively. The increase is attributable to an increase in subscribers from 1,100 at March 31, 1996 to 2,052 at March 31, 1997.

MANAGEMENT FEE INCOME FROM RELATED PARTIES. Management fee income decreased $36 during the three months ended May 31, 1997, compared to the corresponding amount in the prior year, as follows:

                                                                                   For the Three Months Ended
                                                                                              May  31,
                                                                                   ---------------------------
                                                                                     1997                 1996
                                                                                    -----                -----
        Europe .............................................................        $  49                $  44
        Latin America.......................................................          125                  139
        Asia/Pacific........................................................          107                  134
                                                                                     ----                 ----
             Total management fee income from related parties...............         $281                 $317
                                                                                     ====                 ====

SYSTEM OPERATING EXPENSE. System operating expense increased $7,680 during the three months ended May 31, 1997, compared to the corresponding amount in the prior year, as follows:

                                                                                   For the Three Months Ended
                                                                                             May 31,
                                                                                   ---------------------------
                                                                                     1997                1996
                                                                                   -------              ------
        Europe ............................................................        $   272              $   --
        Latin America......................................................          2,540                 114
        Asia/Pacific.......................................................          9,977               4,995
                                                                                   -------              ------
           Total system operating expense..................................        $12,789              $5,109
                                                                                   =======              ======

       Latin America
       -------------
             The Company began consolidating the results of Bahia Blanca effective November 1, 1996. Accordingly, the Company reported no system operating expenses for Bahia Blanca for the three months ended March 31, 1996. Bahia Blanca's system operating expenses for the three months ended March 31, 1997 were $2,306 and consisted primarily of programming expenses (approximately $1,400) and salaries (approximately $500).

       Asia/Pacific
       ------------

       AUSTAR

             The Company reported operating expenses from Austar of $8,467 for the three months ended March 31, 1997, consisting primarily of salary and benefits ($854), satellite programming fees ($4,149) and annual MMDS spectrum license fees ($643), with the remainder consisting primarily of office-related expenses and system travel and recruitment expenses. Austar's operating expenses for the comparable period in 1996 were
       $4,223. The increase in operating expense in 1997 is primarily attributable to the continued roll-out of Austar's services, which were launched in August 1995, and the corresponding increase in subscribers. Austar is experiencing high operating expenses relative to service revenues due to certain fixed operating expenses, such as management overhead, license fees and certain office-related costs. Austar expects operating expenses as a percent of service revenues to decline as start-up costs are reduced and as certain fixed operating expenses are spread over expected increases in service revenues.

       TELEFENUA

             Operating  expenses  consolidated  by the  Company  from  Telefenua decreased to $426 for the quarter ended March 31, 1997 from $572 during the comparable period of 1996, primarily due to decreases in technical-related repairs and maintenance and tape production costs, partially offset by increased programming costs associated with the aforementioned increase in subscribers between March 31, 1996 and 1997. Telefenua's operating expenses in the first quarter of 1997 consisted primarily of programming-related expenses ($284) with the remainder consisting of payroll-related costs and technical-related costs.

      SATURN

             The Company began consolidating Saturn effective July 1, 1996. Accordingly, the Company reported no operating expenses for Saturn in its consolidated statement of operations for the quarter ended March 31, 1996. Saturn's operating expenses were approximately $727 for the quarter ended March 31, 1997, consisting primarily of payroll ($359) and office expenses related to the provision of service to existing customers and on-going system design and engineering work for expansion of Saturn's Wellington system. Saturn's system operating expenses for the comparable quarter in 1996 were $342.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. During the three months ended May 31, 1997, the Company experienced an increase in system selling, general and administrative expense of $11,140 over the corresponding prior year amount as follows:

                                                                           For the Three Months Ended
                                                                                    May 31,
                                                                           --------------------------
                                                                              1997            1996
                                                                            -------         -------
        Europe ........................................................     $   220         $    --
        Latin America..................................................       2,064             135
        Asia/Pacific...................................................      11,034           2,043
                                                                             ------           -----
           Total system selling, general and administrative expense....     $13,318          $2,178
                                                                            =======          ======

       Latin America
       -------------
             The Company began consolidating the results of Bahia Blanca effective November 1, 1996. Accordingly, the Company reported no system general and administrative expenses for Bahia Blanca for the three months ende March 31, 1996. Bahia Blanca's system general and administrative expenses for the three months ended March 31, 1997 were $1,820 and included marketing related costs (approximately $160) and salaries (approximately $500) with the remainder consisting of billing, office and utility costs.

       Asia/Pacific
       ------------

       AUSTAR

             System selling, general and administrative expenses consolidated by the Company from Austar were $9,526 for the quarter ended March 31, 1997 and consisted primarily of marketing costs related to print, radio and television advertisements utilized in the continued marketing of Austar's services throughout its service areas during 1997 ($1,512), direct sales commissions ($1,576), general and administrative salaries associated with Austar's Sydney corporate headquarters ($1,512) and National Customer Operations Center ($3,073) and office related expenses, including rent and utilities ($1,725). Austar's system selling, general and administrative expenses were $1,294 for the comparable quarter in 1996. The increase relates to marketing efforts associated with Austar's continued expansion of service to all of its service areas, including the initiation of DTH service in 1996, and increased customer support costs as Austar's subscriber base grows. Austar expects that system general and administrative expenses as a percent of service revenues will decline over the remainder of 1997 as certain fixed expenses are spread over expected increases in service revenues.

       TELEFENUA

             System selling, general and administrative expenses consolidated by the Company from Telefenua decreased to $473 during the first quarter of 1997 compared to $607 during the comparable period in 1996, primarily due to an unfavorable change in the exchange rate as well as decreased travel and marketing costs.

       SATURN

             The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no system selling, general and administrative expense from Saturn for the quarter ended March 31, 1996. Saturn's actual selling, general and administrative costs increased to $650 in the first quarter of 1997 from $343 for the first quarter of 1996. System selling, general and administrative expense at Saturn for the quarter ended March 31, 1997 consisted primarily of marketing and support salaries of $359 associated with increased marketing efforts to expand the subscriber base as Saturn's system expands.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. During the three months ended May 31, 1997, the Company experienced an increase in corporate general and administrative expense of $1,562 over the corresponding prior year amount. The increase is primarily attributable to professional services incurred in connection with the lawsuit against the Wharf group of companies, professional services incurred in connection with the letter of intent with Philips whereby the Company and/or UPC would acquire from Philips their 50% interest in UPC and charges related to employee severance agreements.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $16,561 during the three months ended May 31, 1997 compared to the same period in the prior year. The increase is due to depreciation on a larger fixed asset base as the operating companies, particularly Austar, expand their networks and due to depreciation and purchased goodwill amortization associated with the consolidation of Bahia Blanca effective November 1, 1996.

EQUITY IN LOSSES OF AFFILIATED COMPANIES, NET. The Company recognized equity in losses of affiliated companies of $19,317 for the three months ended May 31, 1997, compared to $12,202 for the same period in the prior year, as follows:

                                                  Three Months Ended May 31, 1997          Three Months Ended May 31, 1996
                                                 -----------------------------------      ----------------------------------
                                                  Company             Equity in            Company            Equity in
                                                 Ownership       Income (Losses) of       Ownership      Income (Losses) of
                                                 Interest       Affiliated Companies      Interest      Affiliated Companies
                                                 --------       --------------------      ---------     --------------------
EUROPE
     UPC..................................          50.0%            $(13,820)               50.0%          $ (6,482)
     Monor Communications.................          48.6%              (1,309)               48.4%              (596)

LATIN AMERICA
     VTRH(1)..............................          34.0%              (2,558)                 --                 --
     Cablevision(1).......................            --                   --               100.0%              (316)
     STX(1)...............................            --                   --                65.0%               275
     Net Sao Paulo(2).....................            --                   --                34.0%            (1,649)
     Megapo...............................          49.0%                 146                49.0%              (258)
     TVSB.................................          40.0%                (131)               40.0%              (453)

ASIA/PACIFIC
     XYZ..................................          25.0%                (366)               25.0%              (632)
     Saturn(3)............................            --                   --                50.0%              (399)

OTHER(4)..................................        33.8-50.0%           (1,279)            33.8-76.9%          (1,692)
                                                                     --------                               --------
     Total equity in losses of affiliated
        companies, net....................                           $(19,317)                              $(12,202)
                                                                     ========                               ========

(1) The Company contributed its interests in STX and Cablevision to its new joint venture VTRH effective September 1, 1996.
(2) In August 1996, the Company sold its interest in Net Sao Paulo for $78,098 and recognized a gain of $65,260 on the sale.
(3) In July 1996, UIH A/P increased its ownership interest in Saturn to 100%. In exchange for acquiring the additional 50% interest, the Company issued to Saturn's other shareholder a 2.6% interest in UIH A/P. On May 15, 1997, the minority holder in UIH A/P exchanged its 2.6% interest in UIH A/P for a 2% interest in UAP.
(4) The Company increased its ownership in ITN to 76.9% in April 1996 and began consolidating ITN in the second quarter of fiscal 1997.

       RESULTS OF OPERATIONS - UPC

                The exchange rate between the Dutch guilder and the U.S. dollar has increased from approximately 1.65 at March 31, 1996 to 1.89 at March 31, 1997. The exchange rate of all European currencies included in the UPC consolidated group showed the same trend. As a result, revenues, operating expenses and system general and administrative expenses in U.S. dollars, all of which are reflected in the Company's equity in losses of UPC, are negatively impacted by the approximate 14% fluctuation in exchange rates.

                Revenue increased in Austria due primarily to an increase in subscribers from 419,900 at March 31, 1996 to 429,861 at March 31, 1997. Overall, revenues decreased in the Czech Republic due primarily to the deconsolidation of one of the operating systems, TV-Max, as offset by increased subscribers from 27,011 at March 31, 1996 to 38,018 at March 31, 1997 at the other Czech Republic systems.

                In October 1996, UPC increased its ownership interest in its Norwegian operating system, Norkabel, from 8.3% to 100% and in January 1997 acquired a 70.2% interest in Janco, another operating system in Norway. Both Norkabel and Janco are included in the first quarter 1997 results of operations for the full quarter. Janco's results were not included with those of UPC during the first quarter of 1996.

                Effective June 30, 1996, UPC consolidated its investments in development systems in Portugal, France, the Slovak Republic and Romania. UPC recognized substantial operating losses in the last half of 1996 and the first quarter of 1997 due to start-up costs at these systems, especially at the systems in Portugal and France.

                During 1997, UPC plans to introduce new services including pay-per-view, additional tier programming and data services. Further, UPC is planning to introduce telephony services beginning in 1998. Consequently, UPC expects a slight decrease in the percentage of EBITDA to total revenue during 1997 as the introduction of these new services commences.

INTEREST INCOME. Interest income decreased by $363 during the three months ended May 31, 1997, compared to the corresponding period in the prior year. The decrease is due to reduced cash and short-term investment balances related to the funding of the company's investments in affiliated operating systems.

INTEREST EXPENSE. Interest expense increased $12,138 during the three months ended May 31, 1997, compared to the corresponding period in the prior year. The increase is primarily due to the issuance of senior notes by UIH A/P in May 1996.

PROVISION FOR LOSSES ON INVESTMENT RELATED COSTS. Provision for losses on investment related costs increased $4,084 during the three months ended May 31, 1997, compared to the corresponding period in the prior year. The Company capitalizes direct and incremental costs incurred relative to pursuing potential investments. If an investment is made, these costs are either reimbursed to the Company by the operating entity or capitalized as part of the cost basis of the investment. If the potential investment is abandoned, these costs are expensed. The majority of the increase is due to the Company's recognition of the unrealized loss on its investment in International Broadcasting Corporation, an investment in Thailand in which the Company's initial investment was made during 1992.

                           PART II - OTHER INFORMATION
                           ---------------------------
ITEM 5 - OTHER INFORMATION

SUMMARY OPERATING DATA

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                              As of  March 31, 1997
                          ------------------------------------------------------------------------------------------
                                                                                       UIH
                                                                                    Equity in    UIH        UIH
                          Homes in                                         UIH      Homes in    Equity    Equity in
                          Service     Homes      Basic        Basic      Paid-in     Service   in Homes     Basic
                           Area       Passed  Subscribers  Penetration  Ownership      Area     Passed   Subscribers
                          --------    ------  -----------  -----------  ---------   ---------  --------- -----------
EUROPE
-------
UPC SYSTEMS:
Austria
  Cable................   840,000     624,091    429,861      68.9%        47.5%     399,000     296,443    204,184
Netherlands (Amsterdam)
  Cable................   564,000     556,975    524,188      94.1%        25.0%     141,000     139,244    131,047
Belgium
  Cable................   133,000     133,000    127,383      95.8%        50.0%      66,500      66,500     63,692
Netherlands (Eindhoven)
  Cable................    92,042      89,281     84,817      95.0%        50.0%      46,021      44,641     42,409
Israel
  Cable................   350,000     338,612    234,695      69.3%        11.7%      40,950      39,618     27,459
Ireland
  Cable/MMDS...........   350,000     344,370    124,604      36.2%        10.0%      35,000      34,437     12,460
Czech Republic
  Cable/MMDS/MATV......   258,600     128,835     38,018      29.5%        50.0%     129,300      64,418     19,009
Slovak Republic
  Cable................    21,839      15,577     11,768      75.5%        37.5%       8,190       5,841      4,413
Malta
  Cable................   146,384     146,384     52,799      36.1%        21.3%      31,180      31,180     11,246
Hungary
  Cable................   268,000     267,929    246,768      92.1%        23.5%      62,980      62,963     57,990
Norway(1)
  Cable................   529,693     448,060    316,601    70.1-71.2%   35.1-50.0%  227,299     190,505    134,414
Spain
  Cable................    74,235      58,763      3,503       6.0%        12.5%       9,279       7,345        438
Portugal
  Cable................   186,449       9,327      2,192      23.5%        50.0%      93,225       4,664      1,096
Romania
  Cable................   148,000      68,707     40,852    36.1-69.9%   25.5-45.0%   51,390      21,658     11,911
France
  Cable................    68,000      12,660      2,344      18.5%        50.0%      34,000       6,330      1,172
                        ---------   ---------  ---------                           ---------   ---------  ---------
    Total.............. 4,030,242   3,242,571  2,240,393                           1,375,314   1,015,787    722,940
                        ---------   ---------  ---------                           ---------   ---------  ---------
UIH SYSTEMS:
Monor(3)
  Cable/Telephony......    85,000     126,024     72,651    37.1-67.9%     46.3%      39,355      58,349     33,637

                                                As of December 31, 1996
                          ----------------------------------------------------------------------
                                                                             UIH        UIH
                                                                 UIH        Equity    Equity in
                           Homes      Basic         Basic       Paid-in    in Homes    Basic
                          Passed   Subscribers  Penetration   Ownership     Passed   Subscribers
                          ------   -----------  -----------   ---------    --------  -----------
EUROPE
------
UPC SYSTEMS:
Austria
 Cable.................   623,100     428,453      68.8%        47.5%      295,973     203,515
Netherlands (Amsterdam)
  Cable................   555,459     523,940      94.3%        25.0%      138,865     130,985
Belgium
  Cable................   133,000     127,815      96.1%        50.0%       66,500      63,908
Netherlands (Eindhoven)
  Cable................    89,116      84,660      95.0%        50.0%       44,558      42,330
Israel
  Cable................   334,426     231,712      69.3%        11.7%       39,128      27,113
Ireland
  Cable/MMDS...........   340,993     121,475      35.6%        10.0%       34,099      12,148
Czech Republic
  Cable/MMDS/MATV......   121,782      35,288      29.0%        50.0%       60,891      17,644
Slovak Republic
  Cable................    13,435       9,003      67.0%        37.5%        5,038       3,376
Malta
  Cable................   145,371      51,500      35.4%        21.3%       30,964      10,970
Hungary
  Cable................   265,058     245,488      92.6%        23.5%       62,289      57,690
Norway(1)
  Cable................   221,441     156,915      70.9%        50.0%      110,721      78,458
Spain
  Cable................    51,418       3,048       5.9%        12.5%        6,427         381
Portugal
 Cable.................     5,430       1,191      21.9%        50.0%        2,715         596
Romania
  Cable................    50,072      30,210    34.8-80.5%   25.5-45.0%    17,070       9,200
France(2)
  Cable................     6,780       1,488      21.9%        47.5%        3,221         707
                        ---------   ---------                            ---------   ---------
    Total.............. 2,956,881   2,052,186                              918,459     659,021
                        ---------   ---------                            ---------   ---------
UIH SYSTEMS:
Monor(3)
  Cable/Telephony......   125,000      70,638    36.0-66.5%     43.3%       54,125      30,586

                                                              As of  March 31, 1997
                          ------------------------------------------------------------------------------------------
                                                                                       UIH
                                                                                    Equity in     UIH        UIH
                          Homes in                                         UIH      Homes in    Equity    Equity in
                          Service     Homes      Basic        Basic      Paid-in     Service   in Homes     Basic
                           Area       Passed  Subscribers  Penetration  Ownership      Area     Passed   Subscribers
                          --------    ------  -----------  -----------  ---------   ---------- --------- -----------
LATIN AMERICA
-------------
Chile
  Cable................ 2,321,000  1,464,092     326,849        22.3%        34.0%     789,140    497,791    111,129
Mexico
  Cable................   341,600    166,117      53,440        32.2%        49.0%     167,384     81,397     26,186
Brazil, Fortaleza
  MMDS.................   387,000    387,000      12,391         3.2%        40.0%     154,800    154,800      4,956
Brazil, Jundiai
  Cable................    70,000     45,301      14,301        31.6%        46.3%      32,410     20,974      6,621
Argentina (Bahia Blanca)
  Cable................   113,000     98,990      59,722        60.3%     80.0-100.0%  113,000     98,990     59,722
Peru (Arequipa & Tacna)
  Cable................   140,000     19,104       3,910     20.4%-21.2%  94.0-100.0%  133,400     18,043      3,694
                        ---------  ---------   ---------                             ---------  ---------  ---------
     Total............. 3,372,600  2,180,604     470,613                             1,390,134    871,995    212,308
                        ---------  ---------   ---------                             ---------  ---------  ---------

ASIA/PACIFIC
------------
Austraila (Austar)
  MMDS/DTH............. 1,622,000  1,571,000     129,156         8.2%         97.4%  1,579,828  1,530,154    125,798
Australia (XYZ)
  Programming..........       N/A        N/A     390,000          N/A         24.4%        N/A        N/A     95,160
New Zealand
  Cable................   141,000     16,281       2,052        12.6%         97.4%    137,334     15,858      1,999
Philippines(4)
  Cable................   600,000    167,483      55,309        33.0%         40.0%    240,000     66,993     22,124
Tahiti
  MMDS.................    31,000     19,584       5,537        28.3%         87.7%     27,187     17,175      4,856
China (HITV)(5)
  Microwave Relay......       N/A        N/A         N/A          N/A         49.0%        N/A        N/A        N/A
                        ---------  ---------   ---------                             ---------  ---------  ---------
    Total.............. 2,394,000  1,774,348     582,054                             1,984,349  1,630,180    249,937
                        ---------  ---------   ---------                             ---------  ---------  ---------
    Grand Total........ 9,881,842  7,323,547   3,365,711                             4,789,152  3,576,311  1,218,822
                        =========  =========   =========                             =========  =========  =========


                                                As of December 31, 1996
                          ----------------------------------------------------------------------
                                                                             UIH        UIH
                                                                 UIH        Equity    Equity in
                           Homes      Basic        Basic       Paid-in     in Homes     Basic
                          Passed   Subscribers  Penetration   Ownership     Passed   Subscribers
                          ------   -----------  -----------   ---------    -------   -----------
LATIN AMERICA
-------------
Chile
  Cable................ 1,482,000    321,730       21.7%         34.0%      503,880      109,388
Mexico
  Cable................   166,117     54,446       32.8%         49.0%       81,397       26,679
Brazil, Fortaleza
  MMDS.................   387,000     12,011        3.1%         40.0%      154,800        4,804
Brazil, Jundiai
  Cable................    41,889     11,126       26.6%         46.3%       19,395        5,151
Argentina (Bahia Blanca)
  Cable................    98,990     60,166       60.8%      80.0-100.0%    98,990       60,166
Peru (Arequipa & Tacna)
  Cable................    13,720      3,325       24.2%      94.0-100.0%    12,949        3,144
                        ---------  ---------                              ---------    ---------
    Total.............. 2,189,716    462,804                                871,411      209,332
                        ---------  ---------                              ---------    ---------
ASIA/PACIFIC
------------
Australia (Austar)
  MMDS/DTH............. 1,529,000    103,447        6.8%         97.4%    1,489,246      100,757
Australia (XYZ)
  Programming..........       N/A    340,000         N/A         24.4%          N/A       82,960
New Zealand
  Cable................    14,280      1,697       11.9%         97.4%       13,909        1,653
Philippines(4)
  Cable................   113,402     40,129       35.4%         40.0%       45,361       16,052
Tahiti
  MMDS.................    19,584      5,187       26.5%         87.7%       17,175        4,549
China (HITV)(5)
  Microwave Relay......       N/A        N/A         N/A         49.0%          N/A          N/A
                        ---------  ---------                              ---------    ---------
    Total.............. 1,676,266    490,460                              1,565,691      205,971
                        ---------  ---------                              ---------    ---------
    Grand Total........ 6,947,863  3,076,088                              3,409,686    1,104,910
                        =========  =========                              =========    =========

(1) In January 1997, UPC acquired a 70.2% interest in Janco, which serves the city of Oslo.
(2) Does not include 49,068 homes passed and 7,486 basic subscribers for Citecable as of December 31, 1996.
(3) The Company owns a 48.6% interest in Monor Communications Group, Inc. which holds a 95.27% interest in the operating company Monor Telefon.
(4) The Company currently has a convertible loan with SCS, which upon conversion will allow for a 40% ownership interest.
(5) The Company has a 49% interest in HITV, a joint venture that owns a microwave relay system in the Hunan Province that transmits one provincial channel to approximately 400,000 cable television homes in the region.

     THE FINANCIAL INFORMATION PRESENTED BELOW HAS BEEN TAKEN FROM UNAUDITED FINANCIAL INFORMATION OF THE RESPECTIVE OPERATING COMPANIES THAT WERE PROVIDING SERVICE AS OF MARCH 31, 1997. CERTAIN INFORMATION PRESENTED BELOW HAS BEEN DERIVED FROM FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH FOREIGN GENERALLY ACCEPTED ACCOUNTING PRINCIPLES WHICH DIFFER FROM UNITED STATES GENERALLY
ACCEPTED ACCOUNTING PRINCIPLES. IN ADDITION, CERTAIN AMOUNTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 HAVE BEEN CONVERTED TO DOLLARS USING MARCH 31, 1997 EXCHANGE RATES FOR THE CONVENIENCE TRANSLATION.

                                                                                        Revenue
                                                                         ----------------------------------------
                                                                                 Convenience Translation
                                                                         ----------------------------------------
                                                                         Three Months Ended    Three Months Ended
                                                                           March 31, 1997        March 31, 1996
                                                                         ------------------    ------------------
     EUROPE
       Belgium.................................................               $  5,286               $ 4,685
       Eindhoven, the Netherlands..............................                  2,588                 2,394
       Amsterdam, the Netherlands..............................                 12,660                10,631
       Austria.................................................                 21,898                20,795
       France..................................................                    175                    --
       Israel..................................................                 24,945                20,543
       Ireland (Princes Holdings)..............................                  9,098                 7,287
       Ireland (Tara) .........................................                     --                    --
       Malta ..................................................                  2,625                 1,960
       Norway..................................................                 12,980                 8,332
       Hungary (Kabelkom)......................................                  6,191                 5,610
       Hungary (Monor) ........................................                  3,530                 2,607
       Czech Republic..........................................                    926                 1,218
       Spain (Santander).......................................                    222                   123
       Spain (IPS) ............................................                  1,531                    --
       Romania ................................................                    187                    --
       Slovak Republic.........................................                     87                    --
       Portugal ...............................................                     66                    --
                                                                              --------               -------
          Total ...............................................                104,995                86,185
                                                                              --------               -------

     LATIN AMERICA
       Jundiai, Brazil ........................................                  1,827                   485
       Fortaleza, Brazil.......................................                  1,721                 1,065
       Mexico(8)...............................................                  2,273                 1,912
       Chile (VTRH)(2).........................................                 23,222                    --
       Peru (Cable Star).......................................                    248                   211
       Argentina (Bahia Blanca)................................                  6,312                    --
                                                                              --------               -------
          Total................................................                 35,603                 3,673
                                                                              --------               -------

     ASIA/PACIFIC
       Australia (Austar) .....................................                 13,544                 1,101
       New Zealand.............................................                     83                    53
       Tahiti..................................................                    915                   862
       Philippines.............................................                  1,573                   801
       Australia (XYZ).........................................                  3,263                 1,854
       Australia (United Wireless).............................                     24                     4
                                                                              --------               -------
          Total................................................                 19,402                 4,675
                                                                              --------               -------
          Grand Total..........................................               $160,000               $94,533
                                                                              ========               =======


                                                                                    Net Income (Loss)
                                                                         ----------------------------------------
                                                                                 Convenience Translation
                                                                         ----------------------------------------
                                                                         Three Months Ended    Three Months Ended
                                                                           March 31, 1997        March 31, 1996
                                                                         ------------------    ------------------
     EUROPE
       Belgium.................................................               $   (247)            $    (326)
       Eindhoven, the Netherlands..............................                   (391)                  (93)
       Amsterdam, the Netherlands..............................                 (2,573)               (2,007)
       Austria.................................................                    976                 1,015
       France..................................................                   (894)                   --
       Israel..................................................                  4,511                 2,467
       Ireland (Princes Holdings)..............................                   (763)               (1,302)
       Ireland (Tara) .........................................                 (1,454)                   --
       Malta ..................................................                   (449)                 (654)
       Norway..................................................                 (3,114)               (3,711)
       Hungary (Kabelkom)......................................                    939                 1,044
       Hungary (Monor) ........................................                 (2,769)               (1,196)
       Czech Republic..........................................                 (3,035)               (2,273)
       Spain (Santander).......................................                   (407)                 (356)
       Spain (IPS) ............................................                 (2,647)                   --
       Romania ................................................                     47                    --
       Slovak Republic.........................................                    (17)                   --
       Portugal................................................                 (1,081)                   --
                                                                              --------              --------
           Total...............................................                (13,368)               (7,392)
                                                                              --------              --------
     LATIN AMERICA
       Jundiai, Brazil.........................................                    267                  (315)
       Fortaleza, Brazil.......................................                   (240)                 (503)
       Mexico(8)...............................................                  1,120                  (615)
       Chile (VTRH)(2).........................................                 (6,016)                   --
       Peru (Cable Star).......................................                   (340)                  (40)
       Argentina (Bahia Blanca)................................                   (147)                   --
                                                                              --------              --------
           Total...............................................                 (5,356)               (1,473)
                                                                              --------              --------
     ASIA/PACIFIC
       Australia (Austar) .....................................                (19,767)               (6,561)
       New Zealand.............................................                 (1,549)                 (709)
       Tahiti..................................................                   (527)                 (917)
       Philippines.............................................                   (128)                  (58)
       Australia (XYZ).........................................                 (1,235)               (2,859)
       Australia (United Wireless).............................                 (1,000)                 (624)
                                                                              --------              --------
          Total................................................                (24,206)              (11,728)
                                                                              --------              --------

          Grand Total..........................................               $(42,930)             $(20,593)
                                                                              ========              ========


                                                                                       Adjusted EBITDA (3)
                                                                           -------------------------------------------
                                                                                     Convenience Translation
                                                                           -------------------------------------------
                                                                           Three Months Ended       Three Months Ended
                                                                             March 31, 1997           March 31, 1996
                                                                           ------------------       ------------------
    EUROPE
      Belgium..................................................                 $ 1,773                  $ 1,621
      Eindhoven, the Netherlands...............................                   1,663                    1,585
      Amsterdam, the Netherlands...............................                   5,721                    5,104
      Austria..................................................                  11,629                   11,108
      France...................................................                    (720)                      --
      Israel...................................................                  12,294                   10,004
      Ireland (Princes Holdings)...............................                   3,355                    2,664
      Ireland (Tara) ..........................................                  (1,407)                      --
      Malta ...................................................                   1,092                      475
      Norway...................................................                   4,930                    3,438
      Hungary (Kabelkom).......................................                   2,502                    2,585
      Hungary (Monor) .........................................                   2,037                    1,042
      Czech Republic...........................................                  (1,011)                  (1,359)
      Spain (Santander)........................................                    (139)                    (225)
      Spain (IPS) .............................................                  (1,766)                      --
      Romania .................................................                     110                       --
      Slovak Republic .........................................                      60                       --
      Portugal ................................................                    (872)                      --
                                                                                -------                  -------
         Total.................................................                  41,251                   38,042
                                                                                -------                  -------

    LATIN AMERICA
      Jundiai, Brazil .........................................                     727                     (146)
      Fortaleza, Brazil........................................                     393                     (320)
      Mexico(8)................................................                   1,516                      832
      Chile (VTRH)(2)..........................................                   1,521                       --
      Peru (Cable Star)........................................                    (182)                     110
      Argentina (Bahia Blanca).................................                   1,589                       --
                                                                                -------                  -------
         Total.................................................                   5,564                      476
                                                                                -------                  -------

    ASIA/PACIFIC
      Australia (Austar) ......................................                  (4,116)                  (4,541)
      New Zealand..............................................                  (1,205)                    (654)
      Tahiti...................................................                      59                     (232)
      Philippines..............................................                     502                      245
      Australia (XYZ)..........................................                  (1,238)                  (1,821)
      Australia (United Wireless)..............................                    (748)                    (443)
                                                                                -------                  -------
         Total.................................................                  (6,746)                  (7,446)
                                                                                -------                  -------

         Grand Total...........................................                 $40,069                  $31,072
                                                                                =======                  =======

                                                             27

                                                                               Long-term Debt
                                                                           -----------------------
                                                                           Convenience Translation
                                                                           ------------------------
                                                                                    As of
                                                                                March 31, 1997
                                                                           ------------------------
       EUROPE
         Belgium(1)............................................                  $    709
         Eindhoven, the Netherlands............................                    46,125
         Amsterdam, the Netherlands............................                   193,856
         Austria(1)............................................                     1,100
         France................................................                        --
         Israel................................................                     6,135
         Ireland (Princes Holdings)............................                    54,391
         Ireland (Tara) .......................................                        --
         Malta ................................................                    15,831
         Norway(4).............................................                    81,293
         Hungary (Kabelkom)....................................                        --
         Hungary (Monor) ......................................                    30,000
         Czech Republic........................................                        --
         Spain (Santander).....................................                         7
         Spain (IPS) ..........................................                     3,500
         Romania ..............................................                        --
         Slovak Republic.......................................                        --
         Portugal..............................................                        --
                                                                                 --------
            Total..............................................                   432,947
                                                                                 --------
       LATIN AMERICA
         Jundiai, Brazil ......................................                        97
         Fortaleza, Brazil.....................................                       792
         Mexico(8).............................................                       371
         Chile (VTRH)..........................................                     8,947
         Peru (Cable Star).....................................                        --
         Argentina (Bahia Blanca)..............................                        --
                                                                                 --------
            Total..............................................                    10,207
                                                                                 --------
       ASIA/PACIFIC
         Australia (Austar) ...................................                        --
         New Zealand(5)........................................                        --
         Tahiti(6).............................................                     1,118
         Philippines(7)........................................                        --
         Australia (XYZ)(9)....................................                        --
         Australia (United Wireless)(9)........................                        --
                                                                                 --------
            Total..............................................                     1,118
                                                                                 --------
            Grand Total........................................                  $444,272
                                                                                 ========

(1) In addition to the debt noted above, Austria and Belgium have intercompany loans, which eliminate upon consolidation, of BF3.9 billion ($111.2 million) subordinated convertible loan payable to Philips totaling NLG293.9 million ($155.7 million).
(2) The Company contributed its Chilean assets (Cablevision and STX) to its new joint venture VTRH effective September 1, 1996. Therefore, comparable information to the prior year is not available.
(3) Adjusted EBITDA represents net income (loss), as determined using generally accepted accounting principles which may differ from those used in the United States, plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principles measure of performance or liquidity as an indicator of an entity's operating performance.
(4) In addition to the debt noted above, Norkabel has $117.1 million of loans payable to UPC (including accrued interest).
(5) Saturn has loans payable to the Company totaling N$30 million ($20.9 million) at March 31, 1997.
(6) In addition to the debt noted above, Telefenua has loans payable to the Company of $11.6 million at March 31, 1997.
(7) The Philippine system has a convertible loan payable to the Company of P248.8 million ($9.4 million) at March 31, 1997.

(8) In 1997, Mexico became a hyper-inflationery economy, and the operating system began reporting its financial results in U.S. dollars. The financial results for 1996 were reported in Mexican pecos and converted using the March 31, 1997 rate for the convenience translation.
(9)  XYZ and United  Wireless show capital  contributions  as shareholder  loans which totaled A$58.5 million ($45.8 million) and A$4.3 million ($3.4 million) at March 31, 1997, respectively.



                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       27.1    Financial Data Schedule

(b)    Reports on Form 8-K filed during the quarter.

       None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UNITED INTERNATIONAL HOLDINGS, INC.



Date: July 15, 1997


       /S/ J. Timothy Bryan
By: --------------------------------------------------------------
       J. Timothy Bryan
       Chief Financial Officer
       (A Duly Authorized Officer and Principal Financial Officer)