Form 10-Q
period 1997-08-31
UNITED INTERNATIONAL HOLDINGS INC
filed 1997-10-15
CIK 887949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1997

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


     The number of shares outstanding of the Registrant's common stock as of October 10, 1997 was:

     Class A Common Stock -- 26,355,377 shares
     Class B Common Stock -- 12,863,323 shares

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
                                              ------------------------------

Item 1 - Financial Statements
------

     Condensed Consolidated Balance Sheets as of August 31, 1997 and February 28, 1997 (Unaudited)........            2

     Condensed Consolidated Statements of Operations For the Three and Six Months Ended August 31,
         1997 and 1996 (Unaudited)........................................................................            3

     Condensed Consolidated Statement of Stockholders' (Deficit) Equity For the Six Months Ended
         August 31, 1997 (Unaudited)......................................................................            4

     Condensed Consolidated Statements of Cash Flows For the Six Months Ended August 31, 1997
         and 1996 (Unaudited) ............................................................................            5

     Notes to Condensed Consolidated Financial Statements (Unaudited).....................................            6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations............           12
------


                                                PART II - OTHER INFORMATION
                                                ---------------------------

Item 1 - Legal Proceedings................................................................................           30
------

Item 5 - Other Information................................................................................           21
------

Item 6 - Exhibits and Reports on Form 8-K.................................................................           30
------

                                           UNITED INTERNATIONAL HOLDINGS, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Stated in thousands, except share and per share amounts)
                                                       (Unaudited)

                                                                                            August 31,       February 28,
                                                                                               1997             1997
                                                                                            ----------       -----------
ASSETS
Current assets
   Cash and cash equivalents............................................................     $ 63,975          $ 68,784
   Restricted cash and short-term investments...........................................       10,520             1,600
   Short-term investments...............................................................       38,044            70,359
   Management fee receivables from related parties......................................        1,977             1,616
   Subscriber receivables, net..........................................................        5,014             2,939
   Notes receivable.....................................................................        8,275             8,175
   Costs to be reimbursed by affiliated companies, net..................................       10,786             4,884
   Other current assets, net, including $3,604 and $2,931 of related party
     receivables, respectively..........................................................       19,232            17,830
                                                                                             --------          --------
       Total current assets.............................................................      157,823           176,187
Investments in and advances to affiliated companies, accounted for under
  the equity method, net................................................................      301,858           253,108
Other investments in affiliated companies, including marketable equity securities.......        3,248             4,293
Property, plant and equipment, net of accumulated depreciation of $56,062 and $29,378,
  respectively..........................................................................      214,345           219,342
Goodwill, net of accumulated amortization of $10,707 and $4,602, respectively ..........      118,650           122,249
Acquisition, transaction and development costs, net.....................................        2,257             6,249
Other non-current assets, net...........................................................       35,252            38,508
                                                                                             --------          --------
       Total assets.....................................................................     $833,433          $819,936
                                                                                             ========          ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
   Accounts payable.....................................................................     $ 23,787          $ 23,173
   Construction payables................................................................        8,978            38,331
   Accrued liabilities, including $1,833 and $620 of related party
     payables, respectively.............................................................       10,858            12,571
   Purchase money notes payable to sellers, current.....................................       24,021             5,722
   Accrued funding obligations, current.................................................        3,613             3,309
   Note payable.........................................................................      110,000                --
   Current portion of long-term debt....................................................        4,705             4,965
   Other current liabilities............................................................        3,408               875
                                                                                             --------          --------
       Total current liabilities........................................................      189,370            88,946
Purchase money notes payable to sellers.................................................       11,806            12,966
Senior secured notes and other debt.....................................................      753,637           671,328
                                                                                             --------          --------
       Total liabilities................................................................      954,813           773,240
                                                                                             --------          --------

Minority interest in subsidiaries.......................................................           69               307
                                                                                             --------          --------
Preferred stock, $0.01 par value, 3,000,000 shares authorized, 170,513 and 170,513 shares of Convertible Preferred Stock, Series A issued and outstanding,
   respectively, stated at liquidation value............................................       31,922            31,293
                                                                                             --------          --------
Stockholders' (Deficit) Equity:
   Class A Common Stock, $0.01 par value, 60,000,000 shares authorized, 26,349,067 and
     26,097,263 shares issued and outstanding, respectively.............................          263               261
   Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 12,863,323 and
     12,971,775 shares issued and outstanding, respectively.............................          129               129
   Additional paid-in capital...........................................................      341,224           340,753
   Deferred compensation................................................................         (215)             (624)
   Unrealized loss on investments in marketable equity securities.......................       (4,122)           (6,069)
   Cumulative translation adjustments...................................................      (26,985)          (15,801)
   Accumulated deficit..................................................................     (463,665)         (303,553)
                                                                                             --------          --------
       Total stockholders' (deficit) equity.............................................     (153,371)           15,096
                                                                                             --------          --------
       Total liabilities and stockholders' (deficit) equity.............................     $833,433          $819,936
                                                                                             ========          ========



            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            2

                                           UNITED INTERNATIONAL HOLDINGS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Stated in thousands, except share and per share amounts)
                                                       (Unaudited)

                                                                           For the Three                   For the Six
                                                                           Months Ended                    Months Ended
                                                                            August 31,                      August 31,
                                                                       --------------------            ---------------------
                                                                         1997        1996                 1997        1996
                                                                       --------     -------            ---------    --------
Service and other revenue ..........................................   $ 23,277    $  4,255            $  44,359    $  6,427
Management fee income from related parties .........................        457         313                  738         630
                                                                       --------    --------            ---------    --------
       Total revenue ...............................................     23,734       4,568               45,097       7,057

System operating expense ...........................................    (15,107)     (3,765)             (27,896)     (7,309)
System selling, general and administrative expense .................    (15,408)     (7,032)             (28,726)    (10,775)
Corporate general and administrative expense .......................     (5,384)     (4,576)             (11,112)     (8,742)
Depreciation and amortization ......................................    (19,293)     (5,734)             (38,751)     (8,631)
                                                                       --------    --------            ---------    --------
     Net operating loss ............................................    (31,458)    (16,539)             (61,388)    (28,400)

Equity in losses of affiliated companies, net ......................    (18,225)     (9,539)             (37,542)    (21,741)
Interest income ....................................................      1,693       3,594                3,451       5,715
Interest expense ...................................................    (31,287)    (18,177)             (57,142)    (31,894)
Interest income (expense), related parties, net ....................        533        (407)                 673        (119)
Provision for losses on investment related costs ...................     (2,018)       (472)              (6,454)       (824)
Gain on sale of investment in affiliated company ...................         --      65,260                   --      65,260
Other (expense) income, net ........................................       (328)        725               (1,948)        404
                                                                       --------    --------            ---------    --------
     Net (loss) income before minority interest ....................    (81,090)     24,445             (160,350)    (11,599)

Minority interest in subsidiaries ..................................          7       1,025                  238       1,751
                                                                       --------    --------            ---------    --------
     Net (loss) income .............................................   $(81,083)   $ 25,470            $(160,112)   $ (9,848)
                                                                       ========    ========            =========    ========

Net (loss) income per common share .................................   $  (2.07)   $   0.65            $   (4.09)   $  (0.25)
                                                                       ========    ========            =========    ========

Weighted-average number of common shares outstanding ............... 39,208,962  39,022,756           39,191,640  39,015,668
                                                                     ==========  ==========           ==========  ==========




            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            3

                                           UNITED INTERNATIONAL HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                                       (Stated in thousands, except share amounts)
                                                       (Unaudited)


                            Class A             Class B
                          Common Stock        Common Stock    Additional               Unrealized  Cumulative
                         ---------------    ----------------   Paid-In     Deferred     Loss on    Translation Accumulated
                         Shares   Amount    Shares    Amount   Capital   Compensation Investments  Adjustments   Deficit     Total
                         ------   ------    ------   -------  ---------- ------------ -----------  ----------- ----------- ---------
Balances,
 February 28, 1997.....26,097,263  $261   12,971,775   $129    $340,753     $(624)      $(6,069)    $(15,801)  $(303,553) $  15,096

Issuance of Class A
  Common Stock in
  connection with
  the Company's
  Stock Option Plan....   128,956     2           --     --         641        --            --           --          --        643
Issuance of Class A
Common Stock in
  connection with
  the Company's
  401(k) Plan..........    14,396    --           --     --         196        --            --           --          --        196
Exchange of Class B
  Common Stock
  for Class A
  Common Stock.........   108,452    --     (108,452)    --          --        --            --           --         --          --
Accretion of dividends
  on convertible
  preferred stock......        --    --           --     --        (629)       --            --           --          --       (629)
Change in cumulative
  translation
  adjustments..........        --    --           --     --          --        --            --      (11,184)         --    (11,184)
Compensation
  expense related
  to the extension
  of stock option
  exercise period......        --    --           --     --         263        --            --           --          --        263
Amortization of
  deferred
  compensation.........        --    --           --     --          --       409            --           --          --        409
Change in unrealized
  loss on investments..        --    --           --     --          --        --         1,947           --          --      1,947
Net loss...............        --    --           --     --          --        --            --           --    (160,112)  (160,112)
                       ----------  ----   ----------   ----     -------     -----       -------     --------   ---------  ---------
Balances,
 August 31, 1997.......26,349,067  $263   12,863,323   $129    $341,224     $(215)      $(4,122)    $(26,985)  $(463,665) $(153,371)
                       ==========  ====   ==========   ====    ========     =====       =======     ========   =========  =========






















            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            4

                                           UNITED INTERNATIONAL HOLDINGS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Stated in thousands)
                                                       (Unaudited)
                                                                                                           For the Six Months Ended
                                                                                                                  August 31,
                                                                                                           -------------------------
                                                                                                            1997             1996
                                                                                                           ------           ------
Cash flows from operating activities:
Net loss..........................................................................................       $(160,112)       $  (9,848)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of affiliated companies, net..................................................          37,620           21,723
   Gain on sale of investment in affiliated company...............................................              --          (65,260)
   Minority interest share of losses..............................................................            (238)          (1,751)
   Depreciation and amortization..................................................................          38,751            8,631
   Amortization of deferred compensation..........................................................             409              426
   Accretion of interest on senior notes and amortization of offering costs.......................          51,099           31,356
   Issuance of common stock in connection with the Company's 401(k) Plan..........................             196              163
   Compensation expense recognized due to extension of stock option exercise period...............             263               --
   Provision for losses on investment related costs...............................................           6,454              824
   Increase in management fee receivables, net....................................................            (201)            (301)
   Decrease (increase) in other assets............................................................             620           (8,839)
   Increase (decrease) in accounts payable, accrued liabilities and other.........................           5,909             (949)
                                                                                                         ---------        ---------
Net cash flows used in operating activities.......................................................         (19,230)         (23,825)
                                                                                                         ---------        ---------
Cash flows from investing activities:
Purchase of short-term investments................................................................         (47,433)        (179,639)
Proceeds from sale of short-term investments......................................................          79,748           77,540
Restricted cash (deposited) released..............................................................          (8,920)           4,073
Advances to affiliated companies and other investments............................................         (13,303)         (30,371)
Proceeds from sale of investments in affiliated companies.........................................              --           43,098
Purchase of interests in affiliated companies.....................................................         (26,570)         (23,292)
(Increase) decrease in costs to be reimbursed by affiliated companies, net........................          (5,048)           3,005
Increase in notes receivable......................................................................            (761)          (1,764)
Repayments on notes receivable....................................................................           4,593           10,264
Reimbursement of advance to related party.........................................................              --              307
Acquisition, transaction and development costs incurred...........................................          (3,002)          (2,822)
Proceeds from sale of property, plant and equipment...............................................           5,332               --
Purchase of property, plant and equipment.........................................................         (47,098)         (54,289)
(Decrease) increase in construction payables......................................................         (28,163)           6,521
                                                                                                         ---------        ---------
Net cash flows used in investing activities.......................................................         (90,625)        (147,369)
                                                                                                         ---------        ---------
Cash flows from financing activities:
Issuance of common stock in connection with the Company's Stock Option Plan.......................             641               65
Proceeds from offering of senior notes............................................................              --          225,115
Deferred debt offering costs......................................................................          (7,045)          (9,515)
Payment of sellers notes..........................................................................         (34,922)              --
Borrowing of other debt ..........................................................................         149,286            8,902
Repayment of other debt...........................................................................          (2,963)         (13,684)
Payment of warrants tendered to the Company.......................................................              --           (2,156)
                                                                                                         ---------        ---------
Net cash flows provided by financing activities...................................................         104,997          208,727
                                                                                                         ---------        ---------
Effect of exchange rates on cash..................................................................              49              855
                                                                                                         ---------        ---------
(Decrease) increase in cash and cash equivalents..................................................          (4,809)          38,388
Cash and cash equivalents, beginning of period....................................................          68,784          112,218
                                                                                                         ---------        ---------
Cash and cash equivalents, end of period..........................................................       $  63,975        $ 150,606
                                                                                                         =========        =========
Non-cash investing and financing activities:
   Purchase money notes payable to sellers........................................................       $  52,061        $      --
                                                                                                         =========        =========
   Note issued upon sale of investment in affiliated company......................................       $   6,500        $  35,000
                                                                                                         =========        =========
   Conversion of note receivable to equity........................................................       $   1,909        $      --
                                                                                                         =========        =========
   Cash paid for interest.........................................................................       $   2,170        $     553
                                                                                                         =========        =========
   Cash received for interest.....................................................................       $   4,070        $   5,357
                                                                                                         =========        =========
   Assets acquired with capital leases............................................................       $     --         $   1,707
                                                                                                         =========        =========

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                       UNITED INTERNATIONAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 1997
                     (Monetary amounts stated in thousands)
                                   (Unaudited)

1.   ORGANIZATION AND BACKGROUND

     United International Holdings, Inc. (together with its majority-owned subsidiaries, the "Company" or "UIH") was formed as a Delaware corporation in May 1989 for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations. The following chart presents a summary of the Company's significant investments in multi-channel television, programming and telephony operations as of August 31, 1997.

**********************  ************************************************************************************************************
* Philips Media B.V. *  *                                                                                                          *
*    ("Philips")     *  *                                                   UIH                                                    *
*                    *  *                                                                                                          *
**********************  ************************************************************************************************************
         *                                                *
         *                                                *
         *                 *******************************************************************
         * 50%             * 50%                                                             *  100%
*******************************  ***************************************************************************************************
*     United and Philips      *  *                           United International Properties, Inc.                                 *
*Communications B.V.("UPC")(1)*  *                                         ("UIPI")                                                *
*******************************  ***************************************************************************************************
                 *                                                        *
                 *                                                        *
                 *                                 **********************************************************************
                 *                                 *                                          *                         *
                 *                            98%  *                                          * 100%                    *
                 *              ***************************************            ************************* ***********************
****************************    *UIH Asia/Pacific Communications, Inc.*            *UIH Latin America, Inc.* *        Other        *
*         Europe           *    *               ("UAP")               *            *-----------------------* *        -----        *
*         ------           *    ***************************************            *      ("UIH LA")       * *Tara Television      *
*Radio Public              *                       *                               *                       * * (Ireland)     100.0%*
* (Belgium)          100.0%*                       *                               *Comodoro/Trelew        * *Monor                *
*Kabel Net                 *           ****************************                * (Argentina)(5)  100.0%* * Communications      *
* (Czech Republic)   100.0 *           *  100%                    *                *TV Cable SRL           * * (Hungary)      48.6 *
*KTE (Eindhoven, The       * ***************************** *********************** * (Peru)          100.0 * *Iberian              *
* Netherlands)       100.0 * *UIH Australia/Pacific, Inc.* *HITV (China)    49.0%* *Bahia Blanca      80.0-* * Programming         *
*Norkabel                  * *---------------------------* *SCS                  * * (Argentina)(5)  100.0 * * Services            *
* (Norway)           100.0 * *       ("UIH A/P")         * * Philippines(4) 40.0 * *Cable Star (Peru) 94.0 * * ("IPS")(Spain) 33.8 *
*Intercabo                 * *                           * *********************** *Santa Fe               * *Teleport             *
* (Portugal)         100.0 * *Austar (Australia)   100.0%*                         * (Argentina)           * * (Russia)       30.0 *
*Marne la Vallee           * *United Wireless            *                         * (5)(6)           69.0 * ***********************
* (France)            99.5 * * (Australia)         100.0 *                         *United Family          *
*Telekable Group           * *Telefenua (Tahiti)(2) 90.0 *                         * Communications        *
* (Austria)           95.0 * *Saturn (New                *                         * (Latin America        *
*Multi Canal               * * Zealand)(3)          65.0 *                         * Programming)     50.0 *
* (Romania)           90.0 * *XYZ (Australia)       25.0 *                         *Megapo (Mexico)   49.0 *
*Tranavatel SRO            * *****************************                         *Jundiai TV             *
* (Slovak Republic)   75.0 *                                                       * (Brazil)         46.3 *
*Janco (Norway)       70.2 *                                                       *TV Show Brasil         *
*Control Cable             *                                                       * ("TVSB")              *
* (Romania)           51.0 *                                                       * (Fortaleza,           *
*A2000 (Amsterdam,         *                                                       * Brazil)          40.0 *
* The Netherlands)    50.0 *                                                       *VTR Hipercable         *
*Kabelkom (Hungary)   50.0 *                                                       * ("VTRH) (Chile)  34.0 *
*Melita Cable (Malta) 50.0 *                                                       *************************
*Citecable (France)   30.0 *
*Santander (Spain)    25.0 *
*Tevel (Israel)       23.3 *
*Princes Holdings          *
* ("PHL")(Ireland)    20.0 *
****************************

(1) In October 1997, the Company and Philips signed a definitive agreement pursuant to which the Company and/or UPC will acquire Philips' 50% interest in UPC, less the ratable dilution caused by UPC's incentive option plan.
(2) UIH A/P owns an effective 90% economic interest in the Tahiti project. UIH A/P's economic interest will decrease to 75% and 64% once UIH A/P has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.

                       UNITED INTERNATIONAL HOLDINGS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) In July 1997, SaskTel Holdings (New Zealand), Inc. ("SaskTel") purchased a 35% equity interest in Saturn by investing approximately New Zealand $("NZ$")30,000 (US$20,000) directly into Saturn for newly issued shares.
(4) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40% equity ownership interest in the Philippines operating company.
(5) In September 1997, the Company signed a definitive agreement with Supercanal Holding S.A. ("Supercanal") to sell all of the Company's assets in Argentina, including its options to acquire additional properties, for approximately $225,000 (subject to change with post-closing adjustments), resulting in a gain of approximately $90,000. This transaction is expected to close during the third quarter of fiscal 1998.
(6) On July 15, 1997, the Company increased its interest in Santa Fe from 31% to 69%.

     In July 1995, the Company and Philips Electronics B.V. contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. The Company and Philips each own a 50% economic and voting interest in UPC and will continue to have equal board representation so long as their share ownership is equal. In October 1997, the Company and Philips entered into a definitive agreement whereby the Company and/or UPC agreed to acquire from Philips their 50% equity interest in UPC along with 3.17 million shares of the Company's Class A Common Stock currently held by Philips (the "Philips Transaction"). The purchase price for the acquisition of these two assets is $275,000. In addition, UPC, as part of the Philips Transaction, agreed to redeem certain debt securities owed to Philips in the approximate amount of $155,000, and issue to Philips a UPC stock appreciation right. Closing of the Philips Transaction is expected to occur by late 1997.

     In October 1997, UPC entered into a Dutch guilder ("NLG") 1,100,000 (approximately US$550,000) reducing revolving credit facility with a group of commercial banks. Proceeds from the facility will provide a substantial portion of the funds needed to consummate the Philips Transaction. In addition, UPC has signed an underwritten commitment letter for a NLG258,000 (approximately US$129,000) bridge loan, the proceeds of which will also be used to fund the Philips Transaction. The balance of funding for the Philips Transaction will be derived either from an investment by UIH of approximately $155,000 or from the issuance by UPC of $162,000 of PIK Preferred Stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where it exercises majority control and owns a majority economic interest, except when the Company has temporary majority control. For the three and six months ended August 31, 1996, the Company accounted for its investments in Cablevision S.A. ("Cablevision") and Red de Television y Servicios por Cable S.A. ("STX") under the equity method, due to an expected joint venture in Chile with VTR S.A. ("VTR") wherein UIH LA subsequently contributed these interests to VTRH in September 1996. For the three and six months ended August 31, 1997, the Company accounted for its investments in Comodoro and Trelew, Argentina under the equity method, due to an expected joint venture in Argentina. This joint venture was subsequently abandoned due to the pending sale of these interests which agreement was entered into in September 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. All affiliated companies have calendar year-ends compared to the Company which has a fiscal year-end of February 28 (February 29 in leap years). The Company records its share of equity in income (losses) of affiliated companies or consolidates the affiliated companies based on the affiliated companies' calendar year-end results.

       In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of August 31, 1997, and the results of its operations for the three and six months ended August 31, 1997 and 1996. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended February 28, 1997.

                       UNITED INTERNATIONAL HOLDINGS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

     Investments in and advances to affiliated companies are as follows:

                                                                 As of August 31, 1997
                               --------------------------------------------------------------------------------------
                                  Investments in         Cumulative Equity     Cumulative
                                  and Advances to      in Income (Losses) of  Translation      Valuation
                               Affiliated Companies    Affiliated Companies   Adjustments      Allowance       Total
                               --------------------    ---------------------  -----------     ----------     --------
EUROPE
------
UPC............................      $150,442               $ (65,388)         $(18,403)      $    --       $ 66,651
Monor Communications...........        27,690                 (10,633)           (5,629)           --         11,428
IPS............................        12,824                  (6,418)               --            --          6,406

LATIN AMERICA
-------------
VTRH...........................        86,596                  (5,930)             (880)           --         79,786
Santa Fe.......................        51,366                    (956)               --            --         50,410
Megapo.........................        32,491                    (951)           (1,459)           --         30,081
Comodoro/Trelew................        28,323                     (55)               --            --         28,268
TVSB...........................         7,038                  (3,147)               --            --          3,891
Jundiai TV.....................         5,847                  (1,105)               --            --          4,742
United Family Communications...         5,211                  (1,651)               --            --          3,560
Other..........................           200                      --                --            --            200

ASIA/PACIFIC
------------
XYZ............................        17,645(1)              (17,755)              110            --             --
SCS............................        10,670                    (418)              129            --         10,381
HITV...........................         6,073                     (19)               --            --          6,054

Other
-----
Teleport.......................         3,119                  (1,051)               --        (2,068)            --
                                     --------               ---------          --------       -------       --------
                                     $445,535               $(115,477)         $(26,132)      $(2,068)      $301,858
                                     ========               =========          ========       =======       ========

                                                                As of February 28, 1997
                               --------------------------------------------------------------------------------------
                                  Investments in         Cumulative Equity     Cumulative
                                  and Advances to      in Income (Losses) of  Translation      Valuation
                               Affiliated Companies    Affiliated Companies   Adjustments      Allowance       Total
                               --------------------    ---------------------  -----------     ----------     --------
EUROPE
------
UPC............................      $150,442               $(40,224)           $(11,044)     $    --       $ 99,174
Monor Communications...........        27,182                 (8,221)             (4,575)          --         14,386
IPS............................        11,187                 (4,734)                 --           --          6,453

LATIN AMERICA
-------------
VTRH...........................        82,010                 (2,122)             (1,502)          --         78,386
Megapo.........................        32,491                   (727)             (1,420)          --         30,344
TVSB...........................         6,132                 (2,860)                 --           --          3,272
Jundiai TV.....................         4,984                 (1,214)                 --           --          3,770
United Family Communications...         1,739                    (10)                 --           --          1,729

ASIA/PACIFIC
------------
XYZ............................        16,202(1)             (16,312)                110           --             --
SCS............................         9,748                   (366)                155           --          9,537
HITV...........................         6,073                    (16)                 --           --          6,057

OTHER
-----
Teleport.......................         3,119                 (1,051)                 --       (2,068)            --
                                     --------               --------            --------      -------       --------
                                     $351,309               $(77,857)           $(18,276)     $(2,068)      $253,108
                                     ========               ========            ========      =======       ========

(1) Includes an accrued funding obligation of $1,574 and $1,270 at August 31, 1997 and February 28, 1997, respectively. The Company does not have a contractual funding obligation to XYZ; however, the Company would face significant and punitive dilution if it did not make the scheduled fundings.

                       UNITED INTERNATIONAL HOLDINGS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment is stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. All subscriber equipment and capitalized installation labor is depreciated over three years. Upon disconnection of a multi-point microwave distribution system ("MMDS") subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor is written off. Depreciation expense is computed using the straight-line method over the estimated useful lives shown below. Detail of property, plant and equipment is as follows:

                                                                     As of          As of
                                                                  August 31,     February 28,      Average
                                                                     1997           1997            Life
                                                                  ----------     ------------      -------
       Subscriber premises equipment and converters.......         $143,663        $126,007            3
       MMDS distribution facilities.......................           58,423          57,074         5-10
       Cable distribution networks........................           24,763          22,795         5-10
       Furniture and fixtures.............................            3,337           3,418         5-10
       Leasehold improvements.............................            4,765           3,593         6-10
       Other..............................................           35,456          35,833          3-5
                                                                   ---------       --------
                                                                    270,407         248,720
           Accumulated depreciation.......................          (56,062)        (29,378)
                                                                   --------        --------
           Net property, plant and equipment..............         $214,345        $219,342
                                                                   ========        ========

     Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

FOREIGN OPERATIONS

       The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in United States dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' (deficit) equity.

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

NEW ACCOUNTING PRINCIPLE

       The Financial Accounting Standards Board recently issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted by affected companies for fiscal years ending after December 15, 1997; early adoption is not permitted. SFAS 128 revises the standards for the computation of earnings per share and the related disclosure requirements. The Company does not believe that the provisions of SFAS 128 will have a material effect on the Company's reported earnings per share.

                       UNITED INTERNATIONAL HOLDINGS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.   ACQUISITIONS AND DISPOSITIONS

     In May 1997, the Company entered into an agreement with SuperCable CA, the largest cable operator in Venezuela, to sell the Company's cable television assets in Venezuela for $10,500. The transaction is expected to close in the third quarter of fiscal 1998. The Company has received $4,000 in proceeds from the sale and will receive the remaining amount either in 18 monthly installments or as a lump sum, at the option of the buyer.

     In July 1997, SaskTel purchased a 35% equity interest in Saturn by investing approximately NZ$30,000 (US$20,000) directly into Saturn for newly issued shares. The Company believes that SaskTel, a division of Saskatchewan Telecommunications Holdings Corporation of Saskatchewan, Canada, will contribute telephony expertise to Saturn in providing cable/telephony service in the Wellington, New Zealand area. The proceeds from the sale are expected to provide a portion of the capital necessary for completion of the scheduled build-out of the project, and SaskTel's 35% equity interest will reduce the Company's proportionate share of future fundings.

4.   NOTE PAYABLE

     On April 24, 1997, UIH LA entered into a credit agreement with a bank for a loan of up to $125,000 for a term of nine months, extendible up to a maximum of 18 months at an interest rate of LIBOR plus 6%. As of August 31, 1997, UIH LA had borrowed $110,000 under this credit agreement of which 8% of the outstanding loan balance must remain as restricted cash. Proceeds from the loan have been used to fund acquisitions and provide for capital expenditures for existing properties. The loan is extendible up to 18 months with (i) an increase in the interest rate of 50 basis points for each three months it is extended beyond the initial nine month term, (ii) cash fees of 1% to 3% each three months if it is extended beyond nine months and (iii) warrants to purchase common stock equal to 0.5% of UIH LA's outstanding common stock if it is extended beyond nine months, another 2% of UIH LA's outstanding common stock and 2.75% of UIH's outstanding common stock if it is extended beyond 12 months and another 3% of UIH's outstanding common stock if it is extended beyond 15 months. In lieu of the extension fees and warrants, UIH may, at its option, inject an additional $50,000 of equity into UIH LA to be used to repay the outstanding loan. The warrants to purchase UIH common stock have an exercise price equal to the lower of the fair market value at the closing date or at the grant date. The note payable is secured by all of UIH LA's capital stock and substantially all of its assets. The Company expects to use the proceeds from the sale of the Argentine properties (see Note 6) to repay this note payable.

5.   SENIOR SECURED NOTES AND OTHER DEBT

     Debt consists of the following:

                                                                                       As of             As of
                                                                                    August 31,       February 28,
                                                                                       1997              1997
                                                                                   -----------       ------------
November 1994 14% senior secured discount notes, net of unamortized discount....     $285,154          $264,985
November 1995 14% senior secured discount notes, net of unamortized discount....       96,473            90,161
February 1996 14% senior secured discount notes, net of unamortized discount....       58,470            55,193
May 1996 14.75% UIH A/P senior discount notes, net of unamortized discount......      262,587           245,182
Austar interim financing facility, including accrued interest of $521 and $0,
  respectively..................................................................       38,212                --
Note payable to a company, interest at 1.5% above the rate published by a certain Chilean bank, principal and interest due quarterly until June 1998,
  secured by shares of STX......................................................        3,772             5,447
Capitalized lease obligations...................................................        3,978             4,959
Mortgage note, interest at 7.885%, 7 year term..................................        1,025             1,252
Other...........................................................................        8,671             9,114
                                                                                     --------          --------
                                                                                      758,342           676,293
     Less current portion.......................................................       (4,705)           (4,965)
                                                                                     --------          --------
     Total senior secured notes and other debt..................................     $753,637          $671,328
                                                                                     ========          ========

                       UNITED INTERNATIONAL HOLDINGS, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The $285,154 of 14% senior secured notes were issued in November 1994 at a discount from their principal amount of $394,000 and accrete interest at a rate of 15.24% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $96,473 of 14% senior secured notes were issued in November 1995 at a discount from their principal amount of $130,000 and accrete interest at a rate of 14% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $58,470 of 14% senior secured notes were issued in February 1996 at a discount from their principal amount of $75,350 and accrete interest at a rate of 11.875% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $262,587 of 14% UIH A/P senior notes were issued in May 1996 at a discount from their principal amount of $443,000. Effective May 16, 1997, the interest rate increased from 14% to 14.75% compounded semi-annually. Due to this increase in the interest rate, the UIH A/P senior notes will accrete to a principal amount of $455,574 if an equity sale as discussed below is not completed by November 16, 1997. The additional 0.75% interest will accrete until such time as UIH A/P effects an equity sale resulting in $70,000 of additional equity; if this is not consummated, the then holders of the 14% UIH A/P senior notes will be entitled to receive warrants to purchase 3.4% of the common stock of UIH A/P, assuming the aggregate fair market value of UIH A/P's equity is $150,000, or, in certain circumstances, of UIH A/P's immediate parent. Cash interest will not be paid prior to May 15, 2001. Thereafter, cash interest will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The senior notes mature on May 15, 2006.

     In July 1997, Austar secured a financing facility from a bank for a senior syndicated term debt facility in the amount of Australian $("A$")200,000 (US$155,000) (the "Austar Bank Facility"). The proceeds of the Austar Bank Facility will be used to fund Austar's construction and subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility; (ii) A$60,000 cash advance facility available upon the contribution of additional equity on a 2:1 debt-to-equity basis; and (iii) A$90,000 term loan facility, which will be available on the basis of Austar having achieved minimum subscriber and operating cash flow levels. The maximum amount of equity required in (ii) above would be A$30,000, approximately A$15,500 of which has already been contributed through August 31, 1997 and the remainder of which is expected to be contributed by a third party equity provider, UAP or the Company. The cash advance and term loan facilities are fully repayable pursuant to an amortization schedule beginning December 31, 2001 and ending June 30, 2004. As of June 30, 1997, Austar had drawn A$50,000 (US$38,212) on an interim financing facility, which was subsequently repaid from the proceeds of the Austar Bank Facility.

6.   SUBSEQUENT EVENTS

     In September 1997, the Company signed a definitive stock purchase and sale agreement with Supercanal to sell all of the Company's assets in Argentina, including its options to acquire additional properties, for approximately $225,000, resulting in a gain of approximately $90,000. This transaction is expected to close during the third quarter of fiscal 1998. The Company received $5,000 upon signing the agreement and will receive the remaining sale price at closing except for $12,500, of which $7,500 will be received 60 days after closing and the final $5,000 will be received 18 months after closing. The sale price may be adjusted upon verification of the total number of subscribers and the liabilities existing at closing.

     In September 1997, UIH A/P issued an additional $45,000 aggregate principal amount of its 14% senior discount notes due 2006. Gross proceeds from the sale of these notes totaled approximately $29,900.

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

     During the six months ended August 31, 1997, the Company incurred a net loss of $160,112 of which $37,620 was from non-cash equity in losses of affiliated companies. The Company also recorded accretion of non-cash interest expense on its senior notes and amortization of debt offering costs totaling $51,099. Provision for losses on investment related costs totaled $6,454 due primarily to a reduction of the Company's cost investment in International Broadcasting Corporation to fair market value as well as write-offs of various acquisition, transaction and development costs primarily in the Asia/Pacific region. The Company purchased short-term investments of $47,433 and sold short-term investments of $79,748 as part of its cash management activities. The Company invested $13,303 of cash in its affiliated companies and other investments as a result of its projected fundings. Purchases of interests in affiliated companies totaled $26,570, representing interests acquired in Comodoro, Trelew and Santa Fe, Argentina. The Company received $4,593 from VenInfotel L.L.C. as payment on its note, as well as $5,332 in cash proceeds from the sale of property, plant and equipment and its Venezuelan assets. Purchases of property, plant and equipment totaled $47,098 with construction payables decreasing by $28,163, both primarily as a result of Austar construction activity. Debt offering costs related to Asia/Pacific debt and equity financings and the UIH LA credit agreement totaled $7,045 during the period, with borrowings of $110,000 under the UIH LA credit agreement and $39,286 on the Austar interim financing facility. The Company also paid down
$34,922 on its purchase money notes for Comodoro, Santa Fe and Bahia Blanca during the period.

     During the six months ended August 31, 1996, the Company incurred a net loss of $9,848 of which $21,723 was from non-cash equity in losses of affiliated companies. The Company also recorded accretion of non-cash interest expense on the senior notes and amortization of debt offering costs totaling $31,356. The Company recognized a gain on sale of an affiliated company of $65,260 for the sale of Net Sao Paulo and received proceeds from the sale of $78,098, which was satisfied with $43,098 in cash and a $35,000 note receivable. For the six months ended August 31, 1996, the Company purchased $54,289 of property, plant and equipment, the majority of which was purchased by the Company's majority-owned subsidiaries in Australia and Tahiti, as those entities continued to construct their systems. The Company also experienced a related increase in construction payables of $6,521 during the period. The Company incurred $2,822 of acquisition, transaction and development costs, primarily with respect to its Latin America and Asia/Pacific regions. The Company invested $30,371 of cash in its affiliated companies and other investments as a result of its projected fundings. The Company also purchased an additional 35% equity interest in STX for cash of $23,292 and a note payable of $7,263. The Company purchased short-term investments of $179,639 and sold short-term investments of $77,540 as part of its cash management activities. The Company also paid $2,156 for warrants tendered to the Company. UIH A/P received proceeds from the sale of its senior notes of $225,115 and incurred offering costs of $9,515. The Company borrowed additional debt of $1,639 and repaid two loans totaling $13,684.

     As of August 31, 1997, the Company had executed guarantees of certain facilities totaling approximately $12,000. The Company has estimated future fundings and capital commitments by region, as described in the following paragraphs. Each such description contains the Company's current plans with respect to financing such commitments. While the Company currently anticipates funding the projects summarized below, there can be no assurance that the Company's actual expenditures will equal the currently anticipated amounts.

     The following table summarizes the Company's remaining projected funding requirements for its European projects. The Company plans on funding its remaining commitments in Europe through existing cash.

                                                                                         Projected Fundings
                                                                       ---------------------------------------------------
                                                                          Total             Portion           Remaining
                                                                        Expected         Funded as of           as of
Operating System                    Type of Project                     Fundings        August 31, 1997    August 31, 1997
----------------                    ---------------                    ----------       ---------------    ---------------
UPC                                 Cable systems                       $171,059           $171,059            $   --
Monor Communications                Telephony/cable systems               26,580             26,580                --
IPS                                 Programming                           12,558             12,361               197
Tara Television                     Programming                           10,142              5,586             4,556
                                                                        --------           --------            ------
                                                                        $220,339           $215,586            $4,753
                                                                        ========           ========            ======

     The Company currently does not expect to contribute additional capital to UPC for its on-going operating or development requirements, as UPC will finance its operating systems and development opportunities with its operating cash flow and cash on hand, as well as possible equity and debt financings. At this time, the Company does not know which acquisition or other development projects UPC will pursue and is unable to estimate the amount of funds that will be necessary for UPC to develop the projects it chooses to pursue. The Company may, however, invest up to $155,000 in UPC as part of the Philips Transaction (see Note 1). The Company will use the proceeds form the sale of its Argentine properties (see
Note 6) plus existing cash on hand to fund such an investment.

     In addition, the Company had total expected fundings of $4,741 related to Teleport. As of August 31, 1997, the Company had remaining projected fundings of $2,000, representing the Company's guarantee of affiliate debt.

     The following table summarizes UIH LA's remaining projected funding requirements for its projects:

                                                                                         Projected Fundings
                                                                       ---------------------------------------------------
                                                                          Total             Portion           Remaining
                                                                        Expected         Funded as of           as of
Operating System                    Type of Project                     Fundings        August 31, 1997    August 31, 1997
----------------                    ---------------                    ----------       ---------------    ---------------
VTRH                                Cable systems                       $ 94,243            $ 86,243           $ 8,000
Bahia Blanca(1)                     Cable systems                         56,991              50,735             6,256
Santa Fe(1)                         Cable systems                         50,738              33,808            16,930
Megapo                              Cable systems                         32,033              32,033                --
Comodoro/Trelew(1)                  Cable systems                         27,911              15,270            12,641
United Family Communications        Programming                           21,300               4,770            16,530
Cable Star                          Cable system                          12,839               5,252             7,587
TVSB                                MMDS                                   8,060               6,060             2,000
Jundiai TV                          Cable system                           5,456               5,456                --
TV Cable SRL                        Cable system                             850                 731               119
                                                                        --------            --------           -------
                                                                        $310,421            $240,358           $70,063
                                                                        ========            ========           =======

     (1) In September 1997, the Company signed a definitive stock purchase and sale agreement with Supercanal to sell all of the Company's assets in Argentina, including its options to acquire additional properties, for approximately $225,000 (subject to post-closing adjustments). This transaction is expected to close during the third quarter of fiscal 1998. The Company will use the proceeds from the sale of these properties to retire or reduce loans made to UIH LA. Net proceeds after repayment of debt will be used by UIH to invest in UPC as part of the Philips Transaction or for other UIH corporate purposes.

     In April 1997, UIH LA entered into a credit agreement with a bank which provides for borrowings of up to $125,000, of which $110,000 had been borrowed as of August 31, 1997. Under the terms of the existing credit agreement, this loan must be paid from the proceeds of the Argentine sale. UIH LA will fund the majority of its remaining commitments (which would be $34,236 as of August 31, 1997, assuming the sale of the Argentine properties) through any or all of the following sources: a new, smaller debt facility for UIH LA; proceeds from the sale of certain non-core assets, including the sale of Venezuela; or proceeds from further investments by UIH or other financial or strategic partners. The Company received $4,000 in proceeds from the sale of Argentine and will receive the remaining amount either in 18 monthly installments or as a lump sum, at the option of the buyer.

     The  following  table   summarizes   UAP's  remaining   projected   funding
requirements for its projects:

                                                                                          Projected Fundings
                                                                          --------------------------------------------------
                                                                            Total            Portion            Remaining
                                                                          Expected        Funded as of            as of
Operating System                    Type of Project                       Fundings       August 31, 1997     August 31, 1997
----------------                    ---------------                       --------       ---------------     ---------------
AUSTRALIA/PACIFIC:
   Austar                           MMDS/DTH system                      $225,346            $204,605            $20,741
   Saturn                           Cable system                           66,489              28,376             38,113
   Telefenua                        MMDS                                   17,400              16,737                663
   XYZ                              Programming                            13,974              12,564              1,410
   United Wireless                  Mobile data services                    8,226               6,787              1,439

OTHER UAP PROJECTS:
   SCS                              Cable system                           14,038               9,076              4,962
   HITV                             Microwave relay network                 6,600               5,980                620
                                                                         --------            --------            -------
                                                                         $352,073            $284,125            $67,948
                                                                         ========            ========            =======

     In July 1997, SaskTel purchased a 35% equity interest in Saturn by investing approximately NZ$30,000 (US$20,000) directly into Saturn for newly issued shares. The Company believes that SaskTel, a division of Saskatchewan Telecommunications Holdings Corporation of Saskatchewan, Canada, will contribute telephony expertise to Saturn in providing cable/telephony service in the Wellington, New Zealand area. The proceeds from the sale are providing a portion of the capital necessary for completion of the project.

     In September 1997, UIH A/P issued an additional $45,000 aggregate principal amount of its 14% senior discount notes due 2006. Gross proceeds from the sale of these notes totaled approximately $29,900. UIH A/P plans to use the proceeds from the sale to fund the capital expenditure and working capital requirements of its subsidiaries and affiliates as permitted by the terms of the UIH A/P indentures.

     To the extent the operating companies in the Asia/Pacific region fund their construction and other costs through project financing, UAP's portion of estimated additional funding would be reduced proportionately. In addition to the Austar Bank Facility and cash on hand, UAP may to raise additional capital through capital contributions from the Company, further issuances of debt either by UAP, UIH A/P or its operating companies, or by the sale of all or a part of its equity in certain of its operating subsidiaries. UIH A/P's indentures and UIH's indentures place restrictions on UAP and certain of its subsidiaries with respect to the amount of additional debt each may incur. UIH A/P and all of its operating companies are currently restricted under the UIH indentures. UIH A/P, Austar and Telefenua are restricted under UIH A/P's indentures. The restrictions imposed by the indentures will be eliminated upon the retirement of UIH's notes at their maturity in November 1999 and upon retirement of UIH A/P's notes at their maturity in May 2006.

     If UIH A/P does not consummate an issuance of capital stock resulting in gross proceeds to UIH A/P of at least $70,000 (an "Equity Sale") prior to November 16, 1997, the then holders of the UIH A/P Notes will be entitled to receive warrants to purchase 3.4% of the common stock of UIH A/P, assuming the aggregate fair market value of UIH A/P's equity is $150,000, or, in certain circumstances, of UIH A/P's immediate parent. UIH A/P may pursue additional sources of funding that may constitute an Equity Sale. At this time, the Company believes that it is unlikely that UIH A/P will be successful in concluding an Equity Sale prior to November 16, 1997.

     Because the Company and UIH A/P do not currently have positive cash flow, their ability to repay their obligations on the senior notes at maturity will be dependent on developing one or more sources of cash prior to the maturities of their respective senior notes. The Company may (i) seek to refinance all or a portion of the senior notes at maturity through sales of additional debt or equity securities of the Company, (ii) seek to sell all or a portion of its interests in one or more of its affiliated companies, (iii) negotiate with its current financial and strategic partners to permit the cash produced by its affiliated companies, such as UPC, to be distributed to equity holders rather than reinvested in the businesses of such affiliated companies, and/or (iv) seek to invest in companies that will make substantial cash distributions on or before the maturity of the senior notes.

RESULTS OF OPERATIONS


SERVICE AND OTHER REVENUE. Service and other revenue increased $19,022 and $37,932 during the three and six months ended August 31, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                                         For the Three                For the Six
                                                                         Months Ended                 Months Ended
                                                                          August 31,                   August 31,
                                                                    ----------------------       --------------------
                                                                      1997          1996          1997          1996
                                                                    -------        ------        -------       ------
       Asia/Pacific...........................................      $16,219        $3,936        $30,711       $5,870
       Latin America..........................................        7,058           246         13,648          484
       Europe and other.......................................           --            73             --           73
                                                                    -------        ------        -------       ------
           Total service and other revenue....................      $23,277        $4,255        $44,359       $6,427
                                                                    =======        ======        =======       ======

       ASIA/PACIFIC
       ------------

       AUSTAR

              Service revenue at Austar was $15,055 and $28,524 for the three and six months ended June 30, 1997, respectively, compared to $3,059 and $4,127 for the corresponding periods in 1996. For the six months ended June 30, 1997, revenues consisted primarily of service and installation fees from basic subscribers of $23,930 and $3,836, respectively, with other revenue totaling $758. For the six months ended June 30, 1996, revenues consisted primarily of service and installation fees from basic subscribers of $2,627 and $1,494, respectively, with other revenue totaling $6. The increase in service revenue was primarily due to subscriber growth (149,495 at June 30, 1997 compared to 29,282 at June 30, 1996) as Austar continues to roll-out its services, which were initially launched in August 1995.

       TELEFENUA

              Telefenua's service revenue increased to $959 and $1,875 from $876 and $1,738 for the three and six months ended June 30, 1997 and 1996, respectively. The increase was primarily attributable to subscriber growth (6,080 at June 30, 1997 compared to 4,361 at June 30, 1996).

       SATURN

             The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no service revenue for Saturn for the six months ended June 30, 1996. For the three and six months ended June 30, 1997, the Company reported service revenue of $98 and $181, respectively, compared with service revenue for Saturn of $52 and $104 for the corresponding periods in 1996. The increase was primarily due to an increase in subscribers (2,288 at June 30, 1997 compared to 1,125 at June 30, 1996).

       LATIN AMERICA
       -------------

              The Company began consolidating the results of Bahia Blanca effective November 1, 1996. Accordingly, the Company reported no revenue for Bahia Blanca for the three and six months ended June 30, 1996. Bahia Blanca's revenue, consisting primarily of service fees, was $13,043 for the six months ended June 30, 1997. The remainder of Latin America's revenue for the six months ended June 30, 1997, totaling $605, was attributable to TV Cable SRL and Cable Star.

MANAGEMENT FEE INCOME FROM RELATED PARTIES. Management fee income increased $144 and $108 during the three and six months ended August 31, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                                          For the Three            For the Six
                                                                          Months Ended             Months Ended
                                                                           August 31,               August 31,
                                                                       -----------------         ---------------
                                                                       1997         1996         1997       1996
                                                                       ----         ----         ----       ----
       Asia/Pacific...........................................         $ 14         $ 29         $121       $163
       Latin America..........................................          356          217          481        356
       Europe and other.......................................           87           67          136        111
                                                                       ----         ----         ----       ----
          Total management fee income from related parties....         $457         $313         $738       $630
                                                                       ====         ====         ====       ====

SYSTEM OPERATING EXPENSE. System operating expense increased $11,342 and $20,587 during the three and six months ended August 31, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                                          For the Three            For the Six
                                                                          Months Ended             Months Ended
                                                                           August 31,               August 31,
                                                                       -----------------        -----------------
                                                                         1997      1996          1997       1996
                                                                       -------    ------        ------     ------

       Asia/Pacific...........................................         $11,087    $3,314        $21,064   $6,744
       Latin America..........................................           2,842       104          5,382      218
       Europe and other.......................................           1,178       347          1,450      347
                                                                       -------    ------        -------   ------
          Total system operating expense......................         $15,107    $3,765        $27,896   $7,309
                                                                       =======    ======        =======   ======

       ASIA/PACIFIC
       ------------

       AUSTAR

              The Company reported operating expense from Austar of $9,999 and $18,466 for the three and six months ended June 30, 1997, respectively, compared to $2,623 and $5,281 for the comparable periods in the prior year. For the six months ended June 30, 1997, Austar's operating expense consisted primarily of satellite programming fees ($9,024), salaries and benefits ($3,073) and MMDS spectrum license fees ($1,279), with the remainder consisting of system travel, maintenance, vehicle and customer billing expenses. For the six months ended June 30, 1996, Austar's operating expense consisted primarily of salaries and benefits ($1,964), satellite programming fees ($995) and MMDS spectrum license fees ($688), with the remainder consisting of system travel, maintenance, vehicle and customer billing expenses. The increase in operating expense in 1997 was primarily due to the on-going roll-out of Austar's services and the corresponding increase in subscribers. Austar is currently experiencing high operating expenses relative to service revenues due to certain fixed operating expenses (such as management overhead, license fees and certain office-related costs). Austar expects operating expense as a percentage of service revenue to decline as start-up costs decrease and as certain fixed operating expenses are spread over expected increases in service revenues.

       TELEFENUA

              Operating expense at Telefenua decreased to $459 and $885 for the three and six month period ended June 30, 1997, respectively, from $501 and $1,073 for the corresponding periods in 1996. These decreases are primarily due to decreases in technical-related repairs and maintenance costs as well as a weakening in the local currency, partially offset by increased programming costs associated with the increase in subscribers. Telefenua's operating expense for the six months ended June 30, 1997 consisted primarily of programming-related expenses ($557) with the remainder consisting of payroll-related costs and technical-related costs. Telefenua's operating expense for the six months ended June 30, 1996 consisted primarily of programming-related expenses ($602) with the remainder consisting of payroll-related costs and technical-related costs.

      SATURN

              The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no operating expense for Saturn for the six months ended June 30, 1996. For the three and six months ended June 30, 1997, the Company reported system operating expense of $932 and $1,659, respectively, for Saturn compared with system operating expense of $378 and $720 for the corresponding periods in 1996. For the six months ended June 30, 1997, system operating expense consisted primarily of payroll ($721) and office expenses related to the system design and engineering work for the expansion of Saturn's Wellington system and to the provision of service to existing customers. For the six months ended June 30, 1996, system operating expense consisted primarily of payroll ($341) and office expenses.

       LATIN AMERICA
       -------------

             The Company began consolidating the results of Bahia Blanca effective November 1, 1996. Accordingly, the Company reported no system operating expense for the three and six months ended June 30, 1996. Bahia Blanca's system operating expense for the three and six months ended June 30, 1997 was $2,587 and $4,893, respectively, consisting primarily of programming expenses and salaries.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense increased $8,376 and $17,951 during the three and six months ended August 31, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                                         For the Three            For the Six
                                                                         Months Ended            Months Ended
                                                                          August 31,              August 31,
                                                                     -----------------      -------------------
                                                                       1997      1996         1997        1996
                                                                     -------    ------      -------     -------
       Asia/Pacific...........................................       $11,574    $6,633      $22,608     $10,242
       Latin America..........................................         2,853       123        4,917         257
       Europe and other.......................................           981       276        1,201         276
                                                                     -------    ------      -------     -------
         Total system selling, general and
           administrative expense.............................       $15,408    $7,032      $28,726     $10,775
                                                                     =======    ======      =======     =======

       ASIA/PACIFIC
       ------------

       AUSTAR

              Austar's system selling, general and administrative expense increased to $10,083 and $19,609 from $5,964 and $8,823 for the three and six months ended June 30, 1997 and 1996, respectively. During the six months ended June 30, 1997, system selling, general and administrative expense at Austar consisted primarily of salaries associated with the National Customer Operations Center and Austar's Sydney corporate headquarters ($6,009), marketing costs related to print, radio and television advertisements ($4,833), office-related expenses including rent and utilities ($3,361) and direct sales commissions ($2,897). During the six months ended June 30, 1996, system selling, general and administrative expense at Austar consisted primarily of salaries associated with the National Customer Operations Center and Austar's Sydney corporate headquarters ($3,464), marketing costs related to print, radio and television advertisements ($1,906), office-related expenses including rent and utilities ($1,605) and direct sales commissions ($1,030). The increase in 1997 was primarily due to the on-going roll-out of Austar's services. Austar expects that system selling, general and administrative expense as a percent of service revenue will continue to decline over the remainder of 1997 as certain fixed expenses are spread over expected increases in service revenues.

       TELEFENUA

              System selling, general and administrative expense consolidated by the Company from Telefenua decreased to $538 and $1,011 for the three and six months ended June 30, 1997, respectively, from $661 and $1,268 for the same periods in the prior year. This decline was primarily due to a reduction in marketing costs during 1997 as well as a weakening of the local currency.

      SATURN

              The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no system selling, general and administrative expense for Saturn for the six months ended June 30, 1996. Saturn's system selling, general and administrative expense was $746 and $1,396 for the three and six months ended June 30, 1997, respectively, compared to $442 and $801 for the comparable periods in 1996. For the six months ended June 30, 1997, system selling, general and administrative expense consisted primarily of marketing and support salaries and benefits ($721) associated with increased marketing efforts to expand the subscriber base as Saturn's system expands. For the six months ended June 30, 1996, system selling, general and administrative expense consisted primarily of marketing and support salaries and benefits ($341).

       LATIN AMERICA
       -------------

              The  Company  began  consolidating  the  results  of Bahia  Blanca effective November 1, 1996. Accordingly, the Company reported no system general and administrative expenses for Bahia Blanca for the three and six months ended June 30, 1996. Bahia Blanca's system general and administrative expenses for the three and six months ended June 30, 1997 were $2,575 and $4,395, respectively, consisting primarily of marketing-related costs and salaries with the remainder consisting of billing, office and utility costs.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense increased $808 and $2,370 during the three and six months ended August 31, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. The increase was primarily attributable to professional services incurred in connection with the lawsuit against the Wharf group of companies, professional services incurred in connection with the letter of intent and the definitive agreement with Philips whereby the Company and/or UPC would acquire from Philips their 50% interest in UPC and charges related to employee severance agreements.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $13,559 and $30,120 during the three and six months ended August 31, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. The increase was due to depreciation on a larger fixed asset base as the operating companies, particularly Austar, expand their networks and due to depreciation and purchased goodwill amortization associated with the consolidation of Bahia Blanca effective November 1, 1996.

EQUITY IN LOSSES OF AFFILIATED COMPANIES, NET. The Company recognized net equity in losses of affiliated companies of $18,225 and $37,542 for the three and six months ended August 31, 1997, respectively, compared to $9,539 and $21,741 for the same periods in the prior year as follows:

                                                       Three Months Ended August 31, 1997     Three Months Ended August 31, 1996
                                                       ----------------------------------     ----------------------------------
                                                        Company           Equity in            Company           Equity in
                                                       Ownership      Income (Losses) of      Ownership      Income (Losses) of
                                                       Interest      Affiliated Companies      Interest     Affiliated Companies
                                                       ---------     --------------------     ---------     --------------------
EUROPE
   UPC...........................................        50.0%           $(11,344)              50.0%             $(4,686)
   Monor Communications..........................        48.6%             (1,063)              48.4%                (591)
   IPS...........................................        33.8%               (791)              33.8%              (1,148)

LATIN AMERICA
   United Family Communications..................        50.0%             (1,206)                --                   --
   Megapo........................................        49.0%               (340)              49.0%                  50
   TVSB..........................................        40.0%               (138)              40.0%                (324)
   VTRH(1).......................................        34.0%             (1,209)                --                   --
   Santa Fe(2)...................................        31.0%               (956)                --                   --
   Cablevision(1)................................          --                  --              100.0%              (1,298)
   STX(1)........................................          --                  --              100.0%                 255
   Net Sao Paulo(3)..............................          --                  --               34.0%                  --

ASIA/PACIFIC
   Saturn(4).....................................          --                  --               50.0%                (529)
   XYZ...........................................        25.0%             (1,077)              25.0%              (1,007)

OTHER............................................     40.0-100.0%            (101)            40.0-46.3%             (261)
                                                                         --------                                 -------
   Total equity in losses of affiliated
     companies, net..............................                        $(18,225)                                $(9,539)
                                                                         ========                                 =======

                                                        Six Months Ended August 31, 1997       Six Months Ended August 31, 1996
                                                       ----------------------------------     ----------------------------------
                                                        Company           Equity in            Company           Equity in
                                                       Ownership      Income (Losses) of      Ownership      Income (Losses) of
                                                       Interest      Affiliated Companies      Interest     Affiliated Companies
                                                       ---------     --------------------     ---------     --------------------
EUROPE
   UPC...........................................        50.0%            $(25,164)             50.0%            $(11,168)
   Monor Communications..........................        48.6%              (2,372)             48.4%              (1,187)
   IPS...........................................        33.8%              (1,684)             33.8%              (1,933)

LATIN AMERICA
   United Family Communications..................        50.0%              (1,640)               --                   --
   Megapo........................................        49.0%                (194)             49.0%                (208)
   TVSB..........................................        40.0%                (269)             40.0%                (777)
   VTRH(1).......................................        34.0%              (3,767)               --                   --
   Santa Fe(2)...................................        31.0%                (956)               --                   --
   Cablevision(1)................................         --                    --             100.0%              (1,614)
   STX(1)........................................         --                    --             100.0%                 530
   Net Sao Paulo(3)..............................         --                    --              34.0%              (1,649)

ASIA/PACIFIC
   Saturn(4).....................................         --                    --              50.0%                (928)
   XYZ...........................................       25.0%               (1,443)             25.0%              (1,639)

OTHER............................................    40.0-100.0%               (53)          40.0-76.9%            (1,168)
                                                                          --------                               --------
   Total equity in losses of affiliated
     companies, net..............................                         $(37,542)                              $(21,741)
                                                                          ========                               ========


(1) The Company contributed its interests in STX and Cablevision to its joint venture VTRH effective September 1, 1996.
(2)  In July 1997, the Company increased its ownership in Santa Fe to 69%.
(3) In August 1996, the Company sold its interest in Net Sao Paulo for $78,098 and recognized a gain of $65,260 on the sale.
(4) In July 1996, UIH A/P increased its ownership interest in Saturn to 100%. In exchange for acquiring the additional 50% interest, the Company issued to Saturn's other shareholder a 2.6% interest in UIH A/P. On May 15, 1997, this shareholder in UIH A/P exchanged its 2.6% interest in UIH A/P for a 2% interest in UAP.

     RESULTS OF OPERATIONS - UPC
     ---------------------------

     REVENUE. During the six months ended June 30, 1997, as compared to June 30, 1996, revenue increased $22,308 to $88,613 from $66,305, a 33.6% increase.
     A substantial portion of this increase was directly attributable to the acquisition of Norkabelgruppen AS ("Norkabel") and Janco Kabel TV AS ("Janco") in Norway. Norkabel was acquired effective October 1, 1996 and Janco was acquired effective January 1, 1997, and were not included in the June 30, 1996 results. The remaining increase in revenue was comprised of increased revenue in Austria and the Czech Republic from subscriber growth and in the Netherlands from an increase in the average revenue per subscriber. In addition, the revenue for period ended June 30, 1997 includes revenue from several of UPC's development systems including Portugal, France, the Slovak Republic and Romania which were not included in June 30, 1996 operating results. The increase in revenue was negatively impacted by $7,717 due to fluctuations in exchange rates between 1996 and 1997.

     OPERATING EXPENSE. During the six months ended June 30, 1997, as compared to June 30, 1996, operating and general and administrative expense excluding depreciation increased $19,779 to $60,294 from $40,515, a 48.8% increase. A substantial portion of this increase was directly attributable to the acquisition of Norkabel and Janco which were not included in the June 30, 1996 results. The remaining increase was comprised primarily of operating expenses related to development systems in Portugal, France, the Slovak Republic and Romania. In addition, operating expenses during the six months ended June 30, 1997, as compared to June 30, 1996, included expenses related to the introduction of new services including tier programming in Austria, Belgium and the Netherlands and data services in Austria and Belgium. The increase in operating expense was positively impacted by $4,716 due to fluctuations in exchange rates between 1996 and 1997.

     NET OPERATING INCOME BEFORE DEPRECIATION AND AMORTIZATION. During the six months ended June 30, 1997, as compared to June 30, 1996, net operating income increased $2,529 to $28,319 from $25,790, a 9.8% increase. A substantial portion of this increase was directly attributable to the acquisition of Norkabel and Janco which was offset by net operating losses in Portugal, France and the Slovak Republic. The increase in net operating income was negatively impacted by $3,002 due to fluctuations in exchange rates between 1996 and 1997.

     DEPRECIATION AND AMORTIZATION EXPENSE. During the six months ended June 30, 1997, as compared to June 30, 1996, depreciation and amortization expense increased by $9,469 to $36,423 from $26,954, the majority of which was directly attributable to Norkabel and Janco with the remainder attributable to new development systems. This increase was positively impacted by $3,137 due to fluctuations in exchange rates between 1996 and 1997.

     FOREIGN EXCHANGE LOSS. During the six month periods ended June 30, 1997 and 1996, UPC recognized $16,594 and $9,021, respectively, in foreign exchange losses related to the convertible loan notes due to Philips. These notes are denominated in U.S. dollars; the increase in the loss is attributable to the U.S. dollar to Dutch guilder exchange rate movement.

     FINANCE EXPENSE. During the six month periods ended June 30, 1997 and 1996, finance expense increased $10,153 to $17,252 from $7,099 due to debt acquired in the Norkabel acquisition, additional debt to finance the United Communications International acquisition (including Norkabel), additional interest costs associated with the Philips notes resulting from the change in the Dutch guilder and the U.S. dollar average exchange rate, and additional debt to fund development projects and the corporate office.

     OTHER ITEMS. During the six month period ended June 30, 1997, UPC established a reserve for its investment in Portugal of $5,291.

     EXCHANGE RATE. The exchange rate between the Dutch guilder and the U.S. dollar has increased from 1.71 at June 30, 1996 to 1.96 at June 30, 1997. The average exchange rate between the Dutch guilder and the U.S. dollar has increased from 1.67 for the six months ended June 30, 1996 to 1.89 for the six months ended June 30, 1997.

INTEREST INCOME. Interest income decreased $1,901 and $2,264 during the three and six months ended August 31, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. The decrease was due to reduced cash and short-term investment balances related to the funding of the company's investments in affiliated operating systems.

INTEREST EXPENSE. Interest expense increased $13,110 and $25,248 during the three and six months ended August 31, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. The increase was primarily due to the issuance of senior notes by UIH A/P in May 1996.

PROVISION FOR LOSSES ON INVESTMENT RELATED COSTS. Provision for losses on investment related costs increased $1,546 and $5,630 during the three and six months ended August 31, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. The Company capitalizes direct and incremental costs incurred relative to pursuing potential investments. If an investment is made, these costs are either reimbursed to the Company by the operating entity or capitalized as part of the cost basis of the investment. If the potential investment is abandoned, these costs are expensed. The majority of the increase was due to the Company's write-off to fair market value of its investment in International Broadcasting Corporation due to permanent impairment.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5 - OTHER INFORMATION

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                              As of June 30, 1997
                          ------------------------------------------------------------------------------------------
                                                                                       UIH
                                                                                    Equity in    UIH        UIH
                          Homes in                                         UIH      Homes in    Equity    Equity in
                          Service     Homes      Basic        Basic      Paid-in     Service   in Homes     Basic
                           Area       Passed  Subscribers  Penetration  Ownership      Area     Passed   Subscribers
                          --------    ------  -----------  -----------  ---------   ---------  --------- -----------
EUROPE
-------
UPC SYSTEMS:
Netherlands (Amsterdam)
  Cable................   567,000     558,642    522,594      93.5%        25.0%     141,750     139,661    130,649
Austria
  Cable................   842,100     627,952    432,315      68.8%        47.5%     399,998     298,277    205,350
Norway
  Cable................   529,924     454,442    317,356      69.8%      35.1-50.0%  227,414     193,696    134,711
Hungary (Kabelkom)
  Cable................   270,000     268,000    248,000      92.5%        25.0%      67,500      67,000     62,000
Israel
  Cable................   350,000     342,520    235,438      68.7%        11.7%      40,950      40,075     27,546
Belgium
  Cable................   133,000     133,000    126,973      95.5%        50.0%      66,500      66,500     63,487
Ireland (PHL)
  Cable/MMDS...........   355,000     346,853    125,259      36.1%        10.0%      35,500      34,685     12,526
Netherlands (Eindhoven)
  Cable................    92,190      89,425     84,950      95.0%        50.0%      46,095      44,713     42,475
Malta
  Cable................   179,000     147,485     54,018      36.6%        21.3%      38,127      31,414     11,506
Romania
  Cable................   150,000      68,907     40,427      58.7%      25.5-45.0%   51,900      21,709     11,768
Czech Republic
  Cable/MMDS/MATV......   258,600     137,899     40,232      29.2%        50.0%     129,300      68,950     20,116
Slovak Republic
  Cable................    21,839      17,287     13,499      78.1%        37.5%       8,190       6,483      5,062
France (Marne la Vallee)
  Cable................    86,000      21,225      3,749      17.7%        49.8%      42,828      10,570      1,867
Spain (Santander)
  Cable................    74,235      58,763      3,503       6.0%        12.5%       9,279       7,345        438
Portugal
  Cable................   186,449      12,195      2,833      23.2%        50.0%      93,225       6,098      1,417
                       ----------   ---------  ---------                           ---------   ---------  ---------
    Total UPC.......... 4,095,337   3,284,595  2,251,146                           1,398,556   1,037,176    730,918
                       ----------   ---------  ---------                           ---------   ---------  ---------
UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(5)...    85,000     129,815     76,006      58.5%        46.3%      39,355      60,104     35,190
Spain (IPS)
  Programming..........       N/A         N/A    229,000       N/A         33.8%         N/A         N/A     77,402
Ireland (Tara
Television)(6)
  Programming..........       N/A         N/A    111,279       N/A        100.0%         N/A         N/A    111,279
                       ----------   ---------  ---------                           ---------   ---------  ---------
    Total Europe....... 4,180,337   3,414,410  2,667,431                           1,437,911   1,097,280    954,789
                       ----------   ---------  ---------                           ---------   ---------  ---------

                                                              As of  June 30, 1997
                          ------------------------------------------------------------------------------------------
                                                                                       UIH
                                                                                    Equity in     UIH        UIH
                          Homes in                                         UIH      Homes in    Equity    Equity in
                          Service     Homes      Basic        Basic      Paid-in     Service   in Homes     Basic
                           Area       Passed  Subscribers  Penetration  Ownership      Area     Passed   Subscribers
                          --------    ------  -----------  -----------  ---------   ---------- --------- -----------
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable................ 2,321,000  1,467,478     344,590        23.5%        34.0%     789,140    498,943    117,161
Argentina
  Cable................   372,600    294,260     182,374        62.0%     31.0-100.0%  240,810    197,660    119,876
Mexico
  Cable................   341,600    166,117      52,536        31.6%        49.0%     167,384     81,397     25,743
Brazil (Jundiai)
  Cable................    70,000     47,754      16,766        35.1%        46.3%      32,410     22,110      7,763
Brazil (Fortaleza)
  MMDS.................   387,000    387,000      12,146         3.1%        40.0%     154,800    154,800      4,858
Peru
  Cable................   140,000     23,034       5,319        23.1%     94.0-100.0%  133,400     21,815      5,036
                       ----------  ---------   ---------                             ---------  ---------  ---------
     Total UIH LA...... 3,632,200  2,385,643     613,731                             1,517,944    976,725    280,437
                       ----------  ---------   ---------                             ---------  ---------  ---------

ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH............. 1,622,000  1,589,000     149,495         9.4%         98.0%  1,589,560  1,557,220    146,505
Philippines
  Cable................   600,000    170,511      62,537        36.7%         39.2%    235,200     66,840     24,515
Tahiti
  MMDS.................    31,000     19,728       6,080        30.8%         88.2%     27,342     17,400      5,363
New Zealand
  Cable................   141,000     16,113       2,288        14.2%         98.0%    138,180     15,791      2,242
Australia (XYZ)
  Programming..........       N/A        N/A     443,073          N/A         24.5%        N/A        N/A    108,553
China
  Microwave Relay(12)..       N/A        N/A         N/A          N/A         48.0%        N/A        N/A        N/A
Australia (United
Wireless)
  Wireless Data........       N/A        N/A         N/A          N/A         98.0%        N/A        N/A        N/A
                       ----------  ---------   ---------                             ---------  ---------  ---------
    Total UAP.......... 2,394,000  1,795,352     663,473                             1,990,282  1,657,251    287,178
                       ----------  ---------   ---------                             ---------  ---------  ---------
    Total UIH..........10,206,537  7,595,405   3,944,635                             4,946,137  3,731,256  1,522,404
                       ==========  =========   =========                             =========  =========  =========

                                                                  22

                                    As of and for the
                              Six Months Ended June 30, 1997
                          ------------------------------------------
                                    (In thousands)(1)
                          ------------------------------------------
                                       Net                    Long-
                          Service     Income    Adjusted      Term
                          Revenue     (Loss)    EBITDA(2)     Debt
                          --------    ------    ---------     -----
EUROPE
-------
UPC SYSTEMS:
Netherlands (Amsterdam)
  Cable................  $ 24,413    $ (5,676)   $ 9,983    $186,345
Austria
  Cable(3).............    41,410         885     21,138          --
Norway
  Cable(4).............    24,023      (5,558)     8,986      73,672
Hungary (Kabelkom)
  Cable................    12,474       1,529      4,791          --
Israel
  Cable................    48,084       8,128     24,581       7,071
Belgium
  Cable(3).............     9,929        (330)     3,909          --
Ireland (PHL)
  Cable/MMDS...........    17,829       1,593      6,601      48,507
Netherlands (Eindhoven)
  Cable................     5,016        (717)     3,043      43,003
Malta
  Cable................     5,358        (766)     2,153      16,883
Romania
  Cable................       486         146        324          --
Czech Republic
  Cable/MMDS/MATV......     1,727      (5,756)    (1,917)         --
Slovak Republic
  Cable................       210        (182)       (73)         --
France (Marne la Vallee)
  Cable................       452      (1,861)    (1,403)         --
Spain (Santander)
  Cable................       243        (713)      (442)         --
Portugal
  Cable................       169      (2,096)    (1,575)         --
                         --------    --------    -------    --------
    Total UPC..........   191,823     (11,374)    80,099     375,481
                         --------    --------    -------    --------
UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(5)...     7,137      (4,920)     4,020      30,000
Spain (IPS)
  Programming..........     3,724      (4,973)    (3,133)      3,500
Ireland (Tara
Television)(6)
  Programming..........        --      (2,749)    (2,650)         --
                         --------    --------    -------    --------
    Total Europe.......   202,684     (24,016)    78,336     408,981
                         --------    --------    -------    --------

                                    As of and for the
                              Six Months Ended June 30, 1997
                          ------------------------------------------
                                    (In thousands)(1)
                          ------------------------------------------
                                       Net                    Long-
                          Service     Income    Adjusted      Term
                          Revenue     (Loss)    EBITDA(2)     Debt
                          --------    ------    ---------     -----
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable................  $ 53,313   $ (8,860)    $10,620     $  7,578
Argentina
  Cable................    23,035      1,053       4,513           --
Mexico
  Cable................     4,525      1,281       1,304          136
Brazil (Jundiai)
  Cable................     3,656        306       1,324           97
Brazil (Fortaleza)
  MMDS(6)..............     3,445       (452)        935           --
Peru
  Cable................       605       (756)       (429)          99
                         --------   --------     -------     --------
     Total UIH LA......    88,579     (7,428)     18,267        7,910
                         --------   --------     -------     --------

ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH.............    27,800    (40,553)     (8,419)      38,212
Philippines
  Cable(8).............     4,175        178       1,425           --
Tahiti
  MMDS(9)..............     1,875     (1,441)         71        1,025
New Zealand
  Cable(10)............       177     (3,916)     (2,615)          31
Australia (XYZ)
  Programming(11)......     6,520     (5,201)     (3,231)          --
China
  Microwave Relay(12)..       N/A        N/A         N/A          N/A
Australia (United
Wireless)
  Wireless Data(11)....       129     (2,068)     (1,370)          --
                         --------   --------     -------     --------
    Total UAP..........    40,676    (53,001)    (14,139)      39,268
                         --------   --------     -------     --------
    Total UIH.........   $331,939   $(84,445)    $82,464     $456,159
                         ========   ========     =======     ========

                                                              As of  March 31, 1997
                          ------------------------------------------------------------------------------------------
                                                                                       UIH
                                                                                    Equity in    UIH        UIH
                          Homes in                                         UIH      Homes in    Equity    Equity in
                          Service     Homes      Basic        Basic      Paid-in     Service   in Homes     Basic
                           Area       Passed  Subscribers  Penetration  Ownership      Area     Passed   Subscribers
                          --------    ------  -----------  -----------  ---------   ---------  --------- -----------
EUROPE
-------
UPC SYSTEMS:
Netherlands (Amsterdam)
  Cable................   564,000     556,975    524,188      94.1%        25.0%     141,000     139,244    131,047
Austria
  Cable................   840,000     624,091    429,861      68.9%        47.5%     399,000     296,443    204,184
Norway
  Cable................   529,693     448,060    316,601      70.7%      35.1-50.0%  227,299     190,505    134,414
Hungary (Kabelkom)
  Cable................   268,000     267,929    246,768      92.1%        23.5%      62,980      62,963     57,990
Israel
  Cable................   350,000     338,612    234,695      69.3%        11.7%      40,950      39,618     27,459
Belgium
  Cable................   133,000     133,000    127,383      95.8%        50.0%      66,500      66,500     63,692
Ireland (PHL)
  Cable/MMDS...........   350,000     344,370    124,604      36.2%        10.0%      35,000      34,437     12,460
Netherlands (Eindhoven)
  Cable................    92,042      89,281     84,817      95.0%        50.0%      46,021      44,641     42,409
Malta
  Cable................   146,384     146,384     52,799      36.1%        21.3%      31,180      31,180     11,246
Romania
  Cable................   148,000      68,707     40,852      59.5%      25.5-45.0%   51,390      21,658     11,911
Czech Republic
  Cable/MMDS/MATV......   258,600     128,835     38,018      29.5%        50.0%     129,300      64,418     19,009
Slovak Republic
  Cable................    21,839      15,577     11,768      75.5%        37.5%       8,190       5,841      4,413
France (Marne la Vallee)
  Cable................    68,000      12,660      2,344      18.5%        50.0%      34,000       6,330      1,172
Spain (Santander)
  Cable................    74,235      58,763      3,503       6.0%        12.5%       9,279       7,345        438
Portugal
  Cable................   186,449       9,327      2,192      23.5%        50.0%      93,225       4,664      1,096
                        ---------   ---------  ---------                           ---------   ---------  ---------
    Total UPC.......... 4,030,242   3,242,571  2,240,393                           1,375,314   1,015,787    722,940
                        ---------   ---------  ---------                           ---------   ---------  ---------
UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(5)...    85,000     126,024     72,651      57.6%        46.3%      39,355      58,349     33,637
Spain (IPS)
  Programming..........       N/A         N/A    206,000       N/A         33.8%         N/A         N/A     69,628
Ireland (Tara
Television)(6)
  Programming..........       N/A         N/A     73,103       N/A        100.0%         N/A         N/A     73,103
                        ---------   ---------  ---------                           ---------   ---------  ---------
    Total Europe....... 4,115,242   3,368,595  2,592,147                           1,414,669   1,074,136    899,308
                        ---------   ---------  ---------                           ---------   ---------  ---------

                                                              As of  March 31, 1997
                          ------------------------------------------------------------------------------------------
                                                                                       UIH
                                                                                    Equity in     UIH        UIH
                          Homes in                                         UIH      Homes in    Equity    Equity in
                          Service     Homes      Basic        Basic      Paid-in     Service   in Homes     Basic
                           Area       Passed  Subscribers  Penetration  Ownership      Area     Passed   Subscribers
                          --------    ------  -----------  -----------  ---------   ---------- --------- -----------
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable................ 2,321,000  1,464,092     326,849        22.3%        34.0%     789,140    497,791    111,129
Argentina (Bahia Blanca)
  Cable................   113,000     98,990      59,722        60.3%     80.0-100.0%  113,000     98,990     59,722
Mexico
  Cable................   341,600    166,117      53,440        32.2%        49.0%     167,384     81,397     26,186
Brazil (Jundiai)
  Cable................    70,000     45,301      14,301        31.6%        46.3%      32,410     20,974      6,621
Brazil (Fortaleza)
  MMDS.................   387,000    387,000      12,391         3.2%        40.0%     154,800    154,800      4,956
Peru
  Cable................   140,000     19,104       3,910        20.5%     94.0-100.0%  133,400     18,043      3,694
                        ---------  ---------   ---------                             ---------  ---------  ---------
     Total UIH LA...... 3,372,600  2,180,604     470,613                             1,390,134    871,995    212,308
                        ---------  ---------   ---------                             ---------  ---------  ---------

ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH............. 1,622,000  1,571,000     129,156         8.2%         97.4%  1,579,828  1,530,154    125,798
Philippines
  Cable................   600,000    167,483      55,309        33.0%         40.0%    240,000     66,993     22,124
Tahiti
  MMDS.................    31,000     19,584       5,537        28.3%         87.7%     27,187     17,175      4,856
New Zealand
  Cable................   141,000     16,281       2,052        12.6%         97.4%    137,334     15,858      1,999
Australia (XYZ)
  Programming..........       N/A        N/A     390,000          N/A         24.4%        N/A        N/A     95,160
China
  Microwave Relay(12)..       N/A        N/A         N/A          N/A         49.0%        N/A        N/A        N/A
Australia (United
Wireless)
  Wireless Data........       N/A        N/A         N/A          N/A         97.4%        N/A        N/A        N/A
                        ---------  ---------   ---------                             ---------  ---------  ---------
    Total UAP.......... 2,394,000  1,774,348     582,054                             1,984,349  1,630,180    249,937
                        ---------  ---------   ---------                             ---------  ---------  ---------
    Total UIH.......... 9,881,842  7,323,547   3,644,814                             4,789,152  3,576,311  1,361,553
                        =========  =========   =========                             =========  =========  =========


                                    As of and for the
                              Three Months Ended March 31, 1997
                          ------------------------------------------
                                    (In thousands)(1)
                          ------------------------------------------
                                       Net                    Long-
                          Service     Income    Adjusted      Term
                          Revenue     (Loss)    EBITDA(2)     Debt
                          --------    ------    ---------     -----
EUROPE
-------
UPC SYSTEMS:
Netherlands (Amsterdam)
  Cable................  $ 12,169    $ (2,473)   $ 5,500    $186,345
Austria
  Cable(3).............    21,077         939     11,193          --
Norway
  Cable(4).............    11,763      (2,822)     4,467      73,672
Hungary (Kabelkom)
  Cable................     6,191         939      2,502          --
Israel
  Cable................    23,320       4,217     11,493       5,736
Belgium
  Cable(3).............     5,088        (238)     1,706          --
Ireland (PHL)
  Cable/MMDS...........     8,748        (734)     3,226      52,296
Netherlands (Eindhoven)
  Cable................     2,488        (376)     1,598      42,983
Malta
  Cable................     2,584        (442)     1,075      15,584
Romania
  Cable................       204          51        120          --
Czech Republic
  Cable/MMDS/MATV......       832      (2,727)      (909)         --
Slovak Republic
  Cable................        84         (17)        58          --
France (Marne la Vallee)
  Cable................       168        (859)      (692)         --
Spain (Santander)
  Cable................       215        (394)      (135)          7
Portugal
  Cable................        63      (1,035)      (834)         --
                         --------    --------    -------    --------
    Total UPC..........    94,994      (5,971)    40,368     376,623
                         --------    --------    -------    --------
UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(5)...     3,530      (2,769)     2,037      30,000
Spain (IPS)
  Programming..........     1,639      (2,647)    (1,766)      3,500
Ireland (Tara
Television)(6)
  Programming..........        --      (1,454)    (1,407)         --
                         --------    --------    -------    --------
    Total Europe.......   100,163     (12,841)    39,232     410,123
                         --------    --------    -------    --------

                                    As of and for the
                              Three Months Ended March 31, 1997
                          ------------------------------------------
                                    (In thousands)(1)
                          ------------------------------------------
                                       Net                    Long-
                          Service     Income    Adjusted      Term
                          Revenue     (Loss)    EBITDA(2)     Debt
                          --------    ------    ---------     -----
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable................  $ 23,222   $ (6,016)    $ 1,521     $  8,947
Argentina
  Cable................     6,312       (147)      1,589           --
Mexico
  Cable................     2,273      1,120       1,516          371
Brazil (Jundiai)
  Cable................     1,827        267         727           97
Brazil (Fortaleza)
  MMDS(6)..............     1,721       (240)        393           --
Peru
  Cable................       278       (393)       (220)          --
                         --------   --------     -------     --------
     Total UIH LA......    35,633     (5,409)      5,526        9,415
                         --------   --------     -------     --------

ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH.............    13,033    (19,021)     (3,961)          --
Philippines
  Cable(8).............     1,572       (128)        502           --
Tahiti
  MMDS(9)..............       915       (527)         59        1,118
New Zealand
  Cable(10)............        81     (1,517)     (1,180)          --
Australia (XYZ)
  Programming(11)......     3,140     (1,188)     (1,191)          --
China
  Microwave Relay(12)..       N/A        N/A         N/A          N/A
Australia (United
Wireless)
  Wireless Data(11)....        23       (963)       (720)          --
                         --------   --------     -------     --------
    Total UAP..........    18,764    (23,344)     (6,491)       1,118
                         --------   --------     -------     --------
    Total UIH.........   $154,560   $(41,594)    $38,267     $420,656
                         ========   ========     =======     ========

                     (Monetary amounts stated in thousands)

(1) The financial information presented above has been taken from unaudited financial information of the respective operating companies that were providing service as of June 30, 1997. Certain information presented above has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles. In addition, certain amounts have been converted to U.S. dollars using the June 30, 1997 exchange rates for the convenience translation. Operating systems in the following countries reported to the Company in U.S. dollars: Ireland (Tara only), Hungary, Spain (IPS only), Brazil, Mexico, Chile, Peru, Argentina and Tahiti. Therefore, the financial information presented above for these countries was not affected by the convenience translation.
(2) Adjusted EBITDA represents net income (loss), as determined using generally accepted accounting principles which may differ from those used in the United States, plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principles measure of performance or liquidity as an indicator of an entity's operating performance.
(3) In addition to the debt noted above, Austria and Belgium had intercompany loans, which eliminated upon consolidation, of BF3,900,000 ($108,363) as of June 30 and March 31, 1997. UPC also had a subordinated convertible loan payable to Philips (including accrued interest) totaling NLG313,800 ($159,768) and NLG300,028 ($152,756) as of June 30 and March 31, 1997,
     respectively.
(4) In addition to the debt noted above, Norkabel had loans payable to UPC (including accrued interest) of $121,084 and $119,054 as of June 30 and March 31, 1997, respectively.
(5) The Company owns a 48.6% interest in Monor Communications Group, Inc. which holds a 95.27% interest in the operating company Monor Telefon. The number of homes passed and basic subscribers includes the sum of cable and telephony statistics in Monor Telefon's service area.
(6) Tara Television offers a free introductory period for its channel and will begin collecting revenues in late 1997.
(7) TVSB had a loan payable to the Company of $792 at June 30 and March 31, 1997.
(8) SCS had convertible loans payable to the Company of P244,223 ($9,259) and P248,849 ($9,437) as of June 30 and March 31, 1997, respectively.
(9) Telefenua had loan payable to the Company of $11,791 and $11,575 as of June 30 and March 31, 1997, respectively.
(10) In addition to the debt noted above, Saturn had loans payable to the Company totaling NZ$29,300 ($19,936) and NZ$30,039 ($20,870) as of June 30
     and March 31, 1997, respectively.
(11) XYZ and United Wireless show capital contributions as shareholder loans which totaled A$64,030 ($48,266) and A$5,490 ($4,138), respectively, as of June 30, 1997 and A$58,452 ($45,942) and A$4,378 ($3,441), respectively, as of March 31, 1997.
(12) The Company has a 49% interest in HITV, a joint venture that owns a microwave relay system in the Hunan Province that transmits two provincial channels to approximately 400,000 cable television homes in the region. HITV launched service in July 1997.

ITEM 1 - LEGAL PROCEEDINGS

     Carl M. Johnson, an individual who claimed to have worked with UIH in connection with the acquisition by Austar of certain of its licenses, filed a complaint in 1996 claiming that UIH owed him an equity interest in unspecified subsidiaries of UIH. This matter was settled in September 1997.

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



UNITED INTERNATIONAL HOLDINGS, INC.



Date:  October 15, 1997
       -------------------------


By:    /S/ J. Timothy Bryan
       -------------------------
       J. Timothy Bryan
       Chief Financial Officer
       (A Duly Authorized Officer and Principal Financial Officer)