Form 10-Q
period 1997-11-30
UNITED INTERNATIONAL HOLDINGS INC
filed 1998-01-14
CIK 887949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 1997

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


     The number of shares outstanding of the Registrant's common stock as of January 8, 1998 was:

     Class A Common Stock -- 26,372,739 shares
     Class B Common Stock -- 12,863,323 shares



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
                                               ------------------------------
Item 1 - Financial Statements
------

     Condensed Consolidated Balance Sheets as of November 30, 1997 and February 28, 1997 (Unaudited)..............     2

     Condensed Consolidated Statements of Operations For the Three and Nine Months Ended
         November 30, 1997 and 1996 (Unaudited)...................................................................     3

     Condensed Consolidated Statement of Stockholders' (Deficit) Equity For the Nine Months Ended
         November 30, 1997 (Unaudited)............................................................................     4

     Condensed Consolidated Statements of Cash Flows For the Nine Months Ended November 30, 1997
         and 1996 (Unaudited).....................................................................................     5

     Notes to Condensed Consolidated Financial Statements (Unaudited).............................................     7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations....................    14
------


                                                 PART II - OTHER INFORMATION
                                                 ---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders......................................................    33
------

Item 5 - Other Information........................................................................................    24
------

Item 6 - Exhibits and Reports on Form 8-K.........................................................................    34
------



                                            UNITED INTERNATIONAL HOLDINGS, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Stated in thousands, except share and per share amounts)
                                                        (Unaudited)


                                                                                                  November 30,       February 28,
                                                                                                      1997              1997
                                                                                                  ------------       -----------
ASSETS
Current assets
   Cash and cash equivalents..................................................................      $210,806           $ 68,784
   Restricted cash and short-term investments.................................................        15,171              1,600
   Short-term investments.....................................................................        28,236             70,359
   Management fee receivables from related parties............................................         2,385              1,616
   Subscriber receivables, net................................................................         2,670              2,939
   Notes receivable...........................................................................         2,034              8,175
   Costs to be reimbursed by affiliated companies, net........................................        10,610              4,884
   Other current assets, net, including $1,851 and $1,958 of related party
      receivables, respectively...............................................................        14,157             16,857
                                                                                                    --------           --------
        Total current assets..................................................................       286,069            175,214
Investments in and advances to affiliated companies, accounted for under
   the equity method, net.....................................................................       208,686            253,108
Other investments in affiliated companies, including marketable equity securities.............         2,447              4,293
Property, plant and equipment, net of accumulated depreciation of $70,085 and $29,378,
   respectively...............................................................................       209,159            219,342
Goodwill, net of accumulated amortization of $7,134 and $4,602, respectively .................        54,888            122,249
Acquisition, transaction and development costs, net...........................................         2,341              6,249
Other non-current assets, net, including related party receivables of
   $1,215 and $0, respectively................................................................        35,592             39,481
                                                                                                    --------           --------
        Total assets..........................................................................      $799,182           $819,936
                                                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
   Accounts payable...........................................................................      $ 15,344           $ 22,885
   Construction payables......................................................................         6,924             38,407
   Accrued liabilities, including $790 and $620 of related party payables, respectively.......         9,744             12,571
   Purchase money notes payable to sellers, current...........................................            --              5,722
   Accrued funding obligations, current.......................................................         2,943              3,309
   Note payable...............................................................................        38,000                 --
   Current portion of long-term debt..........................................................         4,181              4,965
   Other current liabilities..................................................................         6,907                875
                                                                                                    --------           --------
        Total current liabilities.............................................................        84,043             88,734
Purchase money notes payable to sellers.......................................................            --             12,966
Senior secured notes and other debt...........................................................       825,876            671,540
                                                                                                    --------           --------
        Total liabilities.....................................................................       909,919            773,240
                                                                                                    --------           --------

Minority interest in subsidiaries.............................................................        13,200                307
                                                                                                    --------           --------
Preferred stock, $0.01 par value, 3,000,000 shares authorized, 170,513 and 170,513 shares of Convertible Preferred Stock, Series A issued and outstanding, respectively,
   stated at liquidation value................................................................        32,242             31,293
                                                                                                    --------           --------
Stockholders' (deficit) equity:
   Class A Common Stock, $0.01 par value, 60,000,000 shares authorized, 26,369,962 and
     26,097,263 shares issued and outstanding, respectively...................................           263                261
   Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 12,863,323 and
     12,971,775 shares issued and outstanding, respectively...................................           129                129
   Additional paid-in capital.................................................................       347,127            340,753
   Deferred compensation......................................................................          (121)              (624)
   Unrealized loss on investments in marketable equity securities.............................        (3,183)            (6,069)
   Cumulative translation adjustments.........................................................       (38,782)           (15,801)
   Accumulated deficit........................................................................      (461,612)          (303,553)
                                                                                                    --------           --------
        Total stockholders' (deficit) equity..................................................      (156,179)            15,096
                                                                                                    ---------          --------
        Total liabilities and stockholders' (deficit) equity..................................      $799,182           $819,936
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


                                                UNITED INTERNATIONAL HOLDINGS, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Stated in thousands, except share and per share amounts)
                                                            (Unaudited)


                                                                        For the Three Months Ended       For the Nine Months Ended
                                                                               November 30,                      November 30,
                                                                        --------------------------       --------------------------
                                                                          1997             1996            1997              1996
                                                                        --------         ---------       ---------         --------

Service and other revenue........................................       $23,360         $  7,450         $  67,719         $ 13,877
Management fee income from related parties.......................           114              126               852              756
                                                                        -------         --------         ---------         --------
        Total revenue............................................        23,474            7,576            68,571           14,633

System operating expense.........................................       (17,324)          (6,616)          (45,220)         (13,925)
System selling, general and administrative expense...............       (16,099)          (9,810)          (45,022)         (20,585)
Corporate general and administrative expense.....................        (3,529)          (2,765)          (14,444)         (11,507)
Depreciation and amortization....................................       (23,202)          (8,142)          (61,953)         (16,773)
                                                                        -------         --------         ---------         --------
        Net operating loss.......................................       (36,680)         (19,757)          (98,068)         (48,157)

Equity in losses of affiliated companies, net....................       (15,979)         (11,483)          (53,521)         (33,224)
Interest income..................................................         1,793            4,346             5,244           10,061
Interest expense.................................................       (33,048)         (23,414)          (90,190)         (55,308)
Interest (expense) income, related parties, net..................           (71)             131               602               12
Provision for losses on investment related costs.................        (1,694)            (776)           (8,148)          (1,600)
Gain on sale of investment in affiliated company.................        91,600               --            91,600           65,260
Other (expense) income, net......................................        (4,226)             341            (6,174)             745
                                                                        -------         --------         ---------         --------
        Net income (loss) before minority interest...............         1,695          (50,612)         (158,655)         (62,211)

Minority interest in subsidiaries................................           358            1,216               596            2,967
                                                                        -------         --------         ---------         --------
        Net income (loss)........................................       $ 2,053         $(49,396)        $(158,059)        $(59,244)
                                                                        =======         ========         =========         ========

Net income (loss) per common share...............................       $  0.05         $  (1.27)        $   (4.03)        $  (1.52)
                                                                        =======         ========         =========         ========

Weighted-average number of common shares outstanding.............    39,225,184       39,046,462        39,202,740       39,025,768
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


                             Class A             Class B
                          Common Stock        Common Stock    Additional               Unrealized  Cumulative
                         ---------------    ----------------   Paid-In     Deferred     Loss on    Translation Accumulated
                         Shares   Amount    Shares    Amount   Capital   Compensation Investments  Adjustments   Deficit     Total
                         ------   ------    ------   -------  ---------- ------------ -----------  ----------- ----------- ---------
Balances,
  February 28, 1997....26,097,263  $261   12,971,775   $129    $340,753     $(624)      $(6,069)    $(15,801)  $(303,553) $  15,096

Issuance of Class A
  Common Stock in
  connection with
  the Company's
  stock option plan....   143,541     2           --     --         713        --            --           --          --        715
Issuance of Class A
  Common Stock in
  connection with
  the Company's
  401(k) plan..........    20,706    --           --     --         274        --            --           --          --        274
Exchange of Class B
  Common Stock
  for Class A
  Common Stock.........   108,452    --     (108,452)    --          --        --            --           --         --          --
Accretion of dividends
  on convertible
  preferred stock......        --    --           --     --        (949)       --            --           --          --       (949)
Gain on sale of stock
  by subsidiary........        --    --           --     --       5,985        --            --           --          --      5,985
Compensation
  expense related
  to the extension
  of stock option
  exercise period......        --    --           --     --         263        --            --           --          --        263
Compensation
  expense related
  to the acceleration
  of the vesting
  of options...........        --    --           --     --          88        --            --           --          --         88
Amortization of
  deferred
  compensation.........        --    --           --     --          --       503            --           --          --        503
Change in unrealized
  loss on investments..        --    --           --     --          --        --         2,886           --          --      2,886
Change in cumulative
  translation
  adjustments..........        --    --           --     --          --        --            --      (22,981)         --    (22,981)
Net loss...............        --    --           --     --          --        --            --           --    (158,059)  (158,059)
                       ----------  ----   ----------   ----    --------     -----       -------     --------   ---------  ---------
Balances,
  November 30, 1997....26,369,962  $263   12,863,323   $129    $347,127     $(121)      $(3,183)    $(38,782)  $(461,612) $(156,179)
                       ==========  ====   ==========   ====    ========     =====       =======     ========   =========  =========






















            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            UNITED INTERNATIONAL HOLDINGS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Stated in thousands)
                                                        (Unaudited)                                      For the Nine Months Ended
                                                                                                               November 30,
                                                                                                      ----------------------------
                                                                                                          1997             1996
                                                                                                      ----------        ----------
Cash flows from operating activities:
Net loss..........................................................................................    $(158,059)        $(59,244)
Adjustments to reconcile net loss to net cash flows used in operating activities:
   Equity in losses of affiliated companies, net..................................................       54,322           33,523
   Gain on sale of investment in affiliated company...............................................      (91,600)         (65,260)
   Minority interest share of losses..............................................................         (596)          (2,967)
   Depreciation and amortization..................................................................       61,953           16,773
   Amortization of deferred compensation..........................................................          503              669
   Accretion of interest on senior notes and amortization of offering costs.......................       80,562           53,574
   Issuance of common stock in connection with Company's 401(k) plan..............................          274              243
   Compensation expense recognized due to the extension of stock option exercise period...........          263               --
   Compensation expense recognized due to the acceleration of the vesting of options..............           88               --
   Provision for losses on investment related costs...............................................        8,148            1,600
   Foreign exchange loss on foreign currency denominated note receivable..........................        1,941               21
   Increase in management fee receivables.........................................................         (890)            (564)
   Increase in subscriber receivables, net........................................................       (2,268)          (1,079)
   Decrease (increase) in other assets............................................................        6,709           (4,500)
   (Decrease) increase in accounts payable, accrued liabilities and other.........................         (285)           2,828
                                                                                                      ---------         --------
Net cash flows used in operating activities.......................................................      (38,935)         (24,383)
                                                                                                      ---------         --------

Cash flows from investing activities:
Purchase of short-term investments................................................................      (66,926)        (274,934)
Proceeds from sale of short-term investments......................................................      109,049          223,672
Restricted cash (deposited) released..............................................................      (13,571)           2,473
Investments in and advances to affiliated companies and other investments.........................      (29,969)         (67,832)
Proceeds from sale of investments in affiliated companies.........................................      211,125           43,098
Purchase of initial interests in affiliated companies.............................................      (26,570)         (26,382)
(Increase) decrease in costs to be reimbursed by affiliated companies, net........................       (5,826)           3,907
Distribution received from affiliated company.....................................................        1,248               --
Increase in notes receivable......................................................................           --           (5,022)
Repayments on notes receivable....................................................................       12,214           48,264
Reimbursement of advance to related party.........................................................           --              307
Acquisition, transaction and development costs incurred...........................................       (3,963)          (5,639)
Proceeds from sale of property, plant and equipment...............................................        5,332               --
Purchase of property, plant and equipment.........................................................      (74,504)        (118,749)
(Decrease) increase in construction payables......................................................      (29,385)          19,795
                                                                                                      ---------         --------
Net cash flows provided by (used in) investing activities.........................................       88,254         (157,042)
                                                                                                      ---------         --------

Cash flows from financing activities:
Issuance of common stock in connection with Company's stock option plan ..........................          715              311
Cash contribution from minority interest partner..................................................       20,336               --
Proceeds from offering of senior notes............................................................       29,925          225,115
Deferred debt offering costs......................................................................      (11,000)          (9,727)
Payment of sellers notes..........................................................................      (46,351)              --
Borrowing of other debt...........................................................................      213,971            7,276
Repayment of other debt...........................................................................     (113,527)         (14,812)
Payment of warrants tendered to the Company.......................................................           --           (2,156)
                                                                                                      ---------         --------
Net cash flows provided by financing activities...................................................       94,069          206,007
                                                                                                      ---------         --------

Effect of exchange rates on cash..................................................................       (1,366)             906
                                                                                                      ---------         --------
Increase in cash and cash equivalents.............................................................      142,022           25,488
Cash and cash equivalents, beginning of period....................................................       68,784          112,218
                                                                                                      ---------         --------
Cash and cash equivalents, end of period..........................................................    $ 210,806         $137,706
                                                                                                      =========         ========

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            UNITED INTERNATIONAL HOLDINGS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                   (Stated in thousands)
                                                       (Unaudited)                                      For the Nine Months Ended
                                                                                                               November 30,
                                                                                                      ----------------------------
                                                                                                         1997              1996
                                                                                                      ----------        ----------
Non-cash investing and financing activities:
   Purchase money notes payable to sellers.......................................................      $ 52,061           $33,401
                                                                                                       ========           =======
   Note received upon sale of investment in affiliated company...................................      $  6,500           $35,000
                                                                                                       ========           =======
   Non-cash stock issuance for purchase of 50% interest in Saturn................................      $     --           $ 7,800
                                                                                                       ========           =======
   Gain on issuance of shares by Saturn..........................................................      $  5,985           $    --
                                                                                                       ========           =======
   Conversion of note receivable to equity.......................................................      $  1,909           $    --
                                                                                                       ========           =======
   Assets acquired with capital leases...........................................................      $     --           $ 1,707
                                                                                                       ========           =======
   Increase in unrealized loss on investment, recorded in stockholders' (deficit) equity.........      $   (730)          $(1,404)
                                                                                                       ========           =======

Supplemental cash flow disclosures:
   Cash paid for interest........................................................................      $  6,658           $   732
                                                                                                       ========           =======
   Cash received for interest....................................................................      $  5,737           $10,299
                                                                                                       ========           =======

Sale of Argentine systems:
   Working capital, net of cash relinquished of $2,133 and $0, respectively......................      $ (4,899)          $    --
   Investments in affiliated companies...........................................................        83,535                --
   Property, plant and equipment.................................................................         4,560                --
   Goodwill......................................................................................        60,727                --
   Purchase money notes (assumed by the buyers)..................................................       (24,398)               --
   Gain on sale..................................................................................        91,600                --
                                                                                                       --------           -------
   Cash proceeds from sale.......................................................................      $211,125           $    --
                                                                                                       ========           =======



















            The accompanying notes are an integral part of these condensed consolidated financial statements.

                       UNITED INTERNATIONAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 1997
                     (Monetary amounts stated in thousands)
                                   (Unaudited)

1.   ORGANIZATION AND BACKGROUND

     United International Holdings, Inc. (together with its majority-owned subsidiaries, the "Company" or "UIH") was formed as a Delaware corporation in May 1989 for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations. The following chart presents a summary of the Company's significant investments in multi-channel television, programming and telephony operations as of November 30, 1997.

**********************  ************************************************************************************************************
* Philips Media B.V. *  *                                                                                                          *
*    ("Philips")     *  *                                                   UIH                                                    *
*                    *  *                                                                                                          *
**********************  ************************************************************************************************************
         *                                                *
         *                                                *
         *                 *******************************************************************
    50%  *            50%  *                                                                 *  100%
*******************************  ***************************************************************************************************
*     United and Philips      *  *                           United International Properties, Inc.                                 *
*Communications B.V.("UPC")(1)*  *                                         ("UIPI")                                                *
*******************************  ***************************************************************************************************
                 *                                                        *
                 *                                                        *
                 *                                 **********************************************************************
                 *                                 *                                          *                         *
                 *                            98%  *                                          * 100%                    *
                 *              ***************************************            ************************* ***********************
****************************    *UIH Asia/Pacific Communications, Inc.*            *UIH Latin America, Inc.* *        Other        *
*         Europe           *    *               ("UAP")               *            *-----------------------* *        -----        *
*         ------           *    ***************************************            *      ("UIH LA")       * *Tara Television      *
*Radio Public              *                       *                               *                       * * (Ireland)      75.0%*
* (Belgium)          100.0%*                       *                               *TV Cable SRL           * *Monor                *
*Kabel Net                 *           ****************************                * (Peru)          100.0%* * Communications      *
* (Czech Republic)   100.0 *     100%  *                          *                *Cable Star (Peru) 97.7 * * (Hungary)      48.6 *
*KTE (Eindhoven, The       * ***************************** *********************** *United Family          * *Iberian              *
* Netherlands)       100.0 * *UIH Australia/Pacific, Inc.* *HITV (China)    49.0%* * Communications        * * Programming         *
*Norkabel                  * *---------------------------* *SCS                  * * (Latin America        * * Services            *
* (Norway)           100.0 * *       ("UIH A/P")         * * Philippines(3) 40.0 * * Programming)     50.0 * * ("IPS")(Spain) 33.5 *
*Intercabo                 * *                           * *********************** *Megapo (Mexico)   49.0 * *Teleport             *
* (Portugal)         100.0 * *Austar (Australia)   100.0%*                         *Jundiai TV             * * (Russia)       30.0 *
*Marne la Vallee           * *United Wireless            *                         * (Brazil)         46.3 * ***********************
* (France)            99.0 * * (Australia)         100.0 *                         *TV Show Brasil         *
*Telekable Group           * *Telefenua (Tahiti)(2) 90.0 *                         * ("TVSB")              *
* (Austria)           95.0 * *Saturn (New Zealand)  65.0 *                         * (Fortaleza,           *
*Multi Canal               * *XYZ (Australia)       25.0 *                         * Brazil           40.0 *
* (Romania)           90.0 * *****************************                         *VTR Hipercable         *
*Tranavatel SRO            *                                                       * ("VTRH") (Chile) 34.0 *
* (Slovak Republic)   75.0 *                                                       *********************** *
*Janco (Norway)       70.2 *
*Control Cable             *
* (Romania)           51.0 *
*A2000 (Amsterdam,         *
* The Netherlands)    50.0 *
*Kabelkom (Hungary)   50.0 *
*Melita Cable (Malta) 25.0 *
*Citecable (France)   30.0 *
*Santander (Spain)    25.0 *
*Tevel (Israel)       23.3 *
*Princes Holdings          *
* ("PHL")(Ireland)    20.0 *
****************************

(1) 1n December 1997, the Company completed the purchase of Philips' 50% interest in UPC, less the ratable dilution caused by UPC's incentive option plan (see Note 6).
(2) UIH A/P owns an effective 90% economic interest in the Tahiti project. UIH A/P's economic interest will decrease to 75% and 64% once UIH A/P has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.
(3) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40% equity ownership interest in the Philippines operating company.

                      UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where it exercises majority control and owns a majority economic interest, except when the Company has temporary majority control. For six months of the nine months ended November 30, 1996, the Company accounted for Saturn Communications Limited ("Saturn") under the equity method. The Company began consolidating the operations of Saturn effective July 1, 1996. For six months of the nine months ended November 30, 1996, the Company accounted for its investments in Cablevision S.A. ("Cablevision") and Red de Television y Servicios por Cable S.A. ("STX") under the equity method, due to an expected joint venture in Chile with VTR S.A. ("VTR") wherein UIH LA contributed these interests to VTRH in September 1996. For the three and nine months ended November 30, 1997, the Company accounted for its investments in Comodoro, Trelew and Santa Fe, Argentina under the equity method, due to an expected joint venture in Argentina. This joint venture was subsequently abandoned due to the sale of these interests in October 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. All affiliated companies have calendar year-ends compared to the Company which has a fiscal year-end of February 28 (February 29 in leap years). The Company records its share of equity in income (losses) of affiliated companies or consolidates the affiliated companies based on the affiliated companies' calendar year-end results.

     In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of November 30, 1997 and the results of its operations for the three and nine months ended November 30, 1997 and 1996. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended February 28, 1997.

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

     Investments in and advances to affiliated companies are as follows:

                                                                   As of November 30, 1997
                                   ----------------------------------------------------------------------------------------------
                                     Investments in          Cumulative Equity         Cumulative
                                     and Advances to       in Income (Losses) of       Translation        Valuation
                                   Affiliated Companies    Affiliated Companies(1)     Adjustments        Allowance         Total
                                   --------------------    -----------------------     -----------        ---------         -----
EUROPE
------
UPC..............................        $150,442               $ (75,312)              $(19,189)         $   --          $ 55,941
Monor Communications.............          27,701                 (11,323)                (5,957)             --            10,421
IPS..............................          13,371                  (7,033)                    --              --             6,338

LATIN AMERICA
-------------
VTRH.............................          91,713                  (7,385)                (1,509)             --            82,819
Megapo...........................          31,243                  (1,945)                (1,306)             --            27,992
Jundiai TV.......................           6,229                  (1,257)                    --              --             4,972
United Family Communications.....           8,100                  (4,197)                    --              --             3,903
TVSB.............................           7,067                  (3,349)                    --              --             3,718
Other............................             200                      --                     --              --               200

ASIA/PACIFIC
------------
XYZ..............................          18,202(2)              (18,312)                   110              --                --
SCS..............................           8,840                    (640)                (1,871)             --             6,329
HITV.............................           6,073                     (20)                    --              --             6,053

OTHER
-----
Teleport.........................           3,119                  (1,051)                    --          (2,068)               --
                                         --------               ---------               --------         -------          --------
                                         $372,300               $(131,824)              $(29,722)        $(2,068)         $208,686
                                         ========               =========               ========         =======          ========

                      UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                     As of February 28, 1997
                                   ----------------------------------------------------------------------------------------------
                                     Investments in          Cumulative Equity         Cumulative
                                     and Advances to       in Income (Losses) of       Translation        Valuation
                                   Affiliated Companies    Affiliated Companies(1)     Adjustments        Allowance         Total
                                   --------------------    -----------------------     -----------        ---------         -----
EUROPE
------
UPC..............................        $150,442                $(40,224)              $(11,044)        $    --           $ 99,174
Monor Communications.............          27,182                  (8,221)                (4,575)             --             14,386
IPS..............................          11,187                  (4,734)                    --              --              6,453

LATIN AMERICA
-------------
VTRH.............................          82,010                  (2,122)                (1,502)             --             78,386
Megapo...........................          32,491                    (727)                (1,420)             --             30,344
Jundiai TV.......................           4,984                  (1,214)                    --              --              3,770
United Family Communications.....           1,739                     (10)                    --              --              1,729
TVSB.............................           6,132                  (2,860)                    --              --              3,272

ASIA/PACIFIC
------------
XYZ..............................          16,202(2)              (16,312)                   110              --                 --
SCS..............................           9,748                    (366)                   155              --              9,537
HITV.............................           6,073                     (16)                    --              --              6,057

OTHER
-----
Teleport.........................           3,119                  (1,051)                    --          (2,068)                --
                                         --------                --------               --------         -------           --------
                                         $351,309                $(77,857)              $(18,276)        $(2,068)          $253,108
                                         ========                ========               ========         =======           ========

(1) Does not include cumulative equity in net losses of Santa Fe, Comodoro and Trelew, Argentina of $355 as the Company sold its investments in October 1997.
(2) Includes an accrued funding obligation of $904 and $1,270 for the Company at November 30, 1997 and February 28, 1997, respectively. The Company does not have a contractual funding obligation to XYZ; however, the Company would face significant and punitive dilution if it did not make the scheduled fundings.

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

                                                                               As of                   As of
                                                                            November 30,           February 28,           Average
                                                                               1997                    1997                Life
                                                                            ------------           ------------           -------
        Subscriber premises equipment and converters.............            $156,198                $126,007                  3
        MMDS distribution facilities.............................              58,217                  57,074               5-10
        Cable distribution networks..............................              21,943                  22,795               5-10
        Furniture and fixtures...................................               2,712                   3,418               5-10
        Leasehold improvements...................................               3,376                   3,593               6-10
        Other....................................................              36,798                  35,833                3-5
                                                                              -------                 -------
                                                                              279,244                 248,720
             Accumulated depreciation............................             (70,085)                (29,378)
                                                                             --------                --------
             Net property, plant and equipment...................            $209,159                $219,342
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

                      UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SAB 51 ACCOUNTING POLICY

     Under Staff Accounting Bulletin No. 51 ("SAB 51"), the gain of $5,985 recognized by the Company upon the issuance by Saturn of newly issued shares in July 1997 in exchange for the sale of a 35% interest in Saturn was credited directly to equity (see Note 3). The Company has adopted a SAB 51 policy to record all gains as a result of stock sales by its subsidiaries in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

FOREIGN OPERATIONS

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in United States dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' (deficit) equity.

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

3.   ACQUISITIONS AND DISPOSITIONS

     In May 1997, the Company entered into an agreement with SuperCable CA, the largest cable operator in Venezuela, to sell the Company's cable television assets in Venezuela for $10,500. The Company has received $7,900 in proceeds from the sale and will receive the remaining amount in equal monthly installments through February 15, 1999.

     In July 1997, SaskTel Holdings (New Zealand), Inc. ("SaskTel") purchased a 35% equity interest in Saturn by investing approximately New Zealand $("NZ$")30,000 (US$19,600) directly into Saturn for its shares. The Company believes that SaskTel, a division of Saskatchewan Telecommunications Holdings Corporation of Saskatchewan, Canada, will contribute telephony expertise to Saturn in providing cable/telephony service in the Wellington, New Zealand area.

     In October 1997, the Company completed the sale of all of its cable television assets in Argentina, including the regions of Bahia Blanca, Comodoro, Trelew and Santa Fe. The sale price for Bahia Blanca, Comodoro, Trelew and Santa Fe collectively was $268,200, $25,300 of which consisted of remaining purchase money notes payable to sellers which were assumed by the buyers from the Company's original acquisition of Bahia Blanca in October 1996 and Comodoro, Trelew and Santa Fe in April 1997. From this net sales price of $242,900, $29,600 was paid directly by the buyers to other minority interest shareholders, resulting in net proceeds to the Company of approximately $213,300. The payment

                      UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was received in full in cash, except for a total of $11,250 placed in escrow, subject to the verification of the total number of subscribers and the liabilities existing at closing. The Company's net investment in its Argentine assets as of the closing date was $114,300, resulting in a gain on the transaction (after transaction costs and estimated post-closing adjustments) of $91,600. Under the terms of its lending arrangements with a group of banks, the Company repaid from the proceeds of the sale all of its outstanding indebtedness under its bridge loan facility totaling $110,000 plus accrued interest.

     The following unaudited pro forma condensed consolidated operating results for the three and nine months ended November 30, 1997 and 1996 give effect to the sale of Bahia Blanca, Comodoro, Trelew and Santa Fe as if each had occurred at the beginning of each period presented. This consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable under current circumstances:

                                                                       For the Three Months Ended      For the Nine Months Ended
                                                                              November 30,                     November 30,
                                                                       --------------------------      -------------------------
                                                                          1997            1996            1997            1996
                                                                       --------        ----------      ---------        --------
Total revenue:
     Historical ................................................       $ 23,474        $  7,576        $  68,571        $ 14,633
     Pro Forma .................................................       $ 18,889        $  7,576        $  50,944        $ 14,633

Net operating loss:
     Historical ................................................       $(36,680)       $(19,757)       $ (98,068)       $(48,157)
     Pro Forma .................................................       $(36,526)       $(19,757)       $ (98,705)       $(48,157)

Net income (loss):
     Historical.................................................       $  2,053        $(49,396)       $(158,059)       $(59,244)
     Pro Forma .................................................       $(91,133)       $(49,396)       $(246,115)       $(59,244)

Net income (loss) per common share:
     Historical.................................................       $   0.05        $  (1.27)       $   (4.03)       $  (1.52)
     Pro Forma .................................................       $  (2.32)       $  (1.27)       $   (6.28)       $  (1.52)


4.   NOTE PAYABLE

     On April 24, 1997, UIH LA entered into a credit agreement with a bank for a loan of up to $125,000 for a term of nine months, extendible up to a maximum of 18 months at an interest rate of LIBOR plus 6% (the "UIH LA Credit Agreement"). In October 1997, UIH LA repaid the outstanding balance of $110,000 under this credit agreement with the proceeds from the sale of the Company's Argentine assets (see Note 3).

     On November 25, 1997, UIH LA entered into an amended and restated credit agreement with a bank for a revolving credit facility of up to $40,000 (the "UIH LA Revolving Credit Facility"). Borrowings under this facility must be repaid within 12 months and bear interest at a rate of LIBOR plus 3.5%. The facility is extendable up to 18 months with (i) an increase in the interest rate of 50 basis points for each three-month period it is extended beyond the initial 12-month term and (ii) cash fees of 0.75% and 1.50% if it is extended to 15 and 18 months, respectively. The borrowings under the UIH LA Revolving Credit Facility are secured by all of UIH LA's capital stock and substantially all of its assets. In addition, UIH LA must maintain a restricted cash balance of $3,500. As of November 30, 1997, UIH LA had borrowed $38,000 under this facility. Under the terms of the UIH LA Revolving Credit Facility, UIH LA must use any proceeds from the sale of Latin American assets to repay this note. Proceeds from the loan were paid as a dividend by UIH LA to the Company and were primarily used by the Company to fund the acquisition of Philips' interest in UPC (see Note 6).

                      UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.   SENIOR SECURED NOTES AND OTHER DEBT

     Debt consists of the following:

                                                                                                      As of                 As of
                                                                                                   November 30,         February 28,
                                                                                                      1997                  1997
                                                                                                   ------------         -----------
     November 1994 14% senior secured discount notes, net of unamortized discount..............     $295,676              $264,985
     November 1995 14% senior secured discount notes, net of unamortized discount..............       99,755                90,161
     February 1996 14% senior secured discount notes, net of unamortized discount..............       60,164                55,193
     May 1996 14.75% UIH A/P senior discount notes, net of unamortized discount................      272,094               245,182
     September 1997 14.75%  UIH A/P senior discount notes, net of unamortized discount.........       29,982                    --
     Austar Bank Facility (as defined below)...................................................       63,144                    --
     Note payable to a company, interest at 1.5% above the rate  published by a certain Chilean bank, principal and interest due quarterly until June
          1998, secured by shares of STX.......................................................        2,880                 5,447
     Capitalized lease obligations.............................................................        3,990                 4,959
     Mortgage note, interest at 7.885%, 7 year term............................................        1,158                 1,464
     Other.....................................................................................        1,214                 9,114
                                                                                                    --------              --------
                                                                                                     830,057               676,505
               Less current portion............................................................       (4,181)               (4,965)
                                                                                                    --------              --------
               Total senior secured notes and other debt.......................................     $825,876              $671,540
                                                                                                    ========              ========

     The $295,676 of 14% senior secured notes were issued in November 1994 at a discount from their principal amount of $394,000 and accrete interest at a rate of 15.24% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $99,755 of 14% senior secured notes were issued in November 1995 at a discount from their principal amount of $130,000 and accrete interest at a rate of 14% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $60,164 of 14% senior secured notes were issued in February 1996 at a discount from their principal amount of $75,350 and accrete interest at a rate of 11.875% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999.

     The $272,094 of 14% UIH A/P senior notes were issued in May 1996 at a discount from their principal amount of $443,000. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. These senior notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as UIH A/P consummates an issuance of its capital stock resulting in gross proceeds to UIH A/P of at least $70,000 (an "Equity Sale"). Due to this increase in the interest rates, these senior notes will accrete to a principal amount of $455,574 if an Equity Sale is not consummated prior to maturity.

     The $29,982 of 14% UIH A/P senior notes were issued in September 1997 at a discount from their principal amount of $45,000. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. These senior notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as UIH A/P consummates an Equity Sale. Due to this increase in interest rates, these senior notes will accrete to a principal amount of $46,277 if an Equity Sale is not consummated prior to maturity.

     On November 17, 1997, UIH A/P issued warrants to purchase 488,000 shares of UIH A/P common stock, which represented 3.4% of UIH A/P's common stock, because UIH A/P did not consummate an Equity Sale prior to November 16, 1997. The warrants were issued pursuant to the terms of the indentures governing the UIH A/P senior notes. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5,100 upon exercise. The warrants are exercisable through May 15, 2006.

                      UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In July 1997, Austar secured a financing facility from a bank for a senior syndicated term debt facility in the amount of Australian $("A$")200,000 (US$155,000) (the "Austar Bank Facility"). The proceeds of the Austar Bank Facility will be used to fund Austar's construction and subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility available upon the contribution of additional equity on a 2:1 debt-to-equity basis and (iii) A$90,000 term loan facility, which will be available on the basis of Austar having achieved minimum subscriber and operating cash flow levels. The maximum amount of equity required in (ii) above would be A$30,000, which had been contributed as of November 30, 1997. The cash advance and term loan facilities are fully repayable pursuant to an amortization schedule beginning December 31, 2001 and ending June 30, 2004. As of September 30, 1997, Austar had drawn A$87,000 (US$63,144 converted using the September 30, 1997 exchange rate) on the Austar Bank Facility.

6.   SUBSEQUENT EVENTS

     On December 11, 1997, the Company acquired from Philips its entire interest in UPC (which is now known as United Pan-Europe Communications N.V.) (the "UPC Transaction"). Prior to the UPC Transaction, the Company and Philips each owned 50% of UPC, except for shares held by a foundation benefiting UPC employees and management pursuant to UPC's equity incentive plans. In addition to purchasing a portion of Philips' interest in UPC, as part of the UPC Transaction, (i) UPC purchased 3.17 million shares of Class A Common Stock of the Company held by Philips, (ii) the Company purchased part of the accreted amount of UPC's 9.96% Series A and 10.03% Series B Convertible Pay-in-Kind Notes (the "PIK Notes"), which UIH redeemed for shares of UPC, (iii) UPC repaid to Philips the remaining accreted amount of the PIK Notes, (iv) UPC repurchased a portion of Philips' interest in UPC, and (v) the Company invested $7,500 into UPC, with UPC in turn making a payment of that amount to Philips in lieu of the issuance of a stock appreciation right by UPC. The final purchase price (excluding transaction-related costs) was $425,200, comprised of $168,700 for the purchase by the Company and repayment by UPC of UPC's PIK Notes, $33,200 allocated to the purchase by UPC of 3.17 million shares of the Company's Class A Common Stock, and $223,300 allocated to the purchase of Philips' interest in UPC. The UPC Transaction was funded by a long-term revolving credit facility through UPC with a syndicate of banks (the "Tranche A Facility") ($151,500), a bridge bank facility through a subsidiary of UPC (the "Tranche B Facility") ($111,200), and an equity investment by the Company of $162,500. UPC borrowed an additional amount on its Tranche A Facility to refinance existing debt and to pay transaction costs.

     Until December 1997, the Company held a 98% interest in UAP. The remaining portion of UAP was owned by Kiwi Cable Company BVI, Ltd. ("Kiwi"), UAP's former partner in its New Zealand system, who exchanged its 50% interest in Saturn for a 2% interest in UAP. In December 1997, the Company purchased from Kiwi the remaining 2% interest in UAP for a purchase price of $600. In connection with such acquisition, the Company granted Kiwi a six-month option to repurchase the 2% interest at a purchase price equal to $600 plus interest through the repurchase date at a rate of 14% per annum.

     On January 7, 1998, the Company initiated a tender offer to repurchase all of its outstanding 14% senior secured notes due November 1999. The total accreted amount of senior secured notes outstanding is expected to be approximately $471,000 as of the expiration date of February 4, 1998 compared to the tender price of approximately $531,000 as of that date, assuming 100% participation in the tender offer. The tender offer is contingent upon the successful completion of replacement financing, and is subject to a minimum participation rate of 90%, which the Company may waive.

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

     The Company conducts no operations other than through its operating companies in which it holds varying interests. Because the operating companies have, since inception, been engaged primarily in organizational, start-up and construction activities, the Company believes that its historical results of operations discussed herein are not indicative of the results of operations which will follow the completion of construction and initial marketing of service by the operating companies. In addition, effective December 11, 1997, the Company will begin consolidating UPC, which will dramatically affect the future results of operations of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's expenditures to date have been made in developing multi-channel television, programming and telephony operations in foreign countries. Except for the Company's working capital requirements, the Company's future cash needs will depend on management's acquisition and development decisions. The Company does not expect any operating company to pay dividends in the foreseeable future and accordingly does not expect any distributions to be made by any affiliates, many of which are restricted due to existing loan agreements. The indentures governing UIH A/P's senior notes permit dividends to be paid from UIH A/P to the Company only if certain financial conditions are met; however, these conditions are not presently being met.

     The Company incurred a net loss during the nine months ended November 30, 1997 of $158,059, which includes non-cash items such as depreciation and amortization expense totaling $61,953 and accretion of interest on the UIH and UIH A/P senior notes and amortization of debt offering costs totaling $80,562.

     Cash and cash equivalents increased $142,022 from $68,784 as of February 28, 1997 to $210,806 as of November 30, 1997. Principal sources of cash during the nine months ended November 30, 1997 included $211,125 from the sale of the Company's Argentine cable systems, $110,000 of borrowings under the UIH LA Credit Agreement, $65,971 of borrowings on the Austar Bank Facility, $38,000 from the UIH LA Revolving Credit Facility, net proceeds from the net change in short-term investments of $42,123, $29,925 gross proceeds from the issuance of the UIH A/P senior notes in September 1997, $20,336 from the purchase of a 35% interest in Saturn by Sasktel and $19,509 of repayments on notes receivable and other sources.

     During the nine months ended November 30, 1997, cash was used principally for repayment of debt under the UIH LA Credit Agreement of $110,000, purchases of property, plant and equipment totaling $74,504 to continue the build-out of existing projects, primarily Austar, payments on the Company's seller notes for Comodoro, Trelew, Santa Fe and Bahia Blanca, Argentina totaling $46,351, investments in the Company's affiliated companies totaling $29,969, payment of construction payables that existed as of February 28, 1997 totaling $29,385, cash contributed towards the purchase of the Company's interests in Comodoro, Trelew and Santa Fe, Argentina totaling $26,570, debt financing costs of $39,253 and other uses, and the funding of operating activities of $38,935 during the period.

     The Company incurred a net loss during the nine months ended November 30, 1996 of $59,244, which includes non-cash items such as depreciation and amortization expense totaling $16,773 and accretion of interest on the UIH and UIH A/P senior notes and amortization of debt offering costs totaling $53,574.

     Cash and cash equivalents increased $25,488 from $112,218 as of February 29, 1996 to $137,706 as of November 30, 1996. Principal sources of cash during this period included $225,115 gross proceeds from the issuance of the UIH A/P senior notes in May 1996, $78,098 from the sale of Net Sao Paulo, which was satisfied with $43,098 in cash at closing and $35,000 in payments on a note receivable, $19,795 of an increase in construction payables and $28,444 of repayments on other notes receivable and other sources.

     During the nine months ended November 30, 1996, cash was used principally for the purchase of property, plant and equipment totaling $118,749 to construct Austar's and Telefenua's systems, the purchase of net short-term investments of $51,262, the purchases of (i) an additional 35% equity interest in STX for cash of $23,292 and a note payable of $7,263 and (ii) a 100% interest in Bahia Blanca for cash of $26,382 and a note payable of $26,138, investments in the Company's affiliated companies totaling $44,540, $37,356 of repayments on other debt, offering costs and other uses, and the funding of operating activities of $24,383 during the period.

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

                                                                                Projected Fundings
                                                         ------------------------------------------------------------
                                                           Total               Portion                  Remaining
                                                         Expected           Funded as of                  as of
Operating System             Type of Project             Fundings         November 30, 1997         November 30, 1997
----------------             ---------------             --------         -----------------         -----------------
UPC                          Cable systems               $171,059              $171,059                  $   --
Monor Communications         Telephony/cable systems       26,580                26,580                      --
IPS                          Programming                   12,864                12,864                      --
Tara Television              Programming                   10,142                 6,232                   3,910
                                                         --------              --------                  ------
                                                         $220,645              $216,735                  $3,910
                                                         ========              ========                  ======

     On December 11, 1997, the Company contributed $162,500 to UPC as part of the UPC Transaction (see Note 6). The Company currently does not expect to contribute additional capital to UPC for its on-going operating or development requirements, as UPC will finance its operating systems and development opportunities with its operating cash flow and cash on hand, as well as possible equity and debt financings, including the Tranche A Facility (see Note 6). At this time, the Company does not know which acquisition or other development projects UPC will pursue and is unable to estimate the amount of funds that will be necessary for UPC to develop the projects it chooses to pursue.

     In addition, the Company had total expected fundings of $4,780 related to Teleport. As of November 30, 1997, the Company had remaining projected fundings of $2,039, representing the Company's guarantee of affiliate debt. The Company has agreed to terminate its investment in Teleport and is expected to fund the remaining $2,039 during the fourth quarter of fiscal 1998.

     The following table summarizes UIH LA's remaining projected funding requirements for its projects:

                                                                                   Projected Fundings
                                                               ------------------------------------------------------------
                                                                 Total                 Portion                Remaining
                                                                Expected             Funded as of               as of
Operating System                    Type of Project             Fundings          November 30, 1997       November 30, 1997
----------------                    ---------------             --------          -----------------       -----------------
VTRH                                Cable systems               $ 94,243              $ 91,360                 $ 2,883(1)
Megapo                              Cable systems                 30,785                30,785                      --
United Family Communications        Programming                   21,300                 7,660                  13,640
Cable Star                          Cable system                  12,839                 6,906                   5,933
TVSB                                MMDS                           8,060                 6,060                   2,000
Jundiai TV                          Cable system                   5,841                 5,841                      --
TV Cable SRL                        Cable system                     850                   798                      52
                                                                --------              --------                 -------
                                                                $173,918              $149,410                 $24,508
                                                                ========              ========                 =======

(1) In 1998, the Company has an option to increase its ownership interest VTRH to 50% based upon a revaluation of the properties contributed. Thus, the Company could fund additional amounts to increase its ownership percentage (subject to maximum and minimum values) of the joint venture.

     In October 1997, UIH LA repaid the outstanding balance of $110,000 under the UIH LA Credit Agreement with the proceeds from the sale of the Argentine assets. In November 1997, UIH LA entered into an amended and restated credit agreement with a bank for a revolving credit facility of up to $40,000. As of November 30, 1997, UIH LA had borrowed $38,000 on this facility. UIH LA will fund the majority of its remaining project requirements through proceeds from the sale of certain non-core assets and/or proceeds from further investments by UIH or other financial or strategic partners.

     The  following  table   summarizes   UAP's  remaining   projected   funding
requirements for its projects:

                                                                                    Projected Fundings
                                                                 ----------------------------------------------------------
                                                                  Total                Portion               Remaining
                                                                 Expected            Funded as of              as of
Operating System                    Type of Project              Fundings          November 30, 1997      November 30, 1997
----------------                    ---------------              --------          -----------------      -----------------
AUSTRALIA/PACIFIC:
   Austar                           MMDS/DTH system              $330,778             $214,378               $116,400(1)
   Saturn                           Cable system                   80,095               28,376                 51,719
   Telefenua                        MMDS                           17,400               16,737                    663
   XYZ                              Programming                    15,000               13,675                  1,325
   United Wireless                  Mobile data services            8,226                7,637                    589
OTHER UAP PROJECTS:
   SCS                              Cable system                   14,038                9,442                  4,596
   HITV                             Microwave relay network         6,600                5,980                    620
                                                                 --------             --------               --------
                                                                 $472,137             $296,225               $175,912
                                                                 ========             ========               ========

(1) The remaining fundings for Austar include the Company's portion as well as future amounts expected from the Austar Bank Facility. If Austar does not secure the expected financing, UAP may raise additional capital through capital contributions from the Company, further issuances of debt either by UAP, UIH A/P or its operating companies, by the sale of all or a part of its equity in certain of its operating subsidiaries or through the exercise of the 488,000 warrants issued in November 1997, which would result in proceeds of approximately $5,100 upon exercise.

    In September 1997, UIH A/P issued an additional $45,000 aggregate principal amount of its 14% senior discount notes due 2006. Gross proceeds from the sale of these notes totaled $29,925. UIH A/P plans to use the proceeds from the sale to fund capital expenditure and working capital requirements of its subsidiaries and affiliates as permitted by the terms of the UIH A/P indentures.

     To the extent the operating companies in the Asia/Pacific region fund their construction and other costs through project financing, UAP's portion of estimated additional funding would be reduced proportionately. In addition to the Austar Bank Facility and cash on hand, UAP may raise additional capital through capital contributions from the Company, further issuances of debt either by UAP, UIH A/P or its operating companies, or by the sale of all or a part of its equity in certain of its operating subsidiaries. The Company is negotiating to sell all or a portion of its interest in Telefenua, the proceeds of which would be used to fund its other businesses. There can be no assurance that the Company will be successful in completing this sale. Both UIH A/P's indentures and UIH's indentures place restrictions on UAP and certain of its subsidiaries with respect to the amount of additional debt each may incur. UIH A/P and all of its operating companies are currently restricted under the UIH indentures. UIH A/P, Austar and Telefenua are restricted under UIH A/P's indentures. The restrictions imposed by the indentures will be eliminated upon the retirement of UIH's notes at their maturity in November 1999 and upon retirement of UIH A/P's notes at their maturity in May 2006.

     Because the Company and UIH A/P do not currently have positive cash flow, their ability to repay their obligations on the senior notes at maturity will be dependent on developing one or more sources of cash prior to the maturities of their respective senior notes. The Company may (i) seek to refinance all or a portion of the senior notes at maturity through sales of additional debt or equity securities of the Company, (ii) seek to sell all or a portion of its interests in one or more of its affiliated companies, (iii) negotiate with its current financial and strategic partners to permit the cash produced by its affiliated companies to be distributed to equity holders rather than reinvested in the businesses of such affiliated companies, and/or (iv) seek to invest in companies that will make substantial cash distributions on or before the maturity of the senior notes.

     Australis Media Limited ("Australis"), Austar's primary supplier of programming, has engaged in a rapid roll-out of service that has required a significant amount of capital and has strained its liquidity. In December 1997, Australis secured a $20,000 note to meet its short-term funding needs. If Australis is unable to make arrangements to satisfy its long-term capital needs, Australis may have difficulty meeting contractual obligations with respect to the four non-XYZ Galaxy channels distributed directly by Australis. The Company believes that if Austar is no longer able to obtain the four Galaxy channels provided by Australis on an exclusive basis and the Company is required to seek replacement programming, it could have access to the same programming directly from the suppliers of such four Galaxy channels or sufficient alternative programming on competitive terms.

RESULTS OF OPERATIONS

SERVICE AND OTHER REVENUE. The Company's service and other revenue increased $15,910 and $53,842 for the three and nine months ended November 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                                       For the Three Months Ended       For the Nine Months Ended
                                                                              November 30,                    November 30,
                                                                       --------------------------      ----------------------------
                                                                         1997              1996          1997                1996
                                                                       -------            ------       -------             -------
     Asia/Pacific.................................................     $18,341            $7,350       $49,052             $13,220
     Latin America................................................       5,000                89        18,648                 573
     Europe and other.............................................          19                11            19                  84
                                                                       -------            ------       -------             -------
          Total service and other revenue.........................     $23,360            $7,450       $67,719             $13,877
                                                                       =======            ======       =======             =======

     ASIA/PACIFIC
     ------------

     AUSTAR

         Service and other revenue for Austar increased $10,568, or 164.7%, from $6,418 for the three months ended September 30, 1996 to $16,986 for the three months ended September 30, 1997. This increase was primarily due to subscriber growth (178,832 at September 30, 1997 compared to 60,276 at September 30, 1996) as Austar continues to roll-out its services.

         Service and other revenue for Austar increased $34,966, or 331.6%, from $10,544 for the nine months ended September 30, 1996 to $45,510 for the nine months ended September 30, 1997. This increase is due to the aforementioned subscriber growth.

     SATURN

         The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no service revenue for Saturn for the six months ended June 30, 1996. For the three and nine months ended September 30, 1997, Saturn reported service revenue of $133 and $314, respectively, compared with service revenue of $44 and $148 for the corresponding periods in 1996. The increase each period was primarily due to an increase in subscribers (2,829 at September 30, 1997 compared to 1,235 at September 30, 1996).

     TELEFENUA

         Telefenua's service revenue increased to $1,088 and $2,963 from $893 and $2,632 for the three and nine months ended September 30, 1997 and 1996, respectively. The increase was primarily attributable to subscriber growth (6,257 at September 30, 1997 compared to 4,678 at September 30, 1996).

     LATIN AMERICA
     -------------

         The Company consolidated the results of Bahia Blanca effective November 1, 1996 through the eight months ended August 31, 1997. Accordingly, the Company reported no revenue for Bahia Blanca for the three and nine months ended September 30, 1996. Bahia Blanca's revenue, consisting primarily of service fees, was $4,584 and $17,627 for the three and nine months ended

     September 30, 1997. The remainder of Latin America's revenue for the three and nine months ended September 30, 1997, totaling $416 and $1,021, was attributable to TV Cable SRL and Cable Star.

MANAGEMENT FEE INCOME FROM RELATED PARTIES. Management fee income decreased $12 and increased $96 during the three and nine months ended November 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                                       For the Three Months Ended        For the Nine Months Ended
                                                                              November 30,                      November 30,
                                                                       --------------------------        --------------------------
                                                                        1997               1996           1997                1996
                                                                       ------             ------         ------              ------
     Asia/Pacific.................................................      $200               $(11)          $321                $152
     Latin America................................................       (25)                52            456                 408
     Europe and other.............................................       (61)                85             75                 196
                                                                        ----               ----           ----                ----
          Total management fee income from related parties........      $114               $126           $852                $756
                                                                        ====               ====           ====                ====

     The decrease in management fee revenue for the three months ended November 30, 1997 was due to an adjustment for the elimination of management fee revenue from related parties.

SYSTEM OPERATING EXPENSE. System operating expense increased $10,708 and $31,295 during the three and nine months ended November 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                                       For the Three Months Ended        For the Nine Months Ended
                                                                              November 30,                      November 30,
                                                                       --------------------------        --------------------------
                                                                        1997               1996           1997                1996
                                                                       ------             ------         ------              ------

     Asia/Pacific.................................................     $12,996            $6,239         $34,060            $12,983
     Latin America................................................       3,396               173           8,778                392
     Europe and other.............................................         932               204           2,382                550
                                                                       -------            ------         -------            -------
          Total system operating expense..........................     $17,324            $6,616         $45,220            $13,925
                                                                       =======            ======         =======            =======

     ASIA/PACIFIC
     ------------

     AUSTAR

         Operating expense for Austar increased $6,545, or 135.5%, from $4,830 for the three months ended September 30, 1996 to $11,375 for the three months ended September 30, 1997. This increase was due to an increase in satellite programming fees and copyright costs totaling $4,088 which corresponds to the increase in subscribers and additional basic programming services, an increase in salaries and benefits of $206 as a result of additional personnel to support Austar's launch of local and state offices in its markets, an increase in customer subscriber management expenses of $914 related to volume increases in billing and collections, with the remainder due to increases in system travel, maintenance, vehicle costs and management fees.

         Operating expense for Austar increased $19,730, or 195.1%, from $10,111 for the nine months ended September 30, 1996 to $29,841 for the nine months ended September 30, 1997. This increase was due to an increase in satellite programming fees and copyright costs totaling $12,108 which corresponds to the increase in subscribers and additional basic programming services, an increase in salaries and benefits of $1,677 as a result of additional personnel to support Austar's launch of local and state offices in its markets, an increase in customer subscriber management expenses of $2,259 related to volume increases in billing and collections, with the remainder due to increases in system travel, maintenance, vehicle costs and management fees.

         Austar is experiencing high operating expense relative to service revenue due to certain fixed operating expenses. Austar expects operating expense as a percentage of service revenue to decline as start-up costs decrease and as certain fixed operating expenses are spread over expected increases in service revenues.

    SATURN

         The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no operating expense for Saturn for the six months ended June 30, 1996. For the three and nine months ended September 30, 1997, Saturn reported system operating expense of $802 and $2,461, respectively, compared with system operating expense of $599 and $1,319 for the corresponding periods in 1996. System operating personnel expenses decreased $85 and increased $296 for the three and nine months ended September 30, 1997, respectively, in order to support Saturn's build-out of its hybrid fiber coaxial network in the Wellington area.

     TELEFENUA

         Operating expense at Telefenua decreased to $566 and $1,451 for the three and nine month periods ended September 30, 1997, respectively, from $569 and $1,642 for the corresponding periods in 1996. These decreases were primarily due to decreases in technical-related repairs and maintenance costs as well as a weakening in the local currency, partially offset by increased programming costs associated with the increase in subscribers.

     LATIN AMERICA
     -------------

         The Company consolidated the results of Bahia Blanca effective November 1, 1996 through the eight months ended August 31, 1997. Accordingly, the Company reported no system operating expense for the three and nine months ended September 30, 1996. Bahia Blanca's system operating expense for the three and nine months ended September 30, 1997 was $3,184 and $8,077, respectively, consisting primarily of programming expenses and salaries.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense increased $6,289 and $24,437 during the three and nine months ended November 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                                      For the Three Months Ended       For the Nine  Months Ended
                                                                               November 30,                    November 30,
                                                                      ---------------------------      --------------------------
                                                                         1997              1996          1997               1996
                                                                       --------           -------      -------            -------
     Asia/Pacific.................................................     $14,220            $9,383       $37,025            $19,625
     Latin America................................................       1,468               146         6,385                403
     Europe and other.............................................         411               281         1,612                557
                                                                       -------            ------       -------            -------
          Total system selling, general and
            administrative expense................................     $16,099            $9,810       $45,022            $20,585
                                                                       =======            ======       =======            =======

     ASIA/PACIFIC
     ------------

     AUSTAR

         System selling, general and administrative expense for Austar increased $4,819, or 64.4%, from $7,482 for the three months ended September 30, 1996 to $12,301 for the three months ended September 30, 1997. This increase was primarily due to an increase in salaries associated with the National Customer Operations Center and Austar's corporate headquarters of $1,519 as a result of additional personnel necessary to support the increase in subscribers, an increase in marketing costs related to print, radio and television advertisements of $1,484 associated with subscriber acquisition and an increase in direct sales commissions of $393 due to subscriber growth. In addition, $855 of the increase related to one-time charges for the restructuring and consolidation of various regional offices.

         System selling, general and administrative expense for Austar increased $15,605, or 95.7%, from $16,305 for the nine months ended September 30, 1996 to $31,910 for the nine months ended September 30, 1997. This increase was primarily due to an increase in salaries associated with the National Customer Operations Center and Austar's corporate headquarters of $5,526 as a result of additional personnel necessary to support the increase in subscribers, an increase in marketing costs related to print, radio and television advertisements of $4,413 associated with subscriber acquisition and an increase in direct sales commission of $2,261 due to subscriber growth. In addition, $855 of the increase related to one-time charges for the restructuring and consolidation of various regional offices.

         Austar expects that system selling, general and administrative expense as a percentage of service revenue will continue to decline over the remainder of 1997 as certain fixed expenses are spread over expected increases in service revenues.

     SATURN

         The Company began consolidating the results of Saturn effective July 1, 1996. Accordingly, the Company reported no system selling, general and administrative expense for Saturn for the six months ended June 30, 1996. Saturn's system selling, general and administrative expense was $934 and $2,330 for the three and nine months ended September 30, 1997, respectively, compared to $889 and $1,690 for the comparable periods in 1996. System selling and marketing salaries and expenses increased $111 and $524 for the three and nine months ended September 30, 1997, respectively, related to increases in direct sales commissions due to subscriber growth and marketing/promotion costs for subscriber acquisition.

     TELEFENUA

         System selling, general and administrative expense consolidated by the Company from Telefenua decreased to $492 and $1,503 for the three and nine months ended September 30, 1997, respectively, from $691 and $1,959 for the same periods in the prior year. These decreases were primarily due to a reduction in marketing costs during 1997 as well as a weakening of the local currency.

     LATIN AMERICA
     -------------

         The Company consolidated the results of Bahia Blanca effective November 1, 1996 through the eight months ended August 31, 1997. Accordingly, the Company reported no system general and administrative expense for Bahia Blanca for the three and nine months ended September 30, 1996. Bahia Blanca's system general and administrative expense for the three and nine months ended September 30, 1997 was $1,231 and $5,626, respectively, consisting primarily of marketing-related costs and salaries with the remainder consisting of billing, office and utility costs.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense increased $764 and $2,937 during the three and nine months ended November 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. The increase was primarily attributable to professional services incurred in connection with the lawsuit against the Wharf group of companies, professional services incurred in connection with the letter of intent and the closing of the UPC Transaction and charges related to employee severance agreements.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $15,060 and $45,180 during the three and nine months ended November 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. The increase was due to depreciation on a larger fixed asset base as the operating companies, particularly Austar, expand their networks and due to depreciation and purchased goodwill amortization associated with the consolidation of Bahia Blanca effective November 1, 1996 through the eight months ended August 31, 1997.

EQUITY IN LOSSES OF AFFILIATED COMPANIES, NET. The Company recognized net equity in losses of affiliated companies of $15,979 and $53,521 for the three and nine months ended November 30, 1997, respectively, compared to $11,483 and $33,224 for the same periods in the prior year as follows:

                                                Three Months Ended November 30, 1997        Three Months Ended November 30, 1996
                                               --------------------------------------      ---------------------------------------
                                                Company                Equity in            Company                Equity in
                                               Ownership           Income (Losses) of      Ownership           Income (Losses) of
                                               Interest          Affiliated Companies      Interest           Affiliated Companies
                                               ---------         --------------------      ---------          --------------------
EUROPE
   UPC.....................................      50.0%                $ (9,924)               50.0%                $ (5,058)
   Monor Communications....................      48.6%                    (468)               48.6%                    (237)
   IPS.....................................      33.5%                    (544)               33.5%                  (1,066)

LATIN AMERICA
   United Family Communications............      50.0%                  (2,546)                  --                      --
   Megapo..................................      49.0%                    (909)               49.0%                     (50)
   TVSB....................................      40.0%                    (141)               40.0%                    (306)
   VTRH(1).................................      34.0%                  (1,373)               34.0%                  (1,965)
   Cablevision(1)..........................         --                      --                   --                  (1,073)
   STX(1)..................................         --                      --                   --                     520

ASIA/PACIFIC
   XYZ.....................................      25.0%                    (557)               25.0%                  (1,932)

OTHER......................................   40.0-49.0%                   483             40.0-49.0%                  (316)
                                                                      --------                                      -------
   Total equity in losses of affiliated
      companies, net.......................                           $(15,979)                                    $(11,483)
                                                                      ========                                     ========

                                                Nine Months Ended November 30, 1997         Nine Months Ended November 30, 1996
                                               --------------------------------------      ---------------------------------------
                                                Company                Equity in            Company                Equity in
                                               Ownership           Income (Losses) of      Ownership           Income (Losses) of
                                               Interest          Affiliated Companies      Interest           Affiliated Companies
                                               ---------         --------------------      ---------          --------------------
 EUROPE
   UPC.....................................      50.0%                $(35,088)              50.0%                 $(16,226)
   Monor Communications....................      48.6%                  (2,840)              48.6%                   (1,424)
   IPS.....................................      33.5%                  (2,228)              33.5%                   (2,999)

LATIN AMERICA
   United Family Communications............      50.0%                  (4,186)                 --                      --
   Megapo..................................      49.0%                  (1,103)              49.0%                     (258)
   TVSB....................................      40.0%                    (410)              40.0%                   (1,083)
   VTRH(1).................................      34.0%                  (5,140)              34.0%                   (1,965)
   Cablevision(1)..........................         --                      --                  --                   (2,687)
   STX(1)..................................         --                      --                  --                    1,050
   Net Sao Paulo(2)........................         --                      --                  --                   (1,649)

ASIA/PACIFIC
   Saturn(3)...............................         --                      --              100.0%                     (928)
   XYZ.....................................      25.0%                  (2,000)              25.0%                   (3,571)

OTHER......................................   40.0-49.0%                  (526)           40.0-49.0%                 (1,484)
                                                                      --------                                     --------
   Total equity in losses of affiliated
     companies, net........................                           $(53,521)                                    $(33,224)
                                                                      ========                                     ========

(1) The Company contributed its interests in STX and Cablevision to its joint venture VTRH effective September 1, 1996.
(2) In August 1996, the Company sold its interest in Net Sao Paulo for $78,098 and recognized a gain of $65,260 on the sale.
(3) In July 1996, UIH A/P increased its ownership interest in Saturn to 100%. In exchange for acquiring the additional 50% interest, the Company issued to Saturn's other shareholder a 2% interest in UAP.

     RESULTS OF OPERATIONS - UPC
     ---------------------------

     REVENUE. During the nine months ended September 30, 1997, as compared to September 30, 1996, revenue increased $25,628 to $128,898 from $103,270, a 24.8% increase. A substantial portion of this increase was directly attributable to the increase in ownership of Norkabelgruppen AS ("Norkabel") and the acquisition of Janco Kabel-TV AS ("Janco") in Norway. Norkabel was acquired effective October 1, 1996 and Janco was acquired effective January 1, 1997, and were not included in the September 30, 1996 results. The remaining increase in revenue was comprised of increased revenue in Austria and the Czech Republic from subscriber growth and in the Netherlands from an increase in the average revenue per subscriber. In addition, revenue for the period ended September 30, 1997 includes revenue from several of UPC's development systems including Portugal, France, the Slovak Republic and Romania which were not included in the September 30, 1996 operating results. The increase in revenue was negatively impacted by $20,840 due to fluctuations in exchange rates between 1996 and 1997.

     OPERATING AND GENERAL AND ADMINISTRATIVE EXPENSE. During the nine months ended September 30, 1997, as compared to September 30, 1996, operating and general and administrative expense excluding depreciation increased $24,136 to $91,413 from $67,277, a 35.9% increase. A substantial portion of this increase was directly attributable to the increase in ownership in Norkabel and the acquisition of Janco which were not included in the September 30, 1996 results. The remaining increase was comprised primarily of operating expenses related to development systems in Portugal, France, the Slovak Republic and Romania. In addition, operating expenses during the nine months ended September 30, 1997, as compared to September 30, 1996, included expenses related to the introduction of new services including tier programming in Austria, Belgium and the Netherlands and data services in Austria and Belgium. During the nine months ended September 30, 1997, UPC also established a reserve for its investment in Portugal of $5,155. The increase in operating expense was positively impacted by $14,779 due to fluctuations in exchange rates between 1996 and 1997.

     NET OPERATING INCOME BEFORE DEPRECIATION AND AMORTIZATION. During the nine months ended September 30, 1997, as compared to September 30, 1996, net operating income increased $1,492 to $37,485 from $35,993, a 4.1% increase. A substantial portion of this increase was directly attributable to the increase in ownership in Norkabel and the acquisition of Janco, which was offset by net operating losses in Portugal, France and the Slovak Republic. The increase in net operating income was negatively impacted by $6,061 due to fluctuations in exchange rates between 1996 and 1997.

     DEPRECIATION AND AMORTIZATION EXPENSE. During the nine months ended September 30, 1997, as compared to September 30, 1996, depreciation and amortization expense increased $15,979 to $56,096 from $40,117, the majority of which was directly attributable to the increase in ownership in Norkabel and the acquisition of Janco with the remainder attributable to new development systems. This increase was positively impacted by $9,069 due to fluctuations in exchange rates between 1996 and 1997.

     FOREIGN EXCHANGE LOSS. During the nine months ended September 30, 1997 and 1996, UPC recognized $20,258 and $7,287, respectively, in foreign exchange losses related to the convertible loan notes due to Philips. These notes are denominated in U.S. dollars; the increase in the loss was attributable to the U.S. dollar to Dutch guilder exchange rate movement.

     FINANCE EXPENSE. During the nine months ended September 30, 1997 and 1996, finance expense increased $11,266 to $24,143 from $12,877 due to debt acquired with the increase in ownership in Norkabel, additional debt to finance the United Communications International acquisition, additional interest costs associated with the Philips notes resulting from the change in the Dutch guilder and the U.S. dollar average exchange rate and additional debt to fund development projects and the corporate office.

     OTHER  ITEMS.   Equity  in  losses  of   affiliated   companies  and  other
     miscellaneous expenses totaled $3,988 for the nine months ended September 30, 1997.

     EXCHANGE RATE. The exchange rate between the Dutch guilder and the U.S. dollar increased from 1.71 at September 30, 1996 to 1.98 at September 30, 1997. The average exchange rate between the Dutch guilder and the U.S. dollar increased from 1.67 for the nine months ended September 30, 1996 to
     1.94 for the nine months ended September 30, 1997.

INTEREST INCOME. Interest income decreased $2,553 and $4,817 during the three and nine months ended November 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. The decrease was due to reduced cash and short-term investment balances related to the funding of the Company's investments in affiliated operating systems.

INTEREST EXPENSE. Interest expense increased $9,634 and $34,882 during the three and nine months ended November 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. For the nine months ended November 30, 1997, this increase consisted primarily of interest expense of $5,900 on the UIH senior notes and $15,060 on the UIH A/P senior notes as well as amortization of debt offering costs of $5,859.

PROVISION FOR LOSSES ON INVESTMENT RELATED COSTS. Provision for losses on investment related costs increased $918 and $6,548 during the three and nine months ended November 30, 1997, respectively, compared to the amounts for the corresponding periods in the prior year. The Company capitalizes direct and incremental costs incurred relative to pursuing potential investments. If an investment is made, these costs are either reimbursed to the Company by the operating entity or capitalized as part of the cost basis of the investment. If the potential investment is abandoned, these costs are expensed. The majority of the increase during the nine months ended November 30, 1997 was due to the Company's write-off to fair market value of its investments in International Broadcasting Corporation, Interactive Television Network and other investments in the Asia/Pacific region due to permanent impairment.

YEAR 2000 CONVERSION

     The Company has established a central committee to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process information for the year 2000 and beyond. Major areas of potential business impact have been identified and are being dimensioned, and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning. In addition, the Company could be materially adversely affected by the failure of its vendors to achieve year 2000 date conversion.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 5 - OTHER INFORMATION

The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                            As of September 30, 1997
                          ------------------------------------------------------------------------------------------
                                                                                       UIH
                                                                                    Equity in    UIH        UIH
                          Homes in                                         UIH      Homes in    Equity    Equity in
                          Service     Homes      Basic        Basic      Paid-in     Service   in Homes     Basic
                           Area       Passed  Subscribers  Penetration  Ownership      Area     Passed   Subscribers
                          --------    ------  -----------  -----------  ---------   ---------  --------- -----------
EUROPE
-------
UPC SYSTEMS:
Netherlands (Amsterdam)
  Cable................   569,000     562,433    519,848      92.4%        25.0%     142,250     140,608    129,962
Austria
  Cable................   844,200     630,549    434,066      68.8%        47.5%     400,995     299,511    206,181
Norway
  Cable................   529,924     456,441    318,327      69.7%      35.1-50.0%  227,414     194,696    135,183
Hungary (Kabelkom)
  Cable................   300,000     287,347    259,157      90.2%        25.0%      75,000      71,837     64,789
Israel
  Cable................   360,000     346,561    237,343      68.5%        11.6%      41,760      40,201     27,532
Ireland (PHL)
  Cable/MMDS...........   355,000     349,609    128,594      36.8%        10.0%      35,500      34,961     12,859
Belgium
  Cable................   133,000     133,000    126,438      95.1%        50.0%      66,500      66,500     63,219
Netherlands (Eindhoven)
  Cable................    98,358      95,407     90,638      95.0%        50.0%      49,179      47,704     45,319
Malta
  Cable................   179,000     151,189     56,999      37.7%        12.5%      22,375      18,899      7,125
Czech Republic
  Cable/MMDS/MATV......   271,100     143,833     49,953      34.7%        50.0%     135,550      71,917     24,977
Romania
  Cable................   150,000      69,620     39,253      56.4%      25.5-45.0%   51,900      21,891     11,479
Slovak Republic
  Cable................    21,839      19,683     14,927      75.8%        37.5%       8,190       7,381      5,598
France (Marne la Vallee)
  Cable................    86,000      23,105      4,613      20.0%        49.5%      42,570      11,437      2,283
Spain (Santander)
  Cable................    74,235      58,763      3,503       6.0%        12.5%       9,279       7,345        438
Portugal
  Cable................   186,449      12,202      2,688      22.0%        50.0%      93,225       6,101      1,344
                        ---------   ---------  ---------                           ---------   ---------  ---------
    Total UPC.......... 4,158,105   3,339,742  2,286,347                           1,401,687   1,040,989    738,288
                        ---------   ---------  ---------                           ---------   ---------  ---------
UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(5)...    85,000     139,673     82,314      58.9%        46.3%      39,355      64,669     38,111
Spain (IPS)
  Programming..........       N/A         N/A    315,000       N/A         33.5%         N/A         N/A    105,525
Ireland (Tara
Television)
  Programming(6).......       N/A         N/A    148,403       N/A        100.0%         N/A         N/A    148,403
                        ---------   ---------  ---------                           ---------   ---------  ---------
    Total Europe....... 4,243,105   3,479,415  2,832,064                           1,441,042   1,105,658  1,030,327
                        ---------   ---------  ---------                           ---------   ---------  ---------

                                                             As of September 30, 1997
                          ------------------------------------------------------------------------------------------
                                                                                       UIH
                                                                                    Equity in     UIH        UIH
                          Homes in                                         UIH      Homes in    Equity    Equity in
                          Service     Homes      Basic        Basic      Paid-in     Service   in Homes     Basic
                           Area       Passed  Subscribers  Penetration  Ownership      Area     Passed   Subscribers
                          --------    ------  -----------  -----------  ---------   ---------- --------- -----------
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable................ 2,321,000  1,472,890     359,153        24.4%      34.0%       789,140    500,783    122,112
Mexico
  Cable................   341,600    166,117      53,518        32.2%      49.0%       167,384     81,397     26,224
Brazil (Jundiai)
  Cable................    70,000     52,243      18,947        36.3%      46.3%        32,410     24,189      8,772
Brazil (Fortaleza)
  MMDS.................   387,000    387,000      12,018         3.1%      40.0%       154,800    154,800      4,807
Peru
  Cable................   140,000     28,324       6,662        23.5%    97.7-100.0%   137,470     27,778      6,533
Latin America
  Programming(8).......       N/A        N/A   1,194,000          N/A      50.0%           N/A        N/A    597,000
                        ---------  ---------   ---------                             ---------  ---------  ---------
     Total UIH LA...... 3,259,600  2,106,574   1,644,298                             1,281,204    788,947    765,448
                        ---------  ---------   ---------                             ---------  ---------  ---------

ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH............. 1,622,000  1,589,000     178,832        11.3%      98.0%     1,589,560  1,557,220    175,255
Philippines
  Cable................   600,000    174,650      64,790        37.1%      39.2%       235,200     68,463     25,398
Tahiti
  MMDS.................    31,000     20,128       6,257        31.1%      88.2%        27,342     17,753      5,519
New Zealand
  Cable................   141,000     20,124       2,829        14.1%      63.7%        89,817     12,819      1,802
Australia (XYZ)
  Programming..........       N/A        N/A     524,000          N/A      24.5%           N/A        N/A    128,380
Australia (United
Wireless)
  Wireless Data........       N/A        N/A         N/A          N/A      98.0%           N/A        N/A        N/A
China
  Microwave Relay(13)..       N/A        N/A         N/A          N/A      48.0%           N/A        N/A        N/A
                        ---------  ---------   ---------                             ---------  ---------  ---------
    Total UAP.......... 2,394,000  1,803,902     776,708                             1,941,919  1,656,255    336,354
                        ---------  ---------   ---------                             ---------  ---------  ---------
    Total UIH.......... 9,896,705  7,389,891   5,253,070                             4,664,165  3,550,860  2,132,129
                        =========  =========   =========                             =========  =========  =========

                                                                  25

                             As of and for the Nine Months Ended
                          ------------------------------------------
                             September 30, 1997 (In thousands)(1)
                          ------------------------------------------
                                       Net                    Long-
                                      Income    Adjusted      Term
                          Revenue     (Loss)    EBITDA(2)     Debt
                          --------    ------    ---------     -----
EUROPE
-------
UPC SYSTEMS:
Netherlands (Amsterdam)
  Cable................  $ 36,482   $ (10,119)  $ 12,337    $184,709
Austria
  Cable(3).............    60,925          19     30,725          --
Norway
  Cable(4).............    36,053     (13,355)    12,878      76,408
Hungary (Kabelkom)
  Cable................    18,817       1,615      6,253          --
Israel
  Cable................    75,457      11,869     37,621       4,210
Ireland (PHL)
  Cable/MMDS...........    25,712      (2,497)     8,129      46,674
Belgium
  Cable(3).............    15,101        (648)     5,716          --
Netherlands (Eindhoven)
  Cable................     7,628        (955)     4,622      42,877
Malta
  Cable................     8,514      (1,030)     3,220      17,722
Czech Republic
  Cable/MMDS/MATV......     2,651      (8,302)    (2,768)         --
Romania
  Cable................       720         203        470          --
Slovak Republic
  Cable................       367        (360)      (140)         --
France (Marne la Vallee)
  Cable................       803      (2,686)    (1,844)         --
Spain (Santander)
  Cable................       362      (1,061)      (658)         --
Portugal
  Cable................       275      (2,615)    (1,919)         --
                         --------   ---------   --------    --------
    Total UPC..........   289,867     (29,922)   114,642     372,600
                         --------   ---------   --------    --------
UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(5)...    10,676      (6,266)     6,155      30,000
Spain (IPS)
  Programming..........     6,223      (6,778)    (3,965)      3,500
Ireland (Tara
Television)
  Programming(6).......        20      (4,133)    (3,973)         --
                         --------   ---------   --------    --------
    Total Europe.......   306,786     (47,099)   112,859     406,100
                         --------   ---------   --------    --------

                             As of and for the Nine Months Ended
                          ------------------------------------------
                             September 30, 1997 (In thousands)(1)
                          ------------------------------------------
                                       Net                    Long-
                                      Income    Adjusted      Term
                          Revenue     (Loss)    EBITDA(2)     Debt
                          --------    ------    ---------     -----
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable................  $ 83,505  $ (12,580)   $ 16,365     $115,470
Mexico
  Cable................     7,141        133       1,900          233
Brazil (Jundiai)
  Cable................     5,471         16       1,602           77
Brazil (Fortaleza)
  MMDS(7)..............     5,106       (827)      1,120           --
Peru
  Cable................     1,021     (1,056)       (477)          99
Latin America
  Programming(8).......        26     (8,281)     (8,358)       1,459
                         --------  ---------    --------     --------
     Total UIH LA......   102,270    (22,595)     12,152      117,338
                         --------  ---------    --------     --------

ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH.............    43,527    (66,493)    (13,920)      66,010
Philippines
  Cable(9).............     4,938       (553)      1,431           --
Tahiti
  MMDS(10).............     1,875     (1,441)        677          975
New Zealand
  Cable................       299     (5,173)     (3,653)          21
Australia (XYZ)
  Programming(12)......    10,059     (7,190)     (4,264)          --
Australia (United
Wireless)
  Wireless Data(12)....       258     (3,093)     (2,182)          --
China
  Microwave Relay(13)..       N/A        N/A         N/A          N/A
                         --------  ---------    --------     --------
    Total UAP..........    60,956    (83,943)    (21,911)      67,006
                         --------  ---------    --------     --------
    Total UIH..........  $470,012  $(153,637)   $103,100     $590,444
                         ========  =========    ========     ========

                                                              As of June 30, 1997
                          ------------------------------------------------------------------------------------------
                                                                                       UIH
                                                                                    Equity in    UIH        UIH
                          Homes in                                         UIH      Homes in    Equity    Equity in
                          Service     Homes      Basic        Basic      Paid-in     Service   in Homes     Basic
                           Area       Passed  Subscribers  Penetration  Ownership      Area     Passed   Subscribers
                          --------    ------  -----------  -----------  ---------   ---------  --------- -----------
EUROPE
-------
UPC SYSTEMS:
Netherlands (Amsterdam)
  Cable................   567,000     558,642    522,594      93.5%        25.0%     141,750     139,661    130,649
Austria
  Cable................   842,100     627,952    432,315      68.8%        47.5%     399,998     298,277    205,350
Norway
  Cable................   529,924     454,442    317,356      69.8%      35.1-50.0%  227,414     193,696    134,711
Hungary (Kabelkom)
  Cable................   270,000     268,000    248,000      92.5%        25.0%      67,500      67,000     62,000
Israel
  Cable................   350,000     342,520    235,438      68.7%        11.7%      40,950      40,075     27,546
Ireland (PHL)
  Cable/MMDS...........   355,000     346,853    125,259      36.1%        10.0%      35,500      34,685     12,526
Belgium
  Cable................   133,000     133,000    126,973      95.5%        50.0%      66,500      66,500     63,487
Netherlands (Eindhoven)
  Cable................    92,190      89,425     84,950      95.0%        50.0%      46,095      44,713     42,475
Malta
  Cable................   179,000     147,485     54,018      36.6%        21.3%      38,127      31,414     11,506
Czech Republic
  Cable/MMDS/MATV......   258,600     137,899     40,232      29.2%        50.0%     129,300      68,950     20,116
Romania
  Cable................   150,000      68,907     40,427      58.7%      25.5-45.0%   51,900      21,709     11,768
Slovak Republic
  Cable................    21,839      17,287     13,499      78.1%        37.5%       8,190       6,483      5,062
France (Marne la Vallee)
  Cable................    86,000      21,225      3,749      17.7%        49.8%      42,828      10,570      1,867
Spain (Santander)
  Cable................    74,235      58,763      3,503       6.0%        12.5%       9,279       7,345        438
Portugal
  Cable................   186,449      12,195      2,833      23.2%        50.0%      93,225       6,098      1,417
                        ---------   ---------  ---------                           ---------   ---------  ---------
    Total UPC.......... 4,095,337   3,284,595  2,251,146                           1,398,556   1,037,176    730,918
                        ---------   ---------  ---------                           ---------   ---------  ---------
UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(5)...    85,000     129,815     76,006      58.5%        46.3%      39,355      60,104     35,190
Spain (IPS)
  Programming..........       N/A         N/A    229,000       N/A         33.5%         N/A         N/A     76,715
Ireland (Tara
Television)
  Programming(6).......       N/A         N/A    111,279       N/A        100.0%         N/A         N/A    111,279
                        ---------   ---------  ---------                           ---------   ---------  ---------
    Total Europe....... 4,180,337   3,414,410  2,667,431                           1,437,911   1,097,280    954,102
                        ---------   ---------  ---------                           ---------   ---------  ---------

                                                              As of  June 30, 1997
                          ------------------------------------------------------------------------------------------
                                                                                       UIH
                                                                                    Equity in     UIH        UIH
                          Homes in                                         UIH      Homes in    Equity    Equity in
                          Service     Homes      Basic        Basic      Paid-in     Service   in Homes     Basic
                           Area       Passed  Subscribers  Penetration  Ownership      Area     Passed   Subscribers
                          --------    ------  -----------  -----------  ---------   ---------- --------- -----------
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable................ 2,321,000  1,467,478     344,590        23.5%      34.0%       789,140    498,943    117,161
Mexico
  Cable................   341,600    166,117      52,536        31.6%      49.0%       167,384     81,397     25,743
Brazil (Jundiai)
  Cable................    70,000     47,754      16,766        35.1%      46.3%        32,410     22,110      7,763
Brazil (Fortaleza)
  MMDS.................   387,000    387,000      12,146         3.1%      40.0%       154,800    154,800      4,858
Peru
  Cable................   140,000     23,034       5,319        23.1%    97.7-100.0%   137,470     22,567      5,210
                        ---------  ---------   ---------                             ---------  ---------  ---------
     Total UIH LA...... 3,259,600  2,091,383     431,357                             1,281,204    779,817    160,735
                        ---------  ---------   ---------                             ---------  ---------  ---------

ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH............. 1,622,000  1,589,000     149,495         9.4%      98.0%     1,589,560  1,557,220    146,505
Philippines
  Cable................   600,000    170,511      62,537        36.7%      39.2%       235,200     66,840     24,515
Tahiti
  MMDS.................    31,000     19,728       6,080        30.8%      88.2%        27,342     17,400      5,363
New Zealand
  Cable................   141,000     16,113       2,288        14.2%      98.0%       138,180     15,791      2,242
Australia (XYZ)
  Programming..........       N/A        N/A     443,073          N/A      24.5%           N/A        N/A    108,553
Australia (United
Wireless)
  Wireless Data........       N/A        N/A         N/A          N/A      98.0%           N/A        N/A        N/A
China
  Microwave Relay(13)..       N/A        N/A         N/A          N/A      48.0%           N/A        N/A        N/A
                        ---------  ---------   ---------                             ---------  ---------  ---------
    Total UAP.......... 2,394,000  1,795,352     663,473                             1,990,282  1,657,251    287,178
                        ---------  ---------   ---------                             ---------  ---------  ---------
    Total UIH.......... 9,833,937  7,301,145   3,762,261                             4,709,397  3,534,348  1,402,015
                        =========  =========   =========                             =========  =========  =========

                                                                  29

                              As of and for the Six Months Ended
                          ------------------------------------------
                                June 30, 1997 (In thousands)(1)
                          ------------------------------------------
                                       Net                    Long-
                                      Income    Adjusted      Term
                          Revenue     (Loss)    EBITDA(2)     Debt
                          --------    ------    ---------     -----
EUROPE
-------
UPC SYSTEMS:
Netherlands (Amsterdam)
  Cable................  $ 24,199    $ (5,627)   $ 9,896    $184,709
Austria
  Cable(3).............    40,913         874     20,885          --
Norway
  Cable(4).............    24,916      (5,765)     9,320      76,408
Hungary (Kabelkom)
  Cable................    12,474       1,529      4,791          --
Israel
  Cable................    49,473       8,363     25,290       7,276
Ireland (PHL)
  Cable/MMDS...........    17,156       1,533      6,352      46,674
Belgium
  Cable(3).............     9,802        (326)     3,859          --
Netherlands (Eindhoven)
  Cable................     4,972        (711)     3,016      42,625
Malta
  Cable................     5,223        (747)     2,099      16,456
Czech Republic
  Cable/MMDS/MATV......     1,699      (5,664)    (1,886)         --
Romania
  Cable................       451         135        300          --
Slovak Republic
  Cable................       208        (180)       (72)         --
France (Marne la Vallee)
  Cable................       450      (1,852)    (1,396)         --
Spain (Santander)
  Cable................       241        (707)      (438)         --
Portugal
  Cable................       165      (2,058)    (1,547)         --
                         --------    --------    -------    --------
    Total UPC..........   192,342     (11,203)    80,469     374,148
                         --------    --------    -------    --------
UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(5)...     7,137      (4,920)     4,020      30,000
Spain (IPS)
  Programming..........     3,724      (4,973)    (3,133)      3,500
Ireland (Tara
Television)
  Programming(6).......        --      (2,749)    (2,650)         --
                         --------    --------    -------    --------
    Total Europe.......   203,203     (23,845)    78,706     407,648
                         --------    --------    -------    --------

                              As of and for the Six Months Ended
                          ------------------------------------------
                                June 30, 1997 (In thousands)(1)
                          ------------------------------------------
                                       Net                    Long-
                                      Income    Adjusted      Term
                          Revenue     (Loss)    EBITDA(2)     Debt
                          --------    ------    ---------     -----
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable................  $ 53,313   $ (8,860)    $10,620     $  7,578
Mexico
  Cable................     4,525      1,281       1,304          136
Brazil (Jundiai)
  Cable................     3,656        306       1,324           97
Brazil (Fortaleza)
  MMDS(7)..............     3,445       (452)        935           --
Peru
  Cable................       605       (756)       (429)          99
                         --------   --------     -------     --------
     Total UIH LA......    65,544     (8,481)     13,754        7,910
                         --------   --------     -------     --------

ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH.............    26,767    (39,046)     (8,106)      39,626
Philippines
  Cable(9).............     3,206        137       1,094           --
Tahiti
  MMDS(10).............     1,875     (1,441)         71        1,029
New Zealand
  Cable(11)............       167     (3,694)     (2,466)          29
Australia (XYZ)
  Programming(12)......     6,277     (5,007)     (3,111)          --
Australia (United
Wireless)
  Wireless Data(12)....       124     (1,992)     (1,319)          --
China
  Microwave Relay(13)..       N/A        N/A         N/A          N/A
                         --------   --------     -------     --------
    Total UAP..........    38,416    (51,043)    (13,837)      40,684
                         --------   --------     -------     --------
    Total UIH..........  $307,163   $(83,369)    $78,623     $456,242
                         ========   ========     =======     ========

                     (Monetary amounts stated in thousands)

(1) The financial information presented above has been taken from unaudited financial information of the respective operating companies that were providing service as of September 30, 1997. Certain information presented above has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles. In addition, certain amounts have been converted to U.S. dollars using the September 30, 1997 exchange rates for the convenience translation. Operating systems in the following countries reported to the Company in U.S. dollars: Ireland (Tara only), Hungary, Spain (IPS only), Brazil, Mexico, Chile, Peru and Tahiti. Therefore, the financial information presented above for these countries was not affected by the convenience translation.
(2) Adjusted EBITDA represents net income (loss), as determined using generally accepted accounting principles which may differ from those used in the United States, plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principles measure of performance or liquidity as an indicator of an entity's operating performance.
(3) In addition to the debt noted above, Austria and Belgium had intercompany loans, which eliminated upon consolidation, of BF3,611,250 ($99,055) and BF3,900,000 ($106,975) as of September 30 and June 30, 1997, respectively. UPC also had a subordinated convertible loan payable to Philips (including accrued interest) totaling NLG323,330 ($163,174) and NLG313,800 ($158,365)
     as of September 30 and June 30, 1997, respectively.
(4) In addition to the debt noted above, Norkabel had loans payable to UPC (including accrued interest) of $123,136 and $121,084 as of September 30 and June 30, 1997, respectively.
(5) The Company owns a 48.6% interest in Monor Communications Group, Inc. which holds a 95.27% interest in the operating company Monor Telefon. The number of homes passed and basic subscribers includes the sum of cable and telephony statistics in Monor Telefon's service area.
(6) Tara Television offers a free introductory period for its channel. Tara Television began collecting revenues in August 1997.
(7) TVSB had a loan payable to the Company of $792 as of September 30 and June 30, 1997.
(8) United Family Communications launched service in June 1997. United Family Communications offers a free introductory period for its service;
     therefore, the number of basic subscribers presented represents the subscribers under contract at the end of the period.
(9) SCS had convertible loans payable to the Company of P274,920 ($8,003) and P244,223 ($7,110) as of September 30 and June 30, 1997, respectively.
(10) In addition to the debt noted above, Telefenua had loans payable to the Company of $12,128 and $11,791 as of September 30 and June 30, 1997, respectively.
(11) In addition to the debt noted above, Saturn had a loan payable to the Company totaling NZ$29,300 ($18,756) as of June 30, 1997. This loan was subsequently converted to equity as part of the July transaction with SaskTel.
(12) XYZ and United Wireless show capital contributions as shareholder loans which totaled A$69,378 ($50,354) and A$6,362 ($4,618), respectively, as of September 30, 1997 and A$64,030 ($46,473) and A$5,490 ($3,985),
     respectively, as of June 30, 1997.
(13) The Company has a 49% interest in HITV, a joint venture that owns a microwave relay system in the Hunan Province that transmits two provincial channels to approximately 400,000 cable television homes in the region. HITV launched service in July 1997.

           ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     On November 19, 1997, the annual meeting of the stockholders of the Company was held for the purpose of (i) the election of four Directors in Class I to serve until the 2000 annual stockholders' meeting and one Director in Class II to serve until the 1998 annual stockholders' meeting, (ii) the ratification of the Company's 1993 Stock Option Plan and approval of an amendment to increase the number of shares of Class A Common Stock reserved for issuance under the Plan by 500,000 to 3,800,000 shares and (iii) the ratification of the appointment of Arthur Andersen LLP to serve as independent auditors for the Company for the fiscal year ending February 28, 1998.

     The  number of votes  cast were as follows  for the  election  of Mr. Albert M. Carollo as Class I Director:
       For.....................................................................................................     24,168,428
       Withheld................................................................................................        355,922

     The number of votes cast were as follows for the election of Mr. Lawrence J. DeGeorge as Class I Director:

       For.....................................................................................................     24,168,228
       Withheld................................................................................................        356,122

     The number of votes cast were as follows for the election of Mr. Antony P. Ressler as Class I Director:

       For.....................................................................................................     24,174,813
       Withheld................................................................................................        349,537

     The number of votes cast were as follows for the election of Mr. Mark L. Schneider as Class I Director:

       For.....................................................................................................     24,171,399
       Withheld................................................................................................        352,951

     The number of votes cast were as follows for the  election of Mr. Lawrence F. DeGeorge as Class II Director:

       For.....................................................................................................     24,173,699
       Withheld................................................................................................        350,651

     The terms of Messrs. William J. Elsner, Bruce H. Spector, Joseph E. Giovanini, Curtis W. Rochelle and
Gene W. Schneider as Directors of the Company continued after the meeting.

     The  number of votes  cast were as follows  for the  ratification and amendment of the Company's 1993
Stock Option Plan:

       For.....................................................................................................     18,476,649
       Against.................................................................................................      5,991,001
       Withheld................................................................................................         56,700
       Abstentions.............................................................................................             --
       Broker non-votes........................................................................................             --

     The  number  of votes  cast were as  follows  for the  ratification  of the appointment of
Arthur Andersen LLP as the Company's independent auditors:

       For.....................................................................................................     24,323,275
       Against.................................................................................................        195,375
       Withheld................................................................................................          5,700
       Abstentions.............................................................................................             --
       Broker non-votes........................................................................................             --

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1 Securities Purchase and Conversion Agreement dated as of October 7, 1997, among Philips Media B.V., Philips Media Networks B.V., United International Holdings, Inc., Joint Venture, Inc. and United and Philips Communications B.V.(1)
       10.2 Stock Purchase Agreement, dated as of October 17, 1997, by and among Multicanal S.A., as Buyer, and United International Holdings Argentina, S.A. and UIH Argentina, Inc., as Sellers, relating to the sale of the companies operating in Bahia Blanca.(2)
       10.3 Stock Purchase Agreement, dated as of October 20, 1997, by and among Supercanal Holding S.A., as Buyer, and United International Holdings Argentina, S.A. and UIH Argentina, Inc., as Sellers, relating to the sale of the companies operating in Comodoro Rivadavia and Trelew.(2)
       10.4 Stock Purchase Agreement, dated as of October 20, 1997, by and among Supercanal Holding S.A., as Buyer, and UIH Argentina, Inc. and CV American Holdings L.L.C., as Sellers, relating to the sale of the companies operating in Santa Fe and Entre Rios.(2)
       10.5 Form of Escrow Agreement executed by and among U.S. Bank National Association dba Colorado National Bank, as Escrow Agent, and the applicable Buyer and Sellers in connection with the closing of the transactions contemplated by each of the foregoing Stock Purchase Agreements.(2)
       10.6 Assignment and Amendment Agreement, dated as of October 29, 1997, by and among Supercanal Holding S.A., as Assignor, Multicanal S.A. and Cablevision S.A., as Assignees, and UIH Argentina, Inc. and CV American Holdings L.L.C., as Sellers. This agreement was signed, and the transactions contemplated thereby were closed, on October 29, 1997.(2)
       27.1    Financial Data Schedule

       ---------------------
       (1) Incorporated by reference to the Form 8-K of the Company filed with the Securities and Exchange Commission on October 20, 1997 (File No. 0-21974).
       (2) Incorporated by reference to the Form 8-K/A of the Company filed with the Securities and Exchange Commission on November 14, 1997 (File No. 0-21974).


(b)    Reports  on Form 8-K filed  during the quarter.

       Date of Report        Item Reported                                                   Financial Statements Filed
       --------------        -------------                                                   --------------------------
       September 10, 1997    Item 5 - Sale of interests in Argentina                         None

       October 7, 1997       Item 5 - Definitive Agreement to acquire Philips
                               Electronics NV's interest in UPC                              None

       October 17, 1997      Item 2 - Sale of interests in Argentina                         Item 7 - Pro forma
                             .                                                                 financial information


       Reports on Form 8-K/A filed during the quarter.

       Date of Report        Item Reported                                                   Financial Statements Filed
       --------------        -------------                                                   --------------------------
       October 17, 1997      Item 2 - Sale of interests in Argentina                         Item 7 - Pro forma
                                                                                               financial information

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UNITED INTERNATIONAL HOLDINGS, INC.



Date:     January 14, 1998
       ---------------------


By:     /S/ J. Timothy Bryan
       ---------------------
       J. Timothy Bryan
       Chief Financial Officer
       (A Duly Authorized Officer and Principal Financial Officer)