Form 10-K
period 1998-02-28
UNITED INTERNATIONAL HOLDINGS INC
filed 1998-05-29
CIK 887949

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

                   For the fiscal year ended February 28, 1998
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                 Class A Common Stock, par value $0.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements  for the past 90 days.  Yes  X    No
                                        -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the close of trading on May 22, 1998 was $17.00.

     The number of shares outstanding of the Registrant's common stock as of May 22, 1998 was:

          Class A Common Stock - 26,535,548 shares and
          Class B Common Stock - 12,823,324 shares
================================================================================

                                           UNITED INTERNATIONAL HOLDINGS, INC.
                                          FISCAL 1998 ANNUAL REPORT ON FORM 10-K

                                                    Table of Contents

                                                                                                                      Page
                                                                                                                     Number
                                                                                                                     ------

                                                         PART I
Item 1.       Business..........................................................................................        2

Item 2.       Properties........................................................................................       31

Item 3.       Legal Proceedings.................................................................................       31

Item 4.       Submission of Matters to a Vote of Security Holders...............................................       31

                                                         PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.............................       32

Item 6.       Selected Financial Data...........................................................................       32

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............       34

Item 8.       Financial Statements and Supplementary Data.......................................................       50

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............       50

                                                         PART III

Item 10.      Directors and Executive Officers of the Registrant................................................       96

Item 11.      Executive Compensation............................................................................       99

Item 12.      Security Ownership of Certain Beneficial Owners and Management....................................      103

Item 13.      Certain Relationships and Related Transactions....................................................      105

                                                         PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................      106


                                     PART I
ITEM 1.   BUSINESS
------------------

(a)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

     United International Holdings, Inc. ("UIH" or the "Company") was formed in 1989 as a Delaware corporation for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations. Recognizing the opportunities that exist to bring multi-channel television services to countries that have few or none, UIH has, since its formation, focused on and invested in multi-channel television systems outside the United States. UIH originally focused its efforts in Europe and Israel, where the economies were sufficiently developed to support the operations and where demand for service was significant. To capitalize on the opportunities to apply its expertise in building and operating multi-channel television systems in developing markets with attractive economic, regulatory and demographic profiles, UIH has expanded the scope of its operations over time to include portions of Latin America and the Asia/Pacific region.

     In its early years, UIH acquired primarily minority ownership interests in systems, which it, nonetheless, actively managed. Having successfully built and developed many multi-channel television systems around the world, UIH began rationalizing its operations in 1996 to focus on large, majority-owned systems, with the goal of significantly expanding the scale of its operations and increasing the Company's financial flexibility. Through a series of transactions, UIH has acquired controlling interests in the majority of its large, primary systems, and management believes the Company is well-positioned to capitalize on the growth opportunities of its operating companies.

     The Company has ownership interests in, and provides management services to, existing multi-channel television and telephony operating and development systems or programming services in 23 foreign countries. UIH operates systems in three geographic regions: (i) Europe, primarily through United Pan-Europe Communications, N.V. ("UPC"), which is one of Europe's largest privately-owned multiple system operators; (ii) Asia/Pacific, primarily through its indirect 100% ownership interest in CTV Pty Limited and STV Pty Limited (collectively, "Austar"), which is the largest provider of multi-channel television services in regional Australia; and (iii) Latin America, primarily through its 34% interest in VTRH S.A. ("VTRH"), which is the largest multi-channel television provider in Chile. The Company's operating systems served an aggregate of approximately 3.2 million subscribers (excluding approximately 3.0 million programming subscribers) and passed approximately 7.7 million of the approximately 9.9 million homes in their respective service areas at December 31, 1997. UIH's equity interest as of such date in those subscribers, homes passed and homes in the Company's service areas was approximately 2.0 million,
4.9 million and 6.1 million, respectively.

     The Company believes that the development of the cable television and programming industries in the United States over the past four decades indicates the growth potential in markets outside the United States that are, to varying degrees, far less developed in terms of the availability, geographic reach and market penetration of multi-channel television services. In addition, recent technological developments enable the Company to select from a variety of means of delivering services to cost effectively pursue growth potential in particular markets and develop systems capable of providing related communications services such as telephony. Partially in response to telecom deregulation in many of the Company's markets, the Company has established a telecom and technology group to evaluate communication opportunities in each of the various markets that the Company has existing multi-channel television operations. Given the strength of UIH's existing world-wide multi-channel television business, coupled with the convergence of telecommunications technologies, the Company believes it is uniquely positioned to dramatically enhance telephone service, provide greater access and expand telecommunications systems in many countries.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

     The Company, through its subsidiaries and affiliates, manages multi-channel television, telephony, Internet/data services and programming operations in various foreign countries. For financial information concerning such business segments, see the footnotes to the Company's financial statements included in
Item 8 "Financial Statements and Supplementary Data."

(c)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

     A number of technologies are available for the delivery of multi-channel television and telecommunications services to a subscriber's home. Cost, technical effectiveness and the potential for future services are the primary considerations in selecting the technology most appropriate for a particular market. Factors such as population density, terrain, construction conditions and regulatory controls contribute to the cost and technical effectiveness of a particular delivery technology. The Company has used a number of the delivery systems described below (fiber-optic cable, coaxial cable, wireless and other types of delivery systems) in its existing operating systems, based upon the needs and conditions of the respective market. The Company's system engineering and design strategy continues to focus on using the most appropriate type or types of delivery systems for the markets it serves, also taking into consideration the ability to provide additional or ancillary services such as telephony.

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

     The physical plant of a cable television system consists of four principal operating components: (i) the "headend" facility, which receives television and radio signals with microwave relay systems, special antennae and satellite earth stations; (ii) the distribution network originating at the headend and extending throughout the system that consists of coaxial or fiber-optic cables placed on poles or buried underground and associated electronic equipment; (iii) a "drop cable" that extends from the distribution network into the subscriber's home and connects to the subscriber's television set; and, in certain circumstances, (iv) a converter located in the subscriber's home which is necessary to expand channel capacity to permit reception of more than 12 channels (unless the subscriber has a cable-ready television set) or to unscramble scrambled signals.

     A significant advantage of cable television over alternative multi-channel television technologies is that cable has the capacity to transmit a greater number of channels and a larger amount of data. In addition, cable television operators can provide interactive services to subscribers such as telephone service, television shopping services and interactive television programming.

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

     "WIRELESS" CABLE TELEVISION SYSTEMS. Multi-channel multi-point distribution system ("MMDS") and subscription television service ("STVS") have the capabilities of providing directly to homes, apartment houses, hotels and other buildings, television signals that provide programming in a manner that is similar to cable television systems. MMDS uses microwave signals transmitted from antennae and received by household reception antennae with an unobstructed line-of-sight to the transmitting antenna. MMDS networks provide video programming and data transmission to individual subscribers offering a complement of channels comparable, although not as numerous, to that offered by cable television systems. MMDS is a more cost-effective way of serving low-density rural areas than the construction of an underground or aerial cable distribution network. The Company's Australia, Tahiti, Czech Republic and Ireland operating systems use MMDS in a majority of their franchise areas.

     DIRECT-TO-HOME. Direct-to-home ("DTH") and direct broadcast satellite ("DBS") services provide programming by direct satellite transmission to houses that have a satellite dish. High powered DTH satellites are designed to enable broadcasters and programmers to reach the maximum number of television viewers possible. Programming distributed over a DTH satellite is accessed by households and also by local cable systems that redistribute that programming through ground-based cable to households. In addition, the total television audience can be increased significantly because the satellite's high transmission power enables households equipped with satellite dishes and related equipment to receive the programming directly from the satellite. The Company's Australia systems utilize DTH service for a portion of the systems.

     TELEPHONY. As a result of telecom deregulation, various operating entities within UIH are either now offering or will be offering local and long distance telephone service. In areas in which the Company already operates a cable television system, such telephony service can be offered over existing fiber optic and coaxial cable in a technology known as "cablephone." In other areas, such as the Company's operations in Monor, Hungary, and Wellington, New Zealand, the Company's operating units are using a dual coaxial and copper twisted pair system to provide telephone service. The Company in all cases chooses technology that is both the most cost efficient and reliable for the particular telephony project.

     The ability to offer telephone service is influenced to a large degree by local regulation. In Europe, UPC has full telephony licenses in Norway, Holland, Belgium and Austria and has a license to offer telephony in the Monor region of Hungary. In Holland, the Company's 50%-owned subsidiary A2000 Holding N.V. has launched a telephone service, and the Company anticipates the launch of telephone service in other of its operating units in Europe. In Chile, the Company's 34%-owned subsidiary VTRH initiated telephone service in the fall of 1997, with continuing plans to roll out the service to a larger portion of its subscriber base in 1998. In New Zealand, the Company's 65%-owned subsidiary Saturn Communications Limited commenced a telephone service offering in April 1998.

     DATA SERVICES. With the increasing use of electronic means to communicate (i.e., the Internet, electronic commerce), the Company has begun to market a data transmission service to its customers. In many cases the Company's existing cable television infrastructure is capable of handling such services, and in every case the provision of data service is taken into account when rebuilding or upgrading existing plant. In Europe, the Company has been offering "high speed" data services in several of its operating areas, with transmission rates considerably in excess of those obtained over a normal twisted pair phone line.

     PROGRAMMING. Multi-channel television systems offer various types of programming, usually marketed as basic service, tier services (expanded basic service), premium services, pay-per-view programs and packages including several of the services at combined rates. Basic service usually consists of signals of broadcast channels and certain signals received from satellites. Multi-channel television systems also may offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The operator buys the premium services from suppliers at a cost usually based on the number of subscribers receiving the services from the cable operator or develops and furnishes programming itself. Premium service programming is significantly more expensive than the basic service programming and consequently is priced separately when sold to subscribers.

     In many of its systems, the Company has recently launched pay-per-view service, which is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

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

     Programming license agreements typically have terms of three to five years. Currently, a majority of the basic service programming is supplied to the operating companies at no cost. The remainder is licensed under a variety of fee arrangements, ranging from an annual flat fee to a variable fee based upon the number of subscribers in an operating company's system that receive the programming service. Most suppliers that in the past have not charged for the use of their basic service programming have indicated that they will seek some type of fee arrangement upon renegotiation of the licenses. Unlike the United States where multi-channel television operators purchase premium services from programmers and then set the rate charged to its subscribers for such services, in the European and other markets premium service suppliers set the subscription rate charged and pay the multi-channel television operator a commission, typically 40%, for carrying the premium service. Accordingly, multi-channel television system's profit margins on such premium services are generally smaller than in the United States.

     The Company invests in thematic television channels to be distributed by operating systems in which the Company has an ownership interest as well as for sale to other multi-channel television operators in contiguous markets. The data set forth below reflects these programming services in which the Company has an interest:

                                                    Programming                                 Ownership       Targeted
        Country                                       Services                                   Interest        Market
----------------------       --------------------------------------------------------          -------------   ----------
Malta.................       Premium movie channel                                                 25.0%       Malta
                             Hit movies of the 60's, 70's and 80's channel
                             General entertainment/sports channel

The Czech Republic....       General entertainment/documentary channel                            100.0%       Czech/Slovak
                             Children's channel                                                                  Republics

Spain.................       Documentary channel                                                   33.5%       Spain/Portugal
                             Children's channel
                             Movie channel
                             Music video channel

Australia.............       Documentary, adventure, history and lifestyle programming             25.0%       Australia
                             Children's educational, entertainment and cartoons/family-
                               oriented drama and entertainment
                             Music video with local presenters
                             Drama, comedy, general entertainment, programming and
                               library movies

Israel................       General entertainment channel                                          7.0%       Israel
                             Movie channel
                             Children's channel
                             Sports channel
                             Nature, science and art documentaries channel

Hungary...............       HBO Hungary
                             Science and nature channel                                            50.0%       Hungary
                             Hungarian music channel


SOURCES OF REVENUE

     Multi-channel   television  system  revenues  are  derived  primarily  from subscriber fees and installation charges and, to a lesser extent, from advertising sales.

     A subscriber to a multi-channel television system generally pays an initial connection charge and a fixed monthly fee for basic service. The amount of the monthly basic service fee varies from one area to another and typically is a function, in part, of the number of channels and services included in the basic service package and the cost of such services to the multi-channel system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming, such as pay-per-view services, is charged to subscribers.

     Monthly service fees for basic, tier and premium services generally constitute the major source of revenue for systems. However, unlike the experience in the United States, installation charges are a significant source of operating cash flow for the Company's growing systems and are particularly important during the construction phase of development. Reconnect charges for subscribers who previously disconnected are also included in a system's revenues, but generally are not a major component of revenues.

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

OWNERSHIP STRUCTURE OF THE COMPANY

     UIH's operating systems are currently a combination of (i) highly-penetrated, mature systems that generate stable cash flow and which,  management believes,  have the opportunity to increase revenues and cash flows through the introduction of new services such as cable telephony,  tiered  programming,  pay-per-view and Internet/data  services and (ii) earlier stage businesses that typically have  established  leading market positions and large subscriber  bases,  and whose number of subscribers  management  believes will continue to increase primarily through aggressive marketing within their respective service areas. UIH's principal strategies are to
(i) increase the revenues and cash flows of its existing  systems;  (ii) continue to capitalize on  opportunities to rationalize its operations; (iii) pursue selected new acquisition and development opportunities;  and (iv) finance its operating companies primarily through internally generated cash flow and borrowings by its regional holding and operating companies under existing facilities. The
Company's operations are organized in three geographic regions: Europe,  Asia/Pacific and Latin America. For strategic purposes and, in some cases, because of foreign ownership  restrictions,  the Company has often initially invested in operating systems with local strategic  partners.  In some cases,  such as in many of the Company's  European and Australian  systems,  the Company  subsequently acquired its partners'  interests in these systems.  Below is a summary of the ownership  structure of the Company's  three regional holding companies as well as the Company's  interests in its operating companies as of February 28, 1998. The Company's interests in such  systems  are often held by various  holding  companies  and its voting  rights and rights to  participate  in earnings of such entities may differ from the interests indicated in the chart below.
************************************************************************************************************************************
*                                                               UIH                                                                *
************************************************************************************************************************************
              100%  *                                                        100%  *
************************************* **********************************************************************************************
*        UIH Europe, Inc. ("UIHE")  * *                    United International Properties, Inc. ("UIPI")                          *
************************************* **********************************************************************************************
                    *                                                              *
                    *                                   ***************************************************************
              100%  *                              98%  *                                   * 100%                    *
************************************* *************************************** ************************** ***************************
* United Pan-Europe Communications  * *UIH Asia/Pacific Communications, Inc.* * UIH Latin America, Inc.* *        Other UIPI       *
*        N.V. ("UPC")(1)(2)         * *              ("UAP")*               * *        ("UIH LA")      * *                         *
************************************* *************************************** ************************** *Hungary:                 *
                    *                                    *                                  *            * Monor Communications    *
                    *                              100%  *                                  *            *  Group, Inc.            *
************************************* *************************************** ************************** *  ("Monor")         48.6%*
*Austria:                           * *     UIH Australia/Pacific, Inc.     * *Brazil:                 * *Ireland:                 *
* Telekabel Group                   * *           ("UIH A/P")(6)            * * TV Cabo e Comunicacoes ** Tara Television         *
*  ("Telekabel")               95.0%* *************************************** *  de Jundiai, S.A.      * *  Limited ("Tara")  75.0%*
*Belgium:                           *                    *                    *  ("Jundiai")      46.3%* *Spain/Portugal:          *
* Radio Public S.A.                 *                    *                    * TV Show Brasil,        * * Ibercom, Inc.           *
*  ("Radio Public")           100.0%* *************************************** *  S.A. ("TVSB")(9) 45.0%* *  ("IPS")           33.5%*
*Czech Republic:                    * *Australia:                           * *Chile:                  * ***************************
* Kabel Net Group                   * * CTV Pty Limited ("CTV") and         * * VTR Hipercable S.A.    *
*  ("Kabel Net")              100.0%* *  STV Pty Limited ("STV")            * *  ("VTRH")         34.0%*
* Ceska Programova                  * *  (collectively, "Austar")(7)  100.0%* *Mexico:                 *
*  Spolecnost SRO ("TV Max")  100.0%* * Austar Satellite Pty Limited        * * Tele Cable de Morelos, *
*France:                            * *  ("Austar Satellite")         100.0%* *  S.A. de C.V.          *
* Mediareseaux Marne S.A.           * * United Wireless Pty Limited         * *  ("Megapo")       49.0%*
*  ("Mediareseaux")            99.6%* *  ("United Wireless")          100.0%* *Peru:                   * ***************************
*Hungary:                           * * XYZ Entertainment Pty Limited       * * TV Cable, S.R. Ltda    * *      * Other UAP        *
* Kabelkom Holding Company          * *  ("XYZ Entertainment")         25.0%* *  ("Tacna")       100.0%* *                         *
*  ("Kabelkom")(3)             50.0%* *Tahiti:                              * * Cable Star S.A.        * *China:                   *
*Ireland:(through UII               * * Telefenua S.A.                      * *  ("Cable Star")   99.2%* * Hunan International TV  *
*partnership(4)                     * *  ("Telefenua")(8)              90.0%* *Latin America           * *  Communications Company *
* Princes Holdings Ltd.             * *New Zealand:                         * *Programming:            * *  Limited ("HITV")  49.0%*
*  ("Princes Holdings")             * * Saturn Communications Limited       * * United Family          * *Philippines:             *
*Israel:(through UII                * *  ("Saturn")                    65.0%* *  Communications LLC    * * Sun Cable Systems       *
*partnership(4)                     * *                                     * *  ("UFC")          50.0%* *  ("Sun Cable")(10) 40.0%*
* Tevel Israel International        * *************************************** ************************** ***************************
*  Communications Ltd.("Tevel")23.3%*
*Malta:(through UII                 *
*partnership(4))                    *
* Melita Cable TV PLC               *
* ("Melita")                   25.0%*
*Netherlands:                       *
* A2000 Holding NV (Amsterdam)      *
*  ("A2000")                   50.0%*
* Kabeltelevisie Group              *
*  (Eindhoven)("KTE")         100.0%*
*Norway:                            *
* Janco Multicom AS                 *
*  ("Janco")(5)                87.3%*
*Romania:                           *
* Multicanal Holdings SRL           *
*  ("Multicanal")              90.0%*
* Control Cable Ventures SRL        *
*  ("Control Cable")          100.0%*
*Slovak Republic:                   *
* Trnavatel SRO ("Trnavatel")  75.0%*
* Slovatel SRO ("Kabel Tel")  100.0%*
*************************************
                                                                  6

(1) On December 11, 1997, UIH through UIHE acquired the remaining 50% interest in UPC owned by several subsidiaries of Philips Electronics N.V. (collectively, "Philips"), thereby making UPC an effectively wholly-owned subsidiary (subject to certain employee equity incentive compensation arrangements).
(2) For applicable corporate law and tax considerations, in June 1996 the Company and Philips transferred approximately 8.4% of UPC's issued and outstanding ordinary shares on a fully diluted basis (to take into account shares of UPC held by a wholly-owned subsidiary of UPC) to a foundation administering UPC's employee equity incentive plan. The options vest over a three year period. As of December 31, 1997, options representing a total of approximately 5.5% of UPC's outstanding ordinary shares have been granted under UPC's equity incentive plan, of which options representing 2.3% of UPC's outstanding shares have been exercised with notes, including some unvested options that remain subject to forfeiture. Upon the exercise of options, the foundation issues depository certificates representing the beneficial interest in the underlying shares. All of the voting rights of the underlying shares remain with the foundation, the governing board which consists of representatives of UPC. The foundation has contractually agreed to vote the UPC shares as directed by UPC. Employees have the right, under certain circumstances, to require UPC to purchase their options and interests in the underlying shares at fair market value. UPC is recording the difference between the estimated fair market value and the exercise price per share as a deferred compensation liability for each accounting period. All of the underlying shares will remain with the foundation until the time of an initial public offering of the underlying shares of UPC, at which time such shares will be distributed to the persons who have exercised the options or such persons may require UPC to repurchase their options at fair market value. If no public offering is consummated, the shares held by the foundation will ultimately revert to UPC.
(3) UPC has a 50% legal ownership in Kabelkom, which is reduced by a preferential claim by Time Warner Entertainment Company ("TWE") to an economic ownership of 47.2%.
(4) United International Investments ("UII") is a United States general partnership between UPC and Tele-Communications International, Inc. ("TINTA"). In April and May 1998, UPC signed memorandums of understanding ("MOU") with TINTA to acquire TINTA's interests in Tevel and Melita and to sell UPC's interest in Princes Holdings to TINTA for a net payment to TINTA of approximately $71.0 million.
(5) In November 1997, UPC's wholly-owned subsidiary Norkabelgruppen AS ("Norkabel") merged with and into UPC's approximately 70%-owned subsidiary, Janco Kabel TV to form Janco, in which UPC holds an 87.3% interest. From an economic perspective, however, UPC has all the rights and obligations of full ownership of Janco, and UPC consolidates 100% of its financial results. UPC has the right to acquire, and Janco's other shareholder has the right to put to UPC, the remaining interest in Janco for a purchase price of approximately Norwegian kroner("NKr")165.9 million ($21.9 million at February 28, 1998).
(6) Pursuant to the terms of the indentures governing UIH A/P's senior discount notes, UIH A/P issued on November 16, 1997 warrants exercisable for 3.4% of its common stock on a fully diluted basis. The warrants have an aggregate exercise price of approximately $5.1 million.
(7) UIH A/P holds a combined effective 100% economic interest in CTV and STV, which operate together under the name Austar, through direct and indirect holdings of convertible debentures and ordinary shares. UIH A/P holds approximately 14.9% of the ordinary shares of CTV and STV, which accounts for an approximately 0.3% economic interest in Austar. UIH A/P also holds all of CTV's and STV's convertible debentures, which accounts for an approximately 97.8% economic interest in Austar. Through its holdings of certain debentures of Salstel Media Holdings Pty Limited ("SMH") and Salstel Media Investments Pty Limited ("SMI"), which in turn hold ordinary shares of CTV and STV, UIH A/P has an additional effective 1.9% economic interest in Austar. Although UIH A/P holds debentures and one share in each of SMH and SMI, it does not control such entities or have controlling rights as a shareholder of such entities. Through various agreements, UIH A/P has the right to nominate all of CTV's and STV's voting directors. CTV, STV and their respective security holders are parties to agreements that contain provisions relating to election of directors, governance of the companies and other matters concerning ownership and operation of the companies. Under agreements among the security holders, the Company has the right to nominate all voting directors of CTV and STV. While adoption of these agreements did not require compulsory notification to the Australian government, they may be determined by the government to have resulted in a change of control of CTV and STV in which case, if the government determines that such change of control is against the national interest, the voting arrangements may be unwound so that the Company would be entitled to appoint only one half of the directors of CTV and STV. See "Regulation--Australia."

(8) UIH-SFCC Holdings, L.P. ("UIH-SFCC"), a limited partnership wholly owned by UIH A/P, is the general partner of a limited partnership (the "Partnership") that owns 100% of the preferred stock of Societe Francaise des Communications et du Cable S.A. ("SFCC"), representing approximately 40% of the share capital of SFCC. SFCC, the parent company of Telefenua, owns and operates the multi-channel television system in Tahiti. As holder of 100% of the preferred stock of SFCC, the Partnership is entitled to certain preferential distributions by SFCC. Through its general partner's interest in the Partnership, UIH-SFCC will receive 90% of distributions made by SFCC until UIH-SFCC has received a return of its investment plus a 20% cumulative compounded annual return, 75% of distributions until it has received the return of its investment plus a 40% cumulative compound annual return and 64% of distributions thereafter. Once UIH-SFCC's total equity investment exceeds $10 million, further equity investments would not be entitled to the 90% and 75% distributions. Instead, equity investments above $10 million, to the extent not matched pro rata by UIH A/P's partners, would increase the 64% that UIH-SFCC receives after the preferential distributions are made on the first $10 million.
(9) In January 1998, UIH LA increased its ownership interest in TVSB from 40% to 45%, and in April 1998, UIH LA exercised its option to purchase the remaining 55% interest in TVSB for approximately $12 million, subject to receipt of required regulatory approvals.
(10) UAP has loaned Sun Cable $8.3 million as of December 31, 1997 (the "Sun Cable Loan"). The Sun Cable Loan is structured in such a manner as to give UAP a 40% equity interest in Sun Cable and its business upon certain conditions. UAP has also loaned $3.3 million as of December 31, 1997 to Sun Cable, which is not convertible to equity. While current Philippine law does not permit foreign ownership in the cable television sector, the Company believes that a law allowing foreign ownership up to 40% will be passed in the next 12-24 months. In the event such legislation is passed, UAP may convert the Sun Cable Loan into a 40% equity stake in Sun Cable. In April 1998, Sun Cable and SkyCable formed a joint venture, which created the second largest multiple system operator ("MSO") in the Philippines and the largest MSO outside Manila. The Company holds an effective 19.6% interest in this joint venture, which is owned 49% by Sun Cable and 51% by SkyCable.

SUMMARY OPERATING DATA

   The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                     As of December 31, 1997
                               -----------------------------------------------------------------------------------------------------
                                                                                                  UIH          UIH           UIH
                                Homes in                                            UIH        Equity in    Equity in     Equity in
                                Service      Homes       Basic        Basic       Paid-in       Homes in      Homes         Basic
                                  Area       Passed   Subscribers  Penetration   Ownership   Service Area     Passed     Subscribers
                               ---------     ------   -----------  ------------  ---------   ------------   ----------   -----------
EUROPE
------
UPC SYSTEMS:
Netherlands (A2000)
  Cable..................        572,000    565,740     518,160        91.6%       50.0%        286,000       282,870       259,080
Austria
  Cable..................      1,064,000    890,305     435,859        49.0%       95.0%      1,010,800       845,790       414,066
Norway
  Cable..................        529,924    457,551     319,654        69.9%       87.3%        462,624       399,442       279,058
Hungary
  Cable..................        300,000    290,690     266,775        91.8%       50.0%        150,000       145,345       133,388
Israel
  Cable..................        360,000    350,392     241,874        69.0%       23.3%         83,880        81,641        56,357
Ireland
  Cable/MMDS.............        355,000    350,989     136,160        38.8%       20.0%         71,000        70,198        27,232
Belgium
  Cable..................        133,000    133,000     127,529        95.9%      100.0%        133,000       133,000       127,529
Netherlands (KTE)
  Cable..................         98,393     95,442      90,671        95.0%      100.0%         98,393        95,442        90,671
Malta
  Cable..................        179,000    153,917      58,033        37.7%       25.0%         44,750        38,479        14,508
Czech Republic
  Cable/MMDS/MATV........        271,100    145,650      51,571        35.4%      100.0%        271,100       145,650        51,571
Romania
  Cable..................        150,000     69,620      40,188        57.7%    90.0-100.0%     143,000        67,498        39,428
Slovak Republic
  Cable..................         36,239     22,193      18,476        83.3%    75.0-100.0%      30,779        18,030        14,987
France
  Cable..................         86,000     28,267       6,758        23.9%       99.6%         85,656        28,154         6,731
                               ---------  ---------   ---------                               ---------     ---------     ---------
    Total UPC............      4,134,656  3,553,756   2,311,708                               2,870,982     2,351,539     1,514,606
                               ---------  ---------   ---------                               ---------     ---------     ---------
OTHER UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(3).....         85,000    144,571      88,455        61.2%       46.3%         39,355        66,936        40,955
Spain/Portugal (IPS)
  Programming............            N/A        N/A     485,000         N/A        33.5%            N/A           N/A       162,475
Ireland (Tara)
  Programming(4).........            N/A        N/A     361,984         N/A        75.0%            N/A           N/A       271,488
                               ---------  ---------   ---------                               ---------     ---------     ---------
    Total Europe.........      4,219,656  3,698,327   3,247,147                               2,910,337     2,418,475     1,989,524
                               ---------  ---------   ---------                               ---------     ---------     ---------
ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH...............      1,635,000  1,589,000     196,205        12.3%       98.0%      1,602,300     1,557,220       192,281
Philippines
  Cable..................        600,000    175,414      66,112        37.7%       39.2%        235,200        68,762        25,916
Tahiti
  MMDS...................         31,000     20,128       6,304        31.3%       88.2%         27,342        17,753         5,560
New Zealand
  Cable..................        141,000     23,518       3,059        13.0%       63.7%         89,817        14,981         1,949
Australia (XYZ
 Entertainment)
  Programming............            N/A        N/A     577,205         N/A        24.5%            N/A           N/A       141,415
Australia (United
 Wireless)
  Wireless Data..........            N/A        N/A         N/A         N/A        98.0%            N/A           N/A           N/A
China
  Microwave Relay(6).....            N/A        N/A         N/A         N/A        48.0%            N/A           N/A           N/A
                               ---------  ---------   ---------                               ---------     ---------     ---------
    Total UAP............      2,407,000  1,808,060     848,885                               1,954,659     1,658,716       367,121
                               ---------  ---------   ---------                               ---------     ---------     ---------

                                                                     As of December 31, 1997
                               ----------------------------------------------------------------------------------------------------
                                                                                                 UIH          UIH           UIH
                                Homes in                                          UIH        Equity in    Equity in     Equity in
                                Service     Homes       Basic        Basic       Paid-in       Homes in      Homes         Basic
                                 Area       Passed   Subscribers  Penetration   Ownership   Service Area     Passed     Subscribers
                               ---------    ------   -----------  ------------  ---------   ------------   ----------   -----------
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable/Telephony........      2,321,000  1,495,527     372,673        24.9%       34.0%        789,140       508,479       126,709
Mexico
  Cable..................        341,600    173,309      54,349        31.4%       49.0%        167,384        84,921        26,631
Brazil (Jundiai)
  Cable..................         70,000     55,270      20,278        36.7%       46.3%         32,410        25,590         9,389
Brazil (TVSB)
  MMDS...................        387,000    387,000      11,232         2.9%       40.0%        154,800       154,800         4,493
Peru
  Cable..................        140,000     33,179       6,644        20.0%    99.2-100.0%     139,120        32,962         6,602
Latin America
  Programming(5).........            N/A        N/A   1,614,650         N/A        50.0%            N/A           N/A       807,325
                               ---------  ---------   ---------                               ---------     ---------     ---------
    Total UIH LA.........      3,259,600  2,144,285   2,079,826                               1,282,854       806,752       981,149
                               ---------  ---------   ---------                               ---------     ---------     ---------
    Total UIH............      9,886,256  7,650,672   6,175,858                               6,147,850     4,883,943     3,337,794
                               =========  =========   =========                               =========     =========     =========

                                       As of and for the Year Ended
                               ---------------------------------------------
                                    December 31, 1997  (In thousands)(1)
                               ---------------------------------------------
                                                 Net                   Long-
                                               Income     Adjusted     Term
                                 Revenue       (Loss)     EBITDA(2)    Debt
                                ---------    ----------   ---------    -----
EUROPE
------
UPC SYSTEMS:
Netherlands (A2000)
  Cable..................       $ 50,062     $ (16,695)   $ 16,662    $210,215
Austria
  Cable..................         80,603        (5,307)     39,864     121,230
Norway
  Cable..................         45,108       (36,789)     18,199      73,680
Hungary
  Cable..................         25,706         1,389       7,987          --
Israel
  Cable..................         98,419        15,937      50,898       6,564
Ireland
  Cable/MMDS.............         34,270        (2,400)     12,586      53,763
Belgium
  Cable..................         19,170        (5,674)      7,491          --
Netherlands (KTE)
  Cable..................         10,199          (764)      6,276      40,350
Malta
  Cable..................         12,038           386       5,049      19,182
Czech Republic
  Cable/MMDS/MATV........          3,500       (10,088)     (3,144)         --
Romania
  Cable..................            990           269         628          --
Slovak Republic
  Cable..................            768          (678)       (401)         --
France
  Cable..................          1,257        (3,544)     (2,305)         --
                                --------     ---------    --------    --------
    Total UPC............        382,090       (63,958)    159,790     524,984
                                --------     ---------    --------    --------
OTHER UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(3).....         14,403        (9,594)      7,903      43,614
Spain/Portugal (IPS)
  Programming............          9,958        (7,473)     (3,347)      1,098
Ireland (Tara)
  Programming(4).........             51        (5,864)     (5,657)      1,691
                                --------     ---------    --------    --------
    Total Europe.........        406,502       (86,889)    158,689     571,387
                                --------     ---------    --------    --------

                                        As of and for the Year Ended
                                ---------------------------------------------
                                     December 31, 1997  (In thousands)(1)
                                ---------------------------------------------
                                                 Net                   Long-
                                               Income     Adjusted     Term
                                 Revenue       (Loss)     EBITDA(2)    Debt
                                ---------    ----------   ---------    -----
ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH...............       $ 56,230     $ (87,169)   $(16,925)   $ 73,635
Philippines
  Cable..................          5,589        (1,315)      1,220          --
Tahiti
  MMDS...................          4,118        (4,266)        229         913
New Zealand
  Cable..................            422        (5,787)     (6,014)      3,423
Australia (XYZ
 Entertainment)
  Programming............         12,846        (7,957)     (4,372)         --
Australia (United
 Wireless)
  Wireless Data..........            470        (3,337)     (2,427)         --
China
  Microwave Relay(6).....             --          (437)       (341)         --
                                --------     ---------    --------    --------
    Total UAP............         79,675      (110,268)    (28,630)     77,971
                                --------     ---------    --------    --------
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable/Telephony........        114,318       (20,611)     21,348     122,065
Mexico
  Cable..................         10,483         1,844       2,965         206
Brazil (Jundiai)
  Cable  ................          8,571         1,072       2,815          58
Brazil (TVSB)
  MMDS...................          6,469        (1,753)        307          --
Peru
  Cable..................          1,462        (1,738)     (1,154)         --
Latin America
  Programming(5).........            369       (12,490)    (12,580)      1,459
                                --------     ---------    --------    --------
    Total UIH LA.........        141,672       (33,676)     13,701     123,788
                                --------     ---------    --------    --------
    Total UIH............       $627,849     $(230,833)   $143,760    $773,146
                                ========     =========    ========    ========

                                                                     As of December 31, 1996
                               ----------------------------------------------------------------------------------------------------
                                                                                                 UIH          UIH           UIH
                                Homes in                                           UIH        Equity in    Equity in     Equity in
                                Service     Homes       Basic        Basic       Paid-in       Homes in      Homes         Basic
                                 Area       Passed   Subscribers  Penetration   Ownership   Service Area     Passed     Subscribers
                               ---------    ------   -----------  ------------  ---------   ------------   ----------   -----------
EUROPE
------
UPC SYSTEMS:
Netherlands (A2000)
 Cable...................        562,000    555,459     523,940        94.3%       25.0%        140,500       138,865       130,985
Austria
  Cable..................        838,600    623,100     428,453        68.8%       47.5%        398,335       295,973       203,515
Norway
  Cable..................        277,123    221,441     156,915        70.9%       50.0%        138,562       110,721        78,458
Hungary
  Cable..................        266,000    265,058     247,013        93.2%       23.5%         62,510        62,289        58,048
Israel
  Cable..................        340,000    334,426     231,712        69.3%       11.7%         39,780        39,128        27,110
Ireland
  Cable/MMDS.............        452,077    340,993     121,475         35.6%      10.0%         45,208        34,099        12,148
Belgium
  Cable..................        133,000    133,000     127,815        96.1%       50.0%         66,500        66,500        63,908
Netherlands (KTE)
  Cable..................         91,872     89,116      84,660        95.0%       50.0%         45,936        44,558        42,330
Malta
  Cable..................        179,000    145,371      51,500        35.4%       21.3%         38,127        30,964        10,970
Czech Republic
  Cable/MMDS/MATV........        258,600    121,782      35,288         29.0%      50.0%        129,300        60,891        17,644
Romania
  Cable..................        126,000     50,072      30,210        60.3%    25.5-45.0%       32,130        17,070         9,200
Slovak Republic
  Cable..................         36,239     13,435       9,003        67.0%       37.5%         13,590         5,038         3,376
France
  Cable.................         133,000      6,780       1,488        21.9%       47.5%         63,175         3,221           707
                               ---------  ---------   ---------                               ---------     ---------      --------
    Total UPC............      3,693,511  2,900,033   2,049,472                               1,213,653       909,317       658,399
                               ---------  ---------   ---------                               ---------     ---------      --------
OTHER UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(3).....         85,000    125,000      70,638        56.5%       43.3%         36,805        54,125        30,586
Spain/Portugal (IPS)
  Programming............            N/A        N/A     184,000         N/A        33.5%            N/A           N/A        61,640
Ireland (Tara)
  Programming(4).........            N/A        N/A      70,606         N/A       100.0%            N/A           N/A        70,606
                               ---------  ---------   ---------                               ---------    ----------     ---------
   Total Europe..........      3,778,511  3,025,033   2,374,716                               1,250,458       963,442       821,231
                               ---------  ---------   ---------                               ---------    ----------     ---------
ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH...............      1,621,770  1,529,000     103,447         6.8%       97.4%      1,579,604     1,489,246       100,757
Philippines
  Cable..................        575,000    113,402      40,129        35.4%       40.0%        230,000        45,361        16,052
Tahiti
  MMDS...................         31,000     19,584       5,187        26.5%       87.7%         27,187        17,175         4,549
New Zealand
  Cable..................        141,000     14,280       1,697        11.9%       97.4%        137,334        13,909         1,653
Australia (XYZ
 Entertainment)
  Programming............            N/A        N/A     340,000         N/A        24.4%            N/A           N/A        82,960
Australia (United
 Wireless)
  Wireless Data..........            N/A        N/A         N/A         N/A        97.4%            N/A           N/A           N/A
China
  Microwave Relay(6).....            N/A        N/A         N/A         N/A        49.0%            N/A           N/A           N/A
                               ---------  ---------   ---------                               ---------     ---------     ---------
    Total UAP............      2,368,770  1,676,266     490,460                               1,974,125     1,565,691       205,971
                               ---------  ---------   ---------                               ---------     ---------     ---------

                                                                     As of December 31, 1996
                               ----------------------------------------------------------------------------------------------------
                                                                                                 UIH          UIH           UIH
                                Homes in                                           UIH        Equity in    Equity in     Equity in
                                Service     Homes       Basic        Basic       Paid-in       Homes in      Homes         Basic
                                 Area       Passed   Subscribers  Penetration   Ownership   Service Area     Passed     Subscribers
                               ---------    ------   -----------  ------------  ---------   ------------   ----------   -----------
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable..................      2,321,000  1,482,000     321,730        21.7%       34.0%        789,140       503,880       109,388
Mexico
  Cable..................        341,600    166,117      54,446        32.8%       49.0%        167,384        81,397        26,679
Brazil (Jundiai)
  Cable..................         70,000     41,889      11,126        26.6%       46.3%         32,410        19,395         5,151
Brazil (TVSB)
  MMDS...................        387,000    387,000      12,011         3.1%       40.0%        154,800       154,800         4,804
Peru
  Cable..................        140,000     13,720       3,325        24.2%    97.7-100.0%     137,470        13,425         3,255
Latin America
  Programming(5).........            N/A        N/A         N/A         N/A        50.0%            N/A           N/A           N/A
                               ---------  ---------   ---------                               ---------     ---------     ---------
    Total UIH LA.........      3,259,600  2,090,726     402,638                               1,281,204       772,897       149,277
                               ---------  ---------   ---------                               ---------     ---------     ---------
    Total UIH...........       9,406,881  6,792,025   3,267,814                               4,505,787     3,302,030     1,176,479
                               =========  =========   =========                               =========     =========     =========

                                        As of and for the Year Ended
                                ---------------------------------------------
                                     December 31, 1996  (In thousands)(1)
                                ---------------------------------------------
                                                 Net                   Long-
                                               Income     Adjusted     Term
                                 Revenue       (Loss)     EBITDA(2)    Debt
                                ---------    ----------   ---------    -----
EUROPE
------
UPC SYSTEMS:
Netherlands (A2000)
 Cable...................       $ 44,359     $  (9,941)   $ 21,200    $180,607
Austria
  Cable..................         78,010        (1,981)     40,578          --
Norway
  Cable..................         29,279       (15,004)      9,294      69,382
Hungary
  Cable..................         21,732         3,134       8,702          --
Israel
  Cable..................         92,676        15,291      45,830       4,845
Ireland
  Cable/MMDS.............         28,608        (4,298)     10,832      52,338
Belgium
  Cable..................         18,699        (1,437)      7,237          --
Netherlands (KTE)
  Cable..................          8,849        (1,393)      5,575      11,118
Malta
  Cable..................          8,767        (3,586)      2,478      15,345
Czech Republic
  Cable/MMDS/MATV........          3,593        (4,937)     (3,468)         --
Romania
  Cable..................            315           101         212          --
Slovak Republic
  Cable..................            329          (271)       (205)         --
France
  Cable.................              90        (2,412)     (2,231)         --
                                --------     ---------    --------    --------
    Total UPC............        335,306       (26,734)    146,034     333,635
                                --------     ---------    --------    --------
OTHER UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(3).....         11,732        (5,332)      4,906      30,000
Spain/Portugal (IPS)
  Programming............          3,445       (12,732)     (9,364)         --
Ireland (Tara)
  Programming(4).........             --        (2,591)     (2,542)         --
                                --------     ---------    --------    --------
   Total Europe..........        350,483       (47,389)    139,034     363,635
                                --------     ---------    --------    --------

                                        As of and for the Year Ended
                                ---------------------------------------------
                                     December 31, 1996  (In thousands)(1)
                                ---------------------------------------------
                                                 Net                   Long-
                                               Income     Adjusted     Term
                                 Revenue       (Loss)     EBITDA(2)    Debt
                                ---------    ----------   ---------    -----
ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH...............       $ 17,461     $ (44,623)   $(19,356)   $   2,961
Philippines
  Cable..................          2,604          (391)        282           --
Tahiti
  MMDS...................          3,513        (4,192)       (815)       1,257
New Zealand
  Cable..................            188        (4,609)     (3,833)          --
Australia (XYZ
 Entertainment)
  Programming............          6,164       (14,895)     (8,974)          --
Australia (United
 Wireless)
  Wireless Data..........             90        (2,483)     (1,740)          --
China
  Microwave Relay(6).....            N/A           N/A         N/A          N/A
                                --------     ---------    --------     --------
    Total UAP............         30,020      (71,193)     (34,436)       4,218
                                --------     ---------    --------     --------
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable..................         88,423       (13,487)     13,950        7,131
Mexico
  Cable..................          9,920         2,098       5,949          453
Brazil (Jundiai)
  Cable..................          3,454          (884)        369           97
Brazil (TVSB)
  MMDS...................          5,592        (2,112)       (582)          --
Peru
  Cable..................            830        (1,188)       (751)         194
Latin America
  Programming(5).........            N/A           N/A         N/A        1,459
                                --------     ---------    --------     --------
    Total UIH LA.........        108,219       (15,573)     18,935        9,334
                                --------     ---------    --------     --------
    Total UIH............       $488,722     $(134,155)   $123,533     $377,187
                                ========     =========    ========     ========

(1) The financial information presented above has been taken from unaudited financial information of the respective operating companies that were providing service as of December 31, 1997. Certain information presented above has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles. In addition, certain amounts have been converted to U.S. dollars using the December 31, 1997 exchange rates for the convenience translation, which is not in accordance with U.S. generally accepted accounting principles. Operating systems in the following countries reported to the Company in U.S. dollars: Ireland (Tara only), Hungary, Spain, Brazil, Mexico, Chile, Peru and Tahiti. Therefore, the financial information presented above for these countries was not affected by the convenience translation.
(2) Adjusted EBITDA represents net income (loss), as determined using generally accepted accounting principles which may differ from those used in the United States, plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principles measure of performance or liquidity as an indicator of an entity's operating performance.
(3) The subscriber information presented is for the operating company Monor Telefon, and the financial information presented is for its parent company Monor. The Company owns a 48.6% interest in Monor, which holds a 95.27% interest in the operating company Monor Telefon. The number of homes passed and basic subscribers includes the sum of cable and telephony statistics in Monor Telefon's service area; however, the number of homes in service area does not include any duplication of homes.

(4) Tara Television offers a free introductory period for its channel. Tara Television began collecting revenues in August 1997.
(5) UFC launched service in June 1997. UFC offers a free introductory period for its service; therefore, the number of basic subscribers presented represents the subscribers under contract at the end of the period.
(6) The Company has a 49% interest in HITV, a joint venture that owns a microwave relay system in the Hunan Province that transmits two provincial channels to approximately 400,000 cable television homes in the region. HITV launched service in July 1997.

OPPORTUNITIES IN FOREIGN MARKETS

EUROPEAN OPERATIONS

Overview
--------

     On December 11, 1997, the Company acquired from Philips its entire interest in UPC for approximately $223 million (the "UPC Transaction"). Prior to the UPC Transaction, the Company and Philips each owned 50% of UPC, except for shares held by a foundation benefiting UPC employees and management, pursuant to UPC's equity incentive plans. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a complete discussion of the UPC Transaction. Through UPC, UIH is one of the largest private sector multi-channel cable television operators in Europe, with interests in well-established systems, as well as systems under construction, in 11 countries in Europe and in Israel. UIH effectively holds all of the voting control of UPC and owns all of its issued and outstanding shares, other than approximately 8.4% of such shares, which have been registered in the name of a foundation to support UPC's employee equity incentive plan. UPC's operations consist primarily of large, developed systems, including systems in Austria, Belgium, The Netherlands and Norway (the "UPC Established Systems"). With the continued liberalization of the communications market in Europe, the Company believes UPC is well-positioned within its markets to exploit anticipated opportunities for growth in video services, Internet/data services and cable telephony services. As of December 31, 1997, UPC's affiliated companies passed a total of approximately 3.6 million homes and had an aggregate of approximately 2.3 million subscribers and, on an equity basis, UPC passed approximately 2.4 million homes and had approximately 1.5 million subscribers.

     The UPC Established Systems have been characterized by very high penetration rates (ranging from 49.0% to 95.9% as of December 31, 1997), low net churn rates (a monthly average of approximately 0.625% for the year ended December 31, 1997) and stable positive cash flow. All of the UPC Established Systems (each of which has been operating for more than ten years) and many of its other systems have long-term licenses to provide cable television services in their operating areas. Although the UPC Established Systems have high penetration rates and low churn rates, the cash flow per subscriber of these systems is significantly lower than levels achieved in the United States and many other countries in which UIH operates. UPC is installing fiber optic two-way digital networks in many of its systems in an attempt to increase revenue and cash flow per subscriber by offering enhanced communications services such as impulse pay-per-view, Internet/data services and, when permitted, cable telephony. UPC also plans to expand its operations by selectively building out cable infrastructure in certain unserved regions in its existing markets and, where appropriate, by investing in new development and acquisition opportunities.

     To date, UPC has successfully launched, or has plans to launch, the following communications services in the UPC Established Systems, which are in addition to its existing basic cable television service.

                                                                                       Launch Date/
                                                                                   --------------------
                                                    Service                        Expected Launch Date
                                    -----------------------------------            --------------------
Austria..........................   Expanded basic tier (7 channels)                  May 1997
                                    Impulse pay-per-view (10 channels)                May 1997
                                    Internet/data services                            September 1997
                                    Cable telephony                                   1998 - 1999

Belgium..........................   Expanded basic tier (12 channels)                 October 1996
                                    Internet/data services                            September 1997
                                    Impulse pay-per-view (1)                          January 1999

Netherlands/A2000................   Expanded basic tier (11 channels)                 October 1996
                                    Impulse pay-per-view (5 channels)                 April 1997
                                    Cable telephony                                   July 1997
                                    Internet/data services                            October 1997

Netherlands/KTE..................   Expanded basic tier (8 channels)                  October 1996
                                    Impulse pay-per-view (1)                          May 1998
                                    Internet/data services                            1998 - 1999
                                    Cable telephony                                   1999

Norway...........................   Expanded basic tier (14 channels)                 1989
                                    Premium services (3 channels)                     1990
                                    Internet/data services                            1998
                                    Impulse pay-per-view (1)                          1998 - 1999
                                    Cable telephony                                   1999

--------------------
(1) Number of channels to be determined.

     UPC launched cable telephony services in A2000, its 50%-owned system in Amsterdam, in July 1997. This roll-out has been successful with approximately 2.6% of marketed homes purchasing service as of December 31, 1997. UPC intends to leverage the cable telephony experience it has gained in Amsterdam as it expands cable telephony offerings to its other systems.

     UPC also has majority interests in systems in the Czech Republic, France, Romania and the Slovak Republic, which are at various stages of construction and development (the "UPC Development Projects"), and non-consolidated equity interests in systems in Hungary, Israel, Ireland and Malta (the "UPC Equity Investments"). The Company believes these interests have significant value and UPC is evaluating the potential sale of a portion of, or potentially acquiring a majority interest in, these and selected other systems in order to do one or more of the following: (i) rationalize its operations, (ii) reduce debt or (iii) provide additional capital for the growth of the UPC Established Systems.

Austria: Telekabel
------------------

     UPC owns 95% of Telekabel, which provides communications services to the Austrian cities of Vienna, Klagenfurt, Graz, Baden and Wiener Neustadt and is the largest multi-channel distribution system in Austria with over 40% market share. Telekabel's largest subsidiary, Telekabel Wien, which serves the city of Vienna and represents over 87% of Telekabel's total subscribers, is one of the larger clusters of cable systems in the world, passing approximately 782,800 homes with more than 378,820 subscribers as of December 31, 1997.

     UPC is capitalizing on Telekabel's strong market position by expanding Telekabel's service offerings as its network is upgraded to full two-way capability. The upgraded network, which passed approximately 339,900 homes or 38% of the total homes passed as of December 31, 1997, allowed Telekabel to launch an expanded basic (tiered) service, impulse pay-per-view services and Internet/data services in 1997. The launch of Telekabel's tiered and pay-per-view services in Vienna was the first launch of such services by an Austrian cable television company. In addition, Telekabel plans to launch the initial phase of a cable telephony service in September 1998.

     Telekabel owns the complete cable system infrastructure for each of its systems from the headend to the home. Under Austria's new telecommunications law, however, the owner of a telecommunications network must permit other users to access its network if certain thresholds are satisfied. In early 1992, Telekabel Wien initiated the rebuild and upgrade of its existing cable network in Vienna. The rebuild and upgrade of the network includes the overlay of trunk lines with fiber optic technology, as well as the replacement of all 45,000 UHF amplifiers and 60,000 passive network components. The headend is also being upgraded concurrently with the installation of 200 additional fiber nodes. The upgrade is expected to be fully completed by mid-1999 and will allow the operating systems to have full two-way capability, which will enable Telekabel to increase its channel capacity from 45 to 85 analog channels. Telekabel's new high capacity 860 MHz two-way network will also provide sufficient bandwidth in the upstream and downstream to provide the capability for future digital services as well as enhanced video and communications services.

     Telekabel's cable systems compete with a DTH service that is available throughout Austria. Currently, DTH penetration of the Austrian market is approximately 33%, concentrated primarily in the rural areas of the country; however, penetration in Vienna is approximately 11%. Telekabel competes with DTH service on the basis of quality of service and superior programming selection.

Belgium:  Radio Public
----------------------

     Radio Public, a 100%-owned subsidiary of UPC, primarily provides communications services in selected areas of Brussels and nearby Leuven in Belgium. Radio Public, which currently has over 95% penetration, plans to grow through the introduction of new services that are not subject to the price regulations applicable to basic cable services. In late 1996, Radio Public began phase one of a three-phase program to upgrade its network through fiber optic overlay of its trunk lines and replacement of all amplifiers. Phase one is scheduled to be completed by the end of 1998. The implementation of full two-way capability will enable Radio Public to increase its channel capacity from 56 to 72 analog channels.

     As Radio Public upgrades portions of its network to full two-way capability, it plans to introduce new services such as impulse pay-per-view. Radio Public's management believes that there is a strong demand for such services within its market as evidenced by the success of Radio Public's expanded basic service, which was launched in October 1996. In the same month, Radio Public launched a tiered service of nine channels, the first cable provider in Belgium to launch such a service, by providing subscribers with advanced analog decoder boxes at a monthly rental. Introduction of Internet/data service occurred in September 1997. When the upgrade is fully completed in early 1999, Radio Public will also be in a position to introduce cable telephony services, with impulse pay-per-view services expected to be introduced shortly thereafter.

     Radio Public currently pays copyright fees at the rate of 15% of its basic services revenue to cover the cost of 15 programs (principally those produced by public broadcasters). Since 1996, the assembled collecting agencies attempted to increase copyright fees by 40% but to date, all operators have refused to pay such an increase. Radio Public believes a limited increase in fees is likely to occur, and in the past Radio Public has been able to pass such cost increases through to customers.

     With the exception of Etterbeek (15,000 subscribers), where Radio Public has an agreement with the municipality scheduled to expire in 2016 to operate the network, Radio Public owns the complete cable system infrastructure for each of its systems from the headend to the home. Radio Public currently employs 860 MHz distribution technology.

     Radio Public currently faces limited competition, the most significant of which is DTH service. Within Radio Public's service area, however, DTH competition is limited as local authorities apply a restrictive policy in terms of building permits and levy taxes on the ownership of satellite dishes. A second license has been granted to another cable operator in the city of Leuven, which started operations in 1998. In addition, Radio Public has now applied for a license outside its current territory in areas where other operators are present. Radio Public currently competes and will continue to compete primarily on the basis of the quality and content of its programming packages, as well as its pricing.

Norway:  Janco
--------------

     Since its acquisition of control, UPC's strategy for its Norway systems has been to integrate more fully its operating subsidiaries to take advantage of economies of scale in implementing the technical, operational and marketing expertise offered by UPC. In an effort to increase its position in the Norwegian cable television market, UPC acquired from Helsinki Media in January 1997, 70.2% of Janco Kabel TV, a cable system with a non-exclusive license to provide cable television service in Oslo, Norway. In November 1997, UPC merged Norkabelgruppen AS ("Norkabel") into Janco Kabel TV forming Janco, following which merger UPC retained an 87.3% interest in Janco. From an economic perspective, UPC has all the rights and obligations of full ownership of Janco, and UPC consolidates 100% of Janco's financial results. UPC has the right to acquire on or before July 2, 2001, and Helsinki Media has the right to put to UPC on July 2, 2001, the remaining interest in Janco, for a purchase price of approximately NKr165.9 million ($22.5 million as of December 31, 1997), subject to certain adjustments based upon the operating results of Janco. UPC has deposited Dutch guilders ("NLG")47 million ($24.0 million at December 31, 1997) as collateral against the purchase of the remaining interest in Janco.

     As a result of the merger, Janco is Norway's largest cable television operator with approximately 47% of the total Norwegian cable television market as of December 31, 1997. Janco owns and operates 16 cable television systems located primarily in southeastern Norway and along the southwestern coast, as well as its main network in Oslo, Norway. The well-established Norwegian cable television market has high penetration, approximately 70% as of December 31, 1997, primarily due to poor over-the-air reception in much of Norway and significant demand for television entertainment. UPC's goals are to continue to increase Janco's subscriber base, to improve revenue per subscriber by providing additional programming and services and to increase per subscriber revenue in the former Janco Kabel TV systems to equal or exceed the per subscriber revenue the Company currently receives from the former Norkabel systems. UPC plans to launch Internet/data services in 1998 and cable telephony service in 1999.

      Janco owns the complete cable system infrastructure for each of its systems from the headend to the home, except for cable and plant located on housing association property, which is legally owned by the association. Janco uses a total of 16 CATV headends and 39 SMATV headends to operate its cable television systems. Janco's systems have security devices to scramble signals to prevent unauthorized receipt of its services. UPC's plan is to upgrade the network in Norway to full two-way capability, with the exception of 75,000 homes in southern rural areas. Initially, fiber will extend to nodes of 2,000 homes; however, the network upgrade has been planned such that each node can be split further to 500 homes at relatively little incremental cost should demand for services require it.

     All Norwegian cable television companies offer similar levels of service; therefore, Janco competes primarily on the basis of price. The DTH market in Norway is also beginning to grow, as DTH companies, particularly Telenor, are competing more effectively on price and entrance costs for subscribers are declining. Janco's cable television systems also compete with private SMATV systems. Janco's systems generally offer more channels of programming to subscribers and provide better picture quality than SMATV systems. UPC believes that the quantity and quality of SMATV programming offered are important to Janco's competitive position.

The Netherlands (Amsterdam):  A2000
-----------------------------------

     A2000, a 50/50 joint venture between UPC and U S WEST, currently enjoys basic penetration rates of approximately 92% in its two systems that serve Amsterdam, Landsmeer, Purmerend, Zaanstad and Ouder-Amstel and Hilversum, The Netherlands. As a result of this high penetration and the rate regulation of basic cable services in A2000's franchise areas, A2000 has focused its efforts on increasing its per subscriber revenue growth through the introduction of new services. A2000 has pursued this strategy, launching a nine channel expanded basic tier in October 1996, impulse pay-per-view services in April 1997, a cable telephony service in July 1997 and Internet/data services in October 1997. Approximately 2.6% of A2000's marketed customers have signed up for cable telephony service as of December 31, 1997. UPC intends to draw on the experience it has gained in A2000 as it rolls out enhanced communications services in its other systems.

     The basic programming service content is overseen by a programming council in each municipality. The programming council retains the right to request the removal or addition of certain programming providers in the basic tier as it deems necessary. The council has no authority over any services beyond the basic tier. While tariffs for basic programming services are regulated by local governmental authorities, the recently amended Dutch Media Act provides that the maximum tariffs may be determined by Dutch governmental order.

     A2000 owns the complete cable system infrastructure for each of its systems from the headend to the home. A2000 is currently in the process of upgrading its cable network with a fiber optic overlay and is replacing all of its amplifiers and passive network components. A2000 had in excess of 165,000 homes rebuilt with full two-way capability at December 31, 1997, with total rebuild expected to be complete by the end of the third quarter of 1999. The upgrade of the headend and network will enable A2000 to increase its channel capacity in its systems from 45 to 85 channels. A2000's initiation of the new 860 MHz two-way network should also provide sufficient bandwidth in the upstream and downstream to allow for the capacity of future digital services, as well as enhanced video and communications services.

     To date, the A2000 systems have maintained stable, high penetration rates (approximately 92%), and competition from off-air television signals, DTH and local SMATV systems has been limited. In July 1997, the A2000 systems began offering cable telephony services on a limited basis in direct competition with the Dutch PTT ("KPN") and other providers of cable telephony services. UPC believes that A2000 has negotiated reasonable interconnect agreements, leased line agreements and other agreements necessary for the cable telephony services the A2000 systems currently provide.

     UPC and U S WEST each currently own 50% of the ordinary share capital of A2000. A2000 holds 100% ownership in Kabeltelevisie Amsterdam B.V. ("KTA"), which operates cable systems in Amsterdam, Landsmeer, Purmerend, Zaanstad and Ouder-Amstel, and holds a 100% ownership in A2000 Hilversum B.V. ("KTH"), which operates a cable system in Hilversum. The Municipality of Amsterdam owns one priority share in KTA.

     The boards of A2000, KTA and KTH consist of an even number of directors: one half appointed by U S WEST and one half appointed by UPC. Certain major decisions require approval by the shareholders with a qualified majority of at least 75%. The A2000, KTA and KTH management boards consist of at least a chief executive officer, appointed by UPC, and a chief financial officer, appointed by U S WEST, as well as other members appointed by both. Certain major decisions affecting KTA, such as approval of business plans and annual budgets, require approval of the majority of the supervisory board of KTA, one member of which is appointed by the Municipality of Amsterdam.

The Netherlands (Eindhoven):  KTE and Combivisie
------------------------------------------------

     In Eindhoven, The Netherlands, UPC operates the KTE system, which has basic penetration of approximately 95%. In July 1997, UPC acquired Kabeltelevisie Son en Breugel B.V. ("Son en Breugel"), the 5,000-subscriber system in the Eindhoven cluster. Effective January 1, 1998, UPC acquired certain assets, including the cable systems of Combivisie. The Company believes it has thus created a large, densely-populated system with the critical mass necessary to introduce economically new communications services. Subsequent to the transaction the assets and liabilities of both KTE and Combivisie were merged, forming The Cable Network Brabant Holding BV ("CNBH").

     KTE introduced an expanded basic service in October 1996, and expects to launch impulse pay-per-view services in May 1998 and Internet/data services in 1998 and 1999. UPC intends to roll out these services simultaneously to the Combivisie system. In addition, UPC plans to introduce the initial phase of cable telephony services in these systems in early 1999.

     KTE owns the complete cable system infrastructure for each of its systems from the headend to the home. During 1994, KTE upgraded its fiber network by replacing all of its coaxial trunk with a fiber optic trunk. The new technology incorporates 860 MHz capability that provides sufficient bandwidth in the upstream and downstream to allow for the introduction of digital services, as well as enhanced video and communications services. This upgrade also included the municipalities for which KTE operates a cable network, representing an additional 16,000 subscribers. KTE recently completed the replacement of its amplifiers and passive network components to accommodate full two-way capability. UPC expects the Combivisie system to be fully two-way capable during 1999.

     To date, KTE and Combivisie have maintained a high level of penetration (approximately 95%) and competition from off-air television signals, DTH and local SMATV systems has been limited.

UPC Equity Investments (Israel, Ireland, Malta and Hungary)
-----------------------------------------------------------

     UPC has non-consolidated equity investments in systems in Israel, Ireland, Malta and Hungary. The Company believes that these systems, which in the aggregate had approximately 703,000 subscribers at December 31, 1997, have significant value. As part of the Company's focus on rationalizing its operations, UPC may sell all or a portion of, or acquire majority positions in, these systems.

UII
---

     UII, a Colorado general partnership formed in 1991, holds interests in multi-channel distribution systems in Israel, Ireland and Malta. UPC and TINTA each hold a 50% partnership interest in UII. As a consequence of a difference in capital contributions upon the acquisition by UII of its equity interests in the entities referred to below, the interests of UPC and TINTA in such entities cannot directly be deduced from the 50% partnership interest. UPC's current indirect economic interest in these systems is as follows: 20% in the Ireland system, 23.3% in the Israel system and 25% in the Malta system. In April and May 1998, UPC signed MOUs with TINTA to acquire TINTA's interests in Tevel and Melita and to sell UPC's interest in Princes Holdings to TINTA for a net payment to TINTA of approximately $71.0 million.

     ISRAEL: TEVEL. Tevel has exclusive cable television broadcasting franchises for the entire Tel Aviv metropolitan area, the region of Ashdod-Ashkelon (30 miles south of Tel Aviv) and the Jezreel Valley (80 miles northeast of Tel
Aviv). These franchise areas cover approximately 360,000 homes, approximately 24% of the homes in Israel, giving Tevel a substantial share of the Israeli multi-channel television market. Tevel's growth strategy is to increase its subscriber base by completing line extensions within existing franchise areas and to increase penetration rates by offering a wider variety of programming, including multimedia and Internet/data services. Future growth in revenues will depend upon increased penetration rates in built and unbuilt franchise areas, acquisition and distribution of additional programming that will justify increases in service rates and increased sales of additional services, such as impulse pay-per-view services.

     Tevel, together with four of the five other Israeli cable television companies, owns a programming company, Israel Cable Programming Company Limited ("ICP"). ICP purchases programming rights for subsequent sale to cable television operators in Israel and produces two cable-exclusive channels: a general entertainment channel and a movie channel. A children's channel, a sports channel and a channel showing nature, science and art documentaries are produced by third parties.

     The Company believes that the current pricing of Tevel's pay-per-view services are competitive with the home video cassette rental and motion picture entertainment alternatives in Israel. The DTH market in Israel is very small, as the Company estimates only approximately 10,000 households in the country had satellite dishes as of December 31, 1997. The Company does not believe that present DTH services compete with Tevel's systems because Israel is not in the general transmission path of existing European programming satellites and equipment capable of receiving those distant signals is relatively expensive. The Israeli government recently declared, however, its intention to open DTH for competition in late 1998 or early 1999. Such service, if widely available, may affect Tevel's existing operations and the price structure of its services.

     IRELAND: PRINCES HOLDINGS. Princes Holdings, through two wholly-owned subsidiaries and one 96% owned subsidiary (collectively, the "PHL Operating
Companies"), owns interests in established cable television systems and has exclusive franchises through 2001 to construct and operate MMDS networks for areas covering approximately 355,000 homes, or approximately 69% of all potential MMDS homes in Ireland. Given the strong demand for more programming options as evidenced by high subscription rates in existing cable television systems in Ireland, including those owned by Princes Holdings, the Company believes that the expansion of multi-channel television services into recently activated franchise areas presents an opportunity for significant growth in the number of subscribers. As these franchises are developed, Princes Holdings expects to become the largest multi-channel television provider in Ireland, holding franchises covering a service area containing over 32% of the country's television households. Princes Holdings is currently the largest MMDS operator in Ireland.

     Princes Holdings is currently focusing on improving subscriber penetration through increased marketing and sales efforts. Princes Holdings plans to offer additional programming and tiered and packaged services over time to increase the revenues generated from each subscriber.

     MALTA: MELITA. Melita holds an exclusive franchise to deliver cable television services for Malta, a group of islands located in the Mediterranean Sea between Italy and North Africa with a population of approximately 375,000. The license expires in 2006 and is renewable upon application to and review by the government. Melita's network currently passes over 86% (approximately 154,000) of the homes on the island. Because English is widely spoken in Malta, Melita is able to take advantage of the abundant supply of English language programming available for licensing from various programming companies.

     Melita's growth strategy is to continue to market its services to homes in its franchise areas, as well as to provide an increased amount of programming to increase its appeal to subscribers. In 1996, Melita created a "live" sports channel showing English Premier League Football and in 1997, introduced a second "live" sports channel featuring Italian soccer, as well as four other new channels.

     HUNGARY: KABELKOM. United Communications International ("UCI") and TWE formed Kabelkom, a Delaware general partnership, to invest in and further develop cable opportunities in Hungary. Kabelkom, through its wholly-owned subsidiary Kabelkom Kabeltelevizio Kft, to date has purchased an ownership interest in ten existing Hungarian cable television systems located in different cities throughout the country, with the most recent acquisition occurring in August 1996. Kabelkom has substantially completed the rebuilding and upgrading of its cable infrastructures to support increased channel capacity. UPC has succeeded in increasing revenues per subscriber as it upgrades the systems and adds new services in step with the growth of Hungary's economy.

     In September 1991, Kabelkom launched a pay movie channel (HBO Hungary) to supply its systems with additional programming as well as for sale to other cable television operators. The channel currently offers programming consisting of a broad mix of U.S., European and Hungarian films. Kabelkom licenses HBO Hungary to other operating systems in addition to the operating systems in which it has an ownership interest. In February 1995, Kabelkom launched its second channel of Hungarian language programming, "Spektrum TV," a science and nature channel. In June 1997, a third channel of Hungarian music was launched.

     UPC's ownership interest in Kabelkom was originally held through UCI. In September 1996, UPC purchased Telewest Europe Group's interest in UCI, increasing its ownership in Kabelkom from 3.9% to 50%. Generally, UPC and TWE share distributions in proportion to their respective capital contributions until each partner has received an amount equal to the capital contributed by it plus interest on such contributions at an annual rate of 12%. On the basis of these capital contributions, the respective economic interests currently are 47.2% for UPC and 52.8% for TWE. With respect to ownership in each of the ten systems, Kabelkom formed local joint ventures with private enterprises or the municipality that owned and operated the systems. As of December 31, 1997, Kabelkom held net ownership interests ranging from 70% to 100% in nine of the ten local Hungarian cable television systems and a minority interest in the remaining system.

     On April 1, 1998, UPC and TWE signed an MOU for the purpose of restructuring the assets of Kabelkom. Under the terms of the MOU, UPC will acquire TWE's 50% ownership interest in Kabelkom's Hungarian cable television systems and TWE and other partners will acquire UPC's 50% ownership interest in Kabelkom's Hungarian programming business. In addition, the MOU provides for the sale of UPC's ownership interest in TV Max, a Czech Republic programming business, to TWE. The MOU requires UPC to make a net payment to TWE of $9.5 million upon closing which is expected to occur in the second quarter of fiscal year 1999.

UPC Development Projects
------------------------

     UPC is currently pursuing various development projects throughout Europe, including projects in the Czech Republic, France, Romania and the Slovak
Republic. UPC is currently building out its franchises and has initiated cable television operations in each of these countries. Although these development projects will require more time to realize returns comparable to the returns generated by the UPC Established Systems, they provide the potential for UPC to expand beyond its established base. In pursuing development opportunities, UPC searches for projects that, once developed, would provide clustering and scale effects comparable to the UPC Established Systems.

UPC Acquisitions
----------------

     Subject, in certain circumstances, to the consent of certain of UPC's lenders, UPC intends to pursue acquisition opportunities which allow it to rationalize its operations or which offer the opportunity to create new clusters. This acquisition strategy would allow UPC to achieve greater economies of scale. Below is a summary of UPC's recent acquisition activities.

     COMBIVISIE. Effective January 1, 1998, UPC acquired certain assets, including the cable systems of Combivisie for approximately $89.5 million. Combivisie administered the cable television systems on behalf of 18 municipalities in the region surrounding KTE. The purchase was funded with an approximately $29 million draw on UPC's Tranche A Facility and approximately $60 million from a credit facility from a bank. Subsequent to the transaction, the assets and liabilities of both KTE and Combivisie were merged to form CNBH.

     On February 20, 1998, CNBH secured a NLG250 million ($123 million at December 31, 1997) nine-year term facility. The CNBH facility bears interest at the applicable LIBOR plus a margin ranging from 0.60% to 1.60% per annum, and is secured by, among other things, an encumbrance over CNBH's assets and a pledge by Cable Network Netherlands Holding of its shares of CNBH. The facility was used to refinance the existing KTE facility, to complete the Combivisie acquisition and for the development and exploitation of enhanced cable TV services, data services and telephony services.

     JANCO. In January 1997, UPC acquired from Helsinki Media 70.2% of Janco Kabel TV, a cable system with a non-exclusive license to provide cable television service in Oslo, Norway. In November 1997, UPC merged Norkabel into Janco Kabel TV to form Janco. As a result of such merger, UPC holds an 87.3% interest in Janco. Janco's articles of association grant certain minority rights to Helsinki Media. From an economic perspective, however, UPC has all the rights and obligations of full ownership of Janco, and UPC consolidates 100% of Janco's financial results. UPC has the right to acquire on or before July 2, 2001, and Helsinki Media has the right to put to UPC on July 2, 2001, the remaining interest in Janco for a purchase price of approximately NKr165.9 million ($22.5 million as of December 31, 1997), subject to certain adjustments based upon the operating results of Janco. UPC has deposited NLG47 million ($24.0 million at December 31, 1997) as collateral against the purchase of the remaining interest in Janco. As a result of this merger, UPC has a leading position in the Norwegian cable television market with service in most of Norway's largest cities. At December 31, 1997, pro forma for the merger, Janco passed approximately 457,600 homes and served approximately 319,700 subscribers, representing a basic penetration rate of 70%. UPC plans to expand offerings in the Norwegian market to include other broadband communications products such as Internet/data services and cable telephony services.

     SON EN BREUGEL. In July 1997, UPC acquired the Son en Breugel cable television system located near UPC's KTE system for approximately NLG5.9 million ($2.9 million as of December 31, 1997). The Son en Breugel system has approximately 5,000 subscribers and has been integrated into KTE.

UPC Dutch Asset Rationalization
-------------------------------

     On April 2, 1998, UPC and N.V. NUON Energie-Onderneming voor Gelderland ("NUON"), a Netherlands energy company, signed a definitive agreement to merge all of their Netherlands broadband cable television and telecommunication companies and activities into a newly-formed company, United Telekabel Holding N.V. ("UTH"). UPC will contribute its wholly owned interest in CNBH, its 50% ownership interest in A2000 and its wholly-owned interest in Son en Breugel for a 51% interest in UTH. NUON will contribute its ownership interests in N.V. Telekabel Beheer for a 49% interest in UTH. Closing of the transaction is subject to certain conditions precedent including third party consents and shareholder approval. Upon closing, a correction payment will be made by either UPC or NUON to balance the ownership interests based upon agreed valuation methodology. Further, both parties will be committed to minimum funding levels or become subject to future dilution. The closing agreements provide UPC with a call option to acquire 50% of NUON's ownership interest in UTH and provide NUON with a put option to sell 50% of its ownership interest in UTH. The call and put options are in effect for a two-year period starting one year after the closing of the transaction which is expected to occur before July 1, 1998.

Other Europe
------------

     UIH also holds interests in several other operations in Europe. These operations include (i) a 48.6% interest in Monor, a company that is building a fiber-optic telecommunications network in the Monor region of Hungary with approximately 145,000 homes passed and approximately 62,000 telephony subscribers and 26,000 cable television subscribers as of December 31, 1997;
(ii) a 33.5% interest in a programming venture in Spain that had approximately 485,000 subscribers as of December 31, 1997 and (iii) a 75% interest in a programming venture in Ireland that had approximately 362,000 subscribers as of December 31, 1997.

ASIA/PACIFIC OPERATIONS

Overview
--------

     The Company, through its 98%-owned subsidiary UAP, is a leading provider of multi-channel television services in Australia and the Asia/Pacific region. Through its wholly-owned subsidiary, Austar, UAP is the second largest provider (based on subscribers) of multi-channel television services in Australia and largest provider of multi-channel television services in regional Australia, operating MMDS networks and marketing a DTH service in franchise areas encompassing approximately 1.6 million television homes, or approximately 25% of the total Australian market. UAP, through its 65%-owned New Zealand subsidiary Saturn, is constructing a wireline cable and telephony system in Wellington, New Zealand, a market with approximately 141,000 television homes. In addition, Sun Cable, in which UAP holds a note convertible (subject to local restrictions) into a 40% ownership interest, owns and operates cable television systems in 15 markets in the Philippines with an aggregate of approximately 66,000 subscribers and a total of approximately 175,000 television homes in its operating areas as of December 31, 1997. In April 1998, Sun Cable and SkyCable formed a joint venture, which created the second largest MSO in the Philippines and the largest MSO outside Manila. UAP's other businesses include (i) a 25% interest in XYZ Entertainment, a programming company that provides five channels to the Australian multi-channel television market, four of which are part of the eight-channel programming package which includes two movie channels and one sports channel (the "Core Package") (with a total of approximately 577,000 programming subscribers as of December 31, 1997) and (ii) up to a 90% economic interest in Telefenua, the only provider of multi-channel television services in Tahiti, with MMDS in a market with approximately 31,000 television homes. UIH is evaluating the sale of its interest in Telefenua.

     The Company believes that UAP is well-positioned to capitalize on the strong demand for multi-channel television and other telecommunications services in its markets. As of December 31, 1997, UAP's multi-channel television operating systems had an aggregate of approximately 1.8 million television homes passed and approximately 272,000 subscribers (excluding programming subscribers), compared to approximately 324,000 television homes passed and approximately 29,000 subscribers as of December 31, 1995 (with a substantial majority of such growth resulting from Austar's build out and subscriber marketing). During this same period, subscribers to XYZ Entertainment's programming increased from approximately 65,000 to approximately 577,000.

Australia:  Austar
------------------

     Austar is the largest provider of multi-channel television services in regional Australia (areas outside Australia's six largest cities). Through 1997, Austar had launched MMDS in all of its metropolitan markets and DTH service in non-metropolitan markets. These markets represent 1.6 million franchise television homes. Due to the relatively small size and low housing densities which characterize the markets in its franchise areas, Austar is primarily utilizing MMDS and DTH wireless technologies to deliver its service. In addition, Austar has constructed a wireline cable network in Darwin, a market containing approximately 27,000 serviceable homes, where dense vegetation makes an MMDS service impractical.

     The deployment of MMDS networks in combination with DTH has allowed Austar to roll out its service quickly and achieve rapid subscriber growth in its franchise areas. Austar began marketing its services in late 1995 and has grown its subscriber base from approximately 5,200 subscribers as of December 31, 1995 to approximately 196,000 subscribers as of December 31, 1997. Austar believes that the ability to be the first provider of multi-channel television services in each of its markets has allowed Austar to establish a significant market presence and strong brand awareness. Austar is currently the only provider of multi-channel television services in substantially all of its franchise areas. As of December 31, 1997, Austar had launched service in all of its metropolitan and non-metropolitan markets.

     For the year ended December 31, 1997, Austar spent $83.8 million for construction of MMDS headend and transmission facilities for all of its operating systems. Variable installation and equipment costs for each MMDS and DTH subscriber are currently approximately $338 and $634 per subscriber, respectively. These subscriber costs are partially offset by the Company's metropolitan and non-metropolitan installation charges of $13 to $32 and $130, respectively. Austar retains ownership of all MMDS and DTH customer premises equipment.

     Austar is currently providing the eight-channel Core Package, the most widely-distributed programming package in Australia, plus three to five additional channels of programming as its basic package at a monthly rate of approximately $29, with a one-time installation charge ranging from approximately $13 to $32 for metropolitan subscribers and $130 for non-metropolitan DTH subscribers. Austar also integrates all available off-air channels into its basic channel line up at no additional charge. In March 1996, Austar began offering its first premium channel, World Movies, which consists primarily of foreign movies, art films and features. Austar is charging approximately $5 per month for World Movies. As of December 31, 1997, Austar had 21,332 subscribers for its World Movies premium channel.

     Austar's monthly "churn" (calculated as total disconnects as a percentage of average subscribers) averaged 5.4% during 1996 and declined to 4.2% during 1997. Austar believes that this ratio is likely to continue to decline in the future due to several factors, although there can be no such assurances. Austar plans to focus more on rural, non-metropolitan growth in future years. Approximately 33% of Austar's total serviceable homes are in its non-metropolitan franchise area, but only 21% of its total subscribers are rural customers. Because non-metropolitan customers normally pay a higher installation rate, churn is generally less than the churn for metropolitan subscribers. During 1997, Austar's average monthly churn rate in its non-metropolitan markets was approximately 2%. Furthermore, Austar has implemented several operational plans to decrease churn, including direct debit banking for customers, customer retention and loyalty programs, and complimentary installs on customer transfers within the same service region. Finally, the Company is in the process of improving the breadth and quality of its programming package through the negotiation and launch of additional sports and other programming products.

     The Core Package is currently the most widely-distributed programming package in Australia and is the core programming offering of Austar and Foxtel Management Pty Limited ("Foxtel"). Management believes that approximately 75% of Australia's multi-channel television subscribers subscribe to the Core Package. The channels in the Core Package were developed exclusively for the Australian market by several of the world's leading programming companies, including Paramount, Sony, Universal, Fox and Viacom. The Core Package consists of the following eight channels:

Core Package                                                    Programming Genre
------------                                                    -----------------
Showtime....................................................    premium feature movies
Encore......................................................    library movies
Fox Sports..................................................    sports
TV-1........................................................    general entertainment
Discovery...................................................    documentary, adventure, history and lifestyle
Nickelodeon/Nick at Nite....................................    children's and family entertainment
Arena.......................................................    general entertainment
Channel [V].................................................    music video

     Austar has also secured additional programming on a non-exclusive basis, which it is distributing to its customers as part of its basic programming package, and Austar integrates all available free-to-air channels into its basic channel line-up at no additional charge. Austar's other "cable" channels include the following:

Other Channels                                                  Programming Genre
--------------                                                  -----------------
CMT.........................................................    country music videos
BBC World...................................................    world news
CNBC........................................................    business news
Lifestyle...................................................    personal and home improvement
The Comedy Channel..........................................    comedy
TNT(1)......................................................    library movies
Cartoon Network(1)..........................................    cartoons
CNN International(2)........................................    world news
TVSN(3).....................................................    shopping
Fox Sports II...............................................    sports

     (1) TNT and Cartoon  Network  share one channel.
     (2) The Gold Coast (MMDS) only.
     (3) DTH only.

     Austar also offers an eight-channel "Digital Radio" service to its DTH customers. In March 1996, Austar began offering its first optional premium channel, World Movies, which consists primarily of foreign movies, art films and features. Austar is charging approximately $5 per month for World Movies. Initial demand for this service has been strong with 21,332 customers as of December 31, 1997, approximately 11% of Austar's basic subscribers.

     In May 1998, Australis Media Limited ("Australis"), a major supplier of programming to Austar, was placed into receivership in Australia. As a result of the receivership and of the subsequent termination of various agreements, as of May 20, 21 and 22, 1998, Australis ceased to be a provider of programming and signal to Austar.

     On May 19, 1998, Austar entered into a 50/50 joint venture with Optus Vision Pty Limited ("Optus") for the ownership and operation of a satellite distribution platform. As of May 21, 1998, this platform was fully operational. In addition, Austar has signed agreements with Foxtel under which it will be provided with several channels currently carried by Austar, including the Core Package. These developments have caused only minor disruptions and changes in service to Austar's existing customer base.

     Also as of May 19, 1998, Austar was granted additional programming rights by Optus which would permit the carriage of certain channels of programming not previously available to Austar. The specific packages of service to be offered by Austar pursuant to these arrangements has not yet been concluded.

     Under the terms of the Austar Bank Facility, the termination of Austar's franchise agreements with Australis is an event of default if (i) the termination is initiated by Austar, (ii) the termination is not rectified within seven days and (iii) the termination would likely have a material adverse effect on Austar. Austar received the advance consent of the lenders under the Austar Bank Facility to terminate its franchise agreement with Australis, and such banks have not given notice that a termination would constitute a material adverse effect. Austar believes that, based upon its successful migration to the signal platform and programming agreements described above, there will be no such material adverse effect.

     The substantial majority of Austar's metropolitan markets are either small (i.e., approximately 20,000 homes), and/or have relatively low household densities (generally 25 to 75 homes per square kilometer as compared to 100 to 130 homes per square kilometer in Australia's largest cities). As a result, Austar believes that its metropolitan markets generally do not have sufficient density to justify the construction of competitive wireline cable systems. While UAP believes household densities could potentially support wireline cable construction in areas representing approximately 20% of Austar's total franchise homes, the relatively small size of these markets reduces the attractiveness of constructing a competitive cable network. In addition, Austar, as a licensed subscription television provider, is authorized to build wireline cable systems in its markets and, where appropriate, could construct wireline cable systems. With the exception of the Foxtel cable television system currently extending into Austar's 116,000-home Gold Coast metropolitan market and a small cable television system in the 14,000-home market of Mildura, Austar does not currently have any operational subscription television competitors in its operating areas. In the Gold Coast, Austar is currently providing 17 channels of programming as its basic package, which includes the Core Package as well as nine additional channels, at a monthly rate of approximately $23 with a one-time installation charge of approximately $13. Foxtel offers the Core Package as well as 17 other satellite or locally originated channels for a monthly fee of $28 and an installation charge of $19. At December 31, 1997, Austar had 17,000 subscribers in the Gold Coast and estimates that Foxtel has 8,000 subscribers in this market.

New Zealand:  Saturn
--------------------

     UIH A/P owns 65% of Saturn, which launched service on the initial portions of its hybrid fiber coaxial ("HFC") network that will allow it to provide multi-channel television services as well as business and residential telecommunications services in the Wellington area, encompassing 135,000 homes. Wellington is New Zealand's capital and second largest city. The Company launched service in portions of this system in September 1996 and expects construction to be completed by mid-1999. Saturn's system will allow the integrated delivery of pay TV, telephony, Internet access, high speed data and future interactive services. Saturn recently executed an interconnect agreement that will allow it to provide local residential and business telephone services. By bundling both subscription television and telephony services, Saturn will be able to offer pricing discounts across both services, which management believes will provide an advantage over competitors that offer only one service. In April 1998, Saturn launched a full complement of telephone services to both residential and business markets. Saturn's cable system also passes approximately 6,000 homes on the Kapiti Coast north of Wellington. As of December 31, 1997, Saturn's activated networks passed approximately 24,000 homes and serviced approximately 3,000 subscribers. In addition, Saturn has secured additional rights to use existing poles to attach its network cable in markets representing 500,000 homes, subject to local planning approval, and is exploring the possibility of expanding its networks and services to these markets.

     Saturn  competes  with four  broadcast  networks  as well as several  other free-to-air regional channels and Sky TV ("Sky"), the largest provider of subscription television services with a five-channel encrypted UHF subscription television service. Sky has recently announced a launch of a DBS in the second half of 1998. Telecom New Zealand ("Telecom"), New Zealand's largest telecommunications service provider, is the primary competition to Saturn's planned local loop telephony service.

Australian Programming:  XYZ Entertainment
------------------------------------------

     Through its 25% interest in XYZ Entertainment, UIH A/P provides four channels (Discovery, Nickelodeon/Nick at Nite, Channel [V] and Arena or the "XYZ Channels") of the eight channels which are distributed as the Core Package, the most widely-distributed programming package in Australia. During 1997, XYZ Entertainment also launched another channel, Lifestyle.

Tahiti:  Telefenua
------------------

     UIH A/P has an up to 90% economic interest in Telefenua, which operates a 16 channel MMDS in a franchise area that, as of December 31, 1997, included approximately 20,000 serviceable homes. The Company and its partners are in the early stages of negotiations relating to the sale of all or a portion of Telefenua to a local strategic investor, although there can be no assurance that the Company will conclude such a transaction.

Philippines:  Sun Cable
-----------------------

     UAP holds a note in Sun Cable, which, upon certain events, is convertible into a 40% equity interest in Sun Cable, the third largest cable television operator in the Philippines with wireline cable television systems in 15 markets that had a total of approximately 600,000 television homes at December 31, 1997. Sun Cable is also exploring the provision of cable telephony services over its networks, many of which are HFC. At three lines per 100 persons, the Philippines' telephone penetration rate is currently one of the lowest in the world.

     In April 1998, Sun Cable and SkyCable, the largest multi-channel television service operator in the Philippines, formed a joint venture into which Sun Cable contributed its properties and SkyCable contributed its multi-channel television properties outside of Manila, and in which SkyCable will hold a 51% interest and Sun Cable will hold a 49% interest. The joint venture is the second largest multi-channel television operator in the Philippines and the largest outside the Manila metro area with approximately 160,000 subscribers and approximately 1.3 million franchise homes.

UAP Development Opportunities
-----------------------------

     UAP is engaged in the origination and development of new opportunities to construct, acquire or distribute multi-channel television systems and services in newly emerging markets throughout the Asia/Pacific region. These development projects include potential investments and/or acquisition opportunities in Taiwan, Japan, Indonesia and Malaysia.

LATIN AMERICAN OPERATIONS

Overview
--------

     Through UIH LA, a wholly-owned subsidiary of the Company, UIH owns interests in and operates multi-channel television distribution systems in Chile, Brazil, Mexico and Peru. The Company believes that many countries in Latin America are characterized by rapidly growing economies, increasing political stability, declining inflation and low multi-channel television penetration. In addition, many Latin American countries are placing an emphasis on privatization of businesses. UIH LA's current strategy is to (i) increase the subscribers, revenues and cash flows of its existing, larger core operating companies, (ii) purchase significant or majority ownership positions in new multi-channel television operating companies and/or development projects in Latin America and (iii) reduce the indebtedness of UIH LA with proceeds from the sale of selected assets.

     UIH LA currently owns a 34% interest in VTRH, the largest cable television operator in Chile, serving an estimated 57% of the total homes passed in Chile as of December 31, 1997. UIH LA is currently evaluating for sale its ownership positions in (i) systems in Mexico, which it currently plans to divest in order to reduce debt and (ii) Jundiai, a system located in Jundiai, Brazil. The Company anticipates that a portion of the proceeds of any such sales will be used to repay certain UIH LA indebtedness.

Chile:  VTRH
------------

     As of December 31, 1997, VTRH passed a total of approximately 1,478,900 cable homes and had approximately 369,200 total pay television subscribers. In June 1997, VTRH launched cable telephony operations in one 18,000-home area of Santiago, and as of December 31, 1997, VTRH had passed approximately 16,700 cable telephony homes with approximately 3,500 cable telephony subscribers. VTRH expects that its packaging of video, Internet/data and cable telephony services will position it as a fully integrated provider of telecommunications services. VTRH, which distributes television signals through the use of wireline and wireless cable, is currently the only operator of MMDS in the Santiago metropolitan area (where 40% of the Chilean population resides) and is the only operator of DTH in Chile. VTRH has upgraded approximately 80% of its network to technology that will eventually support cable telephony operations and should enable the Company to offer other interactive services such as Internet/data access and impulse pay-per-view.

     Historically, VTRH's basic cable service has included all programming, including soccer matches, movie channels and special events, in a single package for a basic monthly fee. The fee for the package is not constant, but rather varies depending on the geographic area of the subscriber, the market size, the number of channels being provided and the level of competition. More recently, however, VTRH has introduced tiered services with premium channels sold on an a la carte basis. Like most Latin American operators, VTRH's programming relies mainly on international sources such as the United States, Europe, Argentina and Mexico to compile their channel lineups. Domestic cable TV programming is beginning to develop, however, particularly around local sporting events, such as soccer matches.

     VTRH has budgeted approximately $48 million for capital expenditures in 1998 primarily for the equipment necessary to upgrade certain portions of the network for cable telephony services and for additional cable infrastructure. VTRH expects to fund these expenditures from operations and project financing.

     The Chilean cable television market has only two dominant providers of cable television (i) VTRH with approximately a 60% market share and (ii) Metropolis-Intercom S.A. ("Metropolis-Intercom"), a joint venture between Tele-Communications, Inc. ("TCI") and the local telephony provider, with approximately a 40% market share. As of December 31, 1997, Metropolis-Intercom had approximately 250,000 subscribers, 1.4 million homes passed, a 18% penetration and 7 headends, while as of the same date, VTRH had approximately 373,000 subscribers, 1.5 million homes passed, a 25% penetration and 36 headends. Metropolis-Intercom is prohibited from offering telephony services because it leases most of its network from the local telephony provider.

     UIH LA currently owns 34% of VTRH. In connection with the formation of VTRH, UIH LA and VTR S.A., VTRH's other shareholder, agreed to reset ownership percentages based upon independent valuations of the respective assets each party contributed as of December 31, 1997. This valuation process is currently underway and is not expected to be completed until June 1998. If the appraised value of the assets UIH LA contributed to VTRH is less than 34% of the total assets contributed to VTRH by both parties, UIH LA will be obligated to purchase sufficient shares to restore its ownership percentage to 34%. Conversely, if UIH LA assets are greater than 34%, UIH LA's ownership will be adjusted accordingly.

Following such ownership percentage adjustments, if any, UIH LA, at its sole election, may increase its ownership to 50% at a purchase price based upon the appraised value of VTRH.

Brazil:   Jundiai and TVSB
--------------------------

     UIH LA currently has ownership interests in two systems in Brazil: (i) a 46.3% interest in Jundiai, which holds nonexclusive cable television licenses for the city of Jundiai and (ii) a 45.0% interest in TVSB, an owner and operator of a 31 channel exclusive license MMDS networks. As of December 31, 1997, UIH LA's Brazilian operations passed a total of approximately 442,300 homes and had estimated total subscribers of approximately 31,500. UIH LA is currently evaluating a sale of its 46.3% interest in Jundiai to them in order to focus all of its cable operations on the new license tender process. In January 1998, UIH LA increased its interest in TVSB to 45%, and is currently negotiating with its partner in TVSB to purchase the remaining 55% ownership interest.

Mexico:  Megapo
---------------

     UIH LA and its Mexican partner recently engaged an investment bank to explore the possible sale of the Mexican operations. UIH LA plans to use proceeds of any such sale to reduce indebtedness at UIH LA. UIH LA has a 49% interest in subsidiaries of Megapo in Mexico, one of the largest multi-channel television markets in Latin America with over 14.6 million television households and two million multi-channel television households. As of December 31, 1997, Megapo owned and operated cable television systems with approximately 54,400 subscribers, approximately 341,600 homes under franchise, and a total of approximately 173,300 households passed in Acapulco, Cuernavaca, Oaxaca and Chilpacingo, Mexico. Although UIH LA is restricted by Mexican law to a maximum 49% ownership interest in Megapo, UIH LA's agreement with Megapo provides that UIH LA may appoint two of the five directors for each of the six operating subsidiaries and one of the two management committee members for each operating subsidiary. Generally, most significant actions of an operating subsidiary require the approval of at least four board members, giving UIH LA veto power over such actions. Additionally, four of the operating subsidiaries have entered into technical assistance agreements with a subsidiary of the Company to provide assistance relating to the design and construction of the cable systems network, marketing of services and the management of subscriber and information systems.

     In Mexico, cable operators were generally granted exclusive operating licenses for a given territory although under Mexico's new Telecommunications Law, exclusive cable franchises were phased out by the end of 1997, opening up the industry to overbuilds. Cable operators also have faced increased competition from MMDS operators and DTH, which was introduced in 1997.

Peru:  Cable Star and Tacna
---------------------------

     UIH LA is currently  involved in the  development  of two cable  systems in
Peru: Cable Star, located in Arequipa, Peru's second largest city, in which UIH LA holds a 99.0% interest, and Tacna, which has a license to provide cable television services to 30,000 franchise homes in the cities of Tacna and Alto De La Alianza, in which UIH LA holds a 100% interest. At December 31, 1997, Cable Star passed approximately 27,100 homes and served approximately 5,200 subscribers representing a basic penetration rate of 19.2%, and Tacna passed approximately 6,100 homes and had 1,400 subscribers representing a basic penetration rate of 23.0%.

Programming Venture:  UFC
-------------------------

     In 1997, UIH LA and International Family Entertainment ("IFE") created UFC which was owned 50% by UIH LA and 50% by IFE. In July 1997, UFC launched two channels of Spanish and Portuguese language family-oriented programming distributed via satellite throughout Latin America. In September 1997, Fox Kids International acquired IFE, and UIH LA funded 100% of the cash requirements of UFC until May 1998. In May 1998, UIH LA acquired the 50% ownership interest from IFE and then entered into a joint venture with a division of Metro-Goldwyn-Mayer, Inc. ("MGM") to form MGM Networks Latin America, LLC ("MGM Networks LA"). Under the terms of the joint venture with MGM, UIH LA contributed its 100% interest in UFC for a 50% interest in MGM Networks LA, and MGM acquired a 50% interest in MGM Networks LA by contributing its Brazil channel (MGM Gold Brazil) and committing to fund the first $9.9 million ($6.7 million of which was funded at closing) required by MGM Networks LA. MGM Networks LA has also entered into a trademark license agreement with MGM for the use of the MGM brand name and also into a program license agreement to acquire programming from MGM. As of May 1998, MGM Networks LA distributed its signal to more than 3 million homes in 14 countries throughout Latin America.

Argentina:  Bahia Blanca, Comodoro, Trelew and Santa Fe
-------------------------------------------------------

     In October 1997, the Company completed the sale of all of its cable television assets in Argentina, including the regions of Bahia Blanca, Comodoro, Trelew and Santa Fe (the "Argentina Transaction"). The sale price for the Argentina Transaction was $268.2 million, $25.3 million of which consisted of remaining purchase money notes payable to sellers which were assumed by the buyers from the Company's original acquisition of the systems in 1996 and 1997.

COMPETITION

     Multi-channel television systems compete with broadcast television, which consists of television signals that the viewer is able to receive directly on his set using his own antenna ("off-air"). The extent of such competition is dependent in part upon the quality and quantity of the signals available by such off-air reception as compared to the services provided by the available multi-channel television systems. Accordingly, it has generally been less difficult to obtain higher penetration rates in areas where there is off-air signal interference, where such signals are weak or where signals available off-air are limited, than in areas where high quality off-air signals are available without the aid of multi-channel television systems. Thus, the construction of more powerful transmission facilities near a system or the increase in the number of television signals in such areas could have an adverse effect on revenues.

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

REGULATION

     The provision of multi-channel television services and telephony in the countries in which the Company operates is regulated by national, and in certain areas by local, governmental authorities. The scope of regulation varies among the countries. Generally, exclusive or non-exclusive franchises or licenses are awarded to multi-channel television operators. Franchises and licenses often require the payment of fees. Local laws sometimes limit the amount of subscription fees that may be charged and often regulate the content of programming and use of advertising. Below is a summary of certain regulations and franchise terms effecting the Company's major operating systems.

European Community
------------------

     For national jurisdictions within the European Community ("EC"), the timetable and details of the liberalization of cable infrastructures are defined by EC directives. The European and national legal frameworks are rapidly changing. As members of the EC, The Netherlands, Belgium and Austria are either in the process of enacting new rules for telecom and media infrastructures and services or have just completed these codifications. Although not an EC member state, Norway generally adheres to the same principles and it respects the same implementation timetable.

     The liberalization of telecommunications infrastructure and cable television networks is one of the main policy goals of the European Commission in support of an information society. The EC Cable TV Networks Directive ensures that cable television networks are allowed to interconnect with the public telecommunications network and each other directly. The conditions and rules for licensing and inter-connection are established by each member state in accordance with the principles set forth in the EC directives. Licensing conditions are based only on essential requirements, conditions or permanence, availability and quality of the service provided and financial obligations with regard to universal service. Interconnection is ensured on non-discriminatory, proportional, and transparent terms, based on objective criteria.

     The European Commission recently issued a proposal to require telecommunications organizations to separate legally their telecommunications activities from their cable television network operations. In individual cases of dominance, the European Commission could impose further measures, such as divestiture. In addition, the European Commission proposed to lift all restrictions on the use of telecommunications networks for the provision of cable television capacity before January 1, 2000.

Austria
-------

     The Austrian Telecommunications Law of 1997, as amended, permits the use of cable networks for telecommunications services. Licenses issued by the Telekom Control Commission are required for mobile telephony services, public voice telephony services and public offer of leased lines by means of a fixed telecommunication network that the provider operates itself and, under normal circumstances, are issued within six weeks following application, if the applicant meets the technical requirements and the applicant is deemed capable of providing the service in accordance with the license, particularly in relation to the quality of service and the service obligation. Telekabel has applied for, and has been granted, a license for providing public voice telephony services in Austria.

     Telekabel is aware of the notification requirements to the Telekom Control Commission for the provision of Internet services and to the Regional Radio and Cable Broadcast Authority for the provision of pay-per-view services. Telekabel has filed these notifications. According to the Austrian Copyright Act, Telekabel has to conclude agreements with the Austrian Collecting Societies stipulating the conditions for retransmitting broadcasts on which copyrights exist, which applies to Telekabel's pay-per-view services. Negotiations between Telekabel and the Collecting Societies are still in progress. While UPC believes the negotiations will conclude successfully, there can be no such assurances.

Belgium
-------

     In Belgium, cable television licenses are no longer exclusive and new cable operators only need an authorization from the appropriate regulating Minister. These authorizations are renewed for nine-year terms, unless renounced by the distributor or revoked by the Minister in case of noncompliance by the cable operator with the cable decree.

     Recent cable decrees grant the cable operators a right of way for the use of public and private property for the installation and exploitation of their cable systems. As a consequence, the cable operators no longer need to renew the concession agreements with the various municipalities as was the case in the past. It is unclear whether the existing municipal concessions agreements that had not yet expired when the new cable decree was introduced, and hence the obligation for the cable operators to pay franchise fees to the municipalities provided for therein, will be maintained. Although this is currently subject to debate, Radio Public believes that the outcome of this discussion will not affect its ability to operate in the region.

     In line with the liberalization process in the EC, the Belgian Parliament adopted in December 1997 a law abolishing the remaining monopoly rights of Belgacom, the national telecommunications operator. Belgacom's competitors have been granted the right to access Belgacom's leased lines and to interconnect with Belgacom's network on a non-discriminatory and cost-oriented basis. Radio Public has already obtained a license to offer Internet-related services.

Norway
------

     Governmental   approval   is  required   to   establish  a  cable   network
infrastructure in Norway. Generally, networks can only be established and operated upon obtaining a concession from the State Authority of Telecommunication. Janco has all of the necessary licenses and concessions for the operation of its current business.

     Cable television networks may also offer value services, digital mobile communications, data services, resale of spare capacity on leased lines, and satellite communications. As of January 1, 1998, alternative networks were permitted to offer voice telephony services; however, the regulations regarding such services have not yet been finalized. Cable telephony is also open to competition and anti-competition provisions designed to balance the strong market position of dominant providers of such service may apply although some government regulations implementing the anti-competition aspects of the new telecommunications regime have not yet been finalized.

The Netherlands
---------------

     Under the forthcoming Telecommunications Act, simple registration is sufficient for the construction, maintenance and operation of cable networks. For the use of frequencies and/or numbers, operators need to apply for licenses, which will be granted provided that there is sufficient frequency bandwith or numbers.

     The statutory monopoly of KPN was abolished in July 1997. KPN is, under EC and national law, obliged to make available facilities required for, or directly related to, interconnection and/or special access.

     The 1997 Media Act allows cable operators to provide their own services over their networks and allows for local inserts of advertising under strict conditions.

Australia
---------

     The provision of subscription television services in Australia is regulated by the federal government under various Commonwealth statutes. In addition, state and territory laws, including environmental and consumer contract legislation, may impact the construction and maintenance of a transmission system for subscription television services, the content of those services, as well as on various aspects of the subscription television business itself.

     The Broadcasting Services Act of 1992 ("BSA") regulates the ownership and operation of all categories of television and radio services in Australia including cable, DTH, MMDS or any other means of transmission. The BSA regulates subscription television broadcasting services by requiring each service to have an individual license. Companies associated with Austar hold approximately 50 satellite and 100 non-satellite subscription television broadcasting licenses. These licenses, together with Austar's MMDS licenses, enable Austar to provide subscription television broadcasting services by MMDS in its franchise areas.

     The Radiocommunications Act regulates the use of the radio spectrum in Australia, including the issue and use of MMDS apparatus licenses. Apparatus licenses authorize the licensee (and certain persons authorized by the licensee) to operate specified radiocommunications devices. The apparatus licenses issued to Austar authorize the operation of radiocommunications transmitters at each of Austar's MMDS networks and permit the transmission of signals over specified frequencies to Austar's subscribers.

     The Company's increase in its ownership of Austar and certain amendments to the articles of association and securityholder agreements of Austar made in 1995 affected the number of Austar directors designated by the Company and the manner in which those directors are elected. While those matters did not require any advance notification or approval under Australian law, they could be reviewed in the future by the Treasurer of Australia under provisions of the Australian Foreign Acquisitions and Takeovers Act of 1975 ("FATA"). If so reviewed and determined by the Treasurer to have resulted in a change of control of an Australian person to a foreign person that is against the national interest, there would be no violation of law but the Treasurer could, among other things, require control of Austar to be restored to its previous position. Prior to the ownership increase, the Company was entitled to appoint directly three of six directors of Austar. While the Company believes that it is unlikely that the Treasurer would reach such a conclusion if it decided to review Austar, there can be no such assurance. If the Treasurer were to require control of Austar to be restored to the maximum extent permitted by the FATA, the Company could appoint only one-half of the directors of Austar and it might no longer affirmatively control Austar. While the Company believes a determination under the FATA would not affect the Company's 100% economic interest in Austar, there can be no assurance that such would be the case. If the Treasurer were to review matters, the Company would seek to minimize the effect of any required change on its relationship with Austar through a restructuring of its ownership interest or arrangements providing for the designation of independent persons as the directors it does not designate.

Chile
-----

     Regulation of the cable television and telephony industry in Chile is minimal. Cable and telephony registrations are through the Subsecretary of Telecommunications and the Ministry of Transportation and Telecommunications is the government body responsible for regulating, granting concessions and registering all telecommunications. Wireline cable television licenses are non-exclusive and granted for indefinite terms, based on a business plan for a particular geographic area. There is a 15% value added tax levied on cable television services but no royalty or other charges associated with the re-transmitting of programming from off-air broadcasting television networks. MMDS licenses have a term of 25 years and are renewable for an additional 25 years. VTRH has licenses in every major and medium sized market in Chile. A total of 157 licenses, including 14 for MMDS, have been granted for cable television. Chilean law allows for 100% foreign ownership in local cable concerns and foreign citizens can serve on a holding company's Board of Directors. Cross ownership between cable television and telephony is also permitted.

EMPLOYEES

     As of February 28, 1998, the Company, together with its consolidated subsidiaries, had approximately 1,900 employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
    ----------------------------------------------------------------------------

     The Company holds interests in foreign operating entities. As is typical during the development, construction and early operation stages of multi-channel television systems, the operating companies in which the Company holds ownership interests generally have not paid dividends or other distributions to the Company. Since its inception, the Company's primary source of operating revenue has been the management fees it receives from operating companies. The Company currently earns management fees from individual operating companies. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES
-------------------

     The Company leases its executive offices in Denver, Colorado, as well as its regional operating offices. The Company's facilities and the facilities of its subsidiaries, are in the opinion of management, suitable and adequate. The Company's various operating companies lease or own their respective administrative offices, headend facilities, tower sites and other property necessary for their operations.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Other than as described below, the Company is not a party to any other material legal proceedings, nor is it currently aware of any other threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

     The territorial government of Tahiti (in French Polynesia) has legally challenged the decree and authority of the Conseil Superieur de l'Audiovisuel ("CSA") to award Telefenua the authorizations to operate an MMDS service in French Polynesia. The French Polynesian's challenge to France's authority to award Telefenua an MMDS license in Tahiti was upheld by the Conseil d'Etat, the supreme administrative court of France. The territorial government of Tahiti has brought an action in French court seeking cancellation of the MMDS licenses awarded by the CSA to Telefenua, although no such cancellation has yet taken place. There can be no assurance that if the existing authorization is nullified a new authorization will be obtained. If Telefenua does not obtain a new authorization, there is no assurance that Telefenua will receive any restitution. In addition, any available restitution could be limited and could take years to obtain.

     In April 1997, following a trial in the United States District Court for the District of Colorado, the Company and its majority-owned affiliate, UIH Asia Investment Company, as plaintiffs, obtained a jury verdict against The Wharf (Holdings) Limited ("Wharf Holdings"), its wholly-owned subsidiary, Wharf Communications Investments Limited and Wharf Holdings' deputy chairman, Stephen Ng (the "Wharf Group"), on claims of securities fraud, fraud, breach of fiduciary duty, breach of contract and negligent misrepresentation, and was awarded $67.0 million in compensatory damages and $58.5 million in exemplary damages. In May 1997, the Court awarded prejudgment interest of $28.2 million, and entered judgment on the verdicts. In October 1997, the Court denied the defendants' motion for a reduction in the amount of damages, for a new trial, and/or for a judgment as a matter of law. On November 4, 1997, defendants appealed the judgment to the United States Court of Appeals for the Tenth
Circuit. On December 31, 1997, Wharf Holdings filed a separate appeal to the Tenth Circuit related to the contempt sanctions that the District Court imposed as a result of Wharf Holdings' refusal to turn over certain assets in satisfaction of the judgment. On January 29, 1998, Wharf Holdings posted a $173.5 million supersedeas bond to secure the judgment entered in favor of the Company. Although the Company and UIH Asia Investment Co. intend to defend vigorously the appeals, there can be no assurance that the judgment will be affirmed or that the damages will be collected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the quarter ended February 28, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     The Company's Class A Common Stock trades on the Nasdaq Stock Market sm under the symbol "UIHIA." The following table sets forth the range of high and low sale prices reported on the Nasdaq Stock Market sm for the periods indicated:
                                                            High          Low
                                                          --------      -------
Year ended February 28, 1998:
   First Quarter.......................................    10 1/4       8 1/4
   Second Quarter......................................    11 1/2       9 3/4
   Third Quarter.......................................    13 3/4       10 5/16
   Fourth Quarter......................................    14 9/16      10 3/8

Year Ended February 28, 1997:
   First Quarter.......................................    16 3/4       13 1/2
   Second Quarter......................................    16           10 1/2
   Third Quarter......................................     13 63/64     12
   Fourth Quarter......................................    14 1/8       10 1/8


     As of May 22, 1998, there were approximately 115 holders of record of Class A Common Stock and 38 holders of record of Class B Common Stock.

     The Company has never paid cash dividends on its common stock and is currently restricted from paying cash dividends by the terms of the indentures governing the Company's senior secured discount notes. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 8 "Financial Statements and Supplementary Data" Note 8.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following selected annual consolidated financial data have been derived from the Company's audited consolidated financial statements. The Company's consolidated financial statements do not consolidate the operating results of its minority-owned affiliates, including UPC historically. The data set forth below is qualified by reference to and should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company included elsewhere in this report and also with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                      For the Years Ended
                                                              -------------------------------------------------------------------
                                                                   February 28,           February 29,          February 28,
                                                              ----------------------      ------------     ----------------------
                                                                1998          1997            1996           1995          1994
                                                              --------      --------      ------------     --------      --------
Statement of Operations Data:                                           (In thousands, except share and per share data)
   Service and other revenue..............................   $  98,047     $  30,244       $  2,363        $    701     $     --
   Management fee income from related parties.............         575         1,311            507             912          746
   System operating expense...............................     (65,631)      (26,251)        (4,224)         (1,651)          --
   System selling, general and administrative expense.....     (62,803)      (33,655)        (3,524)         (2,103)          --
   Corporate general and administrative expense...........     (28,553)      (20,365)       (18,959)        (16,196)     (10,126)
   Depreciation and amortization..........................     (91,656)      (38,961)        (2,331)         (1,701)        (182)
                                                             ---------     ---------       --------        --------     --------
   Net operating loss.....................................    (150,021)      (87,677)       (26,168)        (20,038)      (9,562)

   Equity in losses of affiliated companies, net..........     (68,645)      (47,575)       (48,635)         (6,106)      (2,551)
   Gain on sale of investments in affiliated companies          90,020        65,249         16,013              --          356
   Interest (expense) income, net.........................    (116,482)      (66,330)       (27,628)         (2,787)       1,034
   Provision for loss on marketable equity securities
     and investment related costs.........................     (14,793)       (5,859)        (6,055)         (2,865)      (2,754)
   Other..................................................      (3,520)        3,367          1,162           1,182         (407)
   Extraordinary charge for early retirement of debt......     (79,091)           --             --              --           --
                                                             ---------     ---------       --------        --------     --------
   Net loss...............................................   $(342,532)    $(138,825)      $(91,311)       $(30,614)    $(13,884)
                                                             =========     =========       ========        ========     ========
   Net loss per common share:
     Basic and diluted loss before extraordinary charge...   $   (6.75)(1) $   (3.59)(1)   $  (2.69)(1)    $  (1.10)    $  (0.68)(2)
     Extraordinary charge.................................       (2.02)           --             --              --           --
                                                             ---------     ---------       --------        --------     --------
     Basic and diluted net loss...........................   $   (8.77)(1) $   (3.59)(1)   $  (2.69)(1)    $  (1.10)    $  (0.68)(2)
                                                             =========     =========       ========        ========     ========
     Weighted-average number of common shares
       outstanding........................................  39,211,501    39,035,776     34,017,660      27,802,250   20,344,726(2)
                                                            ==========    ==========     ==========      ==========   ==========

                                                                                            As of
                                                            ---------------------------------------------------------------------
                                                                  February 28,           February 29,           February 28,
                                                            -----------------------      ------------      ----------------------
                                                               1998          1997           1996             1995          1994
                                                            ----------     --------      ------------      --------      --------
Balance Sheet Data:                                                                     (In thousands)
   Cash, cash equivalents and short-term investments......  $  358,122     $140,743        $161,983        $215,955      $ 68,660
   Investments in and advances to affiliated companies....  $  318,437     $253,108        $272,205        $ 85,280      $ 10,114
   Property, plant and equipment, net.....................  $  440,735     $219,342        $ 31,102        $ 13,741      $  2,989
   Goodwill and other intangible assets, net..............  $  432,005     $132,636        $45,629         $     --      $     --
   Total assets...........................................  $1,679,835     $819,936        $580,206        $370,290      $107,312
   Senior secured notes and other debt....................  $1,866,096     $667,394        $371,374        $202,416      $  4,504
   Total liabilities......................................  $2,024,365     $773,240        $384,482        $212,946      $ 12,145
   Stockholders' (deficit) equity.........................  $(392,280)     $ 15,096        $151,976        $138,870      $ 93,836

(1) Net loss per common share amounts include the accural of dividends on convertible preferred stock which are recorded directly to additional paid-in capital.
(2) As the Company's capital structure prior to fiscal year 1994 was not indicative of the Company's on-going capital structure, unaudited pro forma net loss per common share has been presented for the year ended February 28, 1994 and historical per share data was not presented. The unaudited pro forma information was prepared using a weighted-average number of common shares outstanding for the year ended February 28, 1994, plus shares issued subsequent to February 28, 1993 in connection with the Apollo Transaction (as defined in Item 13 "Certain Relationships and Related Transactions") and the cancellation of amounts due to the Company, as if they were issued on March 1, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

     The following discussion and analysis of financial condition and results of operations cover the years ended February 28, 1998 ("Fiscal 1998"), February 28, 1997 ("Fiscal 1997") and February 29, 1996 ("Fiscal 1996") and should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere herein. Such consolidated financial statements provide additional information regarding the Company's financial activities and condition.

     The Company conducts no operations other than through its operating companies in which it holds varying interests. Because the operating companies have, since inception, been engaged primarily in organizational, start-up and construction activities and have not achieved the expected subscriber penetration levels expected from mature systems, the Company believes that its historical results of operations discussed herein are not indicative of its future results of operations. On December 11, 1997, the Company completed the UPC Transaction, and as a result consolidated UPC's balance sheet as of December 31, 1997 and three weeks of its operations in the Company's consolidated statement of operations for Fiscal 1998. For the year ended February 28, 1999 ("Fiscal 1999") the Company will consolidate the results of operations of UPC for an entire year, which will dramatically affect future consolidated financial results.

INTRODUCTION

     The Company was formed in 1989 for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations outside the United States. The Company currently, through UPC, owns interests in multi-channel television operating systems in 12 countries in Europe and in Israel. The Company has historically accounted for UPC under the equity method. Beginning December 11, 1997, the Company consolidated the operations of UPC including its consolidated subsidiaries (the Austria, Belgium, Czech Republic, France, Netherlands (KTE), Norway, Romania and Slovak Republic operating systems). The Company, through UIH LA and UAP, holds interests in multi-channel television operating systems and related business development projects in Chile, Brazil, Mexico, Peru, Australia, New Zealand, Tahiti, the Philippines and China. Prior to the Argentina Transaction, the Company consolidated the results of the Bahia Blanca, Argentina system. The Company also holds interests in a telephony project in Hungary as well as programming companies for the Australia, Spain, Portugal, Ireland and Latin America markets.

     The Company's consolidated financial statements do not consolidate the operating results of its minority-owned operating companies. Historically, the only revenue reflected on the Company's consolidated statements of operations other than revenue of consolidated subsidiaries is management fees from related parties and certain operating entities. General and administrative costs include salaries, employee benefits, rent and other routine overhead expenses of the Company as well as legal, accounting and consulting fees.

     The Company accounts for its share of the income or loss of its operating companies based on the calendar year results of each operating company. This creates a two-month delay in reporting the operating company results in the Company's consolidated results for its fiscal year-end. Based on reported historical results and the activities of the operating companies, the Company believes this two-month delay has not had and will not have a significant impact on reported operating results of the Company.

     For those investments in companies in which the Company's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of cost over net tangible assets acquired.

     The cost method of accounting is used for other holdings in which the Company's voting interest is less than 20% and where the Company does not exert significant influence, except for its holdings of marketable equity securities. For holdings of marketable equity securities in which the Company's voting interest is less than 20% and where the Company does not exert significant influence, the holdings are carried at fair market value.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations, its development opportunities and its investments in and development of its operating systems primarily through the sale of equity and debt securities as well as through the sale of appreciated assets. Since 1989, the Company has raised total gross cash proceeds of approximately $287.3 million from the sale of its common equity in a series of private transactions and public offerings and approximately $606.3 million from the sale of senior secured discount notes (the "Senior Notes"), net of $531.8 million used to redeem previous note offerings. The following table summarizes the total gross cash proceeds raised by the Company from sales of its common stock and its Senior Notes:

                                                                                                     Gross Proceeds
                                                                                                     (In millions)
                                                                                                     --------------
     Management and original investors...........................................................       $ 28.5
     Private equity offerings (April and July 1993)..............................................         30.0
     Initial public offering (July 1993).........................................................         76.5
     Public equity offering (November 1994)......................................................         86.3
     Public equity offering (November 1995)......................................................         66.0
                                                                                                        ------
         Total equity proceeds...................................................................        287.3
                                                                                                        ------
     November 1994 14% senior secured discount notes.............................................        200.9
     November 1995 14% senior secured discount notes.............................................         75.9
     February 1996 14% senior secured discount notes.............................................         49.1
     February 1998 10.75% senior secured discount notes, net of $531.8 million to redeem the
       existing 14% senior secured discount notes................................................        280.4
                                                                                                        ------
         Total Senior Notes proceeds, net........................................................        606.3
                                                                                                        ------
         Total equity and debt proceeds, net.....................................................       $893.6
                                                                                                        ======

OBLIGATIONS

     From November 1994 through February 1996, the Company raised total gross proceeds of approximately $325.9 million from the public and private offerings of $599.4 million aggregate principal amount at maturity of 14% senior secured discount notes. In February 1998, the Company raised total gross proceeds of $812.2 million from a private offering of senior secured discount notes (the "1998 Notes"). The Company used $531.8 million of the proceeds (which included approximately $65.6 million for tender premiums and associated costs) to repurchase the existing Senior Notes. The 1998 Notes were issued at a significant discount from their aggregate principal amount at maturity and will accrete at a rate of 10.75% per annum, compounded semi-annually to an aggregate principal amount on February 15, 2003 of $1.375 billion. Cash interest will commence to accrue on the 1998 Notes on February 15, 2003. Commencing August 15, 2003, cash interest on the 1998 Notes will be payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The 1998 Notes will mature on February 15, 2008, and will be redeemable at various premiums to par at the option of the Company, on or after February 15, 2003. The 1998 Notes are secured by a first priority lien on the capital stock and intercompany notes to the Company of UIPI and UIHE. The Company will hold its future investments in, and conduct its future operations through, UIPI and UIHE.

     In December 1995, in connection with the Company's acquisition of an additional 40% economic interest in Austar, the Company issued 170,513 shares of its Convertible Preferred Stock, Series A ("Series A Preferred Stock"), having a liquidation value at issuance of approximately $29.8 million as partial consideration for the 40% interest it acquired in Austar (increasing its interest at that time to 90%). In June 2000, the Company is required to redeem the Series A Preferred Stock not previously converted at the then liquidation value. Assuming that none of the Series A Preferred Stock is converted prior to redemption, the total cost to the Company of redeeming the Series A Preferred Stock would be approximately $35.7 million.

SUBSIDIARY CREDIT FACILITIES

     Since its formation in July 1995, UPC has funded the construction, upgrading and operations of its operating companies and development projects through cash from operations, proceeds from debt facilities of certain of its operating companies and cash contributed by UIH upon formation of UPC. As part of the UPC Transaction, (i) UPC purchased 3.17 million shares of Class A Common Stock of the Company held by Philips, (ii) UIH purchased part of the accreted amount of UPC's 9.96% Series A and 10.03% Series B Convertible Pay-in-Kind Notes (the "PIK Notes") and redeemed them for shares of UPC, (iii) UPC repaid to Philips the remaining accreted amount of the PIK Notes, (iv) UPC repurchased Philips' interest in UPC and (v) the Company made a payment to UPC, with UPC in turn making a payment to Philips, in lieu of the issuance of a stock appreciation right by UPC. The Company effectively owns 100% of UPC as a result of the UPC Transaction, except for shares held by a foundation benefiting UPC employees and management, pursuant to UPC's equity incentive plans. The final purchase price (excluding transaction-related costs) was $425.2 million, comprised of $168.7 million for the purchase by the Company and repayment by UPC of UPC's PIK Notes, $33.2 million allocated to the purchase by UPC of 3.17 million shares of the Company's Class A Common Stock and $223.3 million allocated to the purchase of Philips' interest in UPC. The UPC Transaction was funded by a long-term revolving credit facility through UPC with a syndicate of banks (the "Tranche A Facility") ($151.5 million), a bridge bank facility through a subsidiary of UPC (the "Tranche B Facility") ($111.2 million) and a cash investment by the Company of $162.5 million. The maximum amount available under the Tranche A Facility is approximately NLG1.1 billion ($544.6 million as of December 31, 1997), of which approximately NLG479.0 million ($237.1 million as of December 31, 1997) was used to repay existing debt of UPC in conjunction with the UPC Transaction. UPC plans to use any additional borrowings under such facility for general corporate purposes, including capital expenditures, working capital requirements of its subsidiaries and acquisitions.

     In addition to contributions from the Company, UAP has funded its operations, primarily in Australia, through private debt offerings by UIH A/P. In 1996 and 1997, UIH A/P raised total gross proceeds of approximately $255.0 million from the sale of its 14% senior discount notes due 2006 (the "UIH A/P Notes"). The UIH A/P Notes currently accrete interest at a rate of 14.75% compounded semi-annually. Upon the sale by UIH A/P of equity securities generating gross proceeds of at least $70.0 million, the UIH A/P Notes will accrete interest at a rate of 14%. In addition, Austar has in place an Australian $("A$")200.0 million ($130.1 million converted using the December 31, 1997 exchange rate) senior bank facility (the "Austar Bank Facility"), proceeds of which are being used to finance the installation of equipment for new subscribers and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50.0 million revolving working capital facility,
(ii) A$60.0 million cash advance facility and (iii) A$90.0 million term loan facility. This term loan facility will be available to the extent that any drawdown, if added to the existing aggregate outstanding balance under sub-facilities (i) and (ii), would not exceed five times annualized cash flows (as defined), and upon Austar having achieved and maintained total subscribers of at least 200,000. The working capital facility is fully repayable on June 30, 2000. The cash advance facility is fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004. As of December 31, 1997, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110.0 million ($71.5 million converted using the December 31, 1997 exchange rate). Although management does not expect to meet the requirements for drawing down the term loan facility during 1998, they have engaged the lender under the Austar Bank Facility in a discussion regarding an amendment to the Austar Bank Facility. If approved, such an amendment would allow Austar to draw all or a portion of the A$90.0 million term loan facility in advance of the time period currently envisioned. There can be no assurance, however, that such an amendment will ultimately be approved.

     UIH LA has funded its operations through $110.0 million drawn under a bank credit facility in April 1997. The credit facility was repaid in full in October 1997 with proceeds from the Argentina Transaction. Subsequent to the Argentina Transaction, UIH LA arranged a $40.0 million short-term bank facility with Toronto Dominion (Texas), Inc. (the "UIH LA Revolving Credit Facility"), due November 25, 1998. The outstanding balance under this facility as of February 28, 1998 was $33.0 million.

     The indentures and credit agreements associated with the Senior Notes, the UIH A/P Notes, the Tranche A Facility and Tranche B Facility at UPC, the UIH LA Revolving Credit Facility and the Austar Bank Facility place restrictions on the Company and its restricted subsidiaries with respect to incurring additional debt and paying dividends.

SALE OF APPRECIATED ASSETS

     In January 1996, the Company sold its 25% interest in a company developing a cable television system in Rio de Janeiro, Brazil for approximately $13.5 million, recognizing a gain of approximately $11.9 million. In August 1996, the Company sold its 34% interest in a company developing a cable television system in Sao Paulo, Brazil for $78.1 million in cash and a note receivable and recognized a gain of $65.2 million. In October 1997, the Company sold all of its Argentina multi-channel television system assets for approximately $211.1 million (subject to finalization of post-closing adjustments), resulting in a gain of approximately $90.0 million. UIH LA plans to sell certain other assets, including its Mexico system, and to apply the proceeds of such sales, if sufficient, to (i) the repayment of the UIH LA Revolving Credit Facility, (ii) the construction of its existing systems and (iii) the pursuit of new-build opportunities, primarily in Brazil.

     In July 1997, SaskTel Holdings (New Zealand) Inc. ("SaskTel") purchased a 35% equity interest in Saturn by investing New Zealand $("NZ$")29.9 million (approximately $19.6 million) directly into Saturn for its newly-issued shares. The Company believes that SaskTel, a division of Saskatchewan Telecommunications Holdings Corporation of Saskatchewan, Canada, will contribute telephony expertise to Saturn in providing cable/telephony service in the Wellington, New Zealand area.

CASH SOURCES

     The Company had $337.2 million of unrestricted cash, cash equivalents and short-term investments on hand as of February 28, 1998. The Company advanced approximately $94.7 million to subsidiaries subsequent to February 28, 1998, which was utilized primarily to repay existing subsidiary level credit facilities. The Company believes that this cash balance, combined with internally generated cash flow and amounts available under the existing subsidiary level credit facilities of its subsidiaries, will provide it with sufficient capital to meet the growth plans of its existing subsidiaries and affiliates. In addition, UIH is considering the sale of a number of its operations. If the Company completes any such sales, it intends to use the proceeds from such sales to reduce debt and finance the growth of its existing operations. To the extent the Company pursues new acquisition or development opportunities, the Company would need to raise additional capital, either through issuances of its debt or equity securities or through operating company borrowings.

     In conjunction with the issuance of the November 1994 14% Senior Notes, the Company issued 394,000 warrants to purchase a total of 1,786,699 shares of Class A Common Stock at a price of $15 per share. Holders of the warrants required the Company to purchase a total of 76,070 warrants during a put option period in February 1996. The remaining 317,930 outstanding warrants (representing 1,441,739 shares of Class A Common Stock) are exercisable at any time before November 15, 1999, and would result in proceeds to the Company of approximately $21.6 million, if exercised.

     On November 17, 1997, pursuant to the terms of the indentures governing the UIH A/P Notes, UIH A/P issued warrants to purchase a total of 488,000 shares of its common stock, which represented 3.4% of its common stock. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5.1 million, if exercised. The warrants are exercisable through May 15, 2006.

     Because the Company does not currently generate positive operating cash flow, its ability to repay its obligations on the 1998 Notes at maturity in 2008 as well as any other obligations that become due before such time will be dependent on developing one or more additional sources of cash. The Company does not expect any operating company to pay dividends in the foreseeable future and accordingly does not expect any distributions to be made by any affiliates, many of whom are restricted due to existing loan agreements. The Company plans to develop additional cash flow through the addition of revenue generating services to many of its systems, as well as by obtaining controlling ownership of systems whose cash flows it will be able to access, subject to existing credit facility restrictions.

FUNDINGS

EUROPE:
                                                                    Through
         Project                                               February 28, 1998
         -------                                               -----------------
                                                                (In thousands)
         UPC..............................................         $264,947(1)
         Monor............................................           27,682
         IPS..............................................           13,920
         Tara.............................................            6,643
                                                                   --------
                                                                   $313,192
                                                                   ========

         (1) Does not include the value of 3.17 million shares of UIH Class A Common Stock ($50.0 million) issued to Philips at the formation of UPC in July 1995.

     Subsequent to February 28, 1998, the Company loaned $63.0 million to UPC which UPC used to repay a portion of the Tranche B Facility. The Company does not expect to contribute additional capital to UPC for its on-going operating or development requirements, as UPC will finance its operating systems and development opportunities with its operating cash flow, asset sales, and possible equity and debt financings, including additional amounts available under its Tranche A Facility.

     The Company anticipates the aggregate future funding requirements for Monor, IPS and Tara will be less than $5.0 million over the next year.

ASIA/PACIFIC:
                                                                    Through
         Project                                               February 28, 1998
         -------                                               -----------------
                                                                 (In thousands)
         Austar...........................................       $338,990(1)(2)
         Saturn...........................................         28,376(1)(3)
         Telefenua........................................         16,738
         XYZ Entertainment................................         14,090
         Sun Cable........................................         12,336
         United Wireless..................................          7,637
         HITV.............................................          6,073
                                                                 --------
                                                                 $424,240
                                                                 ========

         (1) Does not include amounts contributed to Austar (approximately $11.0 million) and Saturn (approximately $2.9 million) by shareholders other than the Company, which amounts were contributed by such shareholders prior to the acquisition of their respective interests by the Company.
         (2) Includes A$110.0 million ($83.9 million converted using the exchange rate on each funding date) of amounts borrowed under the Austar Bank Facility and $28.8 million paid by the Company to increase its economic interest in Austar to approximately 100%. Does not include the $29.8 million of non-cash issuance of preferred stock by the Company to increase its economic interest in Austar to 90%.
         (3) Does not include the $7.8 million of common stock exchanged for shares of UIH A/P to increase UIH A/P's interest in Saturn to 100% effective July 1996 or the $19.6 million invested by another shareholder for its 35% interest in Saturn in July 1997.

AUSTAR

     The Company expects that Austar will require additional fundings in the future. The amount of capital needed is dependent primarily upon three factors:
(i) the number of new subscribers added; (ii) the level of churn, that is, the level of existing subscribers who disconnect from Austar's service; and (iii) the mix of DTH versus MMDS installations. Substantially all fixed costs required to operate Austar's service have already been incurred. The average cost to install a subscriber includes variables such as equipment, marketing and sales costs, and installation costs. The average cost of a subscriber who disconnects is reduced by the recovery of certain equipment (principally converters). In addition, installation costs are further reduced if a new subscriber is installed in a previously disconnected home. For the year ended December 31,

1997, Austar experienced average monthly churn of 4.2%, exceeding its budgeted figure for monthly churn of 3.2%, which had a negative $5.5 million impact on operating and capital costs.

     Austar plans to continue to expand and add subscribers; however, the timing of such expansion and the funds required for such expansion are largely variable. Based upon current plans and budgeted churn, Austar will require approximately $50.0-$75.0 million to continue on its current expansion path for the period from April 1, 1998 to December 31, 1998 and approximately $50.0-$75.0 million for similar expansion plans for 1999. The sources of funds for such expansion may include the raising of private or public equity, continued investment by UIH, the drawdown of the remaining amount ($58.5 million converted using the December 31, 1997 exchange rate) under the Austar Bank Facility (assuming that certain financial ratios are met, which ratios are not currently being met) or the sale of non-strategic assets. The Company may or may not be successful in completing all or any of such financings. The Company believes, however, that its committed financial support combined with, if necessary, reductions in Austar's planned capital expenditures are sufficient to sustain Austar's operations through at least early 1999.

SATURN

     The Company expects that Saturn will require additional fundings in the future. Saturn's capital needs include capital for the completion of the network required by Saturn to offer cable television and telephony services and the capital required to install customers. Management currently estimates that the Company's portion of the total funding required for Saturn is approximately $50.0-$55.0 million for the period from April 1, 1998 until Saturn has sufficient cash flows from operations to cover such needs, although there can be no assurances that further additional capital will not be required. Of this amount, approximately $35.0 million is required as a fixed cost to complete the construction of the network, and the remainder is required as a result of the installation of customers. The sources of funds for such expansion may include the raising of private or public equity, continued investment by UIH, the raising of equipment and/or bank financing (where the Company has already commenced discussions with several potential lenders) or the sale of non-strategic assets. The Company may or may not be successful in completing all or any of such financings. The Company believes, however, that its committed financial support combined with, if necessary, reductions in Saturn's planned capital expenditures, are sufficient to sustain Saturn's operations through at least early 1999.

OTHER

     The Company anticipates that aggregate future funding requirements for Telefenua, XYZ Entertainment, United Wireless, Sun Cable and HITV will be less than $5.0 million over the next year.

LATIN AMERICA:
                                                                    Through
         Project                                               February 28, 1998
         -------                                               -----------------
                                                                (In thousands)
         VTRH.............................................         $ 92,754
         Megapo...........................................           31,248
         UFC..............................................           12,099
         Cable Star.......................................            9,766
         TVSB.............................................            8,100
         Jundiai..........................................            6,652
         Tacna............................................              817
                                                                   --------
                                                                   $161,436
                                                                   ========

     Subsequent to February 28, 1998, the Company loaned $31.7 million to UIH LA to reduce the UIH LA Revolving Credit Facility by $25.0 million and for general corporate use. The Company currently has an option to increase its ownership interest in VTRH up to 50% based upon a revaluation of the properties originally contributed to the joint venture. Thus, the Company could fund additional amounts to increase its ownership percentage (subject to maximum and minimum values) of the joint venture. Other than this option, the Company expects the aggregate future funding requirements for VTRH will be approximately $8.0 million over the next year. On April 15, 1998, the Company exercised its option to purchase an additional 55% interest in TVSB for approximately $12.0 million. The purchase price will be payable 50% upon approval by the Brazilian National Telecommunications Agency ("ANATEL"), which is expected prior to August 15,

1998, and 50% within one year of the date ANATEL approval is received. The Company expects the aggregate future funding requirements for Megapo, Jundiai, Cable Star, Tacna and UFC will be less than $20.0 million over the next year. UIH LA plans to fund the majority of its remaining project requirements as well as potentially obtaining new Brazilian cable licenses through proceeds from the sale of certain non-core assets, the available balance on the UIH LA Revolving Credit Facility and/or proceeds from further investments by UIH or other financial or strategic partners.

STATEMENTS OF CASH FLOWS

FISCAL 1998

     The Company incurred a net loss during the year ended February 28, 1998 of $342.5 million, which included non-cash operating items such as depreciation and amortization expense totaling $91.7 million, accretion of interest on the UIH and UIH A/P senior notes and amortization of financing costs totaling $110.6 million and equity in losses of affiliated companies of $70.3 million.

     Cash and cash equivalents increased $234.7 million from $68.7 million as of February 28, 1997 to $303.4 million as of February 28, 1998. Principal sources of cash during the year ended February 28, 1998 included gross proceeds of $812.2 million from the sale of the 1998 Notes, $211.1 million net cash proceeds from the sale of the Company's Argentine cable systems, $110.0 million of borrowings under the UIH LA Credit Agreement, $85.2 million of borrowings on the Austar Bank Facility, $38.0 million from the UIH LA Revolving Credit Facility, net proceeds from the net change in short-term investments of $36.6 million, $29.9 million gross proceeds from the issuance of the UIH A/P senior notes in September 1997, $22.0 million from cash contributions from minority interest partners and $20.1 million of repayments on notes receivable and other sources.

     During the year ended February 28, 1998, cash was used principally for redemption of the existing Senior Notes of $531.8 million, investments in the Company's affiliated companies totaling $177.6 million, repayment of debt under the UIH LA Credit Agreement of $110.0 million, purchases of property, plant and equipment totaling $115.0 million to continue the build-out of existing projects, primarily Austar, payments on the Company's seller notes for Comodoro, Trelew, Santa Fe and Bahia Blanca, Argentina totaling $46.4 million, debt financing costs of $30.9 million, payment of construction payables that existed as of February 28, 1997 totaling $29.6 million, $8.4 million deposited in restricted cash, $20.0 million for repayment of other debt and other investing and financing uses, and the funding of operating activities of $60.7 million during the period.

FISCAL 1997

     The Company incurred a net loss during the year ended February 28, 1997 of $138.8 million, which included non-cash operating items such as depreciation and amortization expense totaling $39.0 million, accretion of interest on the UIH and UIH A/P senior notes and amortization of financing costs totaling $73.7 million and equity in losses of affiliated companies of $47.6 million.

     Cash and cash equivalents decreased $43.4 million from $112.2 million as of February 29, 1996 to $68.8 million as of February 28, 1997. Principal sources of cash during this period included $225.1 million gross proceeds from the issuance of the UIH A/P senior notes in May 1996, $78.1 million from the sale of Net Sao Paulo, which was satisfied with $43.1 million in cash at closing and $35.0 million in payments on a note receivable, $38.3 million of an increase in construction payables and $27.3 million of repayments on other notes receivable and other sources.

     During the year ended February 28, 1997, cash was used principally for the purchase of property, plant and equipment totaling $204.4 million to construct Austar's and Telefenua's systems, investments in the Company's affiliated companies totaling $100.3 million, the purchase of net short-term investments of $34.7 million, $11.9 million of repayments on sellers notes, $25.4 million of financing costs and other uses, and the funding of operating activities of $35.5 million during the period.

FISCAL 1996

     The Company incurred a net loss during the year ended February 29, 1996 of $91.3 million, which included non-cash operating items such as depreciation and amortization expense totaling $2.3 million, accretion of interest on the UIH and UIH A/P senior notes and amortization of financing costs totaling $35.2 million and equity in losses of affiliated companies of $48.9 million.

     Cash and cash equivalents increased $81.5 million from $30.7 million as of February 28, 1995 to $112.2 million as of February 29, 1996. Principal sources of cash during this period included $125.0 million gross proceeds from the issuance of the November 1995 14% Senior Notes and the February 1996 14% Senior Notes, $62.0 million, net, from the public equity offering in November 1995, $135.5 million in proceeds from the net change in short-term investments and restricted cash released, $12.8 million in proceeds from the sale of a portion of XYZ Entertainment and other affiliates and $10.8 million of borrowings on other debt and other sources.

 During the year ended February 29, 1996, cash was used principally for investments in affiliated companies totaling $204.7 million, the purchase of property, plant and equipment totaling $10.2 million to construct Austar's and Telefenua's systems, $29.6 million of financing costs and other uses, and the funding of operating activities of $20.1 million during the period.

RESULTS OF OPERATIONS

FISCAL 1998, FISCAL 1997 AND FISCAL 1996

SERVICE AND OTHER REVENUE. The Company's service and other revenue increased $67.8 million during Fiscal 1998 and $27.9 million during Fiscal 1997, the detail of which is as follows:

                                                                       Fiscal 1998        Fiscal 1997        Fiscal 1996
                                                                       -----------        -----------        -----------
                                                                                        (In thousands)
Europe............................................................       $ 9,996            $    --            $  480
Asia/Pacific......................................................        68,961             24,977             1,883
Latin America.....................................................        19,090              5,267                --
                                                                         -------            -------            ------
       Total service and other revenue............................       $98,047            $30,244            $2,363
                                                                         =======            =======            ======

EUROPE:

UPC

     The Company began consolidating the results of UPC effective December 11, 1997. Accordingly, the Company has recorded $9.9 million of revenue from UPC during Fiscal 1998. During the year ended December 31, 1997, as compared to December 31, 1996, UPC's revenue increased $28.2 million to $173.3 million from $145.1 million, a 19.4% increase. A substantial portion of this increase was directly attributable to the increase in ownership of Norkabel on October 1, 1996 and the acquisition of Janco Kabel TV in Norway effective January 1, 1997. The remaining increase in revenue was comprised of increased revenue in Austria and the Czech Republic from subscriber growth and in the Netherlands from an increase in the average revenue per subscriber. In addition, revenue for the year ended December 31, 1997 includes revenue from several of UPC's development systems including France, the Slovak Republic and Romania which were not included in the December 31, 1996 operating results. The increase in revenue was negatively impacted by $26.2 million due to fluctuations in exchange rates between 1996 and 1997.

ASIA/PACIFIC:

AUSTAR

     Service and other revenue at Austar increased $42.6 million, or 200.9%, from $21.2 million for the year ended December 31, 1996 to $63.8 million for the year ended December 31, 1997. This increase was primarily due to subscriber growth from an average of approximately 54,000 subscribers during 1996 to an average of approximately 150,000 subscribers during 1997, as Austar continues to roll-out its services. The increase in revenue was negatively impacted by $4.6 million due to fluctuations in exchange rates between 1996 and 1997.

     The Company began consolidating the results of Austar's operations effective January 1, 1996. Accordingly, the Company reported no service and other revenue from Austar in 1995. Service and other revenue at Austar increased $20.8 million from $0.4 million for the year ended December 31, 1995 to $21.2 million for the year ended December 31, 1996. This increase was primarily due to subscriber growth (103,447 at December 31, 1996 compared to 5,204 at December 31, 1995) as Austar began the rapid roll-out of its services initially launched in August 1995.

LATIN AMERICA:

     The Company consolidated the results of Bahia Blanca effective November 1, 1996 through the eight months ended August 31, 1997. Accordingly, the Company reported no revenue for Bahia Blanca for the first nine months of Fiscal 1997. Bahia Blanca's revenue, consisting primarily of service fees, was $17.6 million through the eight months ended August 31, 1997. The remainder of Latin America's revenue for the year ended December 31, 1997 was attributable to Tacna and Cable Star.

MANAGEMENT FEE INCOME FROM RELATED PARTIES. Management fee income decreased $0.7 million during Fiscal 1998 and increased $0.8 million during Fiscal 1997.

SYSTEM OPERATING EXPENSE. System operating expense increased $39.4 million and $22.0 million during Fiscal 1998 and Fiscal 1997, respectively, the detail of which is as follows:

                                                                        Fiscal 1998       Fiscal 1997        Fiscal 1996
                                                                        -----------       -----------        -----------
                                                                                        (In thousands)
Europe ...........................................................        $ 6,135          $ 1,074             $1,078
Asia/Pacific......................................................         50,296           22,358              3,146
Latin America.....................................................          9,200            2,819                 --
                                                                          -------          -------             ------
       Total system operating expense.............................        $65,631          $26,251             $4,224
                                                                          =======          =======             ======

EUROPE:

UPC

     The Company began consolidating the results of UPC effective December 11, 1997. Accordingly, the Company has recorded $2.8 million of system operating expense from UPC during Fiscal 1998. During the year ended December 31, 1997, as compared to December 31, 1996, UPC's operating expense increased $9.9 million to $57.5 million from $47.6 million, a 20.8% increase. A substantial portion of this increase was directly attributable to the increase in ownership in Norkabel on October 1, 1996 and the acquisition of Janco Kabel TV effective January 1, 1997, as well as operating expenses related to development systems in France, the Slovak Republic and Romania which were not included in the December 31, 1996 operating results. In addition, operating expenses during the twelve months ended December 31, 1997 as compared to December 31, 1996, included expenses related to the introduction of new services including tier programming in Austria, Belgium and the Netherlands and data services in Austria and Belgium. The increase in operating expense was positively impacted by $8.7 million due to fluctuations in exchange rates between 1996 and 1997.

ASIA/PACIFIC:

AUSTAR

     The Company reported an increase in system operating expense from Austar of $24.8 million, or 137.8%, from $18.0 million for the year ended December 31, 1996 to $42.8 million for the year ended December 31, 1997. This increase was primarily due to an increase in satellite programming fees and copyright costs, which corresponds to the increase in subscribers and additional basic programming services; an increase in salaries and benefits related to the additional personnel necessary to support Austar's launch of local and state offices in its markets; and an increase in customer subscriber management expenses related to the volume increases in telephone, billing and collection costs. The remainder of the increase related to increases in system travel, maintenance, vehicle costs and management fees. Austar has experienced high operating expense relative to service revenue due to certain fixed operating expenses. Austar expects operating expense as a percentage of service revenue to decline in future periods because a significant portion of Austar's distribution facilities and network costs, such as local and state office staffing levels, operating costs and wireless license costs, have already been incurred and are fixed in relation to changes in subscriber volumes. Other system operating expense, such as those related to programming and subscriber management expense, will vary in direct proportion to the number of subscribers. The increase in operating expense was positively impacted by $3.1 million due to fluctuations in exchange rates between 1996 and 1997.

     The Company began consolidating the results of Austar's operations effective January 1, 1996. Accordingly, the Company reported no system operating expense from Austar in 1995. System operating expense at Austar increased $15.0 million, or 500%, from $3.0 million for the year ended December 31, 1995 to $18.0 million for the year ended December 31, 1996. This increase was primarily attributable to the rapid roll-out of Austar's services initially launched in August 1995 and the corresponding increase in subscribers.

LATIN AMERICA:

     The Company consolidated the results of Bahia Blanca effective November 1, 1996 through the eight months ended August 31, 1997. Accordingly, the Company reported no system operating expense for Bahia Blanca for the first nine months of Fiscal 1997. Bahia Blanca's system operating expense for the eight months ended August 31, 1997 was $8.1 million, consisting primarily of programming expenses and salaries.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense increased $25.9 million during Fiscal 1998 and $33.4 million during Fiscal 1997, the detail of which is as follows:

                                                                        Fiscal 1998       Fiscal 1997         Fiscal 1996
                                                                        -----------      -----------         -----------
                                                                                        (In thousands)
Europe...........................................................        $ 5,748           $   720              $1,042
Asia/Pacific.....................................................         50,006            31,140               2,482
Latin America....................................................          7,049             1,795                  --
                                                                         -------           -------              ------
      Total system selling, general and administrative expense...        $62,803           $33,655              $3,524
                                                                         =======           =======              ======

 EUROPE:

 UPC

     The Company began consolidating the results of UPC effective December 11, 1997. Accordingly, the Company has recorded $3.4 million of system selling, general and administrative expense from UPC during Fiscal 1998. During the year ended December 31, 1997, as compared to December 31, 1996, UPC's general and administrative expense increased $12.0 million to $58.6 million from $46.6 million, a 25.7% increase. A substantial portion of this increase was directly attributable to the increase in ownership in Norkabel on October 1, 1996 and the acquisition of Janco Kabel TV effective January 1, 1997, as well as expenses related to development systems in France, the Slovak Republic and Romania which were not included in the December 31, 1996 operating results. System selling, general and administrative expense during the twelve months ended December 31, 1997 also included expenses related to the introduction of new services including tier programming in Austria, Belgium and the Netherlands and data services in Austria and Belgium, as well as compensation expense of $2,477 related to UPC's employee equity incentive plan. The increase in expense was positively impacted by $8.8 million due to fluctuations in exchange rates between 1996 and 1997.

ASIA/PACIFIC:

AUSTAR

     System selling, general and administrative expense from Austar increased $15.9 million, or 59.1%, from $26.9 million for the year ended December 31, 1996 to $42.8 million for the year ended December 31, 1997. This increase was primarily due to an increase in salaries associated with the National Customer Operations Center ("NCOC") and Austar's corporate headquarters as a result of additional personnel necessary to support the increase in subscribers, an increase in marketing costs related to print, radio and television advertisements associated with subscriber acquisition and retention and an increase in direct sales commissions due to subscriber growth. In addition, Austar experienced certain one-time charges for the restructuring and consolidation of various regional offices. Austar expects system selling, general and administrative expense as a percentage of service revenue to decline in future periods because a significant portion of Austar's infrastructure costs, such as the NCOC, its corporate management staff and media-related marketing costs, have already been incurred and are fixed in relation to changes in subscriber volumes. Other system selling, general and administrative expense relating to commissions and acquisition costs is expected to vary in relation to the number of customer sales and installations. The increase in system selling, general and administrative expense was positively impacted by $3.1 million due to fluctuation in exchange rates between 1996 and 1997.

     The Company began consolidating the results of Austar's operations effective January 1, 1996. Accordingly, the Company reported no system selling, general and administrative expense from Austar in 1995. System selling, general and administrative expense at Austar increased $22.4 million, or 497.8%, from $4.5 million for the year ended December 31, 1995 to $26.9 million for the year ended December 31, 1996. This increase was primarily attributable to the rapid roll-out of Austar's services initially launched in August 1995 and the corresponding increase in subscribers.

LATIN AMERICA:

     The Company consolidated the results of Bahia Blanca effective November 1, 1996 through the eight months ended August 31, 1997. Accordingly, the Company reported no system general and administrative expense for Bahia Blanca for the first nine months of Fiscal 1997. Bahia Blanca's system general and administrative expense for the eight months ended August 31, 1997 was $5.6 million, consisting primarily of marketing-related costs and salaries with the remainder consisting of billing, office and utility costs.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense increased $8.2 million from $20.4 million in Fiscal 1997 to $28.6 million in Fiscal 1998, and increased $1.4 million from $19.0 million in Fiscal 1996 to $20.4 million in Fiscal 1997. The increase in Fiscal 1998 was primarily attributable to professional services incurred in connection with the lawsuit against the Wharf Group and professional consulting services incurred in connection with assisting company management in evaluating various strategic issues including capital formation and strategic asset deployment alternatives.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $52.7 million during Fiscal 1998 and $36.6 million during Fiscal 1997, the detail of which is as follows:

                                                                        Fiscal 1998       Fiscal 1997       Fiscal 1996
                                                                        -----------       -----------       -----------
                                                                                        (In thousands)
Europe...........................................................         $ 6,343          $    80            $  407
Asia/Pacific.....................................................          80,802           36,269             1,003
Latin America....................................................           3,503            1,789                 4
Corporate........................................................           1,008              823               917
                                                                          -------          -------            ------
    Total depreciation and amortization expense..................         $91,656          $38,961            $2,331
                                                                          =======          =======            ======

EUROPE:

     The Company began consolidating the results of UPC effective December 11, 1997. Accordingly, the Company has recorded $6.1 million of depreciation and amortization expense from UPC during Fiscal 1998. During the year ended December 31, 1997, as compared to December 31, 1996, UPC's depreciation and amortization expense increased $22.0 million to $76.8 million from $54.8 million, the majority of which was directly attributable to the increase in ownership in Norkabel effective October 1, 1996 and the acquisition of Janco Kabel TV effective January 1, 1997, with the remainder attributable to new development systems. This increase in expense was positively impacted by $11.6 million due to fluctuations in exchange rates between 1996 and 1997.

ASIA/PACIFIC:

AUSTAR

     Depreciation and amortization expense from Austar increased $43.5 million, or 130.2% from $33.4 million for the year ended December 31, 1996 to $76.9 million for the year ended December 31, 1997. This increase was primarily due to the larger fixed asset base due to the significant deployment of operating assets to meet subscriber growth as well as an increase in expense related to subscriber disconnects. The increase in depreciation and amortization expense was positively impacted by $5.3 million due to fluctuation in exchange rates between 1996 and 1997.

     The Company began consolidating the results of Austar's operations effective January 1, 1996. Accordingly, the Company reported no depreciation and amortization expense from Austar in 1995. Depreciation and amortization expense from Austar increased $32.1 million from $1.3 million for the year ended December 31, 1995 to $33.4 million for the year ended December 31, 1996. This increase was primarily attributable to the significant deployment of Austar's operating assets beginning in early 1996 and continuing throughout the year as Austar launched service and gained subscribers in a number of new markets.

LATIN AMERICA:

     The Company consolidated the results of Bahia Blanca effective November 1, 1996 through the eight months ended August 31, 1997. Bahia Blanca's depreciation expense consolidated by the Company was $0.8 million in Fiscal 1997 compared to $3.3 million in Fiscal 1998.

     GAIN ON SALE OF INVESTMENTS IN AFFILIATED COMPANIES. In October 1997, the Company sold all of its Argentine multi-channel television system assets for approximately $211.1 million cash, resulting in a gain of approximately $90.0 million (subject to finalization of post-closing adjustments). In August 1996, the Company sold its 34% interest in Net Sao Paulo for $78.1 million, resulting in a gain of $65.2 million. In September 1995, the Company sold one-half of its interest in XYZ Entertainment, thereby diluting the Company's interest to 25%, and recognized a gain of approximately $4.1 million. In January 1996, the Company sold its 25% interest in TV-Cabo Rio Telecomunicacoes, S.A. ("TV-Cabo Rio") resulting in a gain of approximately $11.9 million.

     INTEREST INCOME. Interest income decreased $5.5 million and increased $4.9 million during the years ended February 28, 1998 and 1997, respectively, compared to the amounts for the corresponding periods in the prior year. The decrease in Fiscal 1998 was due to reduced cash and short-term investment balances related to the funding of the Company's investments in affiliated operating systems, and the increase in Fiscal 1997 was due to a higher average cash balance as a result of asset sales and debt financings. The 1998 Notes were issued in February 1998, hence the consolidated statement of operations includes only one month of associated interest income on excess cash balances in Fiscal 1998.

INTEREST EXPENSE. Interest expense increased $44.6 million, or 56.0%, from $79.7 million during Fiscal 1997 to $124.3 million during Fiscal 1998. This increase was primarily due to the continued accretion of interest on the Company's $599.4 million aggregate principal amount Senior Notes, new accretion on the $46.3 million aggregate principal amount UIH A/P September 1997 Notes and accretion of interest for an entire year on the $455.6 million aggregate principal amount UIH A/P May 1996 Notes. Fiscal 1998 interest expense also included amortization of deferred financing costs of $10.7 million compared to $3.3 million for Fiscal 1997.

     Interest expense increased $43.7 million, or 121.4%, from $36.0 million during Fiscal 1996 to $79.7 million during Fiscal 1997. This increase was primarily due to the accretion of interest on the Company's $599.4 million aggregate principal amount Senior Notes for an entire year, and accretion of interest on the May 1996 $455.6 million aggregate principal amount UIH A/P Notes. Fiscal 1997 interest expense also included amortization of deferred financing costs of $3.3 million compared to $1.0 million for Fiscal 1996.

PROVISION FOR LOSS ON MARKETABLE EQUITY SECURITIES AND INVESTMENT RELATED COSTS. The provision for loss on marketable equity securities and investment related costs totaled $14.8 million, $5.9 million and $6.1 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. In December 1997, based on the financial difficulties and potential insolvency of Australis, the Company determined that the loss relating to its investment in Australis was other than temporary. As a result, the Company recorded a provision for this loss of $4.8 million in Fiscal 1998. Cumulative unrealized losses on the Company's investment in International Broadcasting Corporation, Ltd. ("IBC"), a publicly-traded Thailand corporation, totaled $2.7 million as of February 28, 1997. During Fiscal 1998, the Company determined these losses to be other than temporary, and recorded a provision of $3.6 million, reducing the carrying value of the Company's investment in IBC to $0.8 million. As of February 28, 1998, this investment has been adjusted to fair market value, resulting in an unrealized gain of $0.4 million. The remainder of the balance in Fiscal 1998, and the Fiscal 1997 and Fiscal 1996 provisions, consists of the Company's write-off of various non-strategic investments.

EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF DEBT. In connection with the issuance of the 1998 Notes, the Company paid $531.8 million to repurchase the existing Senior Notes which had an accreted value of $466.2 million as of February 5, 1998. This tender premium of $65.6 million, combined with the write off of unamortized deferred financing costs and other transaction related costs totaling $13.5 million, resulted in an extraordinary charge during Fiscal 1998 of $79.1 million.

EQUITY IN LOSSES OF AFFILIATED COMPANIES, NET. The Company recognized net equity in losses of affiliated companies of $68.6 million, $47.6 million and $48.6 million for Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively, as follows:

                                   Fiscal 1998                     Fiscal 1997                           Fiscal 1996
                        ----------------------------------  -------------------------------    --------------------------------
                         Company           Equity in         Company         Equity in          Company          Equity in
                        Ownership      Income (Losses) of   Ownership   Income (Losses) of     Ownership    Income (Losses) of
                         Interest     Affiliated Companies   Interest  Affiliated Companies     Interest   Affiliated Companies
                        ---------     --------------------  --------   --------------------     ---------  --------------------
                                         (In thousands)                    (In thousands)                     (In thousands)
EUROPE
UPC(1)................     100%            $(42,236)          50.0%          $(24,665)            50.0%       $(15,559)(2)
Other UPC affiliates..    various              (195)            --                 --               --              --
UCI(3):
 Norkabel.............      --                   --             --                 --              8.3%            651 (4)
 Swedish Cable........      --                   --             --                 --              2.2%            (61)(4)
 Kabelkom.............      --                   --             --                 --              3.9%             64 (4)
 UCI..................      --                   --             --                 --              8.3%             (6)(4)
                                                                                                              --------
 Suspended loss(5)....                                                                                            (648)
                                                                                                              --------
  Loss recognized.....                                                                                              --
                                                                                                              --------
UII:
 Melita(6)............      --                   --             --                 --             42.5%           (598)(4)
 Tevel................      --                   --             --                 --             23.3%          1,054 (4)
 Princes Holdings(6)..      --                   --             --                 --             20.0%           (925)(4)
 UII..................      --                   --             --                 --             50.0%            274 (4)
                                                                                                              --------
  Loss recognized.....                                                                                            (195)
                                                                                                              --------
UII Management........      --                   --             --                 --             50.0%            468 (4)
Santander.............      --                   --             --                 --             25.0%           (213)(4)
Kabel Net.............      --                   --             --                 --             66.7%         (1,217)(7)
Programming assets....      --                   --             --                 --            100.0%           (247)(7)
Monor.................    48.6%              (4,590)          48.6%            (2,648)            48.4%         (4,825)
IPS...................    33.5%              (2,348)          33.5%            (4,321)            33.5%           (413)
                                           --------                          --------                         --------
                                            (49,369)                          (31,634)                         (22,201)
                                           --------                          --------                         --------
ASIA/PACIFIC(8)
Austar................   100.0%(9)               --          100.0%(9)             -- (9)        100.0%         (3,036)(9)

Saturn................    65.0%(11)              --          100.0%(10)          (930)(10)        50.0%         (1,434)
XYZ Entertainment.....    25.0%              (2,408)          25.0%            (4,484)            25.0%        (11,638)
Sun Cable.............    40.0%                (656)          40.0%              (218)            40.0%           (148)
HITV..................    49.0%                (220)          49.0%                (6)            49.0%            (10)
                                           --------                          --------                         --------
                                             (3,284)                           (5,638)                         (16,266)
                                           --------                          --------                         --------
LATIN AMERICA
VTRH..................    34.0%              (7,805)          34.0%            (2,130)              --              --
Cablevision...........      --                   --          100.0%            (4,066)           100.0%           (988)
STX...................      --                   --          100.0%               775             65.0%            204
Net Sao Paulo.........      --                   --           34.0%            (1,649)            34.0%         (5,837)
Megapo................    49.0%                (386)          49.0%              (678)            49.0%            (47)
TVSB..................    40.0%                (616)          40.0%            (1,277)            40.0%         (1,582)
UFC...................    50.0%              (7,477)          50.0%               (10)              --              --
Jundiai...............    46.3%                 426           46.3%              (458)              --              --
                                           --------                          --------                         --------
                                            (15,858)                           (9,493)                          (8,250)
                                           --------                          --------                         --------
OTHER                     various              (134)         various             (810)           various        (1,918)
                                           --------                          --------                         --------
Total equity in
losses of affiliated
companies, net........                     $(68,645)                         $(47,575)                        $(48,635)
                                           ========                          ========                         ========

     (1) The Company consolidated UPC's balance sheet and statement of operations effective December 11, 1997.
     (2) The Company and Philips formed UPC as a 50/50 joint venture in July 1995; therefore, the amount above includes the Company's proportionate share of equity losses from UPC for the period from July 1, 1995 through December 31, 1995.
     (3) The Company's ownership interest with respect to equity in losses from UCI was calculated based on the Company's average ownership interest in UCI throughout the fiscal year.
     (4) Amounts represent the Company's proportionate share of equity income (losses) for the period from January 1, 1995 through June 30, 1995. In July 1995, the Company contributed these interests to UPC.

     (5) Amount represents losses in affiliated companies in excess of the Company's equity advances (including contractual funding commitments).
     (6) The Company's ownership interest with respect to equity in losses from Melita and Princes Holdings is calculated net of minority interest.
     (7) Amounts represent the Company's proportionate share of equity losses for the period from April 1, 1995 through June 30, 1995. In July 1995, the Company contributed these interests to UPC.
     (8) In May 1997, UIH exchanged a 2% interest in UAP for the remaining 2.6% interest in UIH A/P. As a result of this transaction, UAP became a 98%-owned subsidiary of the Company. The ownership percentages presented for Fiscal 1998 for all Asia/Pacific companies reflect UAP's ownership in each operating company.
     (9) The Company consolidated Austar's balance sheet effective December 31, 1995 and Austar's income statement effective January 1, 1996.
     (10) For the period from January 1, 1996 through June 30, 1996, the Company had a 50% ownership interest in Saturn.
     (11) In July 1997, a strategic partner purchased a 35% equity interest in Saturn, reducing UAP's ownership interest to 65%.

INFLATION AND FOREIGN CURRENCY EXCHANGE RATE RISKS

     The Company's foreign operating companies' monetary assets and liabilities are subject to foreign currency exchange risk as certain equipment purchases and payments for certain operating expenses, such as programming expenses, are denominated in currencies other than their own functional currency. In addition, certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in and, loans payable that are linked to, a currency other than their own functional currency. In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the dollar.

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

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in United States dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at year-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' (deficit) equity. During the year ended February 28, 1998, the Company recorded a negative change in cumulative translation adjustments of $50,274, primarily due to (i) the strengthening of the U.S. dollar compared to the Australian dollar of approximately 22%, resulting in a translation adjustment during the period of approximately $25,876 and (ii) the strengthening of the U.S. dollar compared to the Dutch guilder of approximately 16%, resulting in a translation adjustment during the period of approximately $11,872.

     Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

     Cash flows from the Company's operations in foreign countries are translated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not agree to changes in the corresponding balances on the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

FOREIGN INVESTMENT RISK

     The Company's foreign operating companies are all directly affected by their respective countries' government, economic, fiscal and monetary policies and other political factors. The Company believes that its operating companies' financial conditions and results of operations have not been materially adversely affected by these factors.

     The countries in which the operating companies now conduct business generally do not restrict the removal or conversion of local or foreign currency; however, there is no assurance this situation will continue. In the future, the Company may also acquire interests in companies that operate in countries where the removal or conversion of currency is restricted.

NEW ACCOUNTING PRINCIPLES

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The adoption of SFAS 128 had no effect on the Company's previously-reported primary loss per share. "Basic loss per share" is determined by dividing net loss from continuing operations available to common shareholders by the weighted-average number of common shares outstanding during each period. "Diluted earnings per share" includes the effects of potentially issuable common stock, but only if dilutive. Because of reported losses, there are no differences between basic and diluted loss per share amounts for the Company for any of the years presented.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1997. SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Other comprehensive income includes cumulative translation adjustments and unrealized gains and losses on available-for-sale securities.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires that a public business enterprise report certain financial and descriptive information about its reportable segments. The Company plans to adopt SFAS 131 for the year ended February 28, 1999.

     The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change.

YEAR 2000 CONVERSION

     The Company has established a central committee to coordinate the identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process information for the year 2000 and beyond. Major areas of potential business impact have been identified and are being dimensioned, and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning. In addition, the Company could be materially adversely affected by the failure of its vendors to achieve year 2000 date conversion.

FORWARD-LOOKING STATEMENTS

     Certain   statements  in  this  Report  may   constitute   "forward-looking
statements" within the meaning of the federal securities laws. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, changes in television viewing preferences and habits by subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new services offered by the Company, the Company's ability to secure adequate capital to fund system growth and development, risks inherent in investment and operations in foreign countries, changes in government regulation, and other factors referenced in this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The consolidated financial statements of the Company are filed under this Item as follows:

                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------
     UNITED INTERNATIONAL HOLDINGS, INC.
     Report of Independent Public Accountants.................................................................       51
     Independent Auditors' Report.............................................................................       52
     Independent Auditors' Report.............................................................................       53
     Report of Independent Accountants........................................................................       54
     Report of Independent Accountants........................................................................       55
     Report of Independent Auditors...........................................................................       56
     Consolidated Balance Sheets as of February 28, 1998 and 1997.............................................       57
     Consolidated Statements of Operations for the Years Ended February 28, 1998, February 28, 1997, and
       February 29, 1996......................................................................................       58
     Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended February 28, 1998,
       February 28, 1997 and February 29, 1996................................................................       59
     Consolidated Statements of Cash Flows for the Years Ended February 28, 1998, February 28, 1997 and
       February 29, 1996 .....................................................................................       61
     Notes to Consolidated Financial Statements...............................................................       63

     The financial statement schedules and separate financial statements of collateral subsidiaries and significant equity investees required by Regulation S-X are filed under Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United International Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of United International Holdings, Inc. (a Delaware corporation) and subsidiaries as of
February 28, 1998 and 1997 and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for the years ended February 28, 1998, February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. With respect to the year ended February 28, 1997, we did not audit the financial statements of Tele Cable de Morelos, S.A. de C.V. ("Megapo"), as of and for the year ended December 31, 1996, an investment which is reflected in the accompanying consolidated financial statements using the equity method of accounting. With respect to the year ended February 29, 1996, we did not audit the financial statements of XYZ Entertainment Pty Ltd ("XYZ Entertainment"), Megapo, Monor Communications Group, Inc. ("Monor"), Cabodinamica TV Cabo Sao Paulo S.A. ("Net Sao Paulo"), or Telefenua S.A. ("Telefenua") as of and for the year ended December 31, 1995, investments which are reflected in the accompanying consolidated financial statements using the equity method of accounting (with respect to XYZ Entertainment, Megapo, Monor and Net Sao Paulo) or consolidated (with respect to Telefenua). United International Holdings, Inc.'s consolidated statement of operations for the year ended February 28, 1997 reflects equity in income (losses) related to Megapo of ($678,000) and for the year ended February 29, 1996 reflects equity in income (losses) related to XYZ Entertainment, Megapo, Monor and Net Sao Paulo of ($11,638,000), $841,000, ($4,448,000) and ($4,837,000), respectively. United International Holdings, Inc.'s consolidated financial statements for the year ended February 29, 1996 reflects revenues, expenses and a net loss related to Telefenua of $1,882,000, $5,438,000 and $3,556,000, respectively. Those financial statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included in the accompanying consolidated financial statements and related footnotes for such entities, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of United International Holdings, Inc. and subsidiaries as of February 28, 1998 and 1997, and the results of their operations and their cash flows for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP


Denver, Colorado
May 25, 1998

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

     We conducted our audits in accordance with generally accepted auditing standards in Australia which do not differ in any material respect from auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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


                                                Deloitte Touche Tohmatsu
                                                Chartered Accountants


Sydney, Australia
March 15, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of:
   Tele Cable de Morelos, S.A. de C.V.
   Tele Cable Mexicano, S.A. de C.V.
   Vision por Cable de Oaxaca, S.A. de C.V.
   Telecable de Chilpancingo, S.A. de C.V.
   Mega-Com-M Servicios, S.A. de C.V.
   Cuernamu, S.A. de C.V.

We have audited the accompanying combined balance sheets of Tele Cable de Morelos, S.A. de C.V. and related companies (all of which are subsidiaries of Megapo Comunicaciones de Mexico, S.A. de C.V.) as of December 31, 1995 and 1996, and the related combined statements of operations, stockholders' equity and changes in financial position for the years then ended, all expressed in thousands of Mexican pesos. The combined financial statements include the accounts of Tele Cable de Morelos, S.A. de C.V., Tele Cable Mexicano, S.A. de C.V., Vision por Cable de Oaxaca, S.A. de C.V., Tele Cable de Chilpancingo, S.A. de C.V., Mega-Com-M Servicios, S.A. de C.V. and Cuernamu, S.A. de C.V. These companies are under common ownership and common management. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of Tele Cable de Morelos, S.A. de C.V. and related companies as of December 31, 1995 and 1996, and the combined results of their operations, changes in their stockholders' equity and changes in their financial position for the years then ended in conformity with accounting principles generally accepted in Mexico.

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


                                Galaz, Gomez Morfin, Chavero, Yamazaki, S.C.

Raymundo Diaz Gonzalez

Acapulco, Mexico
March 31, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

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



                                                Coopers & Lybrand L.L.P.


Lincoln, Nebraska
March 15, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS



March 8, 1996


To the Board of Directors and Stockholders
Cabodinamica TV Cabo Sao Paulo S.A.

1. We have audited the balance sheet of Cabodinamica TV Cabo Sao Paulo S.A. as of December 31, 1995 and 1994 and the related statements of income, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars. Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

3. As stated in Note 2, United International Holdings, Inc. has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the financial statements of Cabodinamica TV Cabo Sao Paulo S.A. to be included in United International Holding's consolidated financial statements. Brazil has a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured in a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Cabodinamica TV Cabo Sao Paulo S.A., which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America on the bases stated in
     Note 2.

4. In our opinion, the financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 2 and discussed in the preceding paragraph.

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

                                                Price Waterhouse
Auditores-Independentes
Sao Paulo, Brazil
CRC-SP-160

                                                Carlos Roberto Asciutti
Partner
Contador CRC-SP-145.670

                         REPORT OF INDEPENDENT AUDITORS

To the shareholders of TELEFENUA SA:

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of TELEFENUA SA as of December 31, 1993, 1994 and 1995 and the results of its operations and changes in its financial position for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

     The accounting practices of the Company used in preparing the accompanying financial statements conform with generally accepted accounting principles in the United States of America, but do not fully conform with accounting principles generally accepted in France. As a consequence, those financial statements differ from statutory financial statements that will be submitted to the approval of the Company's shareholders in conformity with local corporate laws.

A description of the significant differences between such principles and those accounting principles generally accepted in the United States, and the effect of those differences on net income, total assets and shareholders' equity are set forth in Note 2.a of the notes to the financial statements.



                                                COOPERS & LYBRAND

Jean-Pierre GOSSE
Papeete, February 16, 1996

                                  UNITED INTERNATIONAL HOLDINGS, INC.
                                      CONSOLIDATED BALANCE SHEETS
                       (Stated in thousands, except share and per share amounts)
                                                                                                     As of
                                                                                                  February 28,
                                                                                          ---------------------------
                                                                                             1998             1997
                                                                                          ----------       ----------
ASSETS
Current assets
  Cash and cash equivalents.............................................................  $  303,441        $ 68,784
  Restricted cash and short-term investments............................................      20,950           1,600
  Short-term investments................................................................      33,731          70,359
  Subscriber receivables, net...........................................................       7,311           2,939
  Management fee receivables from related parties.......................................       2,439           1,616
  Notes receivable......................................................................       2,575           8,175
  Costs to be reimbursed by affiliated companies, net...................................      15,157           4,884
  Other current assets, net, including $1,728 and $1,958 of related party receivables,
    respectively........................................................................      25,395          11,320
                                                                                          ----------        --------
      Total current assets..............................................................     410,999         169,677
Investments in and advances to affiliated companies, accounted for
  under the equity method, net..........................................................     318,437         253,108
Property, plant and equipment, net of accumulated depreciation of $84,633 and $29,378,
  respectively..........................................................................     440,735         219,342
Goodwill and other intangible assets, net of accumulated amortization of $14,532
  and $7,198, respectively..............................................................     432,005         132,636
Deferred financing costs, net of accumulated amortization of $1,634 and $4,501,
  respectively..........................................................................      44,943          27,881
Non-current restricted cash and other assets, net.......................................      32,716          17,292
                                                                                          ----------        --------
      Total assets......................................................................  $1,679,835        $819,936
                                                                                          ==========        ========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
  Accounts payable, including $86 and $620 of related party payables, respectively......  $   61,878      $   22,908
  Construction payables.................................................................       6,008          38,407
  Accrued liabilities...................................................................      46,419          12,548
  Purchase money notes payable to sellers, current......................................          --           5,722
  Current portion of long-term debt.....................................................     163,325           5,177
  Other current liabilities.............................................................      13,760           4,179
                                                                                          ----------        --------
      Total current liabilities.........................................................     291,390          88,941
Purchase money notes payable to sellers.................................................          --          12,966
Senior secured notes and other debt.....................................................   1,702,771         662,217
Deferred taxes and other long-term liabilities..........................................      30,204           9,116
                                                                                          ----------        --------
      Total liabilities.................................................................   2,024,365         773,240
                                                                                          ----------        --------
Minority interest in subsidiaries.......................................................      15,186             307
                                                                                          ----------        --------
Preferred  stock,  $0.01 par value,  3,000,000  shares  authorized,  170,513 and
  170,513  shares  of  Convertible   Preferred  Stock,   Series  A  issued  and
  outstanding, respectively, stated at liquidation value................................      32,564          31,293
                                                                                          ----------        --------
Stockholders' (deficit) equity:
  Class A Common Stock, $0.01 par value, 60,000,000 shares authorized, 26,381,093
    and 26,097,263 shares issued and outstanding, respectively..........................         264             261
  Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 12,863,323
    and 12,971,775 shares issued and outstanding, respectively..........................         128             129
  Additional paid-in capital............................................................     352,253         340,753
  Deferred compensation.................................................................         (42)           (624)
  Unrealized gain (loss) on investments in marketable equity securities.................         351          (6,069)
  Cumulative translation adjustments....................................................     (66,075)        (15,801)
  Accumulated deficit...................................................................    (646,085)       (303,553)
  Treasury stock, at cost, 3,169,151 shares of Class A Common Stock.....................     (33,074)             --
                                                                                          ----------        --------
      Total stockholders' (deficit) equity..............................................    (392,280)         15,096
                                                                                          ----------        --------
Commitments and Contingencies (Notes 11 and 12)

      Total liabilities and stockholders' (deficit) equity.............................   $1,679,835        $819,936
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

                                            UNITED INTERNATIONAL HOLDINGS, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Stated in thousands, except share and per share amounts)

                                                                                        For the Years Ended
                                                                           -----------------------------------------------
                                                                           February 28,      February 28,     February 29,
                                                                               1998              1997             1996
                                                                           ------------      ------------     ------------
Service and other revenue..............................................    $  98,047         $  30,244         $  2,363
Management fee income from related parties.............................          575             1,311              507
                                                                           ---------         ---------         --------
       Total revenue...................................................       98,622            31,555            2,870

System operating expense...............................................      (65,631)          (26,251)          (4,224)
System selling, general and administrative expense.....................      (62,803)          (33,655)          (3,524)
Corporate general and administrative expense...........................      (28,553)          (20,365)         (18,959)
Depreciation and amortization..........................................      (91,656)          (38,961)          (2,331)
                                                                           ---------         ---------         --------
       Net operating loss..............................................     (150,021)          (87,677)         (26,168)

Equity in losses of affiliated companies, net..........................      (68,645)          (47,575)         (48,635)
Gain on sale of investments in affiliated companies....................       90,020            65,249           16,013
Interest income, net, including related party income of $302, $197 and
  $374, respectively...................................................        7,806            13,329            8,417
Interest expense.......................................................     (124,288)          (79,659)         (36,045)
Provision for loss on marketable equity securities and investment
  related costs........................................................      (14,793)           (5,859)          (6,055)
Other (expense) income, net............................................       (5,088)             (991)              81
                                                                           ---------         ---------         --------
       Net loss before minority interest...............................     (265,009)         (143,183)         (92,392)

Minority interest in subsidiaries......................................        1,568             4,358            1,081
                                                                           ---------         ---------         --------
       Net loss before extraordinary charge............................     (263,441)         (138,825)         (91,311)

Extraordinary charge for early retirement of debt......................      (79,091)               --               --
                                                                           ---------         ---------         --------
       Net loss........................................................    $(342,532)        $(138,825)        $(91,311)
                                                                           =========         =========         ========
Net loss per common share:
  Basic and diluted loss before extraordinary charge...................    $   (6.75)        $   (3.59)        $  (2.69)
  Extraordinary charge.................................................        (2.02)               --               --
                                                                           ---------         ---------         --------
  Basic and diluted net loss...........................................    $   (8.77)        $   (3.59)        $  (2.69)
                                                                           =========         =========         ========

Weighted-average number of common shares outstanding...................   39,211,501        39,035,776       34,017,660
                                                                          ==========        ==========       ==========

                 The accompanying notes are an integral part of these consolidated financial statements.

                                            UNITED INTERNATIONAL HOLDINGS, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                         (Stated in thousands, except share amounts)

                          Class A           Class B                                Unrealized
                        Common Stock      Common Stock    Additional               Gain (Loss) Cumulative
                     ------------------  ----------------   Paid-In    Deferred        on      Translation  Accumulated
                     Shares     Amount   Shares    Amount   Capital  Compensation  Investments Adjustments    Deficit     Total
                     ------     ------   ------    ------  --------- ------------  ----------- ------------ ----------- --------
Balances, February
 28, 1995.......... 16,517,648   $165  14,071,341    $141   $211,740   $(1,520)      $1,566      $   195     $(73,417)  $138,870

Issuance of Class A
 Common Stock in
 connection with
 public offering,
 net of offering
 expense...........  5,175,000     52          --      --     61,883        --           --           --           --     61,935
Issuance of Class A
 Common Stock in
 connection with
 Company's 401(k)
 plan..............     15,832     --          --      --        260        --           --           --           --        260
Issuance of Class A
 Common Stock in
 connection with
 Company's stock
 option plans......     59,991     --      (2,124)     --        522        --           --           --           --        522
Issuance of Class A
 Common Stock in
 connection with the
 formation of UPC..  3,169,151     32          --      --     49,968        --           --           --           --     50,000
Compensation
 expense related
 to stock options..         --     --          --      --      1,575        --           --           --           --      1,575
Accrual of dividends
 on convertible
 preferred stock...         --     --          --      --       (232)       --           --           --           --       (232)
Amortization of
 deferred
 compensation......         --     --          --      --         --       678           --           --           --        678
Exchange of Class B
 Common Stock for
 Class A Common
 Stock.............    794,532      8    (794,532)     (8)        --        --           --           --           --         --
Unrealized loss on
 investment........         --     --          --      --         --        --       (2,755)          --           --     (2,755)
Change in cumulative
 translation
 adjustments.......         --     --          --      --         --        --           --       (7,566)          --     (7,566)
Net loss...........         --     --          --      --         --        --           --           --      (91,311)   (91,311)
                    ----------   ----  ----------    ----   --------   -------      -------      -------     --------   --------
Balances, February
 29, 1996.......... 25,732,154    257  13,274,685     133    325,716      (842)      (1,189)      (7,371)    (164,728)   151,976

Issuance of Class A
 Common Stock in
 connection with
 Company's stock
 option plan ......     39,750     --          --      --        349        --           --           --           --        349
Issuance of Class A
 Common Stock in
 connection with
 Company's 401(k)
 plan..............     22,449     --          --      --        309        --           --           --           --        309
Exchange of Class B
 Common Stock for
 Class A Common
 Stock.............    302,910      4    (302,910)     (4)        --        --           --           --           --         --
Accrual of dividends
 on convertible
 preferred stock...         --     --          --      --     (1,221)       --           --           --           --     (1,221)
Expiration of put
 option of warrants
 not tendered to
 the Company.......         --     --          --      --      9,011        --           --           --           --      9,011
Gain on sale of
 stock by
 subsidiary........         --     --          --      --      5,898        --           --           --           --      5,898
Repricing of stock
 options...........         --     --          --      --        691      (691)          --           --           --         --

                                            UNITED INTERNATIONAL HOLDINGS, INC.
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
                                         (Stated in thousands, except share amounts)

                          Class A           Class B                                Unrealized
                        Common Stock      Common Stock     Additional              Gain (Loss) Cumulative
                     ------------------  ----------------   Paid-In    Deferred        on      Translation  Accumulated
                     Shares     Amount   Shares    Amount   Capital  Compensation  Investments Adjustments    Deficit      Total
                     ------     ------   ------    ------  --------- ------------  ----------- ------------ -----------  --------
Amortization of
 deferred
 compensation......         --      --          --      --         --       909           --          --           --        909
Unrealized loss on
 investments.......         --      --          --      --         --        --       (4,880)         --           --     (4,880)
Change in cumulative
 translation
 adjustments.......         --      --          --      --         --        --           --      (8,430)          --     (8,430)
Net loss...........         --      --          --      --         --        --           --          --     (138,825)  (138,825)
                    ----------    ----  ----------    ----   --------   -------      -------     -------     --------   --------
Balances, February
28, 1997........... 26,097,263     261  12,971,775     129    340,753     (624)      (6,069)     (15,801)    (303,553)    15,096


                         Class A         Class B                              Unrealized
                      Common Stock    Common Stock    Additional             Gain (Loss) Cumulative
                     ---------------  ---------------  Paid-In    Deferred    on Invest- Translation  Accumulated Treasury
                     Shares   Amount  Shares   Amount  Capital  Compensation    ments    Adjustments    Deficit     Stock    Total
                     ------   ------  ------   ------ --------- ------------ ----------- ------------ ----------- -------- --------
Balances, February
 28, 1997.......... 26,097,263  $261 12,971,775 $129   $340,753    $(624)     $(6,069)    $(15,801)  $(303,553) $     --  $  15,096

Issuance of Class A
 Common Stock in
 connection with
 Company's stock
 option plans......    151,894     2         --   --        794       --           --           --          --        --        796
Issuance of Class A
 Common Stock in
 connection with
 Company's 401(k)
 plan..............     23,484    --         --   --        334       --           --           --          --        --        334
Exchange of Class B
 Common Stock for
 Class A Common
 Stock.............    108,452     1   (108,452)  (1)        --       --           --           --          --        --         --
Accrual of dividends
 on convertible
 preferred stock...         --    --         --   --     (1,271)      --           --           --          --        --     (1,271)
Compensation expense
 related to stock
 options...........         --    --         --   --        351       --           --           --          --        --        351
Issuance of warrants
 to purchase common
 stock of
 subsidiary........         --    --         --   --      3,678       --           --           --          --        --      3,678
Gain on sale of
 stock by
 subsidiaries......         --    --         --   --      7,614       --           --           --          --        --      7,614
Amortization of
 deferred
 compensation......         --    --         --   --         --      582           --           --          --        --        582
Change in unrealized
 gain (loss) on
 investments, net...        --    --         --   --         --       --       (1,593)          --          --        --     (1,593)
Provision for loss
 on marketable
 equity securities..        --    --         --   --         --       --        8,013           --          --        --      8,013
Change in cumulative
  translation
  adjustments.......        --    --         --   --         --       --           --      (50,274)         --        --    (50,274)
Net loss............        --    --         --   --         --       --           --           --    (342,532)       --   (342,532)
Purchase of Class A
 Common Stock by
 subsidiary.........        --    --         --   --         --       --           --           --          --   (33,074)   (33,074)
                    ----------  ----  --------- ----   --------    -----      -------     --------   ---------  --------  ---------
Balances, February
 28, 1998.......... 26,381,093  $264 12,863,323 $128   $352,253    $ (42)     $   351     $(66,075)  $(646,085) $(33,074) $(392,280)
                    ==========  ==== ========== ====   ========    =====      =======     ========   =========  ========  =========

                 The accompanying notes are an integral part of these consolidated financial statements.

                       UNITED INTERNATIONAL HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Stated in thousands)

                                                                                                      For the Years Ended
                                                                                        --------------------------------------------
                                                                                        February 28,    February 28,    February 29,
                                                                                            1998            1997            1996
                                                                                        ------------    ------------    ------------
Cash flows from operating activities:
Net loss ........................................................................       $(342,532)       $(138,825)       $(91,311)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt ............................          79,091               --              --
   Equity in losses of affiliated companies, net ................................          70,291           47,575          48,920
   Gain on sale of investments in affiliated companies ..........................         (90,020)         (65,249)        (16,013)
   Minority interest share of losses ............................................          (1,568)          (4,358)         (1,081)
   Depreciation and amortization ................................................          91,656           38,961           2,331
   Amortization of deferred compensation ........................................             582              909             678
   Accretion of interest on senior notes and amortization of deferred
     financing costs ............................................................         110,633           73,695          35,158
   Issuance of common stock in connection with Company's 401(k) plan ............             334              309             260
   Compensation expense related to stock options ................................             351               --           1,575
   Provision for losses on marketable equity securities and investment
     related costs ..............................................................          14,793            5,859           6,055
   Increase in subscriber receivables, net ......................................          (3,222)          (2,801)             --
   Increase in management fee receivables from related parties ..................            (944)            (166)           (689)
   Decrease (increase) in other assets ..........................................           6,993          (13,409)         (6,439)
   Increase in accounts payable, accrued liabilities and other ..................           2,910           22,006             499
                                                                                        ---------         --------        --------
Net cash flows from operating activities ........................................         (60,652)         (35,494)        (20,057)
                                                                                        ---------         --------        --------
Cash flows from investing activities:
Purchase of short-term investments ..............................................         (94,656)        (359,534)       (122,424)
Proceeds from sale of short-term investments ....................................         131,284          324,867         186,117
Restricted cash and short-term investments (deposited) released .................          (8,350)          12,473          71,780
Investments in and advances to affiliated companies and other investments .......        (177,632)        (100,247)       (204,725)
Proceeds from sale of investments in affiliated companies .......................         211,125           43,098          12,823
Distribution received from affiliated company ...................................           1,248               --              --
Purchase of property, plant and equipment .......................................        (115,033)        (204,407)        (10,168)
Proceeds from sale of property, plant and equipment .............................           5,332               --              --
(Decrease) increase in construction payables ....................................         (29,621)          38,331              --
(Increase) decrease in costs to be reimbursed by affiliated companies, net ......          (4,671)           3,088          (1,594)
Increase in notes receivable ....................................................              --           (5,557)         (7,126)
Repayments on notes receivable ..................................................          12,238           45,264              --
Reimbursement of advance to affiliate ...........................................              --               --             364
Acquisition, transaction and development costs incurred .........................          (4,360)          (7,154)         (6,155)
                                                                                        ---------         --------        --------
Net cash flows from investing activities ........................................         (73,096)        (209,778)        (81,108)
                                                                                        ---------         --------        --------
Cash flows from financing activities:
Proceeds from offerings of senior discount notes ................................         842,125          225,115         125,000
Retirement of existing senior notes .............................................        (531,800)              --              --
Deferred financing costs ........................................................         (30,868)         (10,670)        (13,753)
Issuance of common stock in connection with public offerings, net of
  financing costs ...............................................................              --               --          61,935
Issuance of common stock in connection with Company's stock option plans ........             796              349             522
Payment of sellers notes ........................................................         (46,351)         (11,856)             --
Cash contribution from minority interest partners ...............................          22,042               --              --
Payment of warrants tendered to the Company .....................................              --           (2,156)             --
Borrowings of other debt ........................................................         233,715               --           9,820
Payment on capital leases and other debt ........................................        (120,570)              --          (1,000)
                                                                                        ---------         --------        --------
Net cash flows from financing activities ........................................         369,089          200,782         182,524
                                                                                        ---------         --------        --------

                                         UNITED INTERNATIONAL HOLDINGS, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                (Stated in thousands)
                                                                                                    For the Years Ended
                                                                                     -----------------------------------------------
                                                                                     February 28,      February 28,     February 29,
                                                                                         1998              1997             1996
                                                                                     ------------      ------------     ------------
Effect of exchange rates on cash .............................................        $    (684)         $  1,056         $    142
                                                                                      ---------          --------         --------
Increase (decrease) in cash and cash equivalents .............................          234,657           (43,434)          81,501
Cash and cash equivalents, beginning of period ...............................           68,784           112,218           30,717
                                                                                      ---------          --------         --------
Cash and cash equivalents, end of period .....................................        $ 303,441          $ 68,784         $112,218
                                                                                      =========          ========         ========
Non-cash investing and financing activities:
   Purchase money notes payable to sellers ...................................        $  52,061          $ 33,401         $     --
                                                                                      =========          ========         ========
   Note received upon sale of investment in affiliated company ...............        $      --          $ 35,000         $     --
                                                                                      =========          ========         ========
   Gain on issuance of shares by subsidiaries ................................        $   7,614          $     --         $     --
                                                                                      =========          ========         ========
   Note received upon sale of assets .........................................        $   6,500          $     --         $     --
                                                                                      =========          ========         ========
   Non-cash issuance of warrants by subsidiary to purchase
     subsidiary stock ........................................................        $   3,678          $     --         $     --
                                                                                      =========          ========         ========
   Conversion of note receivable to equity investment ........................        $   1,909          $     --         $     --
                                                                                      =========          ========         ========
   Change in unrealized loss on investment ...................................        $  (1,593)         $ (4,880)        $ (2,755)
                                                                                      =========          ========         ========
   Non-cash stock issuance for purchase of 50% interest in Saturn ............        $      --          $  7,800         $     --
                                                                                      =========          ========         ========
   Assets acquired with capital leases .......................................        $     548          $  3,632         $     --
                                                                                      =========          ========         ========
   Issuance of preferred stock utilized in purchase of additional
     40% interest in Austar ..................................................        $      --          $     --         $ 29,840
                                                                                      =========          ========         ========
Supplemental cash flow disclosures:
   Cash paid for interest ....................................................        $   7,513          $    870         $  1,018
                                                                                      =========          ========         ========
   Cash received for interest ................................................        $   7,694          $ 11,900         $  9,278
                                                                                      =========          ========         ========
Sale of Argentine systems:
   Working capital, net of cash relinquished of $2,133 .......................        $  (3,319)         $     --         $     --
   Investments in affiliated companies .......................................           83,535                --               --
   Property, plant and equipment and other long-term assets ..................            4,560                --               --
   Goodwill and other intangible assets ......................................           60,727                --               --
   Purchase money notes (assumed by the buyers) ..............................          (24,398)               --               --
   Gain on sale ..............................................................           90,020                --               --
                                                                                      ---------          --------         --------
Cash received from sale.......................................................        $ 211,125          $     --         $     --
                                                                                      =========          ========         ========
Acquisition of additional 50% interest in European subsidiary:
   Working capital, including cash acquired of $50,872 .......................        $  (7,158)         $     --         $     --
   Investment in UIH Class A Common Stock ....................................          (33,074)               --               --
   Investments in affiliated companies .......................................         (167,945)               --               --
   Property, plant and equipment and other long-term assets ..................         (273,988)               --               --
   Goodwill and other intangible assets ......................................         (383,503)               --               --
   Elimination of UIH equity investment ......................................           46,319                --               --
   Long-term debt ............................................................          624,633                --               --
   Other liabilities .........................................................           32,216                --               --
                                                                                      ---------          --------         --------
Total cash paid ..............................................................        $(162,500)         $     --         $     --
                                                                                      =========          ========         ========
Acquisition of Bahia Blanca system:
   Working capital, including cash acquired of $97 ...........................        $      --          $ 14,752         $     --
   Property, plant and equipment and other long-term assets ..................               --            (4,051)              --
   Goodwill and other intangible assets ......................................               --           (63,464)              --
   Purchase money notes and other debt .......................................               --            26,381               --
                                                                                      ---------          --------         --------
Total cash paid ..............................................................        $      --          $(26,382)        $     --
                                                                                      =========          ========         ========

                 The accompanying notes are an integral part of these consolidated financial statements.

                       UNITED INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF FEBRUARY 28, 1998 AND 1997
          (Monetary amounts stated in thousands, except per share data)

1.   ORGANIZATION AND NATURE OF OPERATIONS

     United International Holdings, Inc. (together with its majority-owned subsidiaries, the "Company" or "UIH") was formed as a Delaware corporation in May 1989, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations.

     The following chart presents a summary of the Company's significant investments in multi-channel television and telephony operations as of February 28, 1998.

************************************************************************************************************************************
*                                                               UIH                                                                *
************************************************************************************************************************************
              100%  *                                                        100%  *
************************************* **********************************************************************************************
*        UIH Europe, Inc. ("UIHE")  * *                    United International Properties, Inc. ("UIPI")                          *
************************************* **********************************************************************************************
                    *                                                              *
                    *                                   ***************************************************************
              100%  *                              98%  *                                   * 100%                    *
************************************* *************************************** ************************** ***************************
* United Pan-Europe Communications  * *UIH Asia/Pacific Communications, Inc.* * UIH Latin America, Inc.* *        Other UIPI       *
*          N.V. ("UPC")(1)          * *              ("UAP")*               * *        ("UIH LA")      * *                         *
************************************* *************************************** ************************** *Hungary:                 *
                    *                                    *                                  *            * Monor Communications    *
                    *                              100%  *                                  *            *  Group, Inc.            *
************************************* *************************************** ************************** *  ("Monor")         48.6%*
*Austria:                           * *     UIH Australia/Pacific, Inc.     * *Brazil:                 * *Ireland:                 *
* Telekabel Group                   * *             ("UIH A/P")             * * TV Cabo e Comunicacoes ** Tara Television         *
*  ("Telekabel")               95.0%* *************************************** *  de Jundiai, S.A.      * *  Limited ("Tara")  75.0%*
*Belgium:                           *                    *                    *  ("Jundiai")      46.3%* *Spain/Portugal:          *
* Radio Public S.A.                 *                    *                    * TV Show Brasil,        * * Ibercom, Inc.           *
*  ("Radio Public")           100.0%* *************************************** *  S.A. ("TVSB")(7) 45.0%* *  ("IPS")           33.5%*
*Czech Republic:                    * *Australia:                           * *Chile:                  * ***************************
* Kabel Net Group                   * * CTV Pty Limited ("CTV") and         * * VTR Hipercable S.A.    *
*  ("Kabel Net")              100.0%* *  STV Pty Limited ("STV")            * *  ("VTRH")         34.0%*
* Ceska Programova                  * *  (collectively, "Austar")(5)  100.0%* *Mexico:                 *
*  Spolecnost SRO ("TV Max")  100.0%* * Austar Satellite Pty Limited        * * Tele Cable de Morelos, *
*France:                            * *  ("Austar Satellite")         100.0%* *  S.A. de C.V.          *
* Mediareseaux Marne S.A.           * * United Wireless Pty Limited         * *  ("Megapo")       49.0%*
*  ("Mediareseaux")            99.6%* *  ("United Wireless")          100.0%* *Peru:                   * ***************************
*Hungary:                           * * XYZ Entertainment Pty Limited       * * TV Cable, S.R. Ltda    * *      * Other UAP        *
* Kabelkom Holding Company          * *  ("XYZ Entertainment")         25.0%* *  ("Tacna")       100.0%* *                         *
*  ("Kabelkom")(2)             50.0%* *Tahiti:                              * * Cable Star S.A.        * *China:                   *
*Ireland:(through UII               * * Telefenua S.A.                      * *  ("Cable Star")   99.2%* * Hunan International TV  *
*partnership(3)                     * *  ("Telefenua")(6)              90.0%* *Latin America           * *  Communications Company *
* Princes Holdings Ltd.             * *New Zealand:                         * *Programming:            * *  Limited ("HITV")  49.0%*
*  ("Princes Holdings")             * * Saturn Communications Limited       * * United Family          * *Philippines:             *
*Israel:(through UII                * *  ("Saturn")                    65.0%* *  Communications LLC    * * Sun Cable Systems       *
*partnership(3)                     * *                                     * *  ("UFC")          50.0%* *  ("Sun Cable")(8)  40.0%*
* Tevel Israel International        * *************************************** ************************** ***************************
*  Communications Ltd.("Tevel")23.3%*
*Malta:(through UII                 *
*partnership(3))                    *
* Melita Cable TV PLC               *
* ("Melita")                   25.0%*
*Netherlands:                       *
* A2000 Holding NV (Amsterdam)      *
*  ("A2000")                   50.0%*
* Kabeltelevisie Group              *
*  (Eindhoven)("KTE")         100.0%*
*Norway:                            *
* Janco Multicom AS                 *
*  ("Janco")(4)                87.3%*
*Romania:                           *
* Multicanal Holdings SRL           *
*  ("Multicanal")              90.0%*
* Control Cable Ventures SRL        *
*  ("Control Cable")          100.0%*
*Slovak Republic:                   *
* Trnavatel SRO ("Trnavatel")  75.0%*
* Slovatel SRO ("Kabel Tel")  100.0%*
*************************************
                                                                  63

                      UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) On December 11, 1997, UIH through UIHE acquired the remaining 50% interest in UPC owned by several subsidiaries of Philips Electronics N.V. (collectively, "Philips"), thereby making UPC an effectively wholly-owned subsidiary (subject to certain employee equity incentive compensation arrangements) (see Note 3).
(2) UPC has a 50% legal ownership in Kabelkom, which is reduced by a preferential claim by Time Warner Entertainment Company ("TWE") to an economic ownership of 47.2%.
(3) United International Investments ("UII") is a United States general partnership between UPC and Tele-Communications International, Inc. ("TINTA"). In April and May 1998, UPC signed memorandums of understanding to acquire TINTA's interests in Tevel and Melita, and sell UPC's interest in Princes Holdings to TINTA (see Note 15).
(4) In November 1997, UPC's wholly-owned subsidiary Norkabelgruppen AS ("Norkabel") merged with and into UPC's approximately 70%-owned subsidiary, Janco Kabel TV to form Janco, in which UPC holds an 87.3% interest. From an economic perspective, however, UPC has all the rights and obligations of full ownership of Janco and UPC consolidates 100% of its financial results. UPC has the right to acquire, and Janco's other shareholder has the right to put to UPC, the remaining interest in Janco for a purchase price of approximately $21,890.
(5) UIH A/P holds an effective 100% economic interest in Austar through a combination of ordinary and convertible debentures.
(6) UIH A/P owns an effective 90% economic interest in Telefenua. UIH A/P's economic interest will decrease to 75% and 64% once UIH A/P has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.
(7) In January 1998, UIH increased its ownership interest in TVSB to 45%, and on April 15, 1998 exercised its option to purchase the remaining 55% interest in TVSB for approximately $12,000, subject to receipt of required regulatory approvals.
(8) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40% equity ownership interest in the Philippines operating company. In April 1998, Sun Cable and SkyCable ("Sky") formed a joint venture, which has become the second largest multiple system operator ("MSO") in the Philippines and the largest MSO outside Manila. The Company holds an effective 19.6% interest in this joint venture, which is owned 49% by Sun Cable and 51% by Sky.


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

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises majority control and owns a majority economic interest, except when the Company has temporary majority control. The Company began consolidating UPC upon acquisition on December 11, 1997. Prior to December 11, 1997, the Company accounted for its investment in UPC under the equity method. The Company began consolidating United Wireless effective September 1, 1995. Due to the Company's acquisition of the majority economic interest in Austar in late December 1995, the Company began consolidating Austar's balance sheet effective December 31, 1995 and its operations effective January 1, 1996. The Company recognized equity losses from its investment in Austar through December 31, 1995. For the first six months of the year ended February 28, 1997, the Company accounted for Saturn under the equity method. The Company began consolidating the operations of Saturn effective July 1, 1996. In September 1996, UIH LA contributed its wholly-owned subsidiaries in Chile in exchange for a 34% interest in VTRH. Prior to the formation of the joint venture, the Company accounted for these Chilean investments under the equity method. For the first nine months of the year ended February 28, 1998, the Company accounted for its investments in Comodoro, Trelew and Santa Fe, Argentina under the equity method, due to an expected joint venture in Argentina. This joint venture was abandoned due to the sale of these interests in October 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. All affiliated companies have calendar year-ends, compared to the Company which has fiscal year-ends of

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 28, 1998 ("Fiscal 1998"), February 28, 1997 ("Fiscal 1997") and February 29, 1996 ("Fiscal 1996"). The Company records its share of equity in income (losses) of affiliated companies or consolidates the affiliated companies based on the affiliated companies' calendar year-end results.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents include cash and investments with original maturities of less than three months. Short-term investments include commercial paper, corporate bonds and government securities which have maturities greater than three months. Short-term investments are classified as available-for-sale and are reported at fair market value.

RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     Cash held as collateral for letters of credit and other loans is classified based on the expected expiration of such facilities. Cash held in escrow and restricted to a specific use is classified based on the expected timing of such disbursement.

COSTS TO BE REIMBURSED BY AFFILIATED COMPANIES

     The Company incurs costs on behalf of affiliated companies, such as expatriate salaries and benefits, travel and professional services. These costs are reimbursed by the affiliated companies.

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

     For those investments in companies in which the Company's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its percentage interest in each affiliate's net tangible assets.

MARKETABLE  EQUITY   SECURITIES,   INCLUDING  OTHER  INVESTMENTS  IN  AFFILIATED
COMPANIES

     The cost method of accounting is used for the Company's other investments in affiliated companies in which the Company's ownership interest is less than 20% and where the Company does not exert significant influence, except for those investments in marketable equity securities. The Company classifies its investments in marketable equity securities in which its interest is less than 20% and where the Company does not exert significant influence as available-for-sale and reports such investments at fair market value. Unrealized gains and losses are charged or credited to equity, and realized gains and losses and other than temporary declines in market value are included in operations.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. All subscriber equipment and capitalized installation labor are depreciated using the straight-line method over estimated useful lives of three years. Upon disconnection of a subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off and accounted for as additional depreciation expense. Multi-channel multi-point distribution systems ("MMDS") distribution facilities and cable distribution networks are depreciated using the straight-line method over estimated useful lives of five to ten years. Office equipment, furniture and fixtures, buildings and leasehold improvements are depreciated using the straight-line method over estimated useful lives of three to ten years.

     Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

GOODWILL AND OTHER INTANGIBLE ASSETS

     The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized on a straight-line basis over 15 to 20 years. The acquisition of licenses has been recorded at cost, and amortization expense is computed using the straight-line method over the term of the license.

RECOVERABILITY OF TANGIBLE AND INTANGIBLE ASSETS

     The Company evaluates the carrying value of all tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset if the asset is expected to be held and used, which would be computed using discounted cash flows. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

DEFERRED FINANCING COSTS

     Costs to obtain debt financing are capitalized and amortized over the life of the debt facility using the effective interest method.

REVENUE RECOGNITION

     Monthly service revenues are recognized as revenue in the period the related services are provided to the subscribers. Installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, with the remainder deferred and amortized over the average subscriber period. To the extent installation fees exceed direct selling costs, the excess would be deferred and amortized over the average contract period.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions which invest primarily in U.S. government instruments, commercial paper of prime quality, certificates of deposit and bankers acceptances guaranteed by banks or savings and loan associations which are members of the FDIC. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different countries worldwide.

STOCK-BASED COMPENSATION

     Stock-based compensation is recognized using the intrinsic value method. For disclosure purposes, pro-forma net loss and loss per share are provided as if the fair value method had been applied.

INCOME TAXES

     The Company accounts for income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets, liabilities and loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance if management believes it more likely than not they will not be realized.

STAFF ACCOUNTING BULLETIN NO. 51 ("SAB 51") ACCOUNTING POLICY

     Gains realized as a result of stock sales by the Company's subsidiaries are recorded in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

BASIC AND DILUTED LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The adoption of SFAS 128 had no effect on the Company's previously-reported primary loss per share. "Basic loss per share" is determined by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Net loss available to common shareholders includes the accrual of dividends on convertible preferred stock which are charged directly to additional paid-in capital. "Diluted earnings per share" includes the effects of potentially

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issuable common stock, but only if dilutive. Because of reported losses, there are no differences between basic and diluted loss per share amounts for the Company for any of the years presented.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' (deficit) equity.

     Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

     Cash flows from the Company's operations in foreign countries are translated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not agree to changes in the corresponding balances on the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

     Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in, and loans payable that are linked to, a currency other than their own functional currency. In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the dollar.

NEW ACCOUNTING PRINCIPLES

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1997. SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Other comprehensive income includes cumulative translation adjustments and unrealized gains and losses on available-for-sale securities.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires that a public business enterprise report certain financial and descriptive information about its reportable segments. The Company plans to adopt SFAS 131 for the year ended February 28, 1999.

     The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.   ACQUISITIONS AND DISPOSITIONS

UPC

     In July 1995, the Company and Philips contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. Philips contributed to UPC its 95% interest in cable television systems in

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Austria, its 100% interest in cable television systems in Belgium, its minority interests in multi-channel television systems in Germany, the Netherlands (Eindhoven) and France. The Company contributed its interests in multi-channel television systems in Israel, Ireland, the Czech Republic, Malta, Norway, Hungary, Sweden and Spain. The Company also contributed $78,200 in cash to UPC and issued to Philips 3.17 million shares of its Class A Common Stock having a value of $50,000 (at date of closing). In addition, UPC issued to Philips $133,600 of convertible subordinated pay-in-kind notes (the "PIK Notes"). As a result of this transaction, the Company and Philips each owned a 50% economic and voting interest in UPC.

     On December 11, 1997, the Company acquired Philips' entire interest in UPC (the "UPC Transaction"). As part of the UPC Transaction, (i) UPC purchased 3.17 million shares of Class A Common Stock of the Company held by Philips, (ii) UIH purchased part of the accreted amount of UPC's PIK Notes and redeemed them for shares of UPC, (iii) UPC repaid to Philips the remaining accreted amount of the PIK Notes, (iv) UPC repurchased Philips' interest in UPC and (v) the Company made a payment to UPC, with UPC in turn making a payment to Philips in lieu of the issuance of a stock appreciation right by UPC. The Company effectively owns 100% of UPC as a result of the UPC Transaction, except for shares held by a foundation benefiting UPC employees and management, pursuant to UPC's equity incentive plans. The final purchase price (excluding transaction-related costs) was $425,200, comprised of $168,700 for the purchase by the Company and repayment by UPC of UPC's PIK Notes, $33,200 allocated to the purchase by UPC of
3.17 million shares of the Company's Class A Common Stock and $223,300 allocated to the purchase of Philips' interest in UPC. The UPC Transaction was funded by a long-term revolving credit facility through UPC with a syndicate of banks (the "Tranche A Facility") ($151,500), a bridge bank facility through a subsidiary of UPC (the "Tranche B Facility") ($111,200) and a cash investment by the Company of $162,500. The maximum amount available under the Tranche A Facility is approximately Dutch guilders ("NLG")1,100,000 ($544,600 as of December 31,
1997), of which approximately NLG479,000 ($237,100 as of December 31, 1997) was used to repay existing debt of UPC in conjunction with the UPC Transaction.

     Details of the net assets acquired, based on a preliminary allocation of the purchase price, which were denominated in Dutch guilders and translated to U.S. dollars using the exchange rate on the date of acquisition, were as follows:

     Working capital, including cash acquired of $50,872......................................... $  (7,158)
     Investment in UIH Class A Common Stock......................................................   (33,074)
     Investments in affiliated companies.........................................................  (167,945)
     Property, plant and equipment and other long-term assets....................................  (273,988)
     Goodwill and other intangible assets........................................................  (383,503)
     Elimination of UIH equity investment........................................................    46,319
     Long-term debt..............................................................................   624,633
     Other liabilities...........................................................................    32,216
                                                                                                   --------
         Total cash paid......................................................................... $(162,500)
                                                                                                  =========

     The Company invested approximately $163,254, $0 and $151,693 into UPC during fiscal 1998, 1997 and 1996, respectively. As of February 28, 1998, the Company's cumulative investment in UPC totaled approximately $314,947.

JANCO

     UPC deposited NLG47,000 with a bank as collateral against the purchase of the minority shareholding in Janco in 2001. Including accrued interest, the deposit totaled $23,978 as of December 31, 1997, and is classified as restricted cash in other non-current assets.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ARGENTINA

     In October 1996, the Company acquired 100% of two cable systems and 80% of a third system, serving the cities of Bahia Blanca and Punta Alta, for approximately $52,520. Under terms of the agreements, the Company had the option to acquire, or could have been required to purchase, the remaining 20% of the third system between April 24, 1998 and October 31, 1998. The Company had accrued $4,406 related to this option. The Company paid $26,382 in cash at the date of acquisition, with the remaining $26,138 to be paid over the following 18 months. Details of the net assets acquired, which were denominated in Argentine pesos and translated to U.S. dollars using the exchange rate on the date of acquisition, were as follows:

     Tangible assets................................................   $ (4,051)
     Goodwill.......................................................    (63,464)
     Cash...........................................................        (97)
     Other..........................................................     (5,958)
     Accounts payable and accrued liabilities.......................     20,807
     Notes payable..................................................        243
                                                                       --------
                                                                        (52,520)
     Less purchase money notes......................................     26,138
                                                                       --------
         Total cash paid............................................   $(26,382)
                                                                       ========

     In April 1997, UIH LA acquired 100% of multi-channel television systems in Comodoro and Trelew, Argentina for a total purchase price of $27,900, of which $13,900 was paid at closing and the remaining $14,000 was due in 18 monthly installments beginning May 1997. Also in April 1997, UIH LA agreed to acquire up to an 80% equity interest in the multi-channel television systems located in Santa Fe, Parana and Galvez, Argentina for a total purchase price of $59,000. In April 1997, UIH LA closed the acquisition of the first 31% equity interest for a total purchase price of $23,000 and paid a $2,000 deposit to acquire the additional 38% equity interest by July 15, 1997 and the additional 11% equity interest by the end of July 1997. The total purchase price was paid 50% at closing and the balance was to be paid in monthly installments through June 2000.

     In October 1997, the Company completed the sale of all of its cable television assets in Argentina, including the regions of Bahia Blanca, Comodoro, Trelew and Santa Fe (the "Argentina Transaction"). The sale price for Bahia Blanca, Comodoro, Trelew and Santa Fe collectively was $268,200, of which
$25,300 consisted of remaining purchase money notes payable to sellers which were assumed by the buyers from the Company's original acquisition of Bahia Blanca in October 1996 and Comodoro, Trelew and Santa Fe in April 1997. From this net sales price of $242,900, $29,600 was paid directly by the buyers to other minority interest shareholders, resulting in net proceeds to the Company of approximately $211,125. The payment was received in full in cash, except for an amount placed in escrow, subject to finalization of post-closing adjustments. The Company recognized a gain on the transaction of $90,020. Under the terms of its lending arrangements with a group of banks, the Company repaid from the proceeds of the sale all of its outstanding indebtedness under its bridge loan facility totaling $110,000 plus accrued interest.

TARA

     In October 1997, Tara issued shares to third parties in exchange for consideration totaling $2,476, thereby diluting the Company's interest in Tara from 100% to 75%. A gain of $1,629 recognized on the transaction was credited to additional paid-in capital in accordance with SAB 51.

NET SAO PAULO

     During the year ended February 28, 1994, the Company acquired a 20% interest in Cabodinamica TV Cabo Sao Paulo S.A. ("Net Sao Paulo"). During the year ended February 28, 1995, through a series of transactions, the Company increased its ownership to 34%. In August 1996, the Company sold its 34% interest in Net Sao Paulo for $43,098 in cash and a $35,000 note receivable which was collected during Fiscal 1997. The Company recognized a gain of $65,249 on the transaction.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STX, CABLEVISION AND VTRH

     In June 1995, UIH LA completed an acquisition of 65% of Red de Television y Servicios por Cable S.A. ("STX"), a Chilean company which owned and operated eight cable television systems in Northern Chile. The purchase price was $25,918. In June 1996, UIH LA acquired the remaining 35% of STX for $24,000. The Company acquired an initial 50% interest in Cablevision S.A. ("Cablevision") in January 1994 for $3,900. In January 1996, UIH LA increased its ownership in Cablevision to 100% for approximately $22,100. UIH LA contributed its interests in STX and Cablevision in exchange for a 34% interest in VTRH in September 1996. Prior to the formation of VTRH, the Company accounted for its investments in Cablevision and STX under the equity method.

     UIH LA is currently involved in a revaluation of the properties contributed to VTRH, which may result in a reallocation of interests. Management believes its interest in VTRH will increase as a result of the revaluation process. Pursuant to the terms of a loan agreement, VTRH is prohibited from paying dividends or otherwise disposing of its shares.

AUSTAR

     The Company acquired, through directly and indirectly held interests, an effective 50% economic interest in the two companies that comprise Austar in 1994. In December 1995, the Company increased its effective economic interest in Austar to 90%. The Company paid $15,240 in cash and issued 170,513 shares of its convertible preferred stock having an initial liquidation value of $29,840 for the additional 40% effective economic interest. Details of the net assets acquired, which were denominated in Australian dollars and translated to U.S. dollars using the exchange rate on the day of the acquisition, were as follows:

     Tangible assets................................................    $18,267
     Intangible assets..............................................      8,643
     Receivables, prepaids and other................................      2,704
     Cash...........................................................      7,222
     Accounts payable and accrued liabilities.......................     (6,140)
     Other debt.....................................................       (890)
     Minority shareholders' interest................................     (2,363)
     Net investment prior to acquisition of 40%.....................    (27,153)
                                                                        -------
         Net assets.................................................        290
     Goodwill.......................................................     44,790
                                                                        -------
         Total consideration........................................    $45,080
                                                                        =======

     In May 1996, the Company increased its economic interest in Austar to 94% which was subsequently increased to 96%. In October 1996, the Company acquired the remaining 4% economic interest in Austar for $7,920. The Company's ownership interests are comprised of direct and indirect holdings of convertible debentures and ordinary shares of CTV and STV. The Company began consolidating Austar for balance sheet purposes effective December 31, 1995 and for income statement purposes effective January 1, 1996. Prior to these dates, the Company accounted for its investments in CTV and STV under the equity method.

     The Company invested approximately $53,009, $161,375 and $50,848 into Austar during Fiscal 1998, 1997 and 1996, respectively. As of February 28, 1998, the Company's cumulative investment in Austar, including amounts paid to acquire interests from other shareholders, totaled approximately $284,935.

SATURN

     In July 1994, the Company acquired a 50% interest in Kiwi Communications Limited, which subsequently changed its name to Saturn. Saturn is constructing a wireline multi-channel television system in New Zealand, primarily in the greater Wellington area. In July 1996, the Company acquired the remaining 50% interest in Saturn in exchange for a 2.6% interest in UIH A/P which was valued at approximately $7,800. The holder of this 2.6% interest in UIH A/P subsequently exchanged it for a 2% interest in UAP. Details of the net assets

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquired, which were determined in New Zealand dollars and translated to U.S. dollars using the exchange rate on the day of the acquisition, were as follows:

     Tangible assets..................................................   $8,509
     Receivables, prepaids and other..................................      373
     Cash.............................................................      708
     Accounts payable and accrued liabilities.........................   (1,430)
     Net investment prior to acquisition of 50%.......................   (9,133)
                                                                         ------
         Net assets...................................................     (973)
     Goodwill.........................................................    8,773
                                                                         ------
         Total consideration..........................................   $7,800
                                                                         ======

     In July 1997, SaskTel Holdings (New Zealand), Inc. ("SaskTel") purchased a 35% equity interest in Saturn by investing approximately New Zealand $29,900 ($19,566) directly into Saturn for its newly-issued shares, thereby reducing the Company's equity interest in Saturn to 65%. A gain of $5,985 recognized on the transaction was credited to additional paid-in capital in accordance with SAB
51. As of February 28, 1998, the Company's cumulative investment in Saturn totaled approximately $42,161.

TELEFENUA

     In January 1995, the Company acquired an initial 90% economic interest in Telefenua in exchange for a cash contribution into Telefenua of $6,060, the contribution of a note and accrued interest due to the Company of $817 and equipment leased to Telefenua totaling $2,039. Details of the net assets acquired, which were denominated in French Pacific francs and translated to U.S. dollars using the exchange rate on the day of acquisition, were as follows:

     Tangible assets..................................................   $4,213
     Intangible assets................................................    1,835
     Other............................................................      107
     Cash.............................................................    6,181
     Accounts payable and accrued liabilities.........................     (783)
     Due to affiliate.................................................   (2,110)
     Minority shareholders' interest..................................     (527)
                                                                         ------
         Total consideration..........................................   $8,916
                                                                         ======

     The purchase price was allocated to the net assets acquired based on relative fair market values. The Company's consolidated revenues, expenses and net loss after intercompany eliminations related to Telefenua for the year ended December 31, 1995 totaled $1,882, $5,438 and $3,556, respectively.

     The Company's economic interest will decrease to 75% and 64% once the Company has received a 20% and 40% internal rate of return on its investment in Telefenua, respectively. Since March 1995, Telefenua has operated the only multi-channel subscription television system on the islands of Tahiti and Moorea in French Polynesia. Through its majority ownership of UIH SFCC LP, a Colorado limited partnership that holds 100% of the preferred stock of Societe Francaise des Communications et du Cable S.A. ("SFCC"), which in turn is the parent company of Telefenua, the Company has the right to appoint three of the six board members. Furthermore, by agreement with the common shareholders, the Company has the right to appoint a fourth director.

     As of February 28, 1998, the Company's cumulative investment in Telefenua totaled approximately $16,738. The Company is currently evaluating the potential sale of its interest in Telefenua.

     The territorial government of Tahiti (in French Polynesia) has legally challenged the decree and authority of the Conseil Superieur de l'Audiovisuel ("CSA") to award Telefenua the authorizations to operate an MMDS service in French Polynesia. The French Polynesian's challenge to France's authority to award Telefenua an MMDS license in Tahiti was upheld by the Conseil d'Etat, the supreme administrative court of France. The territorial government of Tahiti has brought an action in French court seeking cancellation of the MMDS licenses awarded by the CSA to Telefenua, although no such cancellation has yet taken place. There can be no assurance that if the existing authorization is nullified a new authorization will be obtained. If Telefenua does not obtain a new authorization, there is no assurance that Telefenua will receive any restitution. In addition, any available restitution could be limited and could take years to obtain.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

XYZ ENTERTAINMENT

     In October 1994, the Company and Century Communications Corporation ("Century") formed XYZ Entertainment, an Australian proprietary company incorporated in New South Wales. In June 1995, the Company and Century formed the 50/50 joint venture Century United Programming Ventures Pty Limited
("CUPV"), an Australian corporation, to hold their investments in XYZ Entertainment. In September 1995, a 50% interest in XYZ Entertainment was sold to a third party, thereby diluting the Company's indirect interest in XYZ Entertainment to 25%. UIH A/P recognized a gain on the sale of $4,132.

TV-CABO RIO TELECOMUNICACOES, S.A.

     In January 1996, the Company completed the sale of its 25% interest in a company that held multi-channel television licenses for Rio de Janeiro, Brazil for approximately $13,500. The Company had invested a total of approximately $1,619 in this company prior to the sale, resulting in a gain on sale of approximately $11,881.

MEGAPO

     In June 1995, the Company completed its acquisition of Megapo. The Company advanced Megapo $12,000 as of February 28, 1995, which was converted to equity at closing and paid an additional $19,600 (for a total purchase price of $31,600) for a 49% interest in four operating subsidiaries and a 39.2% interest in a fifth operating subsidiary of Megapo.

PRO FORMA FINANCIAL INFORMATION, FISCAL 1998, FISCAL 1997 AND FISCAL 1996

     The following unaudited pro forma condensed consolidated operating results for the years ended February 28, 1998 and 1997 give effect to the UPC Transaction and the Argentina Transaction as if each had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information and notes thereto do not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                                 For the Year Ended                For the Year Ended
                                                                  February 28, 1998                 February 28, 1997
                                                             --------------------------       --------------------------
                                                             Historical    Pro Forma(1)       Historical    Pro Forma(2)
                                                             ----------    ------------       ----------    ------------
     Total revenue.........................................  $  98,622      $ 244,394         $  31,555      $ 172,246
                                                             =========      =========         =========      =========
     Net operating loss....................................  $(150,021)     $(178,902)        $ (87,677)     $(105,827)
                                                             =========      =========         =========      =========
     Net loss before extraordinary charge..................  $(263,441)     $(395,723)        $(138,825)     $(182,569)
                                                             =========      =========         =========      =========
     Net loss..............................................  $(342,532)     $(474,814)        $(138,825)     $(182,569)
                                                             =========      =========         =========      =========
     Net loss per common share:
       Basic and diluted loss before extraordinary charge..  $   (6.75)     $  (11.02)        $   (3.59)     $   (5.12)
       Extraordinary charge................................      (2.02)         (2.19)               --             --
                                                             ---------      ---------         ---------      ---------
       Basic and diluted net loss..........................  $   (8.77)     $  (13.21)        $   (3.59)     $   (5.12)
                                                             =========      =========         =========      =========
     Weighted-average number of shares outstanding.........  39,211,501     36,042,350        39,035,776     35,866,625
                                                             ==========     ==========        ==========     ==========

     (1) Represents elimination of historical statement of operations balances for the Argentina systems and elimination of the gain recorded on the Argentina Transaction, as well as inclusion of the historical amounts included in UPC's consolidated statement of operations for the period from January 1, 1997 to December 10, 1997, additional depreciation and amortization related to the step-up in basis in tangible assets and additional goodwill, the net decrease in equity in losses of affiliated companies, and the net increase in interest expense as a result of the UPC Transaction.
     (2) Represents elimination of historical statement of operations balances for Bahia Blanca for the year ended December 31, 1996, and inclusion of the historical amounts included in UPC's consolidated statement of operations for the year ended December 31, 1996, additional depreciation and amortization related to the step-up in basis in tangible assets and additional goodwill, the net decrease in equity in losses of affiliated companies, and the net increase in interest expense as a result of the UPC Transaction.

     The following unaudited pro forma condensed consolidated operating results for the years ended February 28, 1997 and February 29, 1996 give effect to the

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

disposition of the 34% interest in Net Sao Paulo, as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information and notes thereto do not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                                 For the Year Ended               For the Year Ended
                                                                  February 28, 1997                February 29, 1996
                                                             ---------------------------       ---------------------------
                                                             Historical     Pro Forma(1)       Historical     Pro Forma(2)
                                                             ----------     ------------       ----------     ------------
     Total revenue.........................................  $  31,555       $  31,555         $  2,870         $  2,870
                                                             =========       =========         ========         ========
     Net operating loss....................................  $ (87,677)      $ (87,677)        $(26,168)        $(26,168)
                                                             =========       =========         ========         ========
     Net loss..............................................  $(138,825)      $(202,285)        $(91,311)        $(85,474)
                                                             =========       =========         ========         ========
     Basic and diluted net loss per common share...........  $   (3.59)      $   (5.21)        $  (2.69)        $  (2.52)
                                                             =========       =========         ========         ========
     Weighted-average number of shares outstanding.........  39,035,776      39,035,776        34,017,660       34,017,660
                                                             ==========      ==========        ==========       ==========

     (1) Represents elimination of historical statement of operations balances related to Net Sao Paulo and elimination of the gain recorded on sale.
     (2) Represents elimination of historical statement of operations balances related to Net Sao Paulo.

     The following unaudited pro forma information for the year ended February 29, 1996 gives effect to the acquisition of the additional 40% economic interest in Austar, the acquisition of the additional 50% economic interest in Saturn, the acquisition of United Wireless, the disposition of the 25% interest in XYZ Entertainment, the acquisition of the 65% interest in STX, the acquisition of the 49% interest in Megapo and the formation of UPC and UPC's acquisitions of interests in systems in Amsterdam and Eindhoven as if each had occurred on January 1, 1995. The pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                                                                  For the Year Ended
                                                                                                   February 29, 1996
                                                                                              -------------------------
                                                                                              Historical      Pro Forma
                                                                                              ----------      ---------
     Total revenue..........................................................................  $  2,870        $   2,770
                                                                                              ========        =========
     Net operating loss.....................................................................  $(26,168)       $ (41,753)
                                                                                              ========        =========
     Net loss...............................................................................  $(91,311)       $(104,338)
                                                                                              ========        =========
     Basic and diluted net loss per common share............................................  $  (2.69)       $   (2.97)
                                                                                              ========        =========
     Weighted-average number of shares outstanding..........................................  34,017,660      35,181,129
                                                                                              ==========      ==========

4.   CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

                                                                  As of February 28, 1998
                                              ----------------------------------------------------------------
                                                                    Restricted
                                                                     Cash and
                                              Cash and Cash         Short-Term       Short-Term
                                               Equivalents          Investments      Investments      Total
                                              -------------         -----------      -----------     --------
     Cash...............................        $ 72,054              $16,524          $    --       $ 88,578
     Certificates of deposit............              --                   --            8,399          8,399
     Commercial paper...................         214,609                   --            3,926        218,535
     Corporate bonds....................          16,778                   --           16,506         33,284
     Government securities..............              --                4,426            4,900          9,326
                                                --------              -------          -------       --------
         Total..........................        $303,441              $20,950          $33,731       $358,122
                                                ========              =======          =======       ========

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                 As of  February 28, 1997
                                               ---------------------------------------------------------------
                                                                    Restricted
                                                                     Cash and
                                               Cash and Cash        Short-Term       Short-Term
                                                Equivalents         Investments     Investments       Total
                                               -------------        -----------     -----------      --------
     Cash...............................         $13,860              $   --          $    --        $ 13,860
     Commercial paper...................          43,365                  --            2,000          45,365
     Corporate bonds....................           5,151                  --           40,080          45,231
     Government securities..............           6,408               1,600           28,279          36,287
                                                 -------              ------          -------        --------
         Total..........................         $68,784              $1,600          $70,359        $140,743
                                                 =======              ======          =======        ========

5. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                  As of February 28, 1998
                                   --------------------------------------------- ---------------------------------------------
                                      Investments in           Cumulative Equity       Cumulative
                                      and Advances to        in Income (Losses) of     Translation    Valuation
                                   Affiliated Companies      Affiliated Companies      Adjustments    Allowance        Total
                                   --------------------      ---------------------     -----------    ---------       --------
Europe
------
   UII(1).......................         $ 50,069                $    (32)              $     --        $ --          $ 50,037
   Kabelkom(1)..................           30,221                     124                     --          --            30,345
   Kabel Net(1).................              619                      --                     --          --               619
   A2000(1).....................           85,898                    (287)                    --          --            85,611
   Other, net(1)................            1,138                      --                     --          --             1,138
   Monor........................           27,682                 (13,161)                (6,256)         --             8,265
   IPS.........................            13,920                  (7,261)                   (95)         --             6,564

Asia/Pacific
------------
   XYZ Entertainment(2).........           18,610                 (18,720)                   110          --                --
   Sun Cable....................           12,336                  (1,023)                (2,783)         --             8,530
   HITV.........................            6,073                    (236)                     7          --             5,844

Latin America
-------------
   VTRH.........................           92,754                 (10,327)                (4,262)         --            78,165
   Megapo.......................           31,248                  (1,313)                (1,604)         --            28,331
   UFC..........................           12,099                  (7,487)                    --          --             4,612
   TVSB.........................            8,100                  (3,770)                    --          --             4,330
   Jundiai......................            6,652                    (788)                    --          --             5,864

Other...........................              182                      --                     --          --               182
-----                                    --------                --------               --------        ----          --------
                                         $397,601                $(64,281)              $(14,883)       $ --          $318,437
                                         ========                ========               ========        ====          ========

(1) Represents the net amount acquired in the UPC Transaction on December 11, 1997.
(2)  Includes an accrued  funding  obligation of $406 at December 31, 1997.  The
     Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the requested fundings.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                   As of February 28, 1997
                                    -------------------------------------------------------------------------------------------
                                       Investments in           Cumulative Equity       Cumulative
                                       and Advances to        in Income (Losses) of     Translation    Valuation
                                    Affiliated Companies      Affiliated Companies      Adjustments    Allowance         Total
                                    --------------------      ---------------------     -----------    ---------       --------
Europe
------
   UPC..........................          $150,442                  $(40,224)            $(11,044)      $    --        $ 99,174
   Monor........................            27,182                    (8,221)              (4,575)           --          14,386
   IPS..........................            11,187                    (4,734)                  --            --           6,453

Asia/Pacific
------------
   XYZ Entertainment(1).........            16,202                   (16,312)                 110            --              --
   Sun Cable....................             9,748                      (366)                 155            --           9,537
   HITV.........................             6,073                       (16)                  --            --           6,057

Latin America
-------------
   VTRH.........................            82,010                    (2,122)              (1,502)           --          78,386
   Megapo.......................            32,491                      (727)              (1,420)           --          30,344
   TVSB.........................             6,132                    (2,860)                  --            --           3,272
   Jundiai......................             4,984                    (1,214)                  --            --           3,770
   UFC..........................             1,739                       (10)                  --            --           1,729

Other............................            3,119                    (1,051)                  --        (2,068)             --
-----                                     --------                  --------             --------       -------        --------
                                          $351,309                  $(77,857)            $(18,276)      $(2,068)       $253,108
                                          ========                  ========             ========       =======        ========

(1) Includes an accrued funding obligation of $1,270 at December 31, 1996. The Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the requested fundings.

     As of February 28, 1998 and 1997, the Company had the following differences related to the excess of cost over the net tangible assets acquired included in the above table. Such differences are being amortized over 15 years.

                                                     As of February 28, 1998             As of February 28, 1997
                                                  ----------------------------        -----------------------------
                                                    Basis         Accumulated           Basis          Accumulated
                                                  Difference      Amortization        Difference       Amortization
                                                  ----------      ------------        ----------       ------------
Europe
------
   A2000....................................       $ 90,898        $    --             $    --           $    --
   UII......................................         31,054             --                  --                --
   Kabelkom.................................         20,509             --                  --                --
   UPC......................................             --             --              25,588            (3,218)
   Monor....................................          3,838         (1,125)              3,959              (837)
   IPS......................................            651            (53)                115               (10)

Latin America
-------------
   VTRH.....................................         11,368         (1,211)             17,505              (363)
   Megapo...................................         21,528         (4,307)             23,661            (2,583)
   TVSB.....................................          2,361           (895)              2,953              (680)
   Jundiai..................................            540           (172)                393               (87)
   UFC......................................            439            (63)                439               (10)
                                                   --------        -------             -------           -------
     Total..................................       $183,186        $(7,826)            $74,613           $(7,788)
                                                   ========        =======             =======           =======

     Condensed financial information for the Company's significant equity investees is presented below.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UPC

     In July 1995, the Company and affiliates of Philips contributed their respective ownership interests in European and Israeli multi-channel television systems, related programming services and European multi-channel television and programming development opportunities to form UPC. On December 11, 1997, the Company acquired Philips' remaining 50% interest in UPC (see Note 3). Condensed financial information for UPC, stated in U.S. dollars, was as follows:

                                                                                                         As of
                                                                                                   December 31, 1996
                                                                                                   -----------------
     Cash........................................................................................      $ 24,487
     Property, plant and equipment, net..........................................................       238,179
     Intangible assets, net......................................................................       267,029
     Other assets................................................................................       123,261
                                                                                                       --------
         Total assets............................................................................      $652,956
                                                                                                       ========

     Accounts payable and accrued liabilities....................................................      $356,421
     Notes payable...............................................................................       147,234
     Minority interest...........................................................................         2,616
     Shareholders' equity........................................................................       146,685
                                                                                                       --------
         Total liabilities and shareholders' equity..............................................      $652,956
                                                                                                       ========

                                                         For the Period from                                    From Inception
                                                       January 1, 1997 through      For the Year Ended     (July 13, 1995) through
                                                          December 10, 1997          December 31, 1996        December 31, 1995
                                                       -----------------------      ------------------     -----------------------
     Revenue.........................................         $163,399                  $140,827                  $ 62,300
     Operating, selling, general and administrative
       expense.......................................         (109,993)                  (91,501)                  (41,308)
     Depreciation and amortization...................          (72,383)                  (53,211)                  (26,259)
                                                              --------                  --------                  --------
         Net operating loss..........................          (18,977)                   (3,885)                   (5,267)
     Interest, net...................................          (53,176)                  (32,655)                  (10,476)
     Equity in income (losses) of investee companies,
       net...........................................           1,643                     (5,458)                  (10,062)
     Other...........................................          (10,226)                   (1,560)                      (23)
                                                              --------                  --------                  --------
         Net loss....................................         $(80,736)                 $(43,558)                 $(25,828)
                                                              ========                  ========                  ========

MONOR

     In September 1994, the Company acquired a 47.6% (which was subsequently increased to 48.6%) net equity interest in Monor which indirectly owns a controlling interest in a local-loop telephony concession for the region of Monor, Hungary. Condensed consolidated income statement data, derived from audited consolidated financial statements for Monor and its subsidiaries which were audited by Coopers & Lybrand LLP, stated in U.S. dollars, was as follows:

                                                                                                 For the Year Ended
                                                                                                  December 31, 1995
                                                                                                 ------------------
     Revenue.................................................................................         $ 5,508
     Operating, selling, general and administrative expense..................................          (6,179)
     Depreciation and amortization...........................................................          (2,851)
                                                                                                      -------
         Net operating loss..................................................................          (3,522)
     Interest, net...........................................................................            (835)
     Foreign currency loss...................................................................          (5,408)
     Other...................................................................................             463
                                                                                                      -------
         Net loss............................................................................         $(9,302)
                                                                                                      =======

                                       76

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CTV

     In September 1994, the Company began to fund its 40% economic interest in CTV, an Australian company that holds MMDS licenses in Australia. The Company then acquired an additional 10% economic interest in CTV from another shareholder for $5,613. In December 1995, the Company purchased an additional 40% economic interest in CTV, which increased its economic interest to 90%, and accordingly, the Company has consolidated CTV since December 31, 1995 (see Note
3). Condensed consolidated income statement data for CTV, stated in U.S. dollars, was as follows:

                                                                                                 For the Year Ended
                                                                                                  December 31, 1995
                                                                                                 ------------------
     Revenue.................................................................................         $   433
     Operating, selling, general and administrative expense..................................          (4,804)
     Depreciation and amortization...........................................................          (1,113)
                                                                                                      -------
         Net operating loss..................................................................          (5,484)
     Interest, net...........................................................................             914
     Other...................................................................................             245
                                                                                                      -------
         Net loss............................................................................         $(4,325)
                                                                                                      =======

STV

     In October 1994, the Company began to fund its 50% economic interest in STV, an Australian company that holds MMDS licenses in Australia. In December 1995, the Company purchased an additional 40% economic interest in STV, which increased its economic interest to 90%, and accordingly, the Company has consolidated STV since December 31, 1995 (see Note 3). Condensed consolidated income statement data for STV, stated in U.S. dollars, was as follows:

                                                                                                 For the Year Ended
                                                                                                  December 31, 1995
                                                                                                 ------------------
     Revenue.................................................................................         $    10
     Operating, selling, general and administrative expense..................................          (2,670)
     Depreciation and amortization...........................................................            (158)
                                                                                                      -------
         Net operating loss..................................................................          (2,818)
     Interest, net...........................................................................             315
                                                                                                      -------
         Net loss............................................................................         $(2,503)
                                                                                                      =======

XYZ ENTERTAINMENT

     In October 1994, the Company and Century formed XYZ Entertainment, an Australian proprietary company incorporated in New South Wales. In June 1995, the Company and Century formed a 50/50 joint venture to hold their investments in XYZ Entertainment. In September 1995, a 50% interest in XYZ Entertainment was sold to a third party, thereby diluting the Company's indirect interest in XYZ Entertainment to 25%. Condensed consolidated income statement data for XYZ Entertainment stated in U.S. dollars, which is derived from financial statements audited by Deloitte Touche Tohmatsu, was as follows:

                                                                                                 For the Year Ended
                                                                                                  December 31, 1995
                                                                                                 ------------------
     Revenue.................................................................................        $  1,266
     Operating, selling, general and administrative expense..................................         (27,511)
     Depreciation and amortization...........................................................          (2,662)
                                                                                                     --------
         Net operating loss..................................................................         (28,907)
     Interest, net...........................................................................             145
                                                                                                     --------
         Net loss............................................................................        $(28,762)
                                                                                                     ========

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NET SAO PAULO

     During fiscal 1994, the Company acquired a 20% interest in Net Sao Paulo. During fiscal 1995, through a series of transactions, the Company increased its ownership to 34%. Condensed consolidated income statement data for Net Sao Paulo derived from audited financial statements which were audited by Price Waterhouse stated in U.S. dollars, was as follows (the report of other auditors referred to above with respect to Net Sao Paulo indicates there is substantial doubt about Net Sao Paulo's ability to continue as a going concern):

                                                                                                 For the Year Ended
                                                                                                  December 31, 1995
                                                                                                 ------------------
     Revenue.................................................................................        $ 12,016
     Operating expense.......................................................................         (10,786)
     Selling, general and administrative expense.............................................          (9,753)
     Depreciation and amortization...........................................................          (2,957)
                                                                                                     --------
         Net operating loss..................................................................         (11,480)
     Interest, net...........................................................................          (2,625)
     Foreign currency loss...................................................................              (6)
                                                                                                     --------
         Net loss............................................................................        $(14,111)
                                                                                                     ========

MEGAPO

     In June 1995, UIH LA completed its acquisition of Megapo. UIH LA had advanced Megapo $12,000 as of February 28, 1995, which was converted to equity at closing and paid an additional $19,600 (for a total purchase price of $31,600) for a 49% interest in four operating subsidiaries and a 39.2% interest in a fifth operating subsidiary of Megapo. Condensed combined income statement data, derived from audited financial statements for Megapo which were audited by Galaz, Gomez Morfin, Chavero, Yamazaki, stated in U.S. dollars, was as follows:

                                                                                                 For the Year Ended
                                                                                                  December 31, 1995
                                                                                                 ------------------
     Revenue.................................................................................         $11,672
     Operating, selling, general and administrative expense..................................          (6,814)
     Depreciation and amortization...........................................................          (1,558)
                                                                                                      -------
         Net operating income................................................................           3,300
     Interest, net...........................................................................             243
     Foreign currency gain...................................................................           1,848
     Other...................................................................................          (1,809)
                                                                                                      -------
         Net income..........................................................................         $ 3,582
                                                                                                      =======

6.   PROPERTY, PLANT AND EQUIPMENT

                                                                                                 As of
                                                                                              February 28,
                                                                                       --------------------------
                                                                                         1998              1997
                                                                                       --------          --------
     Subscriber premises equipment and converters...............................       $200,990          $126,007
     MMDS distribution facilities...............................................         61,509            57,074
     Cable distribution networks................................................        203,015            22,795
     Office equipment, furniture and fixtures...................................         19,622            11,489
     Buildings and leasehold improvements.......................................          9,070             7,180
     Other......................................................................         31,162            24,175
                                                                                       --------          --------
                                                                                        525,368           248,720
         Accumulated depreciation...............................................        (84,633)          (29,378)
                                                                                       --------          --------
         Net property, plant and equipment......................................       $440,735          $219,342
                                                                                       ========          ========

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                                                 As of
                                                                                              February 28,
                                                                                       --------------------------
                                                                                         1998              1997
                                                                                       --------          --------
     UPC........................................................................       $384,387          $     --
     Bahia Blanca...............................................................             --            63,464
     Austar.....................................................................         51,552            63,244
     Saturn.....................................................................          6,100             8,723
     Other......................................................................          4,498             4,403
                                                                                       --------          --------
                                                                                        446,537           139,834
           Accumulated amortization.............................................        (14,532)           (7,198)
                                                                                       --------          --------
           Net goodwill and other intangible assets.............................       $432,005          $132,636
                                                                                       ========          ========

8.   SENIOR SECURED NOTES AND OTHER DEBT

                                                                                                      As of
                                                                                                   February 28,
                                                                                            -------------------------
                                                                                               1998            1997
                                                                                            ----------      ---------
     February 1998 10.75% senior secured discount notes, net of unamortized discount......  $  818,272       $     --
     November 1994 14% senior secured discount notes, net of unamortized discount.........         179        264,985
     November 1995 14% senior secured discount  notes, net of unamortized discount........         129         90,161
     February 1996 14% senior secured discount notes, net of unamortized discount.........          60         55,193
     UPC Tranche A Facility...............................................................     437,598             --
     UPC Tranche B Facility...............................................................     125,000             --
     Bank and other loans at UPC..........................................................      60,888             --
     May 1996 14% UIH A/P senior discount notes, net of unamortized discount..............     278,662        245,182
     September 1997 14% UIH A/P senior discount notes, net of unamortized discount........      30,461             --
     Austar Bank Facility (as defined below)..............................................      71,531             --
     UIH LA Revolving Credit Facility (as defined below)..................................      33,000             --
     Vendor financed equipment at Saturn..................................................       3,730             --
     Note payable to a company, interest at 1.5% above the rate published by a certain
       Chilean bank, principal and interest due quarterly until June 1998, secured by
       shares of STX......................................................................       1,857          5,447
     Capitalized lease obligations........................................................       3,635          4,959
     Mortgage note, interest at 7.548%, 7-year term.......................................       1,094          1,467
                                                                                            ----------       --------
                                                                                             1,866,096        667,394
       Less current portion...............................................................    (163,325)        (5,177)
                                                                                            ----------       --------
       Total senior secured notes and other debt..........................................  $1,702,771       $662,217
                                                                                            ==========       ========

FEBRUARY 1998 10.75% SENIOR SECURED DISCOUNT NOTES

     On February 5, 1998, the Company sold $1,375,000 principal amount at maturity of 10.75% senior secured discount notes due 2008 (the "1998 Notes"). The 1998 Notes were issued at a discount from the principal amount at maturity, resulting in gross proceeds to the Company of approximately $812,200.

     The Company used approximately $531,800 of the proceeds from the 1998 Notes to complete a tender offer for the Company's existing 14% senior secured discount notes due 1999 (collectively, the "Old Notes") and the consent solicitation that the Company conducted concurrently therewith. The Company commenced the tender offer on January 7, 1998, and the tender offer expired on February 4, 1998, with over 99.8% of the Old Notes being validly tendered. The Company subsequently purchased $500 principal amount at maturity of the Old Notes on the open market, leaving approximately $465 principal amount at maturity outstanding as of February 28, 1998. The Old Notes redeemed had an

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

aggregate accreted value of approximately $466,200 as of February 5, 1998. This tender premium of approximately $65,600, combined with the write-off of unamortized deferred financing costs and other transaction-related costs totaling approximately $13,500, resulted in an extraordinary charge of approximately $79,100.

     The 1998 Notes will accrete at 10.75% per annum, compounded semi-annually to an aggregate principal amount of $1,375,000 on February 15, 2003, at which time cash interest will commence to accrue. Commencing August 15, 2003, cash interest on the 1998 Notes will be payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The 1998 Notes will mature on February 15, 2008, and will be redeemable at the option of the Company on or after February 15, 2003.

     The remaining Old Notes will mature on November 15, 1999. Holders of the 1998 Notes and the remaining outstanding Old Notes share a first-priority security interest in the stock and intercompany notes to the Company of UIPI; however, only holders of the 1998 Notes have a first-priority security interest in the stock and intercompany notes to the Company of UIHE.

     The 1998 Notes are senior secured obligations of the Company that rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment with the Old Notes. The 1998 Notes are effectively subordinated to all future indebtedness and other liabilities and commitments of the Company's subsidiaries. Under the terms of the indenture governing the 1998 Notes (the "Indenture"), the Company's subsidiaries are generally prohibited and/or restricted from incurring any lien against their assets other than liens incurred in the ordinary course of business, from paying dividends, and from making investments in entities that are not "restricted" by the terms of the Indenture. The Company has the option to invest in "unrestricted entities" in an aggregate amount equal to the sum of $100,000 plus the aggregate amount of net cash proceeds from sales of equity, net of payments made on its preferred stock plus net proceeds from certain litigation settlements. The Indenture generally prohibits the Company from incurring additional indebtedness with the exception of a general allowance of $75,000 for debt maturing on or after February 15, 2008, certain guarantees totaling $15,000, refinancing indebtedness, normal indebtedness to restricted affiliates and other letters of credit in the ordinary course of business.

NOVEMBER 1994 14% SENIOR SECURED DISCOUNT NOTES

     In November 1994, the Company sold 394,000 units consisting of $394,000 14% senior secured discount notes due November 15, 1999 (the "1994 Notes") and 394,000 warrants, including related put rights (the "Warrants") to purchase a total of 1,786,699 shares of Class A Common Stock at a price of $15 per share for net proceeds of $192,771. At any time between January 31, 1996 and March 1, 1996, the Warrant holders had the right to require the Company to repurchase all or a part of the Warrants for $28.34 per Warrant. Holders of the Warrants required the Company to purchase 76,070 Warrants to purchase 344,932 shares of Class A Common Stock for a cost of $2,156 on March 1, 1996. The remaining value assigned to the Warrants of $9,011 was reclassified to additional paid-in capital on March 1, 1996. The remaining 317,930 outstanding Warrants (representing 1,441,739 shares of Class A Common Stock) are exercisable at any time before November 15, 1999. The 1994 Notes are deemed, for accounting purposes, to accrete interest at a rate of 15.24% compounded semi-annually and no cash interest payments will be made prior to maturity on November 15, 1999. On February 5, 1998 all but $230 principal amount at maturity 1994 Notes were redeemed in connection with the issuance of the 1998 Notes.

NOVEMBER 1995 14% SENIOR SECURED DISCOUNT NOTES

     In November 1995, the Company sold 130,000 14% senior secured notes (the "1995 Notes"). The 1995 Notes were issued at a discount from their principal amount of $130,000, resulting in net proceeds to the Company of $63,886. The 1995 Notes accrete interest at a rate of 14.0% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999. On February 5, 1998, all but $162 principal amount at maturity 1995 Notes were redeemed in connection with the issuance of the 1998 Notes.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FEBRUARY 1996 14% SENIOR SECURED DISCOUNT NOTES

     In February 1996, the Company sold 75,350 14% senior secured notes (the "1996 Notes"). The 1996 Notes were issued at a discount from their principal amount of $75,350, resulting in net proceeds to the Company of $47,356. The 1996 Notes are deemed, for accounting purposes, to accrete interest at a rate of 11.875% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999. On February 5, 1998, all but $73 principal amount at maturity 1996 Notes were redeemed in connection with the issuance of the 1998 Notes.

UPC TRANCHE A FACILITY

     In October 1997, UPC and Norkabel as borrowers entered into an NLG1,100,000 ($544,554 at December 31, 1997) multi-currency revolving credit facility with a syndication of banks. Norkabel was succeeded as a borrower by Janco in connection with the merger of Janco Kabel TV and Norkabel. In December 1997, Telekabel became a borrower under the Tranche A Facility. Amounts advanced under the Tranche A Facility generally are available for a term of one, two, three or six months through September 30, 2006 and bear interest at the London interbank offered rate ("LIBOR") on the respective currencies borrowed plus a margin ranging from 0.50% to 2.0% per annum. The Tranche A Facility requires that interest rate protection arrangements be maintained in respect of at least 50% of the Tranche A Facility. The Tranche A Facility is secured by various guarantees from, negative pledges over and, in some cases, share pledges of, certain UPC subsidiaries in Austria, Belgium and Norway. Following the repayment of the Tranche B Facility, Belmarken Holdings B.V. ("Belmarken") and other of UPC's wholly-owned subsidiaries must accede as guarantors under the Tranche A Facility. The Tranche A Facility generally prohibits dividends and other distributions prior to repayment of the facility. The aggregate amount available for borrowing under the facility is reduced automatically by 5.0% per quarter beginning December 31, 2001. The Tranche A Facility also limits total borrowings by UPC and certain of its subsidiaries, which together before September 30, 2001, may not exceed NLG1,100,000 ($544,554 at December 31, 1997) (after
September 30, 2001, the limit is based on a debt to cash flow financial ratio), and generally limits UPC's investments in, loans to and guarantees for Belmarken and its subsidiaries and downstream affiliates to NLG80,000 ($39,604 at December 31, 1997).

UPC TRANCHE B FACILITY

     In connection with the UPC Transaction, Belmarken entered into the $125,000 (U.S. dollar-denominated) Tranche B Facility. The Tranche B Facility matures on December 5, 1998, and bears interest at LIBOR plus a margin ranging from 4.5% to 5.5% per annum. The Tranche B Facility generally prohibits dividends and distributions and is secured by various upstream guarantees from, negative pledges over and, in some cases, share pledges of, certain Belmarken share holdings or partnership interests of Belmarken and UPC in The Netherlands, the Czech Republic, France, Romania, the Slovak Republic and Hungary multi-channel television systems and in UII, as well as a first lien over approximately 3.17 million UIH Class A Common shares which UPC acquired from Philips as part of the UPC Transaction. Belmarken must apply proceeds from disposals, if any, of its share holdings and partnership interest to prepayment of the facility, which restricts the manner and terms on which Belmarken may dispose of these assets. In addition, Belmarken must maintain on deposit with the bank a compensating balance, restricted as to use, of $11,000 until the facility matures. UPC repaid $63,000 of the Tranche B Facility subsequent to February 28, 1998 (see Note 15).

BANK AND OTHER LOANS AT UPC

     In February 1997, a bank granted a NLG65,000 nine-year term facility to KTE (the "KTE Facility"). The KTE Facility bears interest at the applicable Amsterdam interbank offered rate ("AIBOR") plus 0.45%, and is secured by, among other things, an encumbrance over KTE's assets and a pledge by UPC of its shares of KTE. The facility generally restricts the payment of dividends and distributions. As of December 31, 1997 an amount of NLG65,000 ($32,178) was outstanding under this facility.

     Bank loans and other loans includes a payable of $19,015 to the minority shareholder of Janco, which accretes interest at 5% per annum. The payable relates to the contemplated exercise price of the call option for the remaining 12.7% of Janco not owned by UPC. The amount, including accrued interest, will be payable in 2001. Bank loans of $3,762 and other loans of $5,933 are guaranteed by the local Eindhoven municipality.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MAY 1996 14% UIH A/P SENIOR DISCOUNT NOTES

     On May 14, 1996, UIH A/P received total gross proceeds of $225,115 from the private placement of $443,000 aggregate principal amount of the 14% senior discount notes (the "UIH A/P 1996 Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The UIH A/P 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as UIH A/P consummates an issuance of its capital stock resulting in gross proceeds to UIH A/P of at least $70,000 (an "Equity Sale"). Due to this increase in the interest rates, the UIH A/P 1996 Notes will accrete to a principal amount of $455,574 if an Equity Sale is not consummated prior to May 15, 2001, the date cash interest begins to accrue.

SEPTEMBER 1997 14% UIH A/P SENIOR DISCOUNT NOTES

     On September 23, 1997, the Company received total gross proceeds of $29,925 from the private placement of $45,000 aggregate principal amount of 14% senior discount notes, which were issued at a premium (the "UIH A/P 1997 Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as UIH A/P consummates an Equity Sale. Due to this increase in interest rates, the UIH A/P 1997 Notes will accrete to a principal amount of $46,277 if an Equity Sale is not consummated prior to May 15, 2001, the date cash interest begins to accrue.

     On November 17, 1997, pursuant to the terms of the indentures governing the UIH A/P 1996 Notes and the UIH A/P 1997 Notes (collectively, the "UIH A/P Notes"), UIH A/P issued warrants to purchase 488,000 shares of its common stock, which represented 3.4% of its common stock. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5,100 upon exercise. The warrants are exercisable through May 15, 2006. The warrants were valued at $3,678 and have been reflected as an additional discount to the UIH A/P Notes on a pro-rata basis and as an increase in additional paid-in capital.

AUSTAR BANK FACILITY

     In July 1997, Austar secured a financing facility from a bank for a senior syndicated term debt facility in the amount of Australian $("A$")200,000 (the "Austar Bank Facility"). The proceeds of the Austar Bank Facility have been and will be used to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility and
(iii) A$90,000 term loan facility. This term loan facility will be available to the extent that any drawdown, if added to the existing aggregate outstanding balance under sub-facilities (i) and (ii), would not exceed five times annualized cash flows, and upon Austar having achieved and maintained total subscribers of at least 200,000. All of Austar's assets are pledged as collateral for the Austar Bank Facility. In addition, pursuant to the Austar Bank Facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, Austar will be permitted to make these types of payments, subject to certain debt to cash flow ratios. The working capital facility is fully repayable on June 30, 2000. The cash advance facility is fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004. As of December 31, 1997, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($71,531 converted using the December 31, 1997 exchange rate). Although management does not expect to meet the requirements for drawing down the term loan facility during 1998, they have engaged the lender under the Austar Bank Facility in a discussion regarding an amendment to the Austar Bank Facility. If approved, such an amendment would allow Austar to draw all or a portion of the A$90,000 term loan facility in advance of the time period currently envisioned. There can be no assurance, however, that such an amendment will ultimately be approved.

UIH LA REVOLVING CREDIT FACILITY

     On April 24, 1997, UIH LA entered into a credit agreement with a bank for a loan of up to $125,000 for a term of nine months, extendible up to a maximum of 18 months at an interest rate of LIBOR plus 6% (the "UIH LA Credit Agreement").

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In October 1997, UIH LA repaid the outstanding balance of $110,000 under this credit agreement with the proceeds from the Argentina Transaction (see Note
3). In November 1997, UIH LA entered into an amended and restated credit agreement with a bank for a revolving credit facility of up to $40,000 (the "UIH LA Revolving Credit Facility"). Borrowings under this facility must be repaid within 12 months and bear interest at a rate of LIBOR plus 3.5%. The facility is extendable up to 18 months with (i) an increase in the interest rate of 50 basis points for each three-month period it is extended beyond the initial 12-month term and (ii) cash fees of 0.75% and 1.50% if it is extended to 15 and 18 months, respectively. The borrowings under the UIH LA Revolving Credit Facility are secured by all of UIH LA's capital stock and substantially all of its assets. In addition, UIH LA must maintain on deposit with the bank a compensating balance, restricted as to use, of 8% of the outstanding loan balance. As of February 28, 1998, UIH LA had an outstanding balance of $33,000 under this facility and a restricted cash balance of $3,591. Under the terms of the UIH LA Revolving Credit Facility, UIH LA must use any proceeds from the sale of Latin American assets to repay this note. Proceeds from the loan were paid as a dividend by UIH LA to the Company and were primarily used by the Company to fund the UPC Transaction (see Note 3). UIH LA repaid $25,000 of the UIH LA Revolving Credit Facility subsequent to February 28, 1998 (see Note 15).

FAIR VALUE OF SENIOR SECURED NOTES AND OTHER DEBT

     Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                                                                                             Fair
                                                                                       Book Value        Market Value
                                                                                       ----------        ------------
As of February 28, 1998:
   1998 Notes...................................................................       $  818,272         $  831,875
   1994 Notes...................................................................              179                179
   1995 Notes...................................................................              129                129
   1996 Notes...................................................................               60                 60
   UPC Tranche A Facility.......................................................          437,598            437,598
   UPC Tranche B Facility.......................................................          125,000            125,000
   Bank and other loans at UPC..................................................           60,888             60,888
   UIH A/P 1996 Notes...........................................................          278,662            292,380
   UIH A/P 1997 Notes...........................................................           30,461             29,700
   Austar Bank Facility.........................................................           71,531             71,531
   UIH LA Revolving Credit Facility.............................................           33,000             33,000
   Other debt...................................................................           10,316             10,316
                                                                                       ----------         ----------
        Total...................................................................       $1,866,096         $1,892,656
                                                                                       ==========         ==========

As of February 28, 1997:
   1994 Notes...................................................................         $264,985           $289,590
   1995 Notes...................................................................           90,161             95,550
   1996 Notes...................................................................           55,193             55,382
   UIH A/P 1996 Notes...........................................................          245,182            230,360
   Other debt...................................................................           11,873             11,873
                                                                                         --------           --------
        Total...................................................................         $667,394           $682,755
                                                                                         ========           ========

DEBT MATURITIES

     The maturities of the Company's debt are as follows:
         Fiscal 1999............................................................................. $  163,626
         Fiscal 2000.............................................................................      4,989
         Fiscal 2001.............................................................................     40,458
         Fiscal 2002.............................................................................     37,032
         Fiscal 2003 and thereafter..............................................................  1,620,429
                                                                                                  ----------
                                                                                                   1,866,534
                Future finance charges for capitalized lease obligations.........................       (438)
                                                                                                  ----------
                Total............................................................................ $1,866,096
                                                                                                  ==========

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   CONVERTIBLE PREFERRED STOCK

     In connection with the Company's acquisition of an additional 40% economic interest in CTV and STV, the Company designated a new series of Convertible Preferred Stock, Series A, par value $0.01 per share ("Series A Preferred Stock"), and issued 170,513 shares of Series A Preferred Stock to one of the sellers from whom it purchased the CTV and STV interests. The Series A Preferred Stock had an initial liquidation value of $175 per share (approximately $29,840) and accrues dividends at a rate of 4% per annum, compounded quarterly. Each share of Series A Preferred Stock is convertible into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $17.50. The Company is required to redeem the Series A Preferred Stock on June 19, 2000 at a redemption price equal to its then liquidation value plus accrued dividends. Assuming none of the Series A Preferred Stock is converted prior to redemption, the total cost to the Company upon redemption would be approximately $35,700. The Company has granted certain rights to holders of the Series A Preferred Stock to register under the Securities Act of 1933 the sale of shares of Class A Common Stock into which the Series A Preferred Stock may be converted.

10.  STOCKHOLDERS' (DEFICIT) EQUITY

COMMON STOCK

     In April 1993, the Company adopted a Restated Certificate of Incorporation pursuant to which the Company authorized the issuance of two classes of common stock, Class A Common Stock and Class B Common Stock and one class of preferred stock. Each share of Class A Common Stock is entitled to one vote per share while each share of Class B Common Stock is entitled to ten votes per share. Each share of Class B Common Stock is convertible at any time at the option of the holder into one share of Class A Common Stock. The two classes of common stock are identical in all other respects.

CUMULATIVE TRANSLATION ADJUSTMENTS

     During the year ended February 28, 1998, the Company recorded a change in cumulative translation adjustments of $50,274, primarily due to (i) the strengthening of the U.S. dollar compared to the Dutch guilder of approximately 16%, resulting in a translation adjustment during the period of approximately $11,872 and (ii) the strengthening of the U.S. dollar compared to the Australian dollar of approximately 22%, resulting in a translation adjustment during the period of approximately $25,876.

TREASURY STOCK

     As a result of the UPC Transaction, UPC acquired 3.17 million shares of the Company's Class A Common Stock, valued at cost on December 11, 1997 at NLG66,809 ($33,074 as of February 28, 1998).

EMPLOYEE STOCK OPTION PLAN

     In May 1993, the Company adopted a stock option plan for certain of its employees (the "Employee Plan"). The Employee Plan is construed, interpreted and administered by the compensation committee (the "Committee"), consisting of all members of the Board of Directors who are not employees of the Company. Members of the Company's Board of Directors who are not employees are not eligible to receive option grants under the Employee Plan. The Committee has the discretion to determine the employees and consultants to whom options are granted, the number of shares subject to the options, the exercise price of the options, the period over which the options become exercisable, the term of the options (including the period after termination of employment during which an option may be exercised) and certain other provisions relating to the option. The maximum number of shares subject to options that may be granted to any one participant under the Employee Plan during any calendar year is 500,000 shares. The maximum term of options granted under the Employee Plan is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended, or non-qualified stock options. The options vest in equal monthly increments over the four-year period following the date of grant. Vesting would be accelerated upon a change of control in the Company as defined in the Employee Plan. Under the Employee Plan, options to purchase a total of 3,800,000 shares of Class A Common Stock have been authorized, of which 621,380 were available for grant as of February 28, 1998.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     The Company adopted a stock option plan for non-employee directors (the "Director Plan") effective June 1, 1993. The Director Plan provides for the grant of an option to acquire 20,000 shares of the Company's Class A Common Stock to each member of the Board of Directors who was not also an employee of the Company (a "non-employee director") on June 1, 1993, and to each person who is newly elected to the Board of Directors as a non-employee director after June 1, 1993, on the date of their election. The maximum term of options granted under the Director Plan is ten years. The options vest in equal monthly increments over the four-year period following the date of grant. Vesting would be accelerated upon a change in control of the Company as defined in the Director Plan. Under the Director Plan, options to purchase a total of 480,000 shares of Class A Common Stock have been authorized, of which 197,500 were available for grant as of February 28, 1998.

FAIR VALUE OF STOCK OPTIONS

     For purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during Fiscal 1998 and 1997 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                                                                             For the Years Ended
                                                                                                February 28,
                                                                                          -------------------------
                                                                                           1998              1997
                                                                                          -------           -------
         Risk-free interest rate....................................................        5.91%             6.38%
         Expected lives.............................................................      7 years           7 years
         Expected volatility........................................................       53.46%            54.72%
         Expected dividend yield....................................................           0%                0%

     The total fair value of options granted was approximately $2,929 and $5,376 for the years ended February 28, 1998 and 1997, respectively. These amounts are amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the years ended February 28, 1998 and 1997, pro forma stock-based compensation, net of the effect of the forfeitures, was $2,773 and $2,002, respectively, as follows:

                                                                           For the Years Ended February 28,
                                                                  -------------------------------------------------
                                                                           1998                       1997
                                                                  ----------------------     ----------------------
                                                                     Net       Net Loss         Net       Net Loss
                                                                     Loss      Per Share        Loss      Per Share
                                                                  ----------   ---------     ----------   ---------
         As reported............................................  $(342,532)    $(8.77)      $(138,825)    $(3.59)
         Pro forma..............................................  $(345,305)    $(8.84)      $(140,827)    $(3.64)

     The fair value method of accounting for stock-based compensation plans recognizes the value of options granted as compensation expense over the option's vesting period and has not been applied to options granted prior to March 1, 1995. Accordingly, the resulting pro forma compensation expense is not necessarily representative of what compensation expense will be in future years.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A summary of stock option activity for the Employee Plan is as follows:

                                                                          For the Years Ended February 28,
                                                            -----------------------------------------------------------
                                                                        1998                           1997
                                                            ---------------------------     ---------------------------
                                                              Number       Weighted-         Number        Weighted-
                                                                of          Average            of           Average
                                                              Shares     Exercise Price      Shares      Exercise Price
                                                            ---------    --------------     ---------    --------------
        Outstanding at beginning of year...............     2,793,851       $11.7458        2,315,122       $11.5673
        Granted during the year........................       435,625       $10.9943          655,000       $13.0011
        Cancelled during the year......................      (130,106)      $14.8130         (136,521)      $15.6011
        Exercised during the year......................      (151,894)      $ 5.2366          (39,750)      $ 8.7925
                                                            ---------                       ---------

        Outstanding at end of year.....................     2,947,476       $11.8348        2,793,851       $11.7458
                                                            =========       ========        =========       ========

        Exercisable at end of year.....................     2,014,070                       1,661,936
                                                            =========                       =========

     A summary of stock option activity for the Director Plan is as follows:

                                                                          For the Years Ended February 28,
                                                            -----------------------------------------------------------
                                                                        1998                           1997
                                                            ---------------------------     ---------------------------
                                                              Number       Weighted-         Number        Weighted-
                                                                of          Average            of           Average
                                                              Shares     Exercise Price      Shares      Exercise Price
                                                            ---------    --------------     ---------    --------------
        Outstanding at beginning of year...............      280,000       $12.5358          280,000        $12.5358
        Granted during the year........................       20,000       $11.1250               --        $     --
        Cancelled during the year......................      (40,000)      $14.2500               --        $     --
        Exercised during the year......................           --       $     --               --        $     --
                                                             -------                         -------

        Outstanding at end of year.....................      260,000       $12.1636          280,000        $12.5358
                                                             =======       ========          =======        ========

        Exercisable at end of year.....................      243,333                         219,445
                                                             =======                         =======

     The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                                For the Years Ended February 28,
                                             ----------------------------------------------------------------------
                                                           1998                                 1997
                                             --------------------------------      --------------------------------
                                               Number       Fair     Exercise        Number       Fair     Exercise
                                             of Options     Value      Price       of Options     Value      Price
                                             ----------    -------   --------      ----------   --------   --------
Exercise price less than market price.....       3,125     $4.2937   $ 9.5000          5,000    $10.2382   $ 5.0000
Exercise price equal to market price......     432,500     $6.6316   $10.7912        550,000    $ 8.2285   $13.0968
Exercise price greater than market price..      20,000     $2.3484   $15.7500        100,000    $ 7.9957   $12.8750
                                               -------                               -------
                                               455,625                               655,000
                                               =======                               =======

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table summarizes information about employee and director stock options outstanding and exercisable at February 28, 1998:

                                                         Options Outstanding                      Options Exercisable
                                              --------------------------------------------      -------------------------
                                                             Weighted-Average    Weighted-                     Weighted-
                                               Number of        Remaining         Average         Number        Average
                                                Options      Contractual Life    Exercise       of Options     Exercise
         Exercise Price Range                 Outstanding        (Years)          Price         Exercisable      Price
         --------------------                 -----------    ----------------    ---------      -----------    ---------
         $ 4.5000 - $ 5.0000..............       115,167           4.94          $ 4.5217         115,167      $ 4.5217
         $ 9.3750 - $10.2500..............     1,274,083           5.15          $ 9.5353       1,215,750      $ 9.5062
         $10.8750 - $15.5000..............     1,057,300           8.63          $12.4105         306,873      $13.4807
         $15.7500 - $17.7500..............       760,926           6.23          $16.1045         619,613      $16.1776
                                               ---------                                        ---------
              Total.......................     3,207,476           6.55          $11.8615       2,257,403      $11.6233
                                               =========                                        =========

SUBSIDIARY STOCK OPTION PLAN

     On June 18, 1996, UPC adopted a stock option plan (the "UPC Plan") for certain of its employees and those of its subsidiaries. The shareholders have transferred 4.0 million ordinary shares of UPC into a foundation (the "Foundation"), which administers the UPC Plan. Until such time as the shares of UPC have been listed at a stock exchange, the Foundation will issue under certain circumstances certificates convertible into the shares of UPC owned by the Foundation. The options are granted at fair market value to be determined by the supervisory board. The maximum term that the options can be exercised is five years from the date of the grant. The options vest over a three year period. During the year ended December 31, 1997, compensation expense of NLG4,817 ($2,477) was recognized.

     Data concerning the stock option plan is as follows :

                                                                                         For the Years Ended
                                                                                             December 31,
                                                                                      ---------------------------
                                                                                         1997            1996
                                                                                      ---------       -----------
         Outstanding at the beginning of the year...............................      1,533,611                --
         Granted during the year................................................             --         2,660,000
         Exercised during the year..............................................             --        (1,120,000)
         Cancelled during the year..............................................        (39,243)           (6,389)
                                                                                      ---------        ----------
         Outstanding at the end of the year.....................................      1,494,368         1,533,611
                                                                                      =========        ==========
         Option price per share granted: NLG....................................            N/A             15.74
                                         U.S....................................            N/A              9.31
         Vested portion:   Exercised options ...................................        965,466           520,278
                           Outstanding options..................................      1,166,088           670,987

     The UPC Plan was amended in March 1998 to provide that options vest over a four year period.

     Upon termination of an employee, any unvested options shall expire. An employee has the right at any time to put his certificates from exercised vested options to the Foundation at a price equal to the fair market value. The employee must sell his certificates to the Company for a cash payment upon termination.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  COMMITMENTS

     The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled $4,125, $3,481 and $794 for the years ended February 28, 1998, February 28, 1997, and February 29, 1996, respectively.

     The Company has operating lease obligations and other non-cancelable commitments as follows:

         Fiscal 1999.............................................................................      $10,371
         Fiscal 2000.............................................................................        8,240
         Fiscal 2001.............................................................................        6,783
         Fiscal 2002.............................................................................        3,076
         Fiscal 2003 and thereafter..............................................................        2,863
                                                                                                       -------
                Total............................................................................      $31,333
                                                                                                       =======

     The Company has MMDS license fees and programming license fees payable annually as follows:

         Fiscal 1999.............................................................................       $2,212
         Fiscal 2000.............................................................................        1,686
         Fiscal 2001.............................................................................        1,444
         Fiscal 2002.............................................................................          153
         Fiscal 2003 and thereafter..............................................................           --
                                                                                                        ------
                Total............................................................................       $5,495
                                                                                                        ======

     As of December 31, 1997, Saturn had contractual arrangements with certain vendors committing it to make capital expenditures of $2,613, primarily relating to network distribution equipment. The majority of this amount will be vendor financed.

     UPC has guaranteed debt of its affiliate, Princes Holdings, totaling $3,050 as of December 31, 1997.

     Austar Satellite has a five-year agreement with Optus Networks Pty Limited ("Optus Networks") to lease a 54 MHz transponder, including the eight-channel programming package which is the most widely-distributed programming package in Australia (the "Core Package"). Pursuant to the agreement, which commenced September 1, 1997, Austar Satellite will pay approximately $393 per month in satellite service fees to Optus Networks. Satellite fees payable annually are approximately as follows:

         Fiscal 1999.............................................................................      $ 4,716
         Fiscal 2000.............................................................................        4,716
         Fiscal 2001.............................................................................        4,716
         Fiscal 2002.............................................................................        4,716
         Fiscal 2003.............................................................................        3,144
                                                                                                       -------
                Total............................................................................      $22,008
                                                                                                       =======

     UIH and certain of its employees serving as senior management in the Company's operating companies are parties to employment agreements, typically with terms of three to five years. The agreements generally provide for a specified base salary as well as a bonus set at a specified percentage of the base salary. The bonus is based on the performance of the respective company and the employee. The agreements often provide for the grant of an incentive interest equal to a percentage of the residual equity value of the respective company, which is typically defined as the fair market value of the business less net liabilities and a reasonable return on shareholders' investment. The Company has recorded a liability for the estimated amount of the bonus earned during the years ended February 28, 1998 and 1997. The employment agreements generally also provide for cost of living differentials, relocation and moving expenses, automobile allowances and income tax equalization payments, if necessary, to keep the employee's tax liability the same as it would be in the United States.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  CONTINGENCIES

     The Company is not a party to any material legal proceedings other than as described below, nor is it currently aware of any other threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

     In April 1997, following a trial in the United States District Court for the District of Colorado, the Company obtained a jury verdict against The Wharf (Holdings) Limited ("Wharf Holdings"), its wholly-owned subsidiary, Wharf Communications Investments Limited and Wharf Holdings' deputy chairman, Stephen Ng, on claims of securities fraud, fraud, breach of fiduciary duty, breach of contract and negligent misrepresentation, and was awarded $67,000 in compensatory damages and $58,500 in exemplary damages. In May 1997, the Court awarded prejudgment interest of $28,200, and entered judgment on the verdicts. In October 1997, the Court denied the defendants' motion for a reduction in the amount of damages, for a new trial, and/or for a judgment as a matter of law. On November 4, 1997, the defendants appealed the judgment to the United States Court of Appeals for the Tenth Circuit. On December 31, 1997, Wharf Holdings filed a separate appeal to the Tenth Circuit related to the contempt sanctions that the District Court imposed as a result of Wharf Holdings' refusal to turn over certain assets in satisfaction of the judgment. On January 29, 1998, Wharf Holdings posted a $173,500 supersedeas bond to secure the judgment entered in favor of the Company. Although the Company intends to vigorously defend the appeals, there can be no assurance that the judgment will be affirmed or that the damages will be collected.

13.  INCOME TAXES

     In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for foreign income taxes paid or accrued. Because the Company must calculate its foreign tax credit separately for dividends received from each foreign corporation in which the Company owns 10% to 50% of the voting stock, and because of certain other limitations, the Company's ability to claim a foreign tax credit may be limited, particularly with respect to dividends paid out of earnings subject to a high rate of foreign income tax. Generally, the Company's ability to claim a foreign tax credit is limited to the amount of U.S. taxes the Company pays with respect to its foreign source income. In calculating its foreign source income, the Company is required to allocate interest expense and overhead incurred in the United States between its United States and foreign activities. Accordingly, to the extent United States borrowings are used to finance equity contributions to its foreign subsidiaries, the Company's ability to claim a foreign tax credit may be significantly reduced. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings. The Company has an ownership interest in Telefenua and Cable Star which are located in Tahiti and Peru, with which the United States does not have income tax treaties. As a result, the Company may be subject to increased withholding taxes on dividend distributions and other payments from those entities and also may be subject to double taxation with respect to income generated by those entities.

     The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to accounting for equity in income (losses) of affiliated companies, the non-consolidation of its consolidated foreign subsidiaries for United States tax purposes and the current non-deductibility of interest expense on UIH A/P's senior notes. Since the Company holds the majority of its foreign investments through affiliates which hold investments accounted for under the equity method in foreign corporations, taxable income (loss) generated by these affiliated companies does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $141,000 and $98,000 at February 28, 1998 and 1997, respectively) in investments in affiliated companies, which in turn have investments in foreign corporations.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company's United States tax net operating losses, totaling approximately $177,000 at February 28, 1998, expire beginning in 2004 through 2013. February 28, 1998 amounts include deferred tax assets and liabilities acquired in connection with the UPC Transaction. The significant components of the net deferred tax asset are as follows:

                                                                                                  As of
                                                                                               February 28,
                                                                                        -------------------------
                                                                                          1998              1997
                                                                                        -------           -------
     Deferred Tax Assets:
     -------------------
         Tax net operating loss carryforward of consolidated foreign
           subsidiaries(1)......................................................       $144,356           $25,539
         Company's U.S. tax net operating loss carryforward.....................         67,141            29,693
         Accrued interest expense on the UIH A/P Notes..........................         18,856             7,826
         Acquisition, transaction and development costs.........................             --             2,131
         Investment valuation allowance and other...............................          3,302             3,662
         Basis difference in marketable equity securities.......................          3,192             2,367
         Deferred compensation and severance....................................          1,260             1,548
         Other..................................................................            149               271
                                                                                       --------           -------
                Total deferred tax assets.......................................        238,256            73,037
         Valuation allowance....................................................       (231,710)          (72,977)
                                                                                       --------           -------
                Deferred tax assets, net of valuation allowance.................          6,546                60

     Deferred Tax Liabilities:
     ------------------------
         Intangible assets......................................................        (23,800)               --
         Property, plant and equipment, net.....................................         (5,046)               --
         Other..................................................................            268               (60)
                                                                                       --------           -------
                Total deferred tax liabilities..................................        (28,578)              (60)
                                                                                       --------           -------
                Deferred tax liabilities, net...................................       $(22,032)          $    --
                                                                                       ========           =======

 (1) For Australian income tax purposes, the net operating loss carryforward may be limited in the event of a change in the business.

     Of the Company's consolidated net loss before extraordinary charge, $127,599 is derived from the Company's foreign operations. The difference between income tax expense provided in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

                                                                                         For the Years Ended
                                                                           ----------------------------------------------
                                                                           February 28,      February 28,    February 29,
                                                                               1998              1997            1996
                                                                           ------------      ------------    ------------
     Expected income tax benefit at the U.S. statutory rate of 35%          $(92,204)         $(48,589)        $(31,959)
     Tax effect of permanent and other differences:
       Change in valuation allowance..............................            67,565            33,472           16,179
       Book/tax basis differences associated with foreign
         investments..............................................            28,344            18,554           18,968
       State tax, net of federal benefit..........................            (7,903)           (5,553)          (3,652)
       International rate differences.............................              (515)             (181)              --
       Non-deductible interest accretion on the UIH A/P Notes.....             2,145               973               --
       Amortization of licenses...................................             1,312               625              214
       Non-deductible expenses and other..........................             1,256               699              250
                                                                            --------          --------         --------
              Total income tax benefit............................          $     --          $     --         $     --
                                                                            ========          ========         ========

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Segment Information

     The Company's reportable segments are the various geographic regions in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are managed separately because each geographic region presents different marketing strategies and technology issues as well as distinct economic climates and regulatory constraints. The Company has selected the following reportable segments: Europe, UAP, UIH LA and Corporate and Other, including various holding companies and consolidating eliminations.

     The Company's segment information is as follows:

                                                                        As of and for the Year Ended
                                                                              February 28, 1998
                                                    ----------------------------------------------------------------------
                                                                                                Corporate
                                                      Europe            UAP        UIH LA       and Other         Total
                                                    ---------       ----------    ---------     ----------     -----------
Service and other revenue .......................   $  9,996        $  68,961     $ 19,090      $    --        $   98,047
Management fee income from related parties ......   $     --        $      --     $    154      $     421      $      575
System operating expense ........................   $ (6,133)       $ (50,006)    $ (9,208)     $    (284)     $  (65,631)
Selling, general and administrative expense .....   $(13,067)       $ (56,917)    $(18,314)     $  (3,058)     $  (91,356)
Depreciation and amortization ...................   $ (6,343)       $ (80,802)    $ (3,503)     $  (1,008)     $  (91,656)
Equity in losses of affiliated companies, net ...   $(49,898)       $  (3,285)    $(16,203)     $     741      $  (68,645)
Gain on sale of investments in affiliated
   companies ....................................   $     --        $      --     $ 90,020      $    --        $   90,020
Interest income, including related party income .   $      6        $   1,725     $  1,341      $   4,734      $    7,806
Interest expense, including related party expense   $ (2,045)       $ (44,016)    $(16,563)     $ (61,664)     $ (124,288)
Extraordinary charge for early retirement of debt   $     --        $     --      $   --        $ (79,091)     $  (79,091)
Net (loss) income ...............................   $(60,016)       $(170,735)    $ 19,404      $(131,185)     $ (342,532)
Cash and cash equivalents .......................   $ 49,576        $  12,355     $  5,227      $ 236,283      $  303,441
Investments in and advances to affiliated
   companies, accounted for under the equity
   method, net ..................................   $167,750        $  14,556     $120,334      $  15,797      $  318,437
Property, plant and equipment, net ..............   $240,090        $ 183,101     $  6,541      $  11,003      $  440,735
Total assets ....................................   $951,498        $ 294,545     $147,267      $ 286,525      $1,679,835

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                            As of and for the Year Ended
                                                                                  February 28, 1997
                                                        ----------------------------------------------------------------------
                                                                                                    Corporate
                                                          Europe            UAP        UIH LA       and Other         Total
                                                        ---------       ----------    ---------     ----------     -----------
Service and other revenue.............................  $     --        $ 24,977      $  5,267      $     --       $  30,244
Management fee income from related parties............  $     --        $     35      $    527      $    749       $   1,311
System operating expense..............................  $ (1,160)       $(22,357)     $ (2,578)     $   (156)      $ (26,251)
Selling, general and administrative expense...........  $ (6,733)       $(36,877)     $ (6,533)     $ (3,877)      $ (54,020)
Depreciation and amortization.........................  $    (80)       $(36,269)     $ (1,789)     $   (823)      $ (38,961)
Equity in losses of affiliated companies, net.........  $(31,629)       $ (5,665)     $ (8,794)     $ (1,487)      $ (47,575)
Gain on sale of investments in affiliated
   companies..........................................  $     --        $     --      $ 65,249      $     --       $  65,249
Interest income, including related party income.......  $     --        $  4,635      $  1,940      $  6,754       $  13,329
Interest expense, including related party expense.....  $     --        $(20,756)     $ (2,953)     $(55,950)      $ (79,659)
Net (loss) income.....................................  $(32,606)       $(88,549)     $ 29,315      $(46,985)      $(138,825)
Cash and cash equivalents.............................  $    585        $ 19,259      $  1,024      $ 47,916       $  68,784
Investments in and advances to affiliated
   companies, accounted for under the equity
   method, net........................................  $ 99,174        $ 15,594      $117,501      $ 20,839       $ 253,108
Property, plant and equipment, net....................  $    759        $193,170      $ 13,718      $ 11,695       $ 219,342
Total assets..........................................  $102,004        $338,761      $206,941      $172,230       $ 819,936

                                                                                 For the Year Ended
                                                                                 February 29, 1996
                                                        ----------------------------------------------------------------------
                                                                                                    Corporate
                                                          UIHE              UAP        UIH LA       and Other         Total
                                                        ---------       ----------    ---------     ----------     -----------
Service and other revenue............................   $     --        $  1,883      $     --      $    480       $  2,363
Management fee income from related parties...........   $    658        $     20      $     --      $   (171)      $    507
System operating expense.............................   $   (574)       $ (3,145)     $     --      $   (505)      $ (4,224)
Selling, general and administrative expense..........   $ (3,739)       $ (5,356)     $ (3,255)     $(10,133)      $(22,483)
Depreciation and amortization........................   $   (407)       $ (1,003)     $     (4)     $   (917)      $ (2,331)
Equity in losses of affiliated companies, net........   $(19,348)       $(16,498)     $(10,354)     $ (2,435)      $(48,635)
Gain on sale of investments in affiliated
   companies.........................................   $     --        $  4,132      $ 11,881      $     --       $ 16,013
Interest income, including related party income......   $     --        $    298      $    455      $  7,664       $  8,417
Interest expense, including related party expense....   $     --        $    (30)     $   (793)     $(35,222)      $(36,045)
Net loss.............................................   $(19,760)       $(19,060)     $ (4,865)     $(47,626)      $(91,311)

15.  SUBSEQUENT EVENTS

COMBIVISIE AND CNBH

     Effective January 1, 1998, UPC acquired certain assets, including the cable systems of Combivisie for $89,486. Combivisie administered the cable television systems on behalf of 18 municipalities in the region surrounding KTE. The purchase was funded with a NLG60,000 ($29,703) draw on UPC's Tranche A Facility and NLG120,762 ($59,783) from a credit facility from a bank. Subsequent to the transaction, the assets and liabilities of both KTE and Combivisie were merged, forming The Cable Network Brabant Holding BV ("CNBH").

     On February 20, 1998,  CNBH secured a NLG250,000  ($123,762 at December 31,
1997) nine-year term facility (the "CNBH Facility"). The CNBH Facility bears interest at the applicable AIBOR plus a margin ranging from 0.60% to 1.60% per annum, and is secured by, among other things, an encumbrance over CNBH's assets and a pledge by Cable Network Netherlands Holding of its shares of CNBH. The

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facility was used to refinance the existing KTE facility, to complete the Combivisie acquisition and for the development and exploitation of enhanced cable TV services, data services and telephony services.

SKT SPOL. S.R.O. ("SKT")

     On February 25, 1998, UPC signed a letter of intent with Siemens to acquire their 95.63% interest in SKT for $51,000 (NLG103,000). SKT is a cable television company in the Slovak Republic. Closing is expected to occur during the third quarter of Fiscal 1999.

UIH LOANS

     On March 16, 1998, Belmarken executed a $100,000 (U.S. dollar-denominated) promissory note with UIH. The note bears interest at 10.75% per annum on the outstanding balance and is due on demand. The note is convertible into UPC stock at fair market value at the election of UIH. Payments under the note are subordinate to UPC's Tranche B Facility. On March 23, 1998, UPC borrowed $63,000 under the note to reduce UPC's Tranche B Facility.

     On March 25, 1998, UIH LA executed a $50,000 promissory note with UIH. The note bears interest at 10.75% per annum on the outstanding balance and is due on demand. The note is convertible into shares of common stock of UIH LA at $8.48 per share and is subordinate to the UIH LA Revolving Credit Facility. As of March 31, 1998, UIH LA had borrowed $31,721 under the note, the proceeds of which were used to reduce the UIH LA Revolving Credit Facility by $25,000 and for general corporate use.

SUBSIDIARY STOCK OPTION PLANS

     In March 1998, UAP's Board of Directors approved a stock option plan (the "UAP Plan") which permits the grant of phantom stock options or the grant of stock options to purchase up to 1,600,000 shares of UAP's Class A Common Stock. The options vest in equal monthly increments over the four-year period following the date of grant. Concurrent with approval of the UAP Plan, UAP's Board granted a total of 918,500 phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of UAP stock and the option base price of $10 per share. Vesting of these phantom stock options was retroactive to June 6, 1997.

     In April 1998, UIH LA's Board of Directors approved a stock option plan (the "UIH LA Plan") which permits the grant of phantom stock options or the grant of stock options to purchase up to 1,631,000 shares of UIH LA's Class A Common Stock. The options vest in equal monthly increments over the four-year period following the date of grant. Concurrent with approval of the UIH LA Plan, UIH LA's Board granted a total of 1,475,500 phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of UIH LA stock and the option base prices in the range of $4.26-$6.76 per share. Vesting of these phantom stock options was retroactive to June 6, 1997.

UNITED TELEKABEL HOLDING N.V. ("UTH")

     On April 2, 1998, UPC and N.V. NUON Energie-Onderneming voor Gelderland ("NUON"), a Netherlands energy company, signed a definitive agreement to merge all of their Netherlands broadband cable television and telecommunication companies and activities into a newly-formed company, UTH. UPC will contribute its wholly-owned interest in CNBH, its 50% ownership interest in A2000 and its wholly-owned interest in Kabeltelevisie Son en Breugel B.V. for a 51% interest in UTH. NUON will contribute its ownership interests in N.V. Telekabel Beheer for a 49% interest in UTH. Closing of the transaction is subject to certain conditions precedent including third party consents and shareholder approval. Upon closing, a correction payment will be made by either UPC or NUON to balance the ownership interests based upon agreed valuation methodology. Further, both parties will be committed to minimum funding levels or become subject to future dilution. The closing agreements provide UPC with a call option to acquire 50% of NUON's ownership in UTH and provide NUON with a put option to sell 50% of its ownership interests in UTH. The call and put options are in effect for a two-year period starting one year after the closing of the transaction expected to occur before July 1, 1998. The put\call price will be fixed as of closing.

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

KABELKOM

     On April 1, 1998, UPC and TWE signed a memorandum of understanding ("MOU") for the purpose of restructuring the assets of Kabelkom. Under the terms of the MOU, UPC will acquire TWE's 50% ownership interest in Kabelkom's Hungarian cable television systems and TWE and other partners will acquire UPC's 50% ownership interest in Kabelkom's Hungarian programming business. In addition, the MOU provides for the sale of UPC's ownership interest in TV Max, a Czech Republic programming business, to TWE. The MOU requires UPC to make a net payment to TWE of $9,500 upon closing which is expected to occur in the second quarter of fiscal year 1999.

TVSB

     On April 15, 1998, the Company exercised its option to purchase an additional 55% interest in TVSB for approximately $12,000. The purchase price will be payable 50% upon approval by the Brazilian National Telecommunications Agency ("ANATEL"), which is expected prior to August 15, 1998, and 50% within one year of the date ANATEL approval is received.

UNITED INTERNATIONAL INVESTMENTS

     In April and May, 1998, UPC signed MOUs with TINTA, its 50% partner in UII, to acquire TINTA's interests related to Tevel and Melita, and to sell UPC's interest in Princes Holdings to TINTA, for a net payment to TINTA of approximately $71,000. The MOUs are contingent upon several factors, including the completion of financing satisfactory to UIH, the consent of certain third parties and regulatory bodies, and the signing of definitive documentation.

AUSTRALIS

     In May 1998, Australis Media Limited ("Australis"), a major supplier of programming to Austar, was placed into receivership in Australia. As a result of the receivership and of the subsequent termination of various agreements on May 20, 21 and 22, 1998, Australis ceased to be a provider of programming and signal to Austar.

     On May 19, 1998, Austar entered into a 50/50 joint venture with Optus Vision Pty Limited ("Optus") for the ownership and operation of a satellite distribution platform. As of May 21, 1998, this platform was fully operational. In addition, Austar has signed agreements with Foxtel Management Pty Limited ("Foxtel") under which it will be provided with several channels currently carried by Austar, including the Core Package. These developments have caused only minor disruptions and changes in service to Austar's existing customer base.

     Also as of May 19, 1998, Austar was granted additional programming rights by Optus which would permit the carriage of certain channels of programming not previously available to Austar. The specific packages of service to be offered by Austar pursuant to these arrangements has not yet been concluded.

     Under the terms of the Austar Bank Facility, the termination of Austar's franchise agreements with Australis is an event of default if (i) the termination is initiated by Austar, (ii) the termination is not rectified within seven days and (iii) the termination would likely have a material adverse effect on Austar. Austar received the advance consent of the lenders under the Austar Bank Facility to terminate its franchise agreement with Australis, and such banks have not given notice that a termination would constitute a material adverse effect. Austar believes that, based upon its successful migration to the signal platform and programming agreements described above, there will be no such material adverse effect.

PROGRAMMING VENTURE:  UFC

         In 1997, UIH LA and International Family Entertainment ("IFE") created UFC which was owned 50% by UIH LA and 50% by IFE. In July 1997, UFC launched two channels of Spanish and Portuguese language family-oriented programming distributed via satellite throughout Latin America. In September 1997, Fox Kids International acquired IFE and UIH LA funded 100% of the cash requirements of UFC until May 1998. In May 1998, UIH LA acquired the 50% ownership interest from

                     UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     IFE and then entered into a joint venture with a division of Metro-Goldwyn-Mayer, Inc. ("MGM") to form MGM Networks Latin America LLC ("MGM Networks LA"). Under the terms of the joint venture, UIH LA contributed its 100% interest in UFC for a 50% interest in MGM Networks LA, and MGM acquired a 50% interest in MGM Networks LA by contributing its Brazil channel (MGM Gold Brazil) and committing to fund the first $9,900 ($6,700 of which was funded at closing) required by MGM Networks LA. MGM Networks LA has also entered into a trademark license agreement with MGM for the use of the MGM brand name and also into a program license agreement to acquire programming from MGM.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The directors and executive officers of the Company and their ages and positions with the Company are set forth below:

Name                      Age        Position
----                      ---        --------
Gene W. Schneider         71         Chairman of the Board, President and Chief Executive Officer
Mark L. Schneider         42         Executive Vice President and Director of the Company,
                                     President and Chief Executive Officer of
                                       UPC  and  of  UIH  Europe/Middle  East
                                       Communications, Inc.
J. Timothy Bryan          37         Chief Financial Officer, Treasurer and Assistant Secretary
Michael T. Fries          35         Senior Vice President of the Company,
                                     President and Chief Executive Officer of UAP
Nimrod J. Kovacs          48         Senior Vice President of the Company,
                                     President of UIH Programming, Inc.
David J. Leonard          45         Senior Vice President of the Company,
                                     President and Chief Executive Officer of UIH LA
Albert M. Carollo         84         Director
John P. Cole, Jr.         68         Director
Lawrence F. DeGeorge      53         Director
Lawrence J. DeGeorge      82         Director
Antony P. Ressler         37         Director
John F. Riordan           55         Director of the Company and
                                     Executive Vice President and Managing Director of Advanced
                                       Telecommunications of UPC
Curtis W. Rochelle        82         Director
Bruce H. Spector          55         Director

     The number of members of the Company's Board of Directors is currently fixed at ten. The Company's Restated Certificate of Incorporation provides for a classified Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. For purposes of determining their terms, directors are divided into three classes.
The Class I directors, whose terms expire at the 2000 annual stockholders' meeting, include Messrs. Carollo, Lawrence J. DeGeorge, Ressler and Mark L. Schneider. The Class II directors, whose terms expire at the 1998 annual stockholders' meeting, include Messrs. Lawrence F. DeGeorge and Spector. The Class III directors, whose terms expire at the 1999 annual stockholders' meeting, include Messrs. Rochelle and Gene W. Schneider. Each director elected at each such meeting will serve for a term ending on the date of the third annual stockholders' meeting after his election or until his earlier death, resignation or removal. In March 1998, the Board of Directors appointed Mr. Riordan to serve as a Class II director and Mr. Cole to serve as a Class III director until the 1998 annual shareholders' meeting.

     The Company, Apollo Cable Partners L.P. ("Apollo") and certain stockholders of the Company (the "Founders") have entered into a stockholders' agreement that, among other things, entitles Apollo to nominate three directors and the Founders to nominate nine directors. Apollo and the Founders are obligated to vote to elect as directors those persons so nominated. The number of persons Apollo and the Founders are entitled to nominate for election as directors is subject to reduction for each group if the percentage of the Company's voting securities beneficially owned by it is reduced below certain levels determined without regard to shares issued after the closing of Apollo's investment in the Company. These director nomination rights expire on April 12, 2003, unless earlier terminated by agreement of Apollo and the Founders. Messrs. Ressler and Spector were nominated by Apollo, and the eight other directors were nominated by the Founders. Apollo and the Founders each have the right to nominate one additional director. See "Certain Relationships and Related Transactions-The Apollo Transaction."

     The Board of Directors has established an Audit Committee, composed of three independent directors who are not affiliates or present or former employees of the Company, and a Compensation Committee, composed of the seven members of the Board who are not employees of the Company. The Audit Committee is currently comprised of Messrs. Carollo, Cole and Lawrence J. DeGeorge and the Compensation Committee is currently comprised of Messrs. Carollo, Cole, Lawrence
F. DeGeorge, Lawrence J. DeGeorge, Ressler, Rochelle and Spector.

     GENE W. SCHNEIDER, 71, has served as Chairman of the Board of Directors of the Company since its inception in May 1989 and was a director of United International Holdings, a Colorado general partnership (the "Partnership") from September 1989 until its dissolution in December 1993. On October 1, 1995, Mr. Schneider became the Company's President and Chief Executive Officer. From May 1989 until November 1991, Mr. Schneider was Chairman of United Artists Entertainment Company ("United Artists"), the third-largest cable television company, and the largest theater owner, in the world. He was a founder of United Cable Television Corporation ("United Cable") in the early 1950s and, as its Chairman and Chief Executive Officer, built United Cable into the eighth-largest multiple system operator prior to merging with United Artists. He has been active in cable television affairs and has served on numerous National Cable Television Association ("NCTA") committees and special projects since NCTA's inception in the early 1950s. He also has served on the boards of directors of several other companies, including Turner Broadcasting Corporation. He currently serves on the Supervisory Board of UPC.

     MARK L. SCHNEIDER, 42, has been a director of the Company since April 1993. Mr. Schneider has been Executive Vice President of the Company and President and Chief Executive Officer of UIH Europe/Middle East Communications, Inc. since December 1996. In April 1997, Mr. Schneider also became President and Chief Executive Officer of UPC. From May 1996 to December 1996, Mr. Schneider was Chief of Strategic Planning and Operational Oversight of the Company. He served as President of the Company from July 1992 until March 1995 and was Senior Vice President of the Company from May 1989 until July 1992. During these periods, Mr. Schneider was responsible for international multi-channel television system and programming activities. Prior to joining the Company, he served as Vice President of Corporate Development at United Cable from March 1987 until May 1989. In that position, he was responsible for United Cable's acquisition and development of international cable television systems and other businesses.

     J. TIMOTHY BRYAN, 37, has been the Chief Financial Officer, Treasurer and Assistant Secretary of the Company and a Director of both UIH A/P and UAP since January 1997. Prior to joining the Company in December 1996, Mr. Bryan served as Vice President of Finance and Treasurer of Jones Financial Group, Inc., an affiliate of Jones International Limited and Jones Intercable, Inc. from 1993 to January 1996, and as Treasurer of Jones Intercable, Inc. from 1990 to 1993. From 1988 through 1990, he served in the Communications Division of the Corporate Banking Department of NationsBank of North Carolina and from 1983 to 1988, worked at Mellon Bank Corporation in the Corporate and International Banking Departments. Mr. Bryan also serves on the Supervisory Board of UPC.

     MICHAEL T. FRIES, 35, has served as President of UAP since June 1995, where he is responsible for all operating and development activities and all other business in the Asia/Pacific region. He has also served as Chief Executive Officer of UAP since December 1996. Prior to becoming President of UAP, Mr. Fries served as Senior Vice President, Development in which capacity he was responsible for managing the Company's acquisitions and new business development activities since March 1990, including the Company's expansion into the Asia/Pacific markets. In this capacity, he established and implemented development strategies for the Company, managed the identification and evaluation of investment opportunities and negotiated and finalized transactions. He retains the position of Senior Vice President of the Company. From 1985 to 1990, Mr. Fries was employed by PaineWebber Incorporated (New
York), where he spent approximately one year in the firm's venture capital group and four years in the investment banking division, specializing in domestic and international transactions for companies in the media and telecommunications industry.

     NIMROD J. KOVACS, 48, was appointed President of UIH Programming, Inc. in December 1996. Prior to that, Mr. Kovacs served as President, Eastern Europe Electronic Distribution & Global Programming Group since January 1996. From March 1991 until December 1995, he served as Senior Vice President Central/Eastern Europe and was responsible for development and management of the Company's investments in Hungary and the Czech Republic and the development opportunities in Romania and Bulgaria. From October 1989 until joining the Company, Mr. Kovacs was the president of NJK International, a multi-channel television consulting firm.

     DAVID J. LEONARD, 45, became President of UIH LA in June 1995 and Senior Vice President of the Company and Chief Executive Officer of UIH LA in December 1996. Mr. Leonard is responsible for the organization and management of the Company's operating and development activities in Latin America. Prior to becoming President of UIH LA, Mr. Leonard was Regional Vice President, Latin America. Prior to that, from 1990 to 1992, Mr. Leonard was the Managing Director for the Company's cable project in Sweden, where he had full responsibility for development and operations.

     ALBERT M. CAROLLO, 84, has been a director of the Company since April 1993 and was a director of the Partnership from December 1990 until its dissolution in December 1993. He served as a director of United Artists from December 1988 to November 1991 and has been President of Sweetwater Television Company since 1955. Mr. Carollo was a director of United Cable from 1974 until 1989.

     JOHN P. COLE JR., 68, has been a director of the Company since March 1998. Mr. Cole has practiced law in Washington, D.C. for the past 42 years and has been counsel over the years in many landmark proceedings before the Federal Communications Commission, reflecting the development of the cable industry. In addition, Mr. Cole is the author of numerous articles on cable regulatory issues. In 1966, he founded the law firm of Cole, Raywid & Braverman, a nationally-recognized  firm  of  30  lawyers  specializing  in  all  aspects  of communications and media law. Mr. Cole is also a director of Century Communications Corporation.

     LAWRENCE F. DEGEORGE, 53, has been a director of the Company since June 1997. Since 1991, he has directed venture capital investment in telecommunications and biotechnology as Chief Executive Officer of LPL Group, Inc., LPL Investment Group, Inc., LPL Management Group, Inc. and DeGeorge Holding Ltd. He served as President of Amphenol Corporation ("Amphenol"), a major international manufacturer of electrical, electronic and fiber-optic connectors, cable and cable assemblies, from May 1989 to January 1991 and as Executive Vice President and Chief Financial Officer from September 1986 to May 1989. He was also Director of Amphenol from June 1987 until January 1991.

     LAWRENCE J. DEGEORGE, 82, has been a director of the Company since April 1993 and was a director of the Partnership from September 1989 until its dissolution in December 1993. He was also Chairman of the Board and Chief Executive Officer of Amphenol from May 1987 until its sale in May 1997. From 1985 until the sale of Amphenol, Mr. DeGeorge has been the Chief Executive Officer of Amphenol's subsidiary, Times Fiber Communications, Inc., a major U.S. manufacturer of coaxial cable for the cable television industry.

     ANTONY P. RESSLER, 37, has been a director of the Company since October 1993. Since its inception in 1990, Mr. Ressler has been a partner of Apollo Advisors, L.P. ("Apollo Advisors") and Lion Advisors, L.P., which through several funds represent institutional investors with respect to corporate acquisitions and securities investments. From 1988 to 1990, he was a Senior Vice President in the High Yield Bond Department of Drexel Burnham Lambert Incorporated, a firm he joined in 1985. Mr. Ressler is also a director of Allied Waste, Vail Resorts, Inc., Dominick's Supermarkets, Inc., Family Restaurants, Inc. and Packaging Resources, Inc.

     JOHN F. RIORDAN, 55, has been a director of the Company since March 1998 and in November 1997 was appointed Executive Vice President of UPC and Managing Director of Advanced Telecommunications and Development at UPC. Mr. Riordan is also the Chairman of the Board and Chief Executive Officer of Princes Holdings, the multi-channel television operating company in Ireland in which UPC holds a 20% interest. Prior to his involvement with UIH, Mr. Riordan managed the Riordan Group, a company he founded in the mid-1980s that has made several acquisitions in the specialist tile manufacturing businesses. Mr. Riordan was also Chairman of Board of the Riordan Group.

     CURTIS W. ROCHELLE, 82, has been a director of the Company since April 1993 and was a director of the Partnership from September 1989 until its dissolution in December 1993. He is a rancher in Rawlins, Wyoming, and the owner of Rochelle Livestock. Mr. Rochelle also is a director and Vice President of Lander Energy Company, a real estate developer in Fort Collins, Colorado, and was a director of United Artists from December 1988 to November 1991. Mr. Rochelle also was a director of United Cable from 1974 to 1989.

     BRUCE H. SPECTOR, 55, has been a director of the Company since October 1993. In 1995, Mr. Spector became a partner of Apollo Advisors, which through several funds represents institutional investors with respect to corporate acquisitions and securities investments. From October 1992 through 1994, Mr. Spector served as a consultant to Apollo Advisors. Prior to joining Apollo Advisors, Mr. Spector was a senior member of the Los Angeles law firm of Stutman, Treister & Glatt Professional Corporation for nearly 25 years. Mr. Spector is also a director of Vail Resorts, Inc., Telemundo Group, Inc., Metropolis Realty Trust, Inc. and Next Health, Inc.

     Gene W. Schneider and Mark L. Schneider are father and son, and Lawrence J. DeGeorge and Lawrence F. DeGeorge are father and son. No other family relationships exist between any other executive officers or directors of the Company.

OTHER MANAGEMENT

     ELLEN P. SPANGLER, 49, was named Senior Vice President of Business and Legal Affairs and Secretary of the Company in December 1996. Ms. Spangler is responsible for the legal operations of the Company. Prior to assuming her current positions, she was a Vice President of the Company and her responsibilities included business and legal affairs, programming and assisting on development projects. Prior to joining the Company in January 1991, she served as Director of Business Affairs, Programming at Tele-Communications, Inc. ("TCI") from 1987 to 1991 and as Acquisitions Counsel at TCI from 1984 to 1987.

     CHRISTOPHER BARNHOUSE, 40, became the Senior Vice President of Technology and Engineering for the Company in September 1996. Prior to joining the Company, he was employed as the Vice President of Technology of Time Warner from 1993 to 1996 and as a general manager at US WEST Cable from 1987 to 1993. Mr. Barnhouse is responsible for all cable and telephone technology and engineering for the Company.

    VALERIE L. COVER, 41, has served as the Controller for the Company since October 1990 and as a Vice President of the Company since December 1996. Ms. Cover is responsible for the accounting and financial reporting functions of the Company. Prior to joining the Company, she was the Director of Corporate Accounting at United Artists from May 1989 until October 1990 and Manager of Financial Reporting at United Cable from June 1986 until May 1989.

     In May 1996, the Company established an Investment Committee that reviews the various development opportunities and operations of the Company. The Investment Committee is comprised of Messrs. Gene W. Schneider, Barnhouse, Bryan, Fries, Leonard, Kovacs, Mark L. Schneider and Ms. Spangler.

     During the past five years, none of the above named persons have had any involvement in such legal proceedings as would be material to an evaluation of ability or integrity.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth the aggregate annual compensation for the Company's chief executive officer and four other most highly compensated executive officers for services rendered during Fiscal 1998, 1997 and 1996.

                                             Summary Compensation Table
                                                                                          Long-Term
                                                                                         Compensation
                                                      Annual Compensation                   Awards
                                             ---------------------------------------    --------------
                                                                            Other        Securities
                                   Fiscal                                  Annual        Underlying         All Other
Name and Principal Position         Year      Salary         Bonus      Compensation    Options (#)(1)    Compensation
---------------------------        ------    --------     ------------  ------------    --------------    ------------
Gene W. Schneider                   1998     $382,981     $       --       $    --              --          $5,599(2)
   Chairman of the Board,           1997     $352,212     $       --       $    --         100,000          $5,529(2)
     President and Chief            1996     $332,539     $       --       $    --          40,000          $5,411(2)
     Executive Officer

David J. Leonard                    1998     $244,808     $  500,000(3)    $    --          20,000          $8,712(4)
   President and Chief              1997     $219,038     $       --       $    --          40,000          $5,153(4)
     Executive Officer, UIH LA      1996     $201,539     $       --       $    --          25,000          $5,139(4)


Mark L. Schneider                   1998     $318,750     $       --       $60,000(5)           --          $  486(6)
   President and Chief Executive    1997     $300,000     $       --       $    --          60,000          $  486(6)
     Officer, UPC                   1996     $301,414     $       --       $    --          36,000          $1,780(6)

Michael T. Fries                    1998     $254,269     $       --       $25,000(5)           --          $5,627(7)
   President and Chief              1997     $233,962     $       --       $    --          10,000          $5,533(7)
     Executive Officer, UAP         1996     $221,692     $       --       $    --          35,000          $5,498(7)

Nimrod J. Kovacs                    1998     $248,981     $       --       $    --              --          $5,499(9)
   President, UIH                   1997     $239,442     $1,698,747(8)    $    --          55,000          $5,467(9)
     Programming, Inc.              1996     $236,808     $       --       $    --          10,000          $5,400(9)


(1) Amounts represent the number of options with respect to shares of the Company's Class A Common Stock granted to such executive officers of the Company under the Employee Plan.
(2) Amounts consist of matching employer contributions made by the Company under the Company's employee 401(k) plan of $4,951, $4,833 and $4,691 for Fiscal 1998, 1997 and 1996, respectively, with the remainder consisting of term life insurance premiums paid by the Company for Mr. Schneider's benefit.

(3) Mr. Leonard received accelerated vesting and payment for phantom options under the UIH LA stock option plan in connection with the sale of the Company's Argentine assets.
(4) Amounts consist of matching employer contributions made by the Company under the Company's employee 401(k) plan of $8,064, $4,457 and $4,419 for Fiscal 1998, 1997 and 1996, respectively, with the remainder consisting of term life insurance premiums paid by the Company for Mr. Leonard's benefit.
(5)  Amounts represent additional compensation relating to foreign assignments.
(6) Amounts consist of matching employer contributions made by the Company under the Company's employee 401(k) plan of $0, $0 and $1,294 for Fiscal 1998, 1997 and 1996, respectively, with the remainder consisting of term life insurance premiums paid by the Company for Mr. Schneider's benefit.
(7) Amounts consist of matching employer contributions made by the Company under the Company's employee 401(k) plan of $4,979, $4,837 and $4,778 for Fiscal 1998, 1997 and 1996, respectively, with the remainder consisting of term life insurance premiums paid by the Company for Mr. Fries' benefit.
(8) Mr. Kovacs received this bonus from Kabelkom, a Hungarian company in which the Company owned an approximate 23.5% proportionate interest at February 28, 1997. Mr. Kovacs currently serves as a director of Kabelkom.
(9) Amounts consist of matching employer contributions made by the Company under the Company's employee 401(k) plan of $4,851, $4,771 and $4,680 for Fiscal 1998, 1997 and 1996, respectively, with the remainder consisting of term life insurance premiums paid by the Company for Mr. Kovacs' benefit.

     The following table sets forth information concerning options which were granted by the Company to the officers named in the Summary Compensation Table above during Fiscal 1998.

                                         Option Grants in Last Fiscal Year(1)

                                                   Individual Grants
                             -----------------------------------------------------------      Potential Realizable Value
                              Number of        Percentage of                                   at Assumed Annual Rates
                              Securities       Total Options                                  of Stock Price Appreciation
                              Underlying        Granted to       Exercise                         for Option Term (2)
                               Options         Employees in       Price        Expiration     ----------------------------
Name                         Granted (#)        Fiscal Year       ($/Sh)          Date          5% ($)             10% ($)
----                         -----------       -------------     ---------    -----------     -----------       ----------
Gene W. Schneider..........         --               --                --            --              --                --
David J. Leonard...........     20,000              4.6%          $10.875      12/19/07        $136,785          $346,639
Mark L. Schneider..........         --               --                --            --              --                --
Michael T. Fries...........         --               --                --            --              --                --
Nimrod J. Kovacs...........         --               --                --            --              --                --

(1) The stock options granted during Fiscal 1998 vest in equal monthly increments over the four-year period following the date of the grant. Vesting of the options granted would be accelerated upon a change of control of the Company as defined in the Employee Plan.
(2) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of the Company's Class A Common Stock, continued employment of the optionee through the term of the options and other factors.

     None of the officers named in the Summary Compensation Table above exercised options during Fiscal 1998. The following table sets forth information concerning unexercised options held by officers named in the Summary Compensation Table above as of the end of Fiscal 1998.

                                             Fiscal Year-End Option Values

                                                              Number of Securities               Value of Unexercised
                                                             Underlying Unexercised                  In-the-Money
                                                              Options at FY-End (#)              Options at FY-End ($)
                                                        ---------------------------------     ----------------------------
Name                                                    Exercisable        Unexercisable      Exercisable    Unexercisable
----                                                    -----------        -------------      -----------    -------------
Gene W. Schneider....................................      205,834            84,166           $812,240         $128,385
David J. Leonard.....................................      114,792            50,208           $374,079         $125,702
Mark L. Schneider....................................      191,500            54,500           $791,094         $ 77,031
Michael T. Fries.....................................      146,250            18,750           $712,787         $ 12,838
Nimrod J. Kovacs.....................................      125,833            39,167           $399,961         $ 50,364

CONSULTING AGREEMENT

     On June 1, 1995, the Company entered into a five-year agreement (the "Agreement") with Mark Schneider pursuant to which he works full time for the Company. Under the Agreement, Mr. Schneider is entitled to receive stock options during the term of the Agreement in an amount to be determined by the Board of Directors on the recommendation of the Chairman of the Board, which shall be equal to at least 90% of the average number of shares provided in options granted to other executive officers. The Agreement is terminable by the Company or by Mr. Schneider. If the Agreement is terminated by the Company, Mr. Schneider will be entitled to annual compensation and other benefits through the term of the Agreement. If it is terminated by Mr. Schneider, benefits will terminate as of the date of termination.

COMPENSATION OF DIRECTORS

     The Company compensates its outside directors at $500 per month plus $1,000 per board and committee meeting ($500 for certain telephonic meetings) attended. Directors who are also employees of the Company receive no additional compensation for serving as directors. The Company reimburses all of its directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors. In addition, non-employee directors participate in the Company's Stock Option Plan for Non-Employee Directors pursuant to which each non-employee director was granted options to acquire 20,000 shares of Class A Common Stock at the fair market value of the shares at the time of the grant.

     On March 20, 1998, the Board of Directors adopted a new Stock Option Plan for non-employee directors, subject to ratification by the shareholders, which the Company intends to solicit at its next shareholders' meeting. Under the new plan and subject to shareholder ratification, each current non-employee director will be granted options to acquire 15,000 shares of Class A Common Stock at the fair market value as of March 20, 1998. See "Non-Employee Director Stock Option Plan."

EMPLOYEE STOCK OPTION PLAN

     In May 1993, the Company adopted a stock option plan for certain of its employees (the "Employee Plan"). The Employee Plan is construed, interpreted and administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee has the discretion to determine the employees and consultants to whom options are granted, the number of shares subject to the options, the exercise price of the options, the period over which the options become exercisable, the term of the options (including the period after termination of employment during which an option may be exercised) and certain other provisions relating to the options.

     Under the Employee Plan, options to purchase shares of the Company's Class A Common Stock may be granted to employees and consultants by the Committee.
Members of the Company's Board of Directors who are not employees are not eligible to receive option grants under the Employee Plan. The maximum term of options granted under the Employee Plan is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options. The options vest in equal monthly increments over the four-year period following the date of the grant. Vesting would be accelerated upon a change of control in the Company as defined in the Employee Plan.

     Under the Employee Plan, options to purchase 3,800,000 shares of Class A Common Stock have been authorized. As of February 28, 1998, the Committee had granted to the Company's executive officers and other employees options under the Employee Plan to purchase a total of 2,947,476 shares of Class A Common Stock at exercise prices ranging from $4.50 to $17.75 per share.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     The Company adopted a stock option plan for non-employee Directors (the "Director Plan") effective June 1, 1993. The Director Plan provides for the grant of an option to acquire 20,000 shares of the Company's Class A Common Stock to each member of the Board of Directors who was not also an employee of the Company (a "non-employee director") on June 1, 1993, and to each person who is newly elected to the Board as a non-employee director after June 1, 1993, on the date of his election. The total number of shares of Class A Common Stock as to which options may be granted under the Director Plan is 480,000 in the aggregate. As of February 28, 1998, options to acquire a total of 260,000 shares were outstanding under the Director Plan at exercise prices from $9.50 to $17.75 per share. The exercise price for options granted under the Director Plan after the Company's initial public offering is the fair market value of the shares on the date of grant determined by reference to the last reported sale price of the Class A Common Stock on the Nasdaq National Market.

     The options vest in equal monthly increments over the four-year period following the date of grant. Vesting would be accelerated upon a "change of control" of the Company. For purposes of the Director Plan, a change of control is generally deemed to occur if (a) a person acquires beneficial ownership of shares of the Company having 30% or more of the total number of votes that may be cast for the election of directors of the Company without the prior approval of a majority of the directors of the Company unaffiliated with such person or
(b) individuals who constitute the directors of the Company at the beginning of a 24-month period cease to constitute at least two-thirds of all directors at any time during such period, unless the election of any new replacement directors was approved by a vote of at least a majority of the members of the board in office immediately prior to such period and of the new and replacement directors so approved.

     On March 20, 1998, the Board of Directors adopted a new stock option plan for non-employee directors ("New Director Plan") subject to ratification by the shareholders, which the Company intends to solicit at its next annual shareholders' meeting. The New Director Plan has substantially the same terms and conditions as the Director Plan. The major difference is that the number of shares to be granted to each director is to be determined by the Board of Directors. Subject to shareholder approval, the Board of Directors granted each non-employee director options under the New Director Plan to purchase 15,000 shares of the Company's Class A Common Stock. The total number of shares of Class A Common Stock as to which options may be granted under the New Director Plan will be submitted to shareholders for approval at the next annual shareholders' meeting.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT")

     Under Section 16(a) of the Exchange Act, the Company's directors, certain of its officers and persons holding more than 10% of the Company's Class A Common Stock are required to file forms reporting their beneficial ownership of the Company's Class A Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company with copies of forms so filed.

     Based solely upon a review of copies of such forms filed with the Company, the Company believes that, during Fiscal 1998, all Section 16(a) filing requirements were complied with, except one Form 4 covering a disposition of securities that was filed late by William J. Elsner, a former director of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information concerning the ownership of common stock of all classes as of May 22, 1998, by (i) each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Class A Common Stock or Class B Common Stock at such date, (ii) each director of the Company, (iii) each executive officer of the Company and (iv) all directors and officers of the Company as a group. Shares of Class B Common Stock are convertible immediately into shares of Class A Common Stock on a one-for-one basis, and accordingly, holders of Class B Common Stock are deemed to own the same number of shares of Class A Common Stock. The table below also reflects deemed beneficial ownership of Class A Common Stock or Class B Common Stock resulting from the voting provisions of the Stockholders' Agreement. See "Certain Relationships and Related Transactions-The Apollo Transaction."

                                   Beneficial Ownership Other
                                     Than Deemed Beneficial                   Beneficial Ownership, including Deemed
                                  Ownership as a Result of the                     Beneficial Ownership as a
                                   UIH Stockholders' Agreement               Result of the UIH Stockholders' Agreement
                                --------------------------------   ---------------------------------------------------------------
                                      Class A Common Stock                                                      Percentage of All
                                              and                        Class A                Class B            Outstanding
                                      Class B Common Stock             Common Stock           Common Stock         Common Stock
                                --------------------------------   --------------------   --------------------  ------------------
                                                      Percent of
      Beneficial Owner           Number      Percent  Total Vote    Number      Percent     Number     Percent   Number      Vote
      ----------------          ---------    -------  ----------   ---------    --------   ---------   -------   ------      ----
Gene W. Schneider(1)(2)........ 2,823,032     7.2%      17.0%      13,184,160     34.1%    12,173,030    94.9%    33.5%      79.3%
Curtis W. Rochelle(1)(3)....... 1,190,274     3.0%       7.2%      13,184,160     34.1%    12,173,030    94.9%    33.5%      79.3%
Mark L. Schneider(1)(4)........   487,868     1.2%       2.0%      13,184,160     34.1%    12,173,030    94.9%    33.5%      79.3%
Lawrence F. DeGeorge(1)(5).....   398,735     1.0%       2.2%      13,184,160     34.1%    12,173,030    94.9%    33.5%      79.3%
Lawrence J. DeGeorge(1)(6).....   394,152     1.0%       2.2%      13,184,160     34.1%    12,173,030    94.9%    33.5%      79.3%
Albert M. Carollo(1)(7)........   151,210        *          *      13,184,160     34.1%    12,173,030    94.9%    33.5%      79.3%
Antony P. Ressler(8)...........    40,000        *          *          40,000         *            --        *        *          *
Bruce H. Spector(9)............    40,000        *          *          40,000         *            --        *        *          *
John P. Cole, Jr.(10)..........       833        *          *             833         *            --        *        *          *
J. Timothy Bryan(11)...........    54,167        *          *          54,167         *            --        *        *          *
Michael T. Fries(12)...........   215,219        *          *         153,263         *        61,956        *        *          *
Nimrod J. Kovacs(13)...........   189,533        *          *         153,131         *        36,402        *        *          *
David J. Leonard(14)...........   121,104        *          *         121,104         *            --        *        *          *
All directors and executive
 officers as a group
 (15 persons).................. 6,149,846    15.6%      32.4%      13,778,926     35.6%    12,282,838    95.8%    35.0%      80.3%
Apollo Cable Partners L.P.(15). 4,261,364    10.8%      27.5%      13,184,160     34.1%    12,173,030    94.9%    33.5%      79.3%
Joseph E. Giovanini(16)........ 1,822,140     4.6%      11.5%      13,184,160     34.1%    12,173,030    94.9%    33.5%      79.3%
William J. Elsner(17)..........   977,839     2.5%       5.2%      13,184,160     34.1%    12,173,030    94.9%    33.5%      79.3%
Janet Schneider(18)............   192,774        *       1.2%      13,184,160     34.1%    12,173,030    94.9%    33.5%      79.3%
MacKay-Shields Financial
 Corporation(19)............... 3,519,109     8.9%       2.3%       3,519,109      9.1%            --        *     8.9%       2.3%
Everest Capital Limited(20).... 2,594,200     6.6%       1.7%       2,594,200      6.7%            --        *     6.6%       1.7%
Capital Research and
 Management Corporation(21).... 2,475,000     6.3%       1.6%       2,475,000      6.4%            --        *     6.3%       1.6%

*    Less than 1%.

(1) The address of Messrs. G. Schneider, Rochelle, M. Schneider, Carollo, L. F. DeGeorge and L. J. DeGeorge is c/o United International Holdings, Inc., 4643 South Ulster Street, Suite 1300, Denver, CO 80237.
(2) Includes 214,583 shares of Class A Common Stock that are subject to presently exercisable options. Also includes 1,531,756 shares of Class B Common Stock owned by G. Schneider Holdings Co. (c/o United International Holdings, Inc., 4643 South Ulster Street, Suite 1300, Denver, CO 80237). The fourth through ninth columns also include 791,462 shares of Class A Common Stock and 9,569,666 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Schneider disclaims beneficial ownership.
(3) Includes 40,000 shares of Class A Common Stock that are subject to presently exercisable options. Also includes 25,000 shares of Class A Common Stock and 998,470 shares of Class B Common Stock owned by the Curtis Rochelle Trust and 15,620 shares of Class A Common Stock and 111,184 shares of Class B Common Stock owned by Marian Rochelle (Box 996, Rawlins, WY 82301). The fourth through ninth columns also include 38,456 shares of Class B Common Stock owned by Kathleen Jaure (Box 321, Rawlins, WY 82301), 38,456 shares of Class B Common Stock owned by Jim Rochelle (Box 967, Gillette, WY 82717), 930,510 shares of Class A Common Stock and 10,986,464 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Rochelle disclaims beneficial ownership.
(4) Includes 197,500 shares of Class A Common Stock that are subject to presently exercisable options. The fourth through ninth columns also include 813,630 shares of Class A Common Stock and 11,882,662 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Schneider disclaims beneficial ownership.
(5) Includes 4,583 shares of Class A Common Stock that are subject to presently exercisable options. The fourth through ninth columns also include 946,547 shares of Class A Common Stock and 11,838,878 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. DeGeorge disclaims beneficial ownership.
(6) Includes 40,000 shares of Class A Common Stock that are subject to presently exercisable options. The fourth through ninth columns also include 951,130 shares of Class A Common Stock and 11,838,878 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. DeGeorge disclaims beneficial ownership.
(7) Includes 40,000 shares of Class A Common Stock that are subject to presently exercisable options. Also includes 111,210 shares of Class B Common Stock owned by the Carollo Company. The fourth through ninth columns also include 111,206 shares of Class B Common Stock owned by Albert & Carolyn Company, 111,206 shares of Class B Common Stock owned by the James
     R. Carollo Living Trust, 55,600 shares of Class B Common Stock owned by John B. Carollo Living Trust, and 971,130 shares of Class A Common Stock and 11,783,808 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Carollo disclaims beneficial ownership. The address of Albert & Carolyn Company, the James R. Carollo Living Trust and the John B. Carollo Living Trust is c/o Sweetwater Television Co., P.O. Box 8, 602 Broadway, Rock Springs, WY 82901.
(8) Includes 40,000 shares of Class A Common Stock that are subject to presently exercisable options.
(9) Includes 40,000 shares of Class A Common Stock that are subject to presently exercisable options.
(10) Includes 833 shares of Class A Common Stock that are subject to presently exercisable options.
(11) Includes 54,167 shares of Class A Common Stock that are subject to presently exercisable options.
(12) Includes 149,063 shares of Class A Common Stock that are subject to presently exercisable options. Also includes 16,166 shares of Class B Common Stock owned by Fries Assets Media, Ltd.
(13) Includes 129,375 shares of Class A Common Stock that are subject to presently exercisable options. Also includes 4,780 shares of Class A Common Stock and 30,000 shares of Class B Common Stock owned by Kovacs Communications, Inc.
(14) Includes 120,104 shares of Class A Common Stock that are subject to presently exercisable options.
(15) Represents 4,261,364 shares of Class B Common Stock owned by Apollo. The fourth through ninth columns also include 1,011,130 shares of Class A Common Stock and 7,911,666 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Apollo disclaims beneficial ownership. The address of Apollo is c/o Apollo Advisors, L.P., Two Manhattanville Road, Purchase, NY 10577. Apollo Advisors is the managing general partner of AIF II, L.P., the general partner of Apollo. Messrs. Ressler and Spector, directors of the Company, are also officers of Apollo Advisors, and each expressly disclaims beneficial ownership of the shares held by Apollo.
(16) Includes 1,383,572 shares of Class B Common Stock owned by Giovanini Investments Ltd. and 398,568 shares of Class B Common Stock owned by Giovanini Properties. The fourth through ninth columns also include 971,130 shares of Class A Common Stock and 10,390,890 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Giovanini disclaims beneficial ownership. The address of Mr. Giovanini, Giovanini Investments Ltd. and Giovanini Properties is 3745 West Esther Way, Box 607, Teton Village, WY 83025.

(17) Includes 190,000 shares of Class A Common Stock that are subject to presently exercisable options. The fourth through ninth columns also include 816,045 shares of Class A Common Stock and 11,390,276 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Elsner disclaims beneficial ownership. The address of Mr. Elsner is 3200 Cherry Creek Drive South, Suite 450, Denver, CO 80209.
(18) Includes 192,774 shares of Class B Common Stock owned by The Janet Schneider Revocable Trust. The fourth through ninth columns also include 30,000 shares of Class A Common Stock and 16,174 shares of Class B Common Stock owned by Susan G. Schneider, 83,673 shares of Class A Common Stock owned by Robert A. Schneider, and 897,457 shares of Class A Common Stock and 11,964,082 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Ms. Schneider disclaims beneficial ownership. The address for The Janet Schneider Revocable Trust, Ms. Schneider and Mr. Schneider is 5500 South Poplar, Casper, WY 82601.
(19) Represents 2,279,700 shares of Class A Common Stock and 1,239,409 shares of Class A Common Stock which may be acquired upon conversion of the Company's Series A Preferred Stock. The address of MacKay-Shields Financial Corporation is 9 West 57th Street, New York, NY 10019.
(20) The address of Everest Capital Limited is The Bank of Butterfield Building, 65 Front Street, 6th Floor, HMJX, Bermuda.
(21) The address of Capital Research and Management Corporation is 333 South Hope Street, Los Angeles, CA 90071.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

THE APOLLO TRANSACTION

     The Company reached agreement with Apollo in February 1993 for the investment by Apollo of $30.0 million (before offering costs of $1.8 million) in the Company in exchange for 4,261,364 shares of Class B Common Stock (the "Apollo Transaction"). The initial closing occurred on April 15, 1993, at which time Apollo purchased 1,633,522 shares of Class B Common Stock for $11.5 million. Apollo purchased the remaining 2,627,842 shares of Class B Common Stock for $18.5 million immediately prior to closing of the initial public offering.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a)(1) Financial Statements

     Included in Item 8 of PART II of the Report:

                                                                                                                    Page
                                                                                                                    ----
         UNITED INTERNATIONAL HOLDINGS, INC.
              Report of Independent Public Accountants..........................................................     51
              Independent Auditors' Report......................................................................     52
              Independent Auditors' Report......................................................................     53
              Report of Independent Accountants.................................................................     54
              Report of Independent Accountants.................................................................     55
              Report of Independent Auditors....................................................................     56
              Consolidated Balance Sheets as of February 28, 1998 and 1997......................................     57
              Consolidated Statements of Operations for the Years Ended February 28, 1998, February 28, 1997
                and February 29, 1996...........................................................................     58
              Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended February 28, 1998,
                February 28, 1997 and February 29, 1996.........................................................     59
              Consolidated Statements of Cash Flows for the Years Ended February 28, 1998, February 28, 1997
                and February 29, 1996...........................................................................     61
              Notes To Consolidated Financial Statements........................................................     63

     (a)(2) Financial Statement Schedules

     Included in PART IV of the Report:

         (i) Financial Statement Schedule required to be filed:

         UNITED INTERNATIONAL HOLDINGS, INC. (Parent Only)
              Report of Independent Public Accountants on Schedule..............................................    111
              Schedule I-Condensed Financial Information of Registrant (Parent only)............................    112
              Schedule I-Condensed Information as to the Operations of the Registrant (Parent only).............    113
              Schedule I-Condensed Information as to the Cash Flows of the Registrant (Parent only).............    114

         (ii) Separate Financial Statements and Related Schedules

         UNITED INTERNATIONAL PROPERTIES, INC.
              Report of Independent Public Accountants..........................................................    115
              Independent Auditors' Report......................................................................    116
              Independent Auditors' Report......................................................................    117
              Independent Auditors' Report......................................................................    118
              Report of Independent Accountants.................................................................    119
              Report of Independent Accountants.................................................................    120
              Report of Independent Auditors....................................................................    121
              Consolidated Balance Sheets as of February 28, 1998 and 1997......................................    122
              Consolidated Statements of Operations for the Years Ended February 28, 1998, February 28, 1997
                and February 29, 1996...........................................................................    123
              Consolidated Statements of Parent's Deficit for the Years Ended February 28, 1998,
                February 28, 1997 and February 29, 1996.........................................................    124
              Consolidated Statements of Cash Flows for the Years Ended February 28, 1998, February 28, 1997
                and February 29, 1996...........................................................................    125
              Notes To Consolidated Financial Statements........................................................    127


         UIH EUROPE, INC.
              Report of Independent Public Accountants..........................................................    151
              Consolidated Balance Sheets as of February 28, 1998 and 1997......................................    152
              Consolidated Statements of Operations for the Years Ended February 28, 1998, February 28, 1997
                and February 29, 1996...........................................................................    153
              Consolidated Statements of Parent's Equity for the Years Ended February 28, 1998, February 28,
                1997 and February 29, 1996......................................................................    154
              Consolidated Statements of Cash Flows for the Years Ended February 28, 1998, February 28, 1997
                and February 29, 1996...........................................................................    155
              Notes To Consolidated Financial Statements........................................................    156

         UNITED AND PAN-EUROPE COMMUNICATIONS N.V.
              Independent Auditors' Report......................................................................    169
              Independent Auditors' Report......................................................................    170
              Consolidated Balance Sheets as at December 31, 1997 and 1996......................................    171
              Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995............    173
              Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995........    174
              Notes to Consolidated Financial Statements........................................................    175

     (a)(3) Exhibits

     3.1       Second   Restated   Certificate   of   Incorporation   of  United
               International  Holdings,  Inc.  (the  "Company")  filed  June  4,
               1993.(1)

     3.2 Certificate of Amendment to the Certificate of Incorporation dated February 7, 1994.(2)

     3.3 Certificate of Designations with respect to Convertible Preferred Stock, Series A of the Company.(3)

     3.4 Restated Bylaws of the Company amended and restated as of May 25, 1993.(1)

     4.1       Specimen of Class A Common Stock certificate of the Company.(1)

     4.2 The Second Restated Certificate of Incorporation, as amended, and Restated Bylaws of the Company are included as Exhibits 3.1-3.4.

     4.3 Indenture dated as of November 23, 1994, between the Company and Firstar Bank of Minnesota, N.A., as successor in interest to American Bank National Association ("Trustee") as Trustee (the "1994 Indenture").(4)

     4.4 Indenture dated as of November 22, 1995, between the Company and Trustee (the "1995 Indenture").(5)

     4.5 Supplemental Indenture dated as of November 15, 1995, between the Company and Trustee as implementing certain amendments to the 1994 Indenture to permit additional incurrence of indebtedness.(5)

     4.6 Supplemental Indenture dated as of November 15, 1995, between the Company and Trustee as regarding the definition of "accreted value" in the 1994 Indenture.(5)

     4.7 Supplemental Indenture dated as of February 5, 1998, between the Company and Trustee with respect to the 1994 Indenture.(6)

     4.8 Supplemental Indenture dated as of February 5, 1998, between the Company and Trustee with respect to the 1995 Indenture.(6)

     4.9 Warrant Agreement dated as of November 23, 1994, between the Company and Trustee, as Warrant Agent.(4)

     4.10 Amendment No. 1 to Warrant Agreement dated as of November 14, 1995, between the Company and Trustee, as Warrant Agent.(5)

     4.11 Indenture dated as of February 27, 1996, between the Company and Trustee.(7)

     4.12 Indenture dated as of February 5, 1998, between the Company and Trustee.(8)

     10.1 Stockholders' Agreement dated as of April 13, 1993, among the Company, United International Holdings (the "Partnership"), certain partners of the Partnership and Apollo Cable Partners L.P. ("Apollo").(9)

     10.2 Standstill Agreement dated as of April 13, 1993, between the Company and Apollo.(9)

     10.3 Letter Agreement dated April 15, 1993, between the Company and Apollo.(9)

     10.4 Registration Rights Agreement dated as of April 13, 1993, between the Company and Apollo.(9)

     10.5 UIH Registration Rights Agreement dated as of April 13, 1993, between the Company and the Partnership.(1)

     10.6      *1993 Stock Option Plan of the Company.(1)

     10.7      *Stock Option Plan for Non-Employee Directors.(10)

     10.8 Form of Indemnification Agreement between the Company and its directors.(1)

     10.9 Amended and Restated Pledge Agreement dated as of November 22, 1995, by the Company in favor of Morgan Stanley & Co. (the "Collateral Agent"), as Collateral Agent (the "1995 Pledge Agreement").(11)

     10.10 First Amendment to 1995 Pledge Agreement dated as of February 5, 1998, between the Company and the Collateral Agent.(6)

     10.11 Pledge Agreement dated as of February 5, 1998, between the Company and the Collateral Agent.(6)

     10.12     Indenture    dated   as   of   May   14,   1996,    between   UIH
               Australia/Pacific, Inc. ("UIH A/P") and Trustee.(12)

     10.13 Registration Rights Agreement dated December 21, 1995, between the Company and Media International Holdings Limited.(3)

     10.14 Amended and Restated Securities Purchase and Conversion Agreement dated as of December 1, 1997, by and among Philip Media B.V., Philips Media Network B.V., the Company, Joint Venture, Inc. and United and Philips Communications B.V. (13)

     10.15 Registration Rights Agreement dated as of December 5, 1997, by and among the Company, Belmarken Holdings B.V. ("Belmarken"), and The Toronto-Dominion Bank as the Security Trustee.(13)

     10.16 Loan Agreement for NLG1,100,000,000 multi-currency Revolving Credit Facility dated as of October 8, 1997, between UPC and certain of its subsidiaries and The Toronto-Dominion Bank as Agent for the financial institutions identified therein, as amended by a Supplement Agreement dated December 8, 1997.(13)

     10.17 Loan Agreement dated December 5, 1997, between Belmarken as the Borrower, Cable Network Netherlands Holding B.V., Binan Investments B.V. and Stipdon Investments B.V. as Guarantors, The Toronto-Dominion Bank and Toronto-Dominion Capital as Arrangers, the banks and financial institutions listed therein, The Toronto-Dominion Bank as Agent and The Toronto-Dominion Bank as Security Trustee, as amended by Waiver and amendment letter dated December 11, 1997.(13)

     10.18 Stock Purchase Agreement, dated as of October 17, 1997, by and among Multicanal S.A., as Buyer, and United International Holdings Argentina, S.A. and UIH Argentina, Inc., as Sellers, relating to the sale of the companies operating in Bahia Blanca.(14)

     10.19 Stock Purchase Agreement, dated as of October 20, 1997, by and among Supercanal Holding S.A., as Buyer, and United International Holdings Argentina, S.A. and UIH Argentina, Inc., as Sellers, relating to the sale of the companies operating in Comodoro Rivadavia and Trelew.(14)

     10.20 Stock Purchase Agreement, dated as of October 20, 1997, by and among Supercanal Holding S.A., as Buyer, and UIH Argentina, Inc. and CV American Holdings L.L.C., as Sellers, relating to the sale of the companies operating in Santa Fe and Entre Rios.(14)

     10.21 Assignment and Amendment Agreement, dated as of October 29, 1997, by and among Supercanal Holding S.A., as Assignor, Multicanal S.A. and Cablevision S.A., as Assignees, and UIH Argentina, Inc. and CV American Holdings L.L.C., as Sellers. This agreement was signed, and the transactions contemplated thereby were closed, on October 29, 1997.(14)

     10.22 A$200,000,000 Syndicated Senior Secured Debt Facility Agreement dated July 31, 1997, among Austar Entertainment Pty Limited, Chase Securities Australia Limited, the Guarantors named herein and the financial institutions named herein.(15)

     12.1      Statement re: Ratio of Earnings to Fixed Charges.

     21.1      Subsidiaries and Restricted Affiliates of the Company.

     21.2      Unrestricted Subsidiaries of the Company.

     23.1 Consent of Independent Public Accountants--Arthur Andersen LLP (United International Holdings, Inc.).

     23.2 Consent of Independent Public Accountants--Arthur Andersen LLP (United International Properties, Inc.).

     23.3 Consent of Independent Public Accountants--Arthur Andersen LLP (UIH Europe, Inc.).

     23.4 Consent of Independent Public Accountants--Arthur Andersen & Co. (United Pan-Europe Communications N.V.) (for the years ended December 31, 1997 and 1996).

     23.5 Consent of Independent Public Accountants--Arthur Andersen & Co. (United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V.) (for the year ended December 31,
               1995).

     23.6 Consent of Independent Public Accountants--KPMG Accountants N.V. (United Pan-Europe Communications N.V., formerly known as United and Philips Communications B.V.) (for the year ended December 31,
               1995).

     23.7 Consent of Independent Auditors--Deloitte Touche Tohmatsu (XYZ Entertainment Pty Ltd.).

     23.8 Consent of Independent Auditors--Galaz, Gomez Morfin, Chavero, Yamazaki, S.C. (Tele Cable de Morelos, S.A. de C.V.).

     23.9 Consent of Independent Accountants--Coopers & Lybrand L.L.P. (Monor Communications Group, Inc.).

     23.10     Consent    of    Independent     Accountants--Price    Waterhouse
               (Cabodinamica TV Cabo Sao Paulo S.A.).

     23.11     Consent  of  Independent   Auditors--Coopers   &  Lybrand  Tahiti
               (Telefenua S.A.).

     24.1      Power of Attorney.

     27.1      Financial Data Schedule.


* Management compensation plan.

(1) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-61376) filed with the Commission on June 23, 1993.
(2) Incorporated by reference from Form 10-K for the year ended February 28, 1994 (File No. 0-21974).
(3) Incorporated by reference from Form 8-K dated December 21, 1995 (File No. 0-21974).
(4) Incorporated by reference from Form 10-K for the year ended February 28, 1995 (File No. 0-21974).
(5) Incorporated by reference from the November 30, 1995, Form 10-Q/A dated January 26, 1996 (File No. 0-21974).
(6) Incorporated by reference from Form 8-K dated February 5, 1998 (File No. 0-21974).
(7) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-00208) filed with the Commission on January 9, 1996.
(8) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-47245) filed with the Commission on March 3, 1998.
(9) Incorporated by reference from the Company's Registation Statement on Form S-1 (File No. 33-61376) filed with the Commission on April 21, 1993.
(10) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-61376) filed with the Commission on July 19, 1993.
(11) Incorporated by reference form Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33-97974) filed with the Commission on October 25, 1995.
(12) Incorporated by reference from Form 10-K for the year ended February 29, 1996 (File No. 0-21974).
(13) Incorporated by reference from Form 8-K dated December 11, 1997 (File No. 0-21974).
(14) Incorporated by reference from Form 8-K dated October 17, 1997 (File No. 0-21974).
(15) Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-39707) of UIH A/P filed with the Commission on December 5, 1997.


(b) Reports on Form 8-K filed during the quarter ended February 28, 1998:

Date of Report                 Item Reported                           Financial Statements Filed
--------------                 -------------                           --------------------------
December 11, 1998              Item 2 - Purchase of Philips            Item 7 - Financial statements of United and Philips
                                 Electronics NV's interest in UPC        Communications B.V. and pro forma financial
                                                                         information

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To United International Holdings, Inc.:

       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of United International Holdings, Inc. included in this Form 10-K and have issued our report thereon dated May 25, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, based on our audit and the reports of other auditors, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                ARTHUR ANDERSEN LLP




Denver, Colorado
May 25, 1998.

                                      UNITED INTERNATIONAL HOLDINGS, INC.
                                                  PARENT ONLY
                                                   SCHEDULE I
                                 Condensed Financial Information of Registrant
                            (Stated in thousands, except share and per share amounts)
                                                                                                    As of
                                                                                                 February 28,
                                                                                           ------------------------
                                                                                             1998            1997
                                                                                           --------        --------
ASSETS
Current assets
   Cash and cash equivalents..........................................................     $236,511        $ 47,904
   Restricted cash and short-term investments.........................................          835           1,600
   Short-term investments.............................................................       21,406          51,720
   Management fee receivables from related parties....................................        1,242             260
   Notes receivable...................................................................          381              --
   Costs to be reimbursed by affiliated companies, net................................       13,223          10,647
   Other current assets...............................................................          286             460
                                                                                           --------        --------
       Total current assets...........................................................      273,884         112,591

   Note receivable including accrued interest from wholly-owned subsidiary............       38,993          76,115
   Investments in and advances to affiliated companies, accounted for under the
     equity method....................................................................      123,193         (65,103)
   Property, plant and equipment, net of accumulated depreciation of $917 and $829,
     respectively.....................................................................        2,599           1,127
   Deferred financing costs, net of accumulated amortization of $139..................       19,356              --
   Other non-current assets...........................................................        2,610           4,373
                                                                                           --------        --------
       Total assets...................................................................     $460,635        $129,103
                                                                                           ========        ========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
   Accounts payable...................................................................     $    663        $  1,633
   Accrued liabilities................................................................        1,416           2,260
   Accrued funding obligations........................................................           --           2,039
   Due to affiliate...................................................................           --          76,782
                                                                                           --------        --------
       Total current liabilities......................................................        2,079          82,714

   Senior secured discount notes......................................................      818,272              --
                                                                                           --------        --------
       Total liabilities..............................................................      820,351          82,714
                                                                                           --------        --------
Preferred  stock,  $0.01 par value,  3,000,000  shares  authorized,  170,513 and
   170,513  shares  of  Convertible   Preferred  Stock,   Series  A  issued  and
   outstanding, respectively, stated at liquidation value.............................       32,564          31,293
                                                                                           --------        --------
Stockholders' (deficit) equity:
   Class A Common Stock, $0.01 par value, 60,000,000 shares authorized, 26,381,093
     and 26,097,263 shares issued and outstanding, respectively.......................          264             261
     Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 12,863,323
     and 12,971,775 shares issued and outstanding, respectively.......................          128             129
   Additional paid-in capital.........................................................      352,253         340,753
   Deferred compensation..............................................................          (42)           (624)
   Unrealized gain (loss) on investments in marketable equity securities..............          351          (6,069)
   Cumulative translation adjustments.................................................      (66,075)        (15,801)
   Accumulated deficit................................................................     (646,085)       (303,553)
   Treasury stock, at cost, 3,169,151 shares of Class A Common Stock..................      (33,074)             --
                                                                                           --------        --------
       Total stockholders' (deficit) equity...........................................     (392,280)         15,096
                                                                                           --------        --------
       Total liabilities and stockholders' (deficit) equity...........................     $460,635        $129,103
                                                                                           ========        ========

                                    UNITED INTERNATIONAL HOLDINGS, INC.
                                              PARENT ONLY
                                              SCHEDULE I
                       Condensed Information as to the Operations of Registrant
                                         (Stated in thousands)

                                                                                     For the Years Ended
                                                                          -----------------------------------------
                                                                          February 28,  February 28,   February 29,
                                                                              1998           1997          1996
                                                                          ------------  ------------   ------------
Management fee income from related parties.............................   $     452     $     801       $    373

Corporate general and administrative expense...........................        (983)       (1,069)        (1,246)
Depreciation and amortization..........................................        (366)         (395)          (287)
                                                                          ----------    ---------       --------
       Net operating loss..............................................        (897)         (663)        (1,160)

Equity in losses of affiliated companies, net..........................    (347,203)     (150,873)       (90,232)
Interest income........................................................       5,006         6,652          7,109
Interest expense.......................................................      (6,228)          (27)        (4,027)
Interest income, related parties, net..................................       7,443         5,227            834
Provision for loss on investment related costs.........................        (451)          (35)        (4,684)
Other (expense) income, net............................................        (202)          894            849
                                                                          ---------     ---------       --------
       Net loss........................................................   $(342,532)    $(138,825)      $(91,311)
                                                                          =========     =========       ========

                                            UNITED INTERNATIONAL HOLDINGS, INC.
                                                        PARENT ONLY
                                                         SCHEDULE I
                                Condensed Information as to the Cash Flows of the Registrant
                                                   (Stated in thousands)

                                                                                         For the Years Ended
                                                                              ------------------------------------------
                                                                              February 28,    February 28,  February 29,
                                                                                 1998             1997          1996
                                                                              ---------       -----------   ------------
Cash flows from operating activities:
Net loss...................................................................   $(342,532)      $(138,825)    $ (91,311)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of affiliated companies, net...........................     347,203         150,873         90,232
   Depreciation and amortization...........................................         366             395            287
   Amortization of deferred compensation...................................         582             909            678
   Accretion of interest on senior secured notes and amortization
     of deferred financing costs...........................................       6,212              --          3,982
   Issuance of common stock in connection with Company's 401(k) plan.......         334             309            260
   Compensation expense recognized related to stock options................         351              --          1,575
   Provision for loss on investment related costs..........................         451              35          4,684
   (Increase) decrease in other assets.....................................        (157)          2,238         (5,962)
   (Decrease) increase in accounts payable and accrued liabilities.........      (3,849)            288           (140)
                                                                              ---------       ---------     ----------
Net cash flows from operating activities...................................       8,961          16,222          4,285
                                                                              ---------       ---------     ----------
Cash flows from investing activities:
Purchase of short-term investments.........................................     (77,668)       (160,290)      (122,424)
Proceeds from sale of short-term investments...............................     107,982         144,262        186,117
Restricted cash and short-term investments released........................         765           2,653         75,000
Payoff of debt recorded at subsidiary level by parent - recorded
  as deemed capital contribution to subsidiary.............................    (531,800)             --             --
Investments in and advances to affiliated companies and other investments..    (192,565)        (18,041)      (103,637)
Increase in note receivable from affiliate.................................          --         (37,500)            --
Repayment on note receivable from affiliate................................      37,500              --             --
Distribution received from affiliated company..............................     123,230              --             --
(Increase) decrease in costs to be reimbursed by affiliated companies, net.      (2,676)          5,560           (782)
Acquisition, transaction and development costs incurred....................          --            (352)        (2,281)
Purchase of property and equipment.........................................      (1,841)           (127)           (42)
                                                                              ---------       ---------     ----------
Net cash flows from investing activities...................................    (537,073)        (63,835)        31,951
                                                                              ---------       ---------     ----------
Cash flows from financing activities:
Issuance of common stock in connection with public offerings, net
  of financing costs.......................................................          --              --         61,935
Issuance of common stock in connection with Company's stock option plan....         796             349            522
Proceeds from offerings of senior secured notes............................     812,200              --        125,000
Deferred financing costs...................................................     (19,495)             --             --
Cash paid for warrants.....................................................          --          (2,156)            --
Repayment of other debt....................................................          --              --         (1,000)
Payments made on payable to affiliate, net.................................     (76,782)          7,729       (160,748)
                                                                              ---------       ---------     ----------
Net cash flows from financing activities...................................     716,719           5,922         25,709
                                                                              ---------       ---------     ----------

Increase (decrease) in cash and cash equivalents...........................     188,607         (41,691)        61,945
Cash and cash equivalents, beginning of period.............................      47,904          89,595         27,650
                                                                              ---------       ---------     ----------
Cash and cash equivalents, end of period...................................   $ 236,511       $  47,904     $   89,595
                                                                              =========       =========     ==========
Non-cash investing and financing activities:
   Gain on issuance of shares by subsidiaries..............................   $   7,614       $      --     $       --
                                                                              =========       =========     ==========
   Non-cash issuance of warrants to purchase subsidiary stock..............   $   3,678       $      --     $       --
                                                                              =========       =========     ==========
   Conversion of note receivable to equity investment......................   $   1,909       $      --     $       --
                                                                              =========       =========     ==========
   Change in unrealized loss on investment.................................   $  (1,593)      $  (4,880)    $   (2,755)
                                                                              =========       =========     ==========
   Non-cash stock issuance for purchase of 50% interest in Saturn..........   $      --       $   7,800     $       --
                                                                              =========       =========     ==========
   Non-cash contribution of preferred stock utilized in additional
     40% interest in Austar................................................   $      --       $       --    $   29,840
                                                                              =========       ==========    ==========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United International Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of United International Properties, Inc. (a Colorado corporation) and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, parent's deficit and cash flows for the years ended February 28, 1998, February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. With respect to the years ended February 28, 1998 and 1997, we did not audit the financial statements of Tele Cable de Morelos S.A. de C.V. ("Megapo") as of and for the years ended December 31, 1997 and 1996, an investment which is reflected in the accompanying consolidated financial statements using the equity method of accounting. With respect to the year ended February 29, 1996, we did not audit the financial statements of XYZ Entertainment Pty Ltd ("XYZ"), Megapo, Monor Communications Group, Inc. ("Monor"), Cabodinamica TV Cabo Sao Paulo S.A. ("Net Sao Paulo") or Telefenua S.A. ("Telefenua") as of and for the year ended December 31, 1995, investments which are reflected in the accompanying consolidated financial statements using the equity method of accounting (with respect to XYZ, Megapo, Monor and Net Sao Paulo) or consolidated (with respect to Telefenua). United International Properties, Inc.'s consolidated statement of operations for the years ended February 28, 1998 and 1997 reflect equity in income (losses) related to Megapo of $(586,000) and $(678,000), respectively, and for the year ended February 29, 1996 reflects equity in income (losses) related to XYZ, Megapo, Monor and Net Sao Paulo of $(11,638,000), $841,000, $(4,448,000) and $(4,837,000), respectively. United International Properties, Inc.'s consolidated financial statements for the year ended February 29, 1996 reflects revenues, expenses and a net loss related to Telefenua of $1,882,000, $5,438,000 and $3,556,000, respectively. Those financial statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for those entities in the accompanying consolidated financial statements and related footnotes for such entities is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of United International Properties, Inc. and subsidiaries as of February 28, 1998 and 1997, and the results of their operations and their cash flows for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP


Denver, Colorado
May 25, 1998

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

     We conducted our audits in accordance with generally accepted auditing standards in Australia which do not differ in any material respect from auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XYZ Entertainment Pty Ltd as of December 31,1995 and the results of its operations and its cash flows for the year ended December 31, 1995 and the period from October 17, 1994 (date of inception) to December 31, 1994, in conformity with accounting principles generally accepted in Australia.

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


                                            Deloitte Touche Tohmatsu
                                            Chartered Accountants


Sydney, Australia
March 15, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of:
   Tele Cable de Morelos, S.A. de C.V.
   Tele Cable Mexicano, S.A. de C.V.
   Vision por Cable de Oaxaca, S.A. de C.V.
   Telecable de Chilpancingo, S.A. de C.V.
   Mega Com-M Servicios, S.A. de C.V.
   Grupo Telecable Mexicano, S.A. de C.V.
   Cuernamu, S.A. de C.V.

We have audited the accompanying balance sheets of Tele Cable de Morelos, S.A. de C.V. and related companies, (all of which are subsidiaries of Megapo Comunicaciones de Mexico, S.A. de C.V.) as of December 31, 1996 and 1997, and the related statements of operations, changes in stockholders' equity and changes in financial position for the years then ended, all expressed in Mexican pesos. The combined financial statements include the accounts of Tele Cable de Morelos, S.A. de C.V., Tele Cable Mexicano, S.A. de C.V., Vision por Cable de Oaxaca, S.A. de C.V., Tele Cable de Chilpancingo, S.A. de C.V., Mega Com-M Servicios, S.A. de C.V., Grupo Telecable Mexicano, S.A. de C.V. and Cuernamu,
S.A. de C.V. The financial statements of these companies are under the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As mentioned in Note 2 to the financial statements, as of January 1, 1997, the Company applied the provisions of the Fifth Document of Amendments to Bulletin B-10 (Modified) issued by the Mexican Institute of Public Accountants. As a result, the Company changed the method from specific cost applied up to December 31, 1996, to restate the value of property and equipment and its depreciation to that of adjustments due to changes in general price levels. The effect of this change was not measured.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Tele Cable de Morelos, S.A. de C.V. and related companies as of December 31, 1996 and 1997, and the results of their operations, changes in their stockholders' equity and changes in their financial position for the years then ended in conformity with accounting principles generally accepted in Mexico.


                                 Galaz, Gomez Morfin, Chavero, Yamazaki, S.C.

Raymundo Diaz Gonzalez

Acapulco, Mexico
March 6, 1998

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of:
   Tele Cable de Morelos, S.A. de C.V.
   Tele Cable Mexicano, S.A. de C.V.
   Vision por Cable de Oaxaca, S.A. de C.V.
   Telecable de Chilpancingo, S.A. de C.V.
   Mega-Com-M Servicios, S.A. de C.V.
   Cuernamu, S.A. de C.V.

We have audited the accompanying combined balance sheets of Tele Cable de Morelos, S.A. de C.V. and related companies (all of which are subsidiaries of Megapo Comunicaciones de Mexico, S.A. de C.V.) as of December 31, 1995 and 1996, and the related combined statements of operations, stockholders' equity and changes in financial position for the years then ended, all expressed in thousands of Mexican pesos. The combined financial statements include the accounts of Tele Cable de Morelos, S.A. de C.V., Tele Cable Mexicano, S.A. de C.V., Vision por Cable de Oaxaca, S.A. de C.V., Tele Cable de Chilpancingo, S.A. de C.V., Mega-Com-M Servicios, S.A. de C.V. and Cuernamu, S.A. de C.V. These companies are under common ownership and common management. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the combined financial position of Tele Cable de Morelos, S.A. de C.V. and related companies as of December 31, 1995 and 1996, and the combined results of their operations, changes in their stockholders' equity and changes in their financial position for the years then ended in conformity with accounting principles generally accepted in Mexico.

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


                                Galaz, Gomez Morfin, Chavero, Yamazaki, S.C.

Raymundo Diaz Gonzalez

Acapulco, Mexico
March 31, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

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

                                                Coopers & Lybrand L.L.P.


Lincoln, Nebraska
March 15, 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS



March 8, 1996


To the Board of Directors and Stockholders
Cabodinamica TV Cabo Sao Paulo S.A.

1. We have audited the balance sheet of Cabodinamica TV Cabo Sao Paulo S.A. as of December 31, 1995 and 1994 and the related statements of income, of movement in stockholders' equity and of cash flows for the years then ended, expressed in U.S. dollars. Such audits were made in conjunction with our audits of the financial statements expressed in local currency on which we issued an unqualified opinion dated January 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

3. As stated in Note 2, United International Holdings, Inc. has prescribed that accounting principles generally accepted in the United States of America be applied in the preparation of the financial statements of Cabodinamica TV Cabo Sao Paulo S.A. to be included in United International Holding's consolidated financial statements. Brazil has a highly inflationary economy. Accounting principles generally accepted in the United States of America require that financial statements of a company denominated in the currency of a country with a highly inflationary economy be remeasured in a more stable currency unit for purposes of consolidation. Accordingly, the accounts of Cabodinamica TV Cabo Sao Paulo S.A., which are maintained in reais, were remeasured and adjusted into U.S. dollars for the financial statements prepared in accordance with accounting principles generally accepted in the United States of America on the bases stated in
     Note 2.

4. In our opinion, the financial statements expressed in U.S. dollars audited by us are presented fairly, in all material respects, on the bases stated in Note 2 and discussed in the preceding paragraph.

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

                                                Price Waterhouse
Auditores-Independentes
CRC-SP- 160

                                                Carlos Roberto Asciutti
Partner
Contador CRC-SP-145.670

                         REPORT OF INDEPENDENT AUDITORS

To the shareholders of TELEFENUA SA:

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

A description of the significant differences between such principles and those accounting principles generally accepted in the United States, and the effect of those differences on net income, total assets and shareholders' equity are set forth in Note 2.a of the notes to the financial statements.



                                                COOPERS & LYBRAND


Jean-Pierre GOSSE
Papeete, February 16, 1996

                                          UNITED INTERNATIONAL PROPERTIES, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                 (Stated in thousands, except share and per share amounts)

                                                                                                           As of
                                                                                                        February 28,
                                                                                                   ---------------------
                                                                                                     1998         1997
                                                                                                   --------     --------
ASSETS
Current assets
   Cash and cash equivalents ..................................................................    $ 22,764     $ 20,880
   Restricted cash and short-term investments .................................................       9,115           --
   Short-term investments .....................................................................      12,325       18,640
   Subscriber receivables, net ................................................................       2,648        2,939
   Management fee receivables from related parties ............................................       1,495           --
   Notes receivable ...........................................................................       2,194        9,194
   Costs to be reimbursed by affiliated companies, net ........................................         211           --
   Receivable from parent .....................................................................          --       76,782
   Other current assets, net, including related party receivables of $2,113 and $1,958,
     respectively .............................................................................       7,012        9,892
                                                                                                   --------     --------
     Total current assets .....................................................................      57,764      138,327

Investments in and advances to affiliated companies accounted for under the equity method,
  net.........................................................................................      149,218      153,934
Property, plant and equipment, net of accumulated depreciation of $80,103 and $28,554,
   respectively ...............................................................................     198,684      218,210
Goodwill and other intangible assets, net of accumulated amortization of $12,121 and $7,198,
   respectively ...............................................................................      50,029      132,636
Deferred financing costs, net of accumulated amortization of $1,386 and $4,501, respectively ..      13,734       27,881
Other non-current assets, net .................................................................       5,000        9,932
                                                                                                   --------     --------
     Total assets .............................................................................    $474,429     $680,920
                                                                                                   ========     ========
LIABILITIES AND PARENT'S DEFICIT
Current liabilities
   Accounts payable, including $1,810 and $1,905 of related party payables, respectively ......    $  8,753     $ 21,255
   Construction payables ......................................................................       6,008       38,407
   Accrued liabilities ........................................................................      27,812        9,689
   Purchase money notes payable to sellers, current ...........................................          --        5,722
   Current portion of long-term debt ..........................................................      36,682        5,177
   Other current liabilities ..................................................................         743        2,144
                                                                                                   --------     --------
     Total current liabilities ................................................................      79,998       82,394

Purchase money notes payable to sellers .......................................................          --       12,966
Notes payable to parent .......................................................................      38,993       76,115
Senior secured notes and other debt ...........................................................     387,460      662,217
Other long-term liabilities, including due to parent of $3,238 and $3,858, respectively .......       4,665       14,877
                                                                                                   --------     --------
     Total liabilities ........................................................................     511,116      848,569
                                                                                                   --------     --------
Minority interest in subsidiaries .............................................................      11,830          307
                                                                                                   --------     --------
Parent's deficit:
   Common stock, $0.01 par value, 1,000 shares authorized, 100 and 100 shares issued and
     outstanding, respectively, (pledged as collateral under parent's senior secured notes) ...          --           --
   Additional paid-in capital .................................................................     509,959       65,488
   Unrealized gain (loss) on investments ......................................................         351       (6,069)
   Cumulative translation adjustments .........................................................     (43,837)      (5,436)
   Accumulated deficit ........................................................................    (514,990)    (221,939)
                                                                                                   --------     --------
     Total parent's deficit ...................................................................     (48,517)    (167,956)
                                                                                                   --------     --------
Commitments and Contingencies (Notes 10 and 11)

     Total liabilities and parent's deficit ...................................................    $474,429     $680,920
                                                                                                   ========     ========

            The accompanying notes are an integral part of these consolidated financial statements.

                                    UNITED INTERNATIONAL PROPERTIES, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Stated in thousands)


                                                                                           For the Years Ended
                                                                               ------------------------------------------
                                                                               February 28,   February 28,   February 29,
                                                                                   1998           1997            1996
                                                                               ------------   ------------   ------------
Service and other revenue ...................................................   $  88,102       $  30,244      $  1,883
Management fee income from related parties ..................................         542             527            --
                                                                                ---------       ---------      --------
       Total revenue ........................................................      88,644          30,771         1,883

System operating expense ....................................................     (62,886)        (26,799)       (3,230)
System selling, general and administrative ..................................     (59,385)        (33,655)       (2,482)
Corporate general and administrative expense ................................     (20,250)        (16,258)      (15,913)
Depreciation and amortization ...............................................     (85,204)        (38,566)       (1,117)
                                                                                ---------       ---------      --------
       Net operating loss ...................................................    (139,081)        (84,507)      (20,859)

Equity in losses of affiliated companies, net ...............................     (26,771)        (23,273)      (30,056)
Gain on sale of investments in affiliated companies .........................      90,020          65,249        16,013
Interest income, including related party income of $71, $0 and $0,
   respectively .............................................................       2,568           6,480           934
Interest expense, including related party expense of $7,063, $5,029 and $459,
   respectively .............................................................    (123,078)        (84,661)      (32,456)
Provision for loss on marketable equity securities and investment
   related costs ............................................................     (14,342)         (5,824)       (1,370)
Other (expense) income, net .................................................      (4,961)           (833)          367
                                                                                ---------       ---------      --------
       Net loss before minority interest ....................................    (215,645)       (127,369)      (67,427)

Minority interest in subsidiaries ...........................................       1,685           4,358           421
                                                                                ---------       ---------      --------
       Net loss before extraordinary charge .................................    (213,960)       (123,011)      (67,006)

Extraordinary charge for early retirement of debt ...........................     (79,091)             --            --
                                                                                ---------       ---------      --------
       Net loss .............................................................   $(293,051)      $(123,011)     $(67,006)
                                                                                =========       =========      ========

            The accompanying notes are an integral part of these consolidated financial statements.

                                        UNITED INTERNATIONAL PROPERTIES, INC.
                                     CONSOLIDATED STATEMENTS OF PARENT'S DEFICIT
                                      (Stated in thousands, except share amounts)



                                        Common Stock    Additional    Unrealized      Cumulative
                                       ---------------   Paid-In    Gain (Loss) on    Translation    Accumulated
                                       Shares   Amount   Capital      Investment      Adjustments      Deficit       Total
                                       ------   ------  ----------  --------------    -----------    -----------   ---------
Balances, February 28, 1995 ........    100      $--    $ 30,481      $  1,566        $    410       $ (31,922)    $    535

Capital contribution from parent ...     --       --      31,188            --              --              --       31,188
Unrealized loss on investment ......     --       --          --        (2,755)             --              --       (2,755)
Change in cumulative translation
  adjustments ......................     --       --          --            --          (4,705)             --       (4,705)
Net loss ...........................     --       --          --            --              --         (67,006)     (67,006)
                                        ---      ---    --------      --------        --------       ---------     ---------
Balances, February 29, 1996 ........    100       --      61,669        (1,189)         (4,295)        (98,928)     (42,743)

Gain on sale of stock by
  subsidiary .......................     --       --       5,898            --              --              --        5,898
Capital distribution to parent .....     --       --      (2,079)           --              --              --       (2,079)
Unrealized loss on investment ......     --       --          --        (4,880)             --              --       (4,880)
Change in cumulative translation
  adjustments ......................     --       --          --            --          (1,141)             --       (1,141)
Net loss ...........................     --       --          --            --              --        (123,011)    (123,011)
                                        ---      ---    --------      --------        --------       ---------     --------
Balances, February 28, 1997 ........    100       --      65,488        (6,069)         (5,436)       (221,939)    (167,956)

Issuance of warrants to purchase
  common stock of subsidiary .......     --       --       3,678            --              --              --        3,678
Gain on sale of stock by
  subsidiary .......................     --       --       7,614            --              --              --        7,614
Payoff of debt recorded at
  subsidiary level by parent -
  recorded as deemed capital
  contribution .....................     --       --     531,800            --              --              --      531,800
Capital distribution to parent,
  net ..............................     --       --     (98,621)           --              --              --      (98,621)
Change in unrealized gain (loss)
  on investments, net ..............     --       --          --        (1,593)             --              --       (1,593)
Provision for loss on marketable
  equity securities ................     --       --          --         8,013              --              --        8,013
Change in cumulative translation
  adjustments ......................     --       --          --            --         (38,401)             --      (38,401)
Net loss ...........................     --       --          --            --              --        (293,051)    (293,051)
                                        ---      ---    --------      --------        --------       ---------    ---------
Balances, February 28, 1998 ........    100      $--    $509,959      $    351        $(43,837)      $(514,990)   $ (48,517)
                                        ===      ===    ========      ========        ========       =========    =========

            The accompanying notes are an integral part of these consolidated financial statements.

                                    UNITED INTERNATIONAL PROPERTIES, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Stated in thousands)

                                                                                                     For the Years Ended
                                                                                         ------------------------------------------
                                                                                         February 28,    February 28,  February 29,
                                                                                             1998            1997          1996
                                                                                         ------------    ------------  ------------
Cash flows from operating activities:
Net loss ...........................................................................      $(293,051)      $(123,011)      $(67,006)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Extraordinary charge for early retirement of debt ...............................         79,091              --             --
   Equity in losses of affiliated companies ........................................         27,860          23,273         30,056
   Expenses paid by parent on behalf of the Company ................................         15,910           9,091         14,121
   Gain on sale of investments in affiliated companies .............................        (90,020)        (65,249)       (16,013)
   Minority interest share of losses ...............................................         (1,685)         (4,358)          (421)
   Depreciation and amortization ...................................................         85,204          38,566          1,117
   Accretion of interest on senior notes and amortization of deferred
     financing costs ...............................................................        104,311          73,695         31,175
   Provision for loss on marketable equity securities and investment
     related costs .................................................................         14,342           5,824          1,370
   Increase in subscriber receivables ..............................................         (2,513)           (991)            --
   Increase in management fee receivables from related parties .....................         (1,615)             --             --
   Decrease (increase) in other assets .............................................          7,471          (8,263)        (2,085)
   Increase in accounts payable, accrued liabilities and other .....................          9,905          25,595          5,150
                                                                                          ---------       ---------       --------
Net cash flows from operating activities ...........................................        (44,790)        (25,828)        (2,536)
                                                                                          ---------       ---------       --------
Cash flows from investing activities:
Purchase of short-term investments .................................................        (16,988)       (199,242)            --
Proceeds from sale of short-term investments .......................................         23,303         180,602             --
Restricted cash and short-term investments (deposited) released ....................         (9,115)          9,820         (3,220)
Investments in and advances to affiliated companies and other investments ..........        (64,540)       (100,247)      (122,207)
Proceeds from sale of investments in affiliated companies ..........................        211,125          43,098         12,823
Distribution received from affiliated company ......................................          1,248              --             --
Purchase of property, plant and equipment ..........................................       (106,776)       (204,187)        (7,658)
Proceeds from sale of property, plant and equipment ................................          5,332              --             --
(Decrease) increase in construction payables .......................................        (29,621)         38,331             --
Increase in notes receivable .......................................................             --          (5,557)        (7,000)
Repayments on notes receivable .....................................................         11,827          45,264             --
Reimbursement of advance to affiliate ..............................................             --            (698)           264
Acquisition, transaction and development costs incurred ............................         (3,322)         (6,802)        (4,621)
                                                                                          ---------       ---------       --------
Net cash flows from investing activities ...........................................         22,473        (199,618)      (131,619)
                                                                                          ---------       ---------       --------
Cash flows from financing activities:
Proceeds from offerings of senior discount notes ...................................         29,925         225,115             --
Deferred financing costs ...........................................................        (11,373)        (10,670)       (13,753)
Capital distribution to parent .....................................................       (123,230)        (11,170)            --
Payments received on receivable from parent, net ...................................         76,782              --        160,748
(Payment on) proceeds from note payable to parent ..................................        (37,500)         39,428             --
Payment of sellers note ............................................................        (46,351)        (11,856)            --
Cash contribution from minority interest partners ..................................         22,042              --             --
Borrowing of other debt ............................................................        233,210           7,263          9,820
Payments on capital leases and other debt ..........................................       (119,114)        (15,463)            --
                                                                                          ---------       ---------       --------
Net cash flows from financing activities ...........................................         24,391         222,647        156,815
                                                                                          ---------       ---------       --------

Effect of exchange rates on cash ...................................................           (190)          1,056           (140)
                                                                                          ---------       ---------       --------
Increase in cash and cash equivalents ..............................................          1,884          (1,743)        22,520
Cash and cash equivalents, beginning of period .....................................         20,880          22,623            103
                                                                                          ---------       ---------       --------
Cash and cash equivalents, end of period ...........................................      $  22,764       $  20,880       $ 22,623
                                                                                          =========       =========       ========

                                    UNITED INTERNATIONAL PROPERTIES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                            (Stated in thousands)

                                                                                         For the Years Ended
                                                                              ------------------------------------------
                                                                              February 28,   February 28,   February 29,
                                                                                  1998           1997           1996
                                                                              ------------   ------------   ------------
Non-cash investing and financing activities:
   Payoff of debt recorded at subsidiary level by parent -
     recorded as deemed capital contribution to subsidiary...................   $531,800       $     --        $    --
                                                                                ========       ========        =======
   Purchase money notes payable to sellers...................................   $ 52,061       $ 33,401        $    --
                                                                                ========       ========        =======
   Note received upon sale of investment in affiliated company...............   $     --       $ 35,000        $    --
                                                                                ========       ========        =======
   Gain on issuance of shares by subsidiaries................................   $  7,614       $     --        $    --
                                                                                ========       ========        =======
   Note received upon sale of assets.........................................   $  6,500       $     --        $    --
                                                                                ========       ========        =======
   Non-cash issuance of warrants by subsidiary to purchase subsidiary stock..   $  3,678       $     --        $    --
                                                                                ========       ========        =======
   Conversion of notes receivable to equity investment.......................   $  6,908       $     --        $    --
                                                                                ========       ========        =======
   Change in unrealized loss on investment..................................    $ (1,593)      $ (4,880)       $(2,755)
                                                                                ========       ========        =======
   Non-cash stock issuance for purchase of 50% interest in Saturn............   $     --       $  7,800        $    --
                                                                                ========       ========        =======
   Assets acquired with capital leases.......................................   $     --       $  3,632        $    --
                                                                                ========       ========        =======
   Issuance of preferred stock utilized in purchase of additional 40%
     interest in Austar......................................................   $     --       $     --        $29,840
                                                                                ========       ========        =======
Supplemental cash flow disclosures:
   Cash paid for interest....................................................   $  7,497       $    870        $ 1,018
                                                                                ========       ========        =======
   Cash received for interest................................................   $  2,376       $  4,936        $ 9,278
                                                                                ========       ========        =======
Sale of Argentine systems:
Working capital, net of cash relinquished of $2,133..........................   $ (3,319)      $     --        $    --
Investments in affiliated companies..........................................     83,535             --             --
Property, plant and equipment and other long-term assets.....................      4,560             --             --
Goodwill and other intangible assets.........................................     60,727             --             --
Purchase money notes (assumed by the buyers).................................    (24,398)            --             --
Gain on sale.................................................................     90,020             --             --
                                                                                --------       --------        -------
Cash received from sale......................................................   $211,125       $     --        $    --
                                                                                ========       ========        =======
Acquisition of Bahia Blanca system:
Working capital, including cash acquired of $97..............................   $     --       $ 14,752        $    --
Property, plant and equipment and other long-term assets.....................         --         (4,051)            --
Goodwill and other intangible assets.........................................         --        (63,464)            --
Purchase money notes and other debt..........................................         --         26,381             --
                                                                                --------       --------        -------
Total cash paid..............................................................   $     --       $(26,382)       $    --
                                                                                ========       ========        =======

            The accompanying notes are an integral part of these consolidated financial statements.

                      UNITED INTERNATIONAL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF FEBRUARY 28, 1998 AND 1997
                     (Monetary amounts stated in thousands)

1.   ORGANIZATION AND NATURE OF OPERATIONS

     United International Properties, Inc. ("UIPI" or the "Company"), a wholly-owned subsidiary of United International Holdings, Inc. ("UIH") was formed on September 21, 1994 in connection with the transaction contemplated by UIH's offering of 14% senior secured discount notes (the "Senior Notes").

     Under UIH's offering of the Senior Notes, UIH contributed to UIPI, UIH's interests in certain operating properties and early stage projects in Latin America and Asia/Pacific. UIPI will hold all of UIH's future investments and development projects in Latin America and Asia/Pacific. The accompanying financial statements have been prepared on a basis of reorganization accounting as though UIPI had performed all foreign development activities and made all acquisitions of the foreign multi-channel television interests in Latin America, Asia and the South Pacific since inception. UIPI reflected all of the transfers from UIH as a capital contribution from parent in the accompanying consolidated financial statements.

     In connection with the Senior Notes offering, UIH pledged UIPI's stock and intercompany receivables from UIPI as collateral to noteholders under the Senior Notes indenture. Accordingly, UIH "pushed down" the Senior Notes indebtedness to UIPI for purposes of its standalone financial statements. Initially, UIPI recorded the push down of the Senior Notes as a receivable from UIH, as a significant portion of the cash proceeds from the offerings of Senior Notes was initially retained at the parent company level. Subsequent cash contributions to UIPI by UIH, whether contributed for additional equity investments or for the funding of normal operations, are accounted for as a reduction of the intercompany receivable balance. The receivable from parent totaled $0 and $76,782 as of February 28, 1998 and 1997, respectively.

     The following chart presents a summary of the Company's significant investments in multi-channel television and telephony operations as of February 28, 1998.

**********************************************************************************************
*                                                                                            *
*                                           UIH                                              *
*                                                                                            *
**********************************************************************************************
                                             *
                                       100%  *
**********************************************************************************************
*                                                                                            *
*                          United International Properties, Inc. ("UIPI")                    *
*                                                                                            *
**********************************************************************************************
                                             *
                  ***************************************************************
             98%  *                          *  100%                            *
*************************************** ************************** ***************************
*UIH Asia/Pacific Communications, Inc.* * UIH Latin America, Inc.* *        Other UIPI       *
*              ("UAP")*               * *        ("UIH LA")      * *                         *
*************************************** ************************** *Hungary:                 *
                   *                         *                     * Monor Communications    *
             100%  *                         *                     *  Group, Inc.            *
*************************************** ************************** *  ("Monor")         48.6%*
*     UIH Australia/Pacific, Inc.     * *Brazil:                 * *Ireland:                 *
*             ("UIH A/P")             * * TV Cabo e Communicacoes* * Tara Television         *
*************************************** *  de Jundiai, S.A.      * *  Limited ("Tara")  75.0%*
                   *                    *  ("Jundiai")      46.3%* *Spain/Portugal:          *
                   *                    * TV Show Brasil,        * * Ibercom, Inc.           *
*************************************** *  S.A. ("TVSB")(3) 45.0%* *  ("IPS")           33.5%*
*Australia:                           * *Chile:                  * ***************************
* CTV Pty Limited ("CTV") and         * * VTR Hipercable S.A.    *
*  STV Pty Limited ("STV")            * *  ("VTRH")         34.0%*
*  (collectively, "Austar")(1)  100.0%* *Mexico:                 *
* Austar Satellite Pty Limited        * * Tele Cable de Morelos, *
*  ("Austar Satellite")         100.0%* *  S.A. de C.V.          *
* United Wireless Pty Limited         * *  ("Megapo")       49.0%*
*  ("United Wireless")          100.0%* *Peru:                   * ***************************
* XYZ Entertainment Pty Limited       * * TV Cable, S.R. Ltda    * *      * Other UAP        *
*  ("XYZ Entertainment")         25.0%* *  ("Tacna")       100.0%* *                         *
*Tahiti:                              * * Cable Star S.A.        * *China:                   *
* Telefenua S.A.                      * *  ("Cable Star")   99.2%* * Hunan International TV  *
*  ("Telefenua")(2)              90.0%* *Latin American          * *  Communications Company *
*New Zealand:                         * *Programming:            * *  Limited ("HITV")  49.0%*
* Saturn Communications Limited       * * United Family          * *Philippines:             *
*  ("Saturn")                    65.0%* *  Communications LLC    * * Sun Cable Systems       *
*                                     * *  ("UFC")          50.0%* *  ("Sun Cable")(4)  40.0%*
*************************************** ************************** ***************************
                                              127

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) UIH A/P holds an effective 100% economic interest in Austar through a combination of ordinary and convertible debentures.
(2) UIH A/P owns an effective 90% economic interest in Telefenua. UIH A/P's economic interest will decrease to 75% and 64% once UIH A/P has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.
(3) In January 1998, UIH LA increased its ownership interest in TVSB to 45%, and on April 15, 1998 exercised its option to purchase the remaining 55% interest in TVSB for approximately $12,000, subject to receipt of required regulatory approvals.
(4) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40% equity ownership interest in the Philippines operating company. In April 1998, Sun Cable and SkyCable ("Sky") formed a joint venture, which has become the second largest multiple system operator in the Philippines and the largest MSO outside Manila. The Company holds an effective 19.6% interest in this joint venture, which is owned 49% by Sun Cable and 51% by Sky.

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

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises majority control and owns a majority economic interest, except when the Company has temporary majority control. The Company began consolidating United Wireless effective September 1, 1995. Due to the Company's acquisition of the majority economic interest in Austar in late December 1995, the Company began consolidating Austar's balance sheet effective December 31, 1995 and its operations effective January 1, 1996. The Company recognized equity losses from its investment in Austar through December 31, 1995. For the first six months of the year ended February 28, 1997, the Company accounted for Saturn under the equity method. The Company began consolidating the operations of Saturn effective July 1, 1996. In September 1996, UIH LA contributed its wholly-owned subsidiaries in Chile in exchange for a 34% interest in VTRH. Prior to the formation of the joint venture, the Company accounted for these Chilean investments under the equity method. For the first nine months of the year ended February 28, 1998, the Company accounted for its investments in Comodoro, Trelew and Santa Fe, Argentina under the equity method, due to an expected joint venture in Argentina. This joint venture was abandoned due to the sale of these interests in October 1997. All significant intercompany accounts and transactions have been eliminated in consolidation. All affiliated companies have calendar year-ends, compared to the Company which has fiscal year-ends of February 28, 1998 ("Fiscal 1998"), February 28, 1997 ("Fiscal 1997") and February 29, 1996 ("Fiscal 1996"). The Company records its share of equity in income (losses) of affiliated companies or consolidates the affiliated companies based on the affiliated companies' calendar year-end results.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents include cash and investments with original maturities of less than three months. Short-term investments include commercial paper, corporate bonds and government securities which have maturities greater than three months. Short-term investments are classified as available-for-sale, and are reported at fair market value.

RESTRICTED CASH AND SHORT-TERM INVESTMENTS

     Cash held as collateral for letters of credit and other loans is classified based on the expected expiration of such facilities. Cash held in escrow and restricted to a specific use is classified based on the expected timing of such disbursement.

COSTS TO BE REIMBURSED BY AFFILIATED COMPANIES

     The Company incurs costs on behalf of affiliated companies, such as expatriate salaries and benefits, travel and professional services. These costs are reimbursed by the affiliated companies.

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

For those investments in companies in which the Company's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and the Company exerts

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its percentage interest in each affiliate's net tangible assets.

MARKETABLE  EQUITY   SECURITIES,   INCLUDING  OTHER  INVESTMENTS  IN  AFFILIATED
COMPANIES

     The cost method of accounting is used for the Company's other investments in affiliated companies in which the Company's ownership interest is less than 20% and where the Company does not exert significant influence, except for those investments in marketable equity securities. The Company classifies its investments in marketable equity securities in which its interest is less than 20% and where the Company does not exert significant influence as available-for-sale and reports such investments at fair market value. Unrealized gains and losses are charged or credited to equity, and realized gains and losses and other than temporary declines in market value are included in operations.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. All subscriber equipment and capitalized installation labor are depreciated using the straight-line method over estimated useful lives of three years. Upon disconnection of a subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off and accounted for as additional depreciation expense. Multi-channel multi-point distribution systems ("MMDS") distribution facilities and cable distribution networks are depreciated using the straight-line method over estimated useful lives of five to ten years. Office equipment, furniture and fixtures, buildings and leasehold improvements are depreciated using the straight-line method over estimated useful lives of three to ten years.

     Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

GOODWILL AND OTHER INTANGIBLE ASSETS

     The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized on a straight-line basis over 15 years. The acquisition of MMDS licenses has been recorded at cost, and amortization expense is computed using the straight-line method over the term of the license.

RECOVERABILITY OF TANGIBLE AND INTANGIBLE ASSETS

     The Company evaluates the carrying value of all tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset if the asset is expected to be held and used, which would be computed using discounted cash flows. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

DEFERRED FINANCING COSTS

     Costs to obtain debt financing are capitalized and amortized over the life of the debt facility using the effective interest method.

LICENSE FEES

     The acquisition of MMDS licenses has been recorded at cost, and amortization expense is computed using the straight-line method over the term of the license. In Australia, the cost to acquire these licenses for a five-year period is being amortized over the remaining license period. The licenses are renewable every five years. In Tahiti, the license rights are amortized over a 10-year period.

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

REVENUE RECOGNITION

     Monthly service revenues are recognized as revenue in the period the related services are provided to the subscribers. Installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, with the remainder deferred and amortized over the average subscriber period. To the extent installation fees exceed direct selling costs, the excess would be deferred and amortized over the average contract period.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions which invest primarily in U.S. government instruments, commercial paper of prime quality, certificates of deposit and bankers acceptances guaranteed by banks or savings and loan associations which are members of the FDIC. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different countries worldwide.

INCOME TAXES

     The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets, liabilities and loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance if management believes it more likely than not they will not be realized.

STAFF ACCOUNTING BULLETIN NO. 51 ("SAB 51") ACCOUNTING POLICY

     Gains realized as a result of stock sales by the Company's subsidiaries are recorded in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of parent's (deficit) equity.

     Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

     Cash flows from the Company's operations in foreign countries are translated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not agree to changes in the corresponding balances on the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

     Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in, and loans payable that are linked to, a currency other than their own functional currency. In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the dollar.

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEW ACCOUNTING PRINCIPLES

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1997. SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Other comprehensive income includes cumulative translation adjustments and unrealized gains and losses on available-for-sale securities.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires that a public business enterprise report certain financial and descriptive information about its reportable segments. The Company plans to adopt SFAS 131 for the year ended February 28, 1999.

     The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.   ACQUISITIONS AND DISPOSITIONS

ARGENTINA

     In October 1996, the Company acquired 100% of two cable systems and 80% of a third system, serving the cities of Bahia Blanca and Punta Alta, for approximately $52,520. Under terms of the agreements, the Company had the option to acquire, or could have been required to purchase, the remaining 20% of the third system between April 24, 1998 and October 31, 1998. The Company had accrued $4,406 related to this option. The Company paid $26,382 in cash at the date of acquisition, with the remaining $26,138 to be paid over the following 18 months. Details of the net assets acquired, which were denominated in Argentine pesos and translated to U.S. dollars using the exchange rate on the date of acquisition, were as follows:

     Tangible assets.................................................  $ (4,051)
     Goodwill........................................................   (63,464)
     Cash............................................................       (97)
     Other...........................................................    (5,958)
     Accounts payable and accrued liabilities........................    20,807
     Notes payable...................................................       243
                                                                       ---------
                                                                        (52,520)
     Less purchase money notes.......................................    26,138
                                                                       --------
         Total cash paid.............................................  $(26,382)
                                                                       ========

       In April 1997, UIH LA acquired 100% of multi-channel television systems in Comodoro and Trelew, Argentina for a total purchase price of $27,900, of which $13,900 was paid at closing and the remaining $14,000 was due in 18 monthly installments beginning May 1997. Also in April 1997, UIH LA agreed to acquire up to an 80% equity interest in the multi-channel television systems located in Santa Fe, Parana and Galvez, Argentina for a total purchase price of $59,000. In April 1997, UIH LA closed the acquisition of the first 31% equity interest for a total purchase price of $23,000 and paid a $2,000 deposit to acquire the additional 38% equity interest by July 15, 1997 and the additional 11% equity interest by the end of July 1997. The total purchase price was paid 50% at closing and the balance was to be paid in monthly installments through June 2000.

     In October 1997, the Company completed the sale of all of its cable television assets in Argentina, including the regions of Bahia Blanca, Comodoro, Trelew and Santa Fe (the "Argentina Transaction"). The sale price for Bahia Blanca, Comodoro, Trelew and Santa Fe collectively was $268,200, of which
$25,300 consisted of remaining purchase money notes payable to sellers which were assumed by the buyers from the Company's original acquisition of Bahia Blanca in October 1996 and Comodoro, Trelew and Santa Fe in April 1997. From

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

this net sales price of $242,900, $29,600 was paid directly by the buyers to other minority interest shareholders, resulting in net proceeds to the Company of approximately $211,125. The payment was received in full in cash, except for an amount placed in escrow, subject to finalization of post-closing adjustments. The Company recognized a gain on the transaction of $90,020. Under the terms of its lending arrangements with a group of banks, the Company repaid from the proceeds of the sale all of its outstanding indebtedness under its bridge loan facility totaling $110,000 plus accrued interest. The remainder of the proceeds were distributed to UIH to fund a European acquisition.

TARA

     In October 1997, Tara issued shares to third parties in exchange for consideration totaling $2,476, thereby diluting the Company's interest in Tara from 100% to 75%. A gain of $1,629 recognized on the transaction was credited to additional paid-in capital in accordance with SAB 51.

NET SAO PAULO

     During the year ended February 28, 1994, the Company acquired a 20% interest in Cabodinamica TV Cabo Sao Paulo S.A. ("Net Sao Paulo"). During the year ended February 28, 1995, through a series of transactions, the Company increased its ownership to 34%. In August 1996, the Company sold its 34% interest in Net Sao Paulo for $43,098 in cash and a $35,000 note receivable which was collected during Fiscal 1997. The Company recognized a gain of $65,249 on the transaction.

STX, CABLEVISION AND VTRH

       In June 1995, UIH LA completed an acquisition of 65% of Red de Television y Servicios por Cable S.A. ("STX"), a Chilean company which owned and operated eight cable television systems in Northern Chile. The purchase price was $25,918. In June 1996, UIH LA acquired the remaining 35% of STX for $24,000. The Company acquired an initial 50% interest in Cablevision S.A. ("Cablevision") in January 1994 for $3,900. In January 1996, UIH LA increased its ownership in Cablevision to 100% for approximately $22,100. UIH LA contributed its interests in STX and Cablevision in exchange for a 34% interest in VTRH in September 1996. Prior to the formation of VTRH, the Company accounted for its investments in Cablevision and STX under the equity method.

       UIH LA is currently involved in a revaluation of the properties contributed to VTRH, which may result in a reallocation of interests. Management believes its interest in VTRH will increase as a result of the revaluation process. Pursuant to the terms of a loan agreement, VTRH is prohibited from paying dividends or otherwise disposing of its shares.

AUSTAR

     The Company acquired, through directly and indirectly held interests, an effective 50% economic interest in the two companies that comprise Austar in 1994. In December 1995, the Company increased its effective economic interest in Austar to 90%. The Company paid $15,240 in cash and issued 170,513 shares of its convertible preferred stock having an initial liquidation value of $29,840 for the additional 40% effective economic interest. Details of the net assets acquired, which were denominated in Australian dollars and translated to U.S. dollars using the exchange rate on the day of the acquisition, were as follows:

     Tangible assets.................................................   $18,267
     Intangible assets...............................................     8,643
     Receivables, prepaids and other.................................     2,704
     Cash............................................................     7,222
     Accounts payable and accrued liabilities........................    (6,140)
     Other debt......................................................      (890)
     Minority shareholders' interest.................................    (2,363)
     Net investment prior to acquisition of 40%......................   (27,153)
                                                                        -------
         Net assets..................................................       290
     Goodwill........................................................    44,790
                                                                        -------
         Total consideration.........................................   $45,080
                                                                        =======

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In May 1996, the Company increased its economic interest in Austar to 94% which was subsequently increased to 96%. In October 1996, the Company acquired the remaining 4% economic interest in Austar for $7,920. The Company's ownership interests are comprised of direct and indirect holdings of convertible debentures and ordinary shares of CTV and STV. The Company began consolidating Austar for balance sheet purposes effective December 31, 1995 and for income statement purposes effective January 1, 1996. Prior to these dates, the Company accounted for its investments in CTV and STV under the equity method.

     The Company invested approximately $53,009, $161,375 and $50,848 into Austar during Fiscal 1998, 1997 and 1996, respectively. As of February 28, 1998, the Company's cumulative investment in Austar, including amounts paid to acquire interests from other shareholders, totaled approximately $284,935.

SATURN

     In July 1994, the Company acquired a 50% interest in Kiwi Communications Limited, which subsequently changed its name to Saturn. Saturn is constructing a wireline multi-channel television system in New Zealand, primarily in the greater Wellington area. In July 1996, the Company acquired the remaining 50% interest in Saturn in exchange for a 2.6% interest in UIH A/P which was valued at approximately $7,800. The holder of this 2.6% interest in UIH A/P subsequently exchanged it for a 2% interest in UAP. Details of the net assets acquired, which were determined in New Zealand dollars and translated to U.S. dollars using the exchange rate on the day of the acquisition, were as follows:

     Tangible assets..................................................   $8,509
     Receivables, prepaids and other..................................      373
     Cash.............................................................      708
     Accounts payable and accrued liabilities.........................   (1,430)
     Net investment prior to acquisition of 50%.......................   (9,133)
                                                                         ------
         Net assets...................................................     (973)
     Goodwill.........................................................    8,773
                                                                         ------
         Total consideration..........................................   $7,800
                                                                         ======

     In July 1997, SaskTel Holdings (New Zealand), Inc. ("SaskTel") purchased a 35% equity interest in Saturn by investing approximately New Zealand $29,900 ($19,566) directly into Saturn for its newly-issued shares, thereby reducing the Company's equity interest in Saturn to 65%. A gain of $5,985 recognized on the transaction was credited to additional paid-in capital in accordance with SAB
51. As of February 28, 1998, the Company's cumulative investment in Saturn totaled approximately $42,161.

TELEFENUA

     In January 1995, the Company acquired an initial 90% economic interest in Telefenua in exchange for a cash contribution into Telefenua of $6,060, the contribution of a note and accrued interest due to the Company of $817 and equipment leased to Telefenua totaling $2,039. Details of the net assets acquired, which were denominated in French Pacific francs and translated to U.S. dollars using the exchange rate on the day of acquisition, were as follows:

     Tangible assets.................................................   $ 4,213
     Intangible assets...............................................     1,835
     Other...........................................................       107
     Cash............................................................     6,181
     Accounts payable and accrued liabilities........................      (783)
     Due to affiliate................................................    (2,110)
     Minority shareholders' interest.................................      (527)
                                                                         ------
         Total consideration.........................................    $8,916
                                                                         ======

     The purchase price was allocated to the net assets acquired based on relative fair market values. The Company's consolidated revenues, expenses and net loss after intercompany eliminations related to Telefenua for the year ended December 31, 1995 totaled $1,882, $5,438 and $3,556, respectively.

     The Company's economic interest will decrease to 75% and 64% once the Company has received a 20% and 40% internal rate of return on its investment in Telefenua, respectively. Since March 1995, Telefenua has operated the only

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

multi-channel subscription television system on the islands of Tahiti and Moorea in French Polynesia. Through its majority ownership of UIH SFCC LP, a Colorado limited partnership that holds 100% of the preferred stock of Societe Francaise des Communications et du Cable S.A. ("SFCC"), which in turn is the parent company of Telefenua, the Company has the right to appoint three of the six board members. Furthermore, by agreement with the common shareholders, the Company has the right to appoint a fourth director.

     As of February 28, 1998, the Company's cumulative investment in Telefenua totaled approximately $16,738. The Company is currently evaluating the potential sale of its interest in Telefenua.

     The territorial government of Tahiti (in French Polynesia) has legally challenged the decree and authority of the Conseil Superieur de l'Audiovisuel ("CSA") to award Telefenua the authorizations to operate an MMDS service in French Polynesia. The French Polynesian's challenge to France's authority to award Telefenua an MMDS license in Tahiti was upheld by the Conseil d'Etat, the supreme administrative court of France. The territorial government of Tahiti has brought an action in French court seeking cancellation of the MMDS licenses awarded by the CSA to Telefenua, although no such cancellation has yet taken place. There can be no assurance that if the existing authorization is nullified a new authorization will be obtained. If Telefenua does not obtain a new authorization, there is no assurance that Telefenua will receive any restitution. In addition, any available restitution could be limited and could take years to obtain.

XYZ ENTERTAINMENT

     In October 1994, the Company and Century Communications Corporation ("Century") formed XYZ Entertainment, an Australian proprietary company incorporated in New South Wales. In June 1995, the Company and Century formed the 50/50 joint venture Century United Programming Ventures Pty Limited
("CUPV"), an Australian corporation, to hold their investments in XYZ Entertainment. In September 1995, a 50% interest in XYZ Entertainment was sold to a third party, thereby diluting the Company's indirect interest in XYZ Entertainment to 25%. UIH A/P recognized a gain on the sale of $4,132.

TV-CABO RIO TELECOMUNICACOES, S.A.

     In January 1996, the Company completed the sale of its 25% interest in a company that held multi-channel television licenses for Rio de Janeiro, Brazil for approximately $13,500. The Company had invested a total of approximately $1,619 in this company prior to the sale, resulting in a gain on sale of approximately $11,881.

MEGAPO

     In June 1995, the Company completed its acquisition of Megapo. The Company advanced Megapo $12,000 as of February 28, 1995, which was converted to equity at closing and paid an additional $19,600 (for a total purchase price of $31,600) for a 49% interest in four operating subsidiaries and a 39.2% interest in a fifth operating subsidiary of Megapo.

PRO FORMA FINANCIAL INFORMATION, FISCAL 1998, FISCAL 1997 AND FISCAL 1996

     The following unaudited pro forma condensed consolidated operating results for the years ended February 28, 1998 and 1997 give effect to the Argentina Transaction as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information and notes thereto do not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                                 For the Year Ended               For the Year Ended
                                                                  February 28, 1998                February 28, 1997
                                                             --------------------------       --------------------------
                                                             Historical    Pro Forma(1)       Historical    Pro Forma(2)
                                                             ----------    ------------       ----------    ------------
     Total revenue.........................................  $  88,644      $  71,017         $  30,771      $  26,386
                                                             =========      =========         =========      =========
     Net operating loss....................................  $(139,081)     $(138,908)        $ (84,507)     $ (83,086)
                                                             =========      =========         =========      =========
     Net loss before extraordinary charge..................  $(213,960)     $(295,469)        $(123,011)     $(120,534)
                                                             =========      =========         =========      =========
     Net loss..............................................  $(293,051)     $(374,560)        $(123,011)     $(120,534)
                                                             =========      =========         =========      =========

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     (1) Represents elimination of historical statement of operations balances for the Argentina systems and elimination of the gain recorded on the Argentina Transaction.

     (2) Represents elimination of historical statement of operations balances for Bahia Blanca.

     The following unaudited pro forma condensed consolidated operating results for the years ended February 28, 1997 and February 29, 1996 give effect to the disposition of the 34% interest in Net Sao Paulo, as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information and notes thereto do not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                                For the Year Ended               For the Year Ended
                                                                 February 28, 1997                February 29, 1996
                                                            --------------------------       --------------------------
                                                            Historical    Pro Forma(1)       Historical    Pro Forma(2)
                                                            ----------    ------------       ----------    ------------
     Total revenue......................................... $  30,771      $  30,771          $  1,883       $  1,883
                                                            =========      =========          ========       ========
     Net operating loss.................................... $ (84,507)     $ (84,507)         $(20,859)      $(20,859)
                                                            =========      =========          ========       ========
     Net loss.............................................. $(123,011)     $(186,471)         $(67,006)      $(61,169)
                                                            =========      =========          ========       ========

     (1) Represents elimination of historical statement of operations balances related to Net Sao Paulo and elimination of the gain recorded on sale.

     (2) Represents elimination of historical statement of operations balances related to Net Sao Paulo.

     The following unaudited pro forma information for the year ended February 29, 1996 gives effect to the acquisition of the additional 40% economic interest in Austar, the acquisition of the additional 50% economic interest in Saturn, the acquisition of United Wireless, the disposition of the 25% interest in XYZ Entertainment, the acquisition of the 65% interest in STX, and the acquisition of the 49% interest in Megapo as if each had occurred on January 1, 1995. The pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                                                                  For the Year Ended
                                                                                                   February 29, 1996
                                                                                              ------------------------
                                                                                              Historical     Pro Forma
                                                                                              ----------     ---------
     Total revenue..........................................................................  $  1,883       $  1,783
                                                                                              ========       ========
     Net operating loss.....................................................................  $(20,859)      $(36,444)
                                                                                              ========       ========
     Net loss...............................................................................  $(67,006)      $(80,033)
                                                                                              ========       ========

4.   CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

                                                                 As of February 28, 1998
                                                --------------------------------------------------------------
                                                                    Restricted
                                                                     Cash and
                                                Cash and Cash       Short-Term        Short-Term
                                                 Equivalents        Investments       Investments       Total
                                                -------------       -----------       -----------      -------
     Cash...............................           $22,764             $5,524           $    --        $28,288
     Certificates of deposit............                --                 --             8,399          8,399
     Commercial paper...................                --                 --             3,926          3,926
     Government securities..............                --              3,591                --          3,591
                                                   -------             ------           -------        -------
                                                   $22,764             $9,115           $12,325        $44,204
                                                   =======             ======           =======        =======

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                As of  February 28, 1997
                                               ---------------------------------------------------------------
                                                                     Restricted
                                                                      Cash and
                                               Cash and Cash         Short-Term       Short-Term
                                                Equivalents          Investments      Investments       Total
                                               -------------         -----------      -----------      -------
     Cash...............................           $10,072               $ --           $    --        $10,072
     Commercial paper...................             4,400                 --                --          4,400
     Corporate bonds....................                --                 --             3,000          3,000
     Government securities..............             6,408                 --            15,640         22,048
                                                   -------               ----           -------        -------
                                                   $20,880               $ --           $18,640        $39,520
                                                   =======               ====           =======        =======

     Generally, the Company's short-term investments mature within twelve months from the date of purchase except for certain short-term investments which are repriced periodically to reduce interest rate risk.

5. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                   As of February 28, 1998
                                   ---------------------------------------------------------------------------------------
                                      Investments in           Cumulative Equity      Cumulative
                                      and Advances to        in Income (Losses) of    Translation     Valuation
                                   Affiliated Companies      Affiliated Companies     Adjustments     Allowance    Total
                                   --------------------      ---------------------    -----------     ---------  ---------
Europe
------
   Monor........................         $ 27,182                 $(13,161)            $ (6,256)        $ --     $  7,765
   IPS.........................            13,920                   (7,261)                 (95)          --        6,564

Asia/Pacific
------------
   XYZ Entertainment(1).........           18,610                  (18,720)                110            --           --
   Sun Cable....................           12,336                   (1,023)             (2,783)           --        8,530
   HITV.........................            6,073                     (236)                  7            --        5,844

Latin America
-------------
   VTRH.........................           92,754                  (10,327)              (4,262)          --       78,165
   Megapo.......................           31,248                   (1,313)              (1,604)          --       28,331
   UFC..........................           12,099                   (7,487)                  --           --        4,612
   TVSB.........................            7,132                   (3,771)                  --           --        3,361
   Jundiai......................            6,652                     (788)                  --           --        5,864

Other...........................              182                       --                   --           --          182
-----                                    --------                 --------             --------         ----     --------
                                         $228,188                 $(64,087)            $(14,883)        $ --     $149,218
                                         ========                 ========             ========         ====     ========

(1)  Includes an accrued  funding  obligation of $406 at December 31, 1997.  The
     Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the requested fundings.

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                   As of February 28, 1997
                                   ----------------------------------------------------------------------------------------
                                     Investments in             Cumulative Equity      Cumulative
                                     and Advances to          in Income (Losses) of    Translation    Valuation
                                   Affiliated Companies       Affiliated Companies     Adjustments    Allowance      Total
                                   --------------------       ---------------------    -----------    ---------    --------
Europe
------
   Monor........................         $ 27,182                 $ (8,221)             $(4,575)      $    --      $ 14,386
   IPS..........................           11,187                   (4,734)                  --            --         6,453

Asia/Pacific
------------
   XYZ Entertainment(1).........           16,202                  (16,312)                 110            --            --
   Sun Cable....................            9,748                     (366)                 155            --         9,537
   HITV.........................            6,073                      (16)                  --            --         6,057

Latin America
-------------
   VTRH.........................           82,010                   (2,122)              (1,502)           --        78,386
   Megapo.......................           32,491                     (727)              (1,420)           --        30,344
   TVSB.........................            6,132                   (2,860)                  --            --         3,272
   Jundiai......................            4,984                   (1,214)                  --            --         3,770
   UFC..........................            1,739                      (10)                  --            --         1,729

Other...........................            3,119                   (1,051)                  --        (2,068)           --
-----                                    --------                 --------              -------       -------      --------
                                         $200,867                 $(37,633)             $(7,232)      $(2,068)     $153,934
                                         ========                 ========              =======       =======      ========

(1) Includes an accrued funding obligation of $1,270 at December 31, 1996. The Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the requested fundings.

     As of February 28, 1998 and 1997, the Company had the following differences related to the excess of cost over the net tangible assets acquired included in the above table. Such differences are being amortized over 15 years.

                                                     As of February 28, 1998              As of February 28, 1997
                                                  ----------------------------        ------------------------------
                                                     Basis        Accumulated            Basis           Accumulated
                                                  Difference      Amortization        Difference        Amortization
                                                  ----------      ------------        ----------        ------------
Europe
------
Monor.......................................       $ 3,838         $(1,125)             $ 3,959           $  (837)
IPS.........................................           651             (53)                 115               (10)

Latin America
-------------
VTRH........................................        11,368          (1,211)              17,505              (363)
Megapo......................................        21,528          (4,307)              23,661            (2,583)
TVSB........................................         2,361            (895)               2,953              (680)
Jundiai.....................................           540            (172)                 393               (87)
UFC.........................................           439             (63)                 439               (10)
                                                   -------         -------              -------           -------
     Total..................................       $40,725         $(7,826)             $49,025           $(4,570)
                                                   =======         =======              =======           =======

     Condensed financial information for the Company's significant equity investees is presented below.

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VTRH

     Condensed financial information for VTRH stated in U.S. dollars is as follows:

                                                                                               As of December 31,
                                                                                           --------------------------
                                                                                             1997              1996
                                                                                           --------          --------
     Cash..........................................................................        $ 11,788          $  3,450
     Goodwill, net.................................................................         123,278           132,834
     Property, plant and equipment, net............................................         173,264           160,184
     Other assets..................................................................          78,276            29,439
                                                                                           --------          --------
         Total assets..............................................................        $386,606          $325,907
                                                                                           ========          ========

     Accounts payable and accrued liabilities......................................        $ 24,642          $ 25,924
     Bank debt.....................................................................         165,160           100,371
     Related party debt............................................................             404            25,204
     Shareholders' equity..........................................................         196,400           174,408
                                                                                           --------          --------
         Total liabilities and shareholders' equity................................        $386,606          $325,907
                                                                                           ========          ========

                                                                                              For the Years Ended
                                                                                                   December 31,
                                                                                           --------------------------
                                                                                             1997              1996
                                                                                           --------          --------
     Revenue.......................................................................        $114,318          $ 70,717
     Operating, selling, general and administrative expense........................         (92,970)          (61,084)
     Depreciation and amortization.................................................         (22,707)          (14,192)
                                                                                           --------          --------
         Net operating loss........................................................          (1,359)           (4,559)
     Other.........................................................................         (19,252)           (8,928)
                                                                                           --------          --------
         Net loss..................................................................        $(20,611)         $(13,487)
                                                                                           ========          ========

MONOR

     In September 1994, the Company acquired a 47.6% (which was subsequently increased to 48.6%) net equity interest in Monor which indirectly owns a controlling interest in a local-loop telephony concession for the region of Monor, Hungary. Condensed consolidated income statement data, derived from audited consolidated financial statements for Monor and its subsidiaries which were audited by Coopers & Lybrand LLP, stated in U.S. dollars, was as follows:

                                                                                                 For the Year Ended
                                                                                                  December 31, 1995
                                                                                                 ------------------
     Revenue.................................................................................         $ 5,508
     Operating, selling, general and administrative expense..................................          (6,179)
     Depreciation and amortization...........................................................          (2,851)
                                                                                                      -------
         Net operating loss..................................................................          (3,522)
     Interest, net...........................................................................            (835)
     Foreign currency loss...................................................................          (5,408)
     Other...................................................................................             463
                                                                                                      -------
         Net loss............................................................................         $(9,302)
                                                                                                      =======

CTV

     In September 1994, the Company began to fund its 40% economic interest in CTV, an Australian company that holds MMDS licenses in Australia. The Company then acquired an additional 10% economic interest in CTV from another shareholder for $5,613. In December 1995, the Company purchased an additional 40% economic interest in CTV, which increased its economic interest to 90%, and accordingly, the Company has consolidated CTV since December 31, 1995 (see Note

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3). Condensed consolidated income statement data for CTV, stated in U.S. dollars, was as follows:

                                                                                                 For the Year Ended
                                                                                                  December 31, 1995
                                                                                                 ------------------
     Revenue.................................................................................         $   433
     Operating, selling, general and administrative expense..................................          (4,804)
     Depreciation and amortization...........................................................          (1,113)
                                                                                                      -------
         Net operating loss..................................................................          (5,484)
     Interest, net...........................................................................             914
     Other...................................................................................             245
                                                                                                      -------
         Net loss............................................................................         $(4,325)
                                                                                                      =======

STV

     In October 1994, the Company began to fund its 50% economic interest in STV, an Australian company that holds MMDS licenses in Australia. In December 1995, the Company purchased an additional 40% economic interest in STV, which increased its economic interest to 90%, and accordingly, the Company has consolidated STV since December 31, 1995 (see Note 3). Condensed consolidated income statement data for STV, stated in U.S. dollars, was as follows:

                                                                                                 For the Year Ended
                                                                                                  December 31, 1995
                                                                                                 ------------------
     Revenue.................................................................................         $     10
     Operating, selling, general and administrative expense..................................           (2,670)
     Depreciation and amortization...........................................................             (158)
                                                                                                      --------
         Net operating loss..................................................................           (2,818)
     Interest, net...........................................................................              315
                                                                                                      --------
         Net loss............................................................................         $(2,503)
                                                                                                      =======

XYZ ENTERTAINMENT

     In October 1994, the Company and Century formed XYZ Entertainment, an Australian proprietary company incorporated in New South Wales. In June 1995, the Company and Century formed a 50/50 joint venture to hold their investments in XYZ Entertainment. In September 1995, a 50% interest in XYZ Entertainment was sold to a third party, thereby diluting the Company's indirect interest in XYZ Entertainment to 25%. Condensed consolidated income statement data for XYZ Entertainment stated in U.S. dollars, which is derived from financial statements audited by Deloitte Touche Tohmatsu, was as follows:

                                                                                                 For the Year Ended
                                                                                                  December 31, 1995
                                                                                                 ------------------
     Revenue.................................................................................        $  1,266
     Operating, selling, general and administrative expense..................................         (27,511)
     Depreciation and amortization...........................................................          (2,662)
                                                                                                     --------
         Net operating loss..................................................................         (28,907)
     Interest, net...........................................................................             145
                                                                                                     --------
         Net loss............................................................................        $(28,762)
                                                                                                     ========

NET SAO PAULO

     During fiscal 1994, the Company acquired a 20% interest in Net Sao Paulo. During fiscal 1995, through a series of transactions, the Company increased its ownership to 34%. Condensed consolidated income statement data for Net Sao Paulo

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     derived from audited financial statements which were audited by Price Waterhouse stated in U.S. dollars, was as follows (the report of other auditors referred to above with respect to Net Sao Paulo indicates there is substantial doubt about Net Sao Paulo's ability to continue as a going concern):

                                                                                                 For the Year Ended
                                                                                                  December 31, 1995
                                                                                                 ------------------
     Revenue.................................................................................        $12,016
     Operating expense.......................................................................        (10,786)
     Selling, general and administrative expense.............................................         (9,753)
     Depreciation and amortization...........................................................         (2,957)
                                                                                                     -------
         Net operating loss..................................................................        (11,480)
     Interest, net...........................................................................         (2,625)
     Foreign currency loss...................................................................             (6)
                                                                                                     --------
         Net loss............................................................................        $(14,111)
                                                                                                     ========

MEGAPO

     In June 1995, UIH LA completed its acquisition of Megapo. UIH LA had advanced Megapo $12,000 as of February 28, 1995, which was converted to equity at closing and paid an additional $19,600 (for a total purchase price of $31,600) for a 49% interest in four operating subsidiaries and a 39.2% interest in a fifth operating subsidiary of Megapo. Condensed combined income statement data, derived from audited financial statements for Megapo which were audited by Galaz, Gomez Morfin, Chavero, Yamazaki, stated in U.S. dollars, was as follows:

                                                                                                 For the Year Ended
                                                                                                  December 31, 1995
                                                                                                 ------------------
     Revenue.................................................................................        $11,672
     Operating, selling, general and administrative expense..................................         (6,814)
     Depreciation and amortization...........................................................         (1,558)
                                                                                                     -------
         Net operating income................................................................          3,300
     Interest, net...........................................................................            243
     Foreign currency gain...................................................................          1,848
     Other...................................................................................         (1,809)
                                                                                                     -------
         Net income..........................................................................        $ 3,582
                                                                                                     =======

6.   PROPERTY, PLANT AND EQUIPMENT

                                                                                                   As of
                                                                                                February 28,
                                                                                         --------------------------
                                                                                           1998              1997
                                                                                         --------          --------
     Subscriber premises equipment and converters...............................         $160,728          $126,007
     MMDS distribution facilities...............................................           55,093            57,074
     Cable distribution networks................................................           22,460            22,795
     Office equipment, furniture and fixtures...................................           11,279             9,874
     Buildings and leasehold improvements.......................................            5,729             7,132
     Other......................................................................           23,498            23,882
                                                                                         --------          --------
                                                                                          278,787           246,764
         Accumulated depreciation...............................................          (80,103)          (28,554)
                                                                                         --------          --------
         Net property, plant and equipment......................................         $198,684          $218,210
                                                                                         ========          ========

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   NOTE PAYABLE TO PARENT

     UIH provides certain administrative, financial reporting and other services to the Company, which has no separate employees of its own. In addition, UIH Management, Inc. ("UIH Management"), a wholly-owned subsidiary of the Company, has executed technical assistance agreements with various operating systems, pursuant to which UIH Management provides various management and technical services to these operating systems for a fee equal to a percentage of that operating system's gross revenue. UIH has appointed certain of its employees to serve in senior management positions at the operating systems. The operating systems reimburse UIH for certain direct costs incurred by UIH, including salaries and benefits relating to these senior management positions.

Included in the note payable to parent are the following:

                                                                                                       As of
                                                                                                    February 28,
                                                                                              ------------------------
                                                                                                1998            1997
                                                                                              -------         --------
    Note payable to parent, including accrued interest of $9,155 and $4,978,
       respectively...................................................................        $38,993         $34,816
     Subordinated note payable to parent, including accrued interest of $1,173........             --          38,673
     Other bridge loans payable to parent.............................................             --           2,626
                                                                                              -------         -------
                                                                                              $38,993         $76,115
                                                                                              =======         =======

     In December 1995, UIH loaned the Company $29,838 in connection with the purchase of the remaining interest of Austar. The loan accrues interest at 14% per annum. Although the terms of the loan state that it is due on demand, UIH does not intend to demand payment during the next fiscal year. Therefore, the loan and related accrued interest are classified as long-term.

     In February 1997, UIH made a bridge loan to UIH LA of $37,500. Interest on the note accrued at LIBOR plus 6%. In November 1997, UIH LA repaid the note plus interest with proceeds from the Argentina Transaction.

8.   SENIOR SECURED NOTES AND OTHER DEBT

                                                                                                     As of
                                                                                                  February 28,
                                                                                          --------------------------
                                                                                            1998              1997
                                                                                          --------          --------
     November 1994 14% senior secured discount notes, net of unamortized discount.......  $    179          $264,985
     November 1995 14% senior secured discount notes, net of unamortized discount.......       129            90,161
     February 1996 14% senior secured discount notes, net of unamortized discount.......        60            55,193
     May 1996 14% UIH A/P senior discount notes, net of unamortized discount............   278,662           245,182
     September 1997 14% UIH A/P senior discount notes, net of unamortized discount......    30,461                --
     Austar Bank Facility (as defined below)............................................    71,531                --
     UIH LA Revolving Credit Facility (as defined below)................................    33,000                --
     Vendor financed equipment at Saturn................................................     3,730                --
     Note payable to a company, interest at 1.5% above the rate published by a certain
       Chilean bank, principal and interest due quarterly until June 1998, secured by
       shares of STX....................................................................     1,857             5,447
     Capitalized lease obligations......................................................     3,439             4,959
     Mortgage note, interest at 7.548%, 7-year term.....................................     1,094             1,467
                                                                                          --------          --------
                                                                                           424,142           667,394
       Less current portion.............................................................   (36,682)           (5,177)
                                                                                          --------          --------
       Total senior secured notes and other debt........................................  $387,460          $662,217
                                                                                          ========          ========

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOVEMBER 1994 14% SENIOR SECURED DISCOUNT NOTES

     In November 1994, the Company sold 394,000 units consisting of $394,000 14% senior secured discount notes due November 15, 1999 (the "1994 Notes") and 394,000 warrants, including related put rights (the "Warrants") to purchase a total of 1,786,699 shares of Class A Common Stock at a price of $15 per share for net proceeds of $192,771. At any time between January 31, 1996 and March 1, 1996, the Warrant holders had the right to require the Company to repurchase all or a part of the Warrants for $28.34 per Warrant. Holders of the Warrants required the Company to purchase 76,070 Warrants to purchase 344,932 shares of Class A Common Stock for a cost of $2,156 on March 1, 1996. The remaining value assigned to the Warrants of $9,011 was reclassified to additional paid-in capital on March 1, 1996. The remaining 317,930 outstanding Warrants (representing 1,441,739 shares of Class A Common Stock) are exercisable at any time before November 15, 1999. The 1994 Notes are deemed, for accounting purposes, to accrete interest at a rate of 15.24% compounded semi-annually and no cash interest payments will be made prior to maturity on November 15, 1999. On February 5, 1998 all but $230 principal amount at maturity 1994 Notes were redeemed in connection with the issuance of the 1998 Notes (as defined in Note
9).

NOVEMBER 1995 14% SENIOR SECURED DISCOUNT NOTES

     In November 1995, the Company sold 130,000 14% senior secured notes (the "1995 Notes"). The 1995 Notes were issued at a discount from their principal amount of $130,000, resulting in net proceeds to the Company of $63,886. The 1995 Notes accrete interest at a rate of 14.0% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999. On February 5, 1998, all but $162 principal amount at maturity 1995 Notes were redeemed in connection with the issuance of the 1998 Notes.

FEBRUARY 1996 14% SENIOR SECURED DISCOUNT NOTES

     In February 1996, the Company sold 75,350 14% senior secured notes (the "1996 Notes"). The 1996 Notes were issued at a discount from their principal amount of $75,350, resulting in net proceeds to the Company of $47,356. The 1996 Notes are deemed, for accounting purposes, to accrete interest at a rate of 11.875% compounded semi-annually. No cash interest payments will be made prior to maturity on November 15, 1999. On February 5, 1998, all but $73 principal amount at maturity 1996 Notes were redeemed in connection with the issuance of the 1998 Notes.

MAY 1996 14% UIH A/P SENIOR DISCOUNT NOTES

     On May 14, 1996, UIH A/P received total gross proceeds of $225,115 from the private placement of $443,000 aggregate principal amount of the 14% senior discount notes (the "UIH A/P 1996 Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The UIH A/P 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as UIH A/P consummates an issuance of its capital stock resulting in gross proceeds to UIH A/P of at least $70,000 (an "Equity Sale"). Due to this increase in the interest rates, the UIH A/P 1996 Notes will accrete to a principal amount of $455,574 if an Equity Sale is not consummated prior to May 15, 2001, the date cash interest begins to accrue.

SEPTEMBER 1997 14% UIH A/P SENIOR DISCOUNT NOTES

     On September 23, 1997, the Company received total gross proceeds of $29,925 from the private placement of $45,000 aggregate principal amount of 14% senior discount notes, which were issued at a premium (the "UIH A/P 1997 Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as UIH A/P consummates an Equity Sale. Due to this increase in interest rates, the UIH A/P 1997 Notes will accrete to a principal amount of $46,277 if an Equity Sale is not consummated prior to May 15, 2001, the date cash interest begins to accrue.

     On November 17, 1997, pursuant to the terms of the indentures governing the UIH A/P 1996 Notes and the UIH A/P 1997 Notes (collectively, the "UIH A/P Notes"), UIH A/P issued warrants to purchase 488,000 shares of its common stock, which represented 3.4% of its common stock. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5,100 upon exercise. The warrants are exercisable through May 15, 2006. The warrants were valued at $3,678 and have been reflected as an additional discount to the UIH A/P Notes on a pro-rata basis and as an increase in additional paid-in capital.

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AUSTAR BANK FACILITY

     In July 1997, Austar secured a financing facility from a bank for a senior syndicated term debt facility in the amount of Australian $("A$")200,000 (the "Austar Bank Facility"). The proceeds of the Austar Bank Facility have been and will be used to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility and
(iii) A$90,000 term loan facility. This term loan facility will be available to the extent that any drawdown, if added to the existing aggregate outstanding balance under sub-facilities (i) and (ii), would not exceed five times annualized cash flows, and upon Austar having achieved and maintained total subscribers of at least 200,000. All of Austar's assets are pledged as collateral for the Austar Bank Facility. In addition, pursuant to the Austar Bank Facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, Austar will be permitted to make these types of payments, subject to certain debt to cash flow ratios. The working capital facility is fully repayable on June 30, 2000. The cash advance facility is fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004. As of December 31, 1997, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($71,531 converted using the December 31, 1997 exchange rate). Although management does not expect to meet the requirements for drawing down the term loan facility during 1998, they have engaged the lender under the Austar Bank Facility in a discussion regarding an amendment to the Austar Bank Facility. If approved, such an amendment would allow Austar to draw all or a portion of the A$90,000 term loan facility in advance of the time period currently envisioned. There can be no assurance, however, that such an amendment will ultimately be approved.

UIH LA REVOLVING CREDIT FACILITY

     On April 24, 1997, UIH LA entered into a credit agreement with a bank for a loan of up to $125,000 for a term of nine months, extendible up to a maximum of 18 months at an interest rate of LIBOR plus 6% (the "UIH LA Credit Agreement"). In October 1997, UIH LA repaid the outstanding balance of $110,000 under this credit agreement with the proceeds from the Argentina Transaction (see Note 3). In November 1997, UIH LA entered into an amended and restated credit agreement with a bank for a revolving credit facility of up to $40,000 (the "UIH LA Revolving Credit Facility"). Borrowings under this facility must be repaid within 12 months and bear interest at a rate of LIBOR plus 3.5%. The facility is extendable up to 18 months with (i) an increase in the interest rate of 50 basis points for each three-month period it is extended beyond the initial 12-month term and (ii) cash fees of 0.75% and 1.50% if it is extended to 15 and 18 months, respectively. The borrowings under the UIH LA Revolving Credit Facility are secured by all of UIH LA's capital stock and substantially all of its assets. In addition, UIH LA must maintain on deposit with the bank a compensating balance, restricted as to use, of 8% of the outstanding loan balance. As of February 28, 1998, UIH LA had an outstanding balance of $33,000 under this facility and a restricted cash balance of $3,591. Under the terms of the UIH LA Revolving Credit Facility, UIH LA must use any proceeds from the sale of Latin American assets to repay this note. Proceeds from the loan were paid as a dividend by UIH LA to the Company and on to UIH and were primarily used by UIH to fund an acquisition. UIH LA repaid $25,000 of the UIH LA Revolving Credit Facility subsequent to February 28, 1998 (see Note 14).

FAIR VALUE OF SENIOR SECURED NOTES AND OTHER DEBT

     Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                                                                                               Fair
                                                                                         Book Value         Market Value
                                                                                         ----------         ------------
     As of February 28, 1998:
       1994 Notes...................................................................     $    179            $    179
       1995 Notes...................................................................          129                 129
       1996 Notes...................................................................           60                  60
       UIH A/P 1996 Notes...........................................................      278,662             292,380
       UIH A/P 1997 Notes...........................................................       30,461              29,700
       Austar Bank Facility.........................................................       71,531              71,531
       UIH LA Revolving Credit Facility.............................................       33,000              33,000
       Other debt...................................................................       10,120              10,120
                                                                                         --------            --------
           Total....................................................................     $424,142            $437,099
                                                                                         ========            ========

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                                               Fair
                                                                                         Book Value         Market Value
                                                                                         ----------         ------------
     As of February 28, 1997:
       1994 Notes...................................................................     $264,985            $289,590
       1995 Notes...................................................................       90,161              95,550
       1996 Notes...................................................................       55,193              55,382
       UIH A/P 1996 Notes...........................................................      245,182             230,360
       Other debt...................................................................       11,873              11,873
                                                                                         --------            --------
           Total....................................................................     $667,394            $682,755
                                                                                         ========            ========

DEBT MATURITIES

     The maturities of the Company's debt are as follows:
         Fiscal 1999.........................................................................       $ 36,982
         Fiscal 2000.........................................................................          3,352
         Fiscal 2001.........................................................................         37,560
         Fiscal 2002.........................................................................         12,671
         Fiscal 2003 and thereafter..........................................................        334,015
                                                                                                    --------
                                                                                                     324,580
                Future finance charges for capitalized lease obligations.....................           (438)
                                                                                                    --------
                Total........................................................................       $424,142
                                                                                                    ========

9.   PARENT'S DEFICIT

COMMON STOCK

     Authorized capital consists of 1,000 shares of Common Stock, $.01 par value, 100 shares issued and outstanding, held by UIH. Such shares have been pledged as collateral under UIH's senior secured discount notes.

UIH FEBRUARY 1998 10.75% SENIOR SECURED DISCOUNT NOTES

     On February 5, 1998, UIH sold $1,375,000 principal amount at maturity of 10.75% senior secured discount notes due 2008 (the "1998 Notes"). The 1998 Notes were issued at a discount from the principal amount at maturity, resulting in gross proceeds to UIH of approximately $812,200.

     UIH used approximately $531,800 of the proceeds from the 1998 Notes to complete a tender offer for UIH's existing 14% senior secured discount notes due 1999 (collectively, the "Old Notes") and the consent solicitation that UIH conducted concurrently therewith. UIH commenced the tender offer on January 7, 1998, and the tender offer expired on February 4, 1998, with over 99.8% of the Old Notes being validly tendered. UIH subsequently purchased $500 principal amount at maturity of the Old Notes on the open market, leaving approximately $465 principal amount at maturity outstanding as of February 28, 1998. The Old Notes redeemed had an aggregate accreted value of approximately $466,200 as of February 5, 1998. This tender premium of approximately $65,600, combined with the write-off of unamortized deferred financing costs and other transaction related costs totaling approximately $13,500, resulted in an extraordinary charge of approximately $79,100.

     The remaining Old Notes will mature on November 15, 1999. Holders of the 1998 Notes and the remaining outstanding Old Notes share a first-priority security interest in the stock and intercompany notes to UIH of UIPI. The 1998 Notes are senior secured obligations of UIH that rank senior in right of payment to all future subordinated indebtedness of UIH and rank pari passu in right of payment with the Old Notes. The 1998 Notes are effectively subordinated to all future indebtedness and other liabilities and commitments of UIH's subsidiaries. Under the terms of the indenture governing the 1998 Notes (the "Indenture"), UIH's subsidiaries are generally prohibited and/or restricted from incurring any lien against their assets other than liens incurred in the ordinary course of business, from paying dividends, and from making investments in entities that are not "restricted" by the terms of the Indenture. UIH has the option to invest in "unrestricted entities" in an aggregate amount equal to the sum of $100,000 plus the aggregate amount of net cash proceeds from sales of equity, net of payments made on its preferred stock plus net proceeds from certain litigation settlements. The Indenture generally prohibits UIH from incurring additional indebtedness with the exception of a general allowance of

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$75,000 for debt maturing on or after February 15, 2008, certain guarantees totaling $15,000, refinancing indebtedness, normal indebtedness to restricted affiliates and other letters of credit in the ordinary course of business.

CUMULATIVE TRANSLATION ADJUSTMENTS

       During the year ended February 28, 1998, the Company recorded a change in cumulative translation adjustments of $38,401, primarily due to the strengthening of the U.S. dollar compared to the Australian dollar of approximately 22%, resulting in a translation adjustment during the period of approximately $25,876.

10.  COMMITMENTS

     The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled $3,494, $2,342 and $0 for the years ended February 28, 1998, February 28, 1997, and February 29, 1996, respectively.

     The Company has operating lease obligations and other non-cancelable commitments as follows:

         Fiscal 1999.........................................................................           $2,810
         Fiscal 2000.........................................................................            2,184
         Fiscal 2001.........................................................................            1,654
         Fiscal 2002.........................................................................            1,477
         Fiscal 2003 and thereafter..........................................................            1,451
                                                                                                        ------
                Total........................................................................           $9,576
                                                                                                        ======

     The Company has MMDS license fees and programming license fees payable annually as follows:

         Fiscal 1999.........................................................................           $2,212
         Fiscal 2000.........................................................................            1,686
         Fiscal 2001.........................................................................            1,444
         Fiscal 2002.........................................................................              153
         Fiscal 2003 and thereafter..........................................................               --
                                                                                                        ------
                Total........................................................................           $5,495
                                                                                                        ======

     As of December 31, 1997, Saturn had contractual arrangements with certain vendors committing it to make capital expenditures of $2,613, primarily relating to network distribution equipment. The majority of this amount will be vendor financed.

     Austar Satellite has a five-year agreement with Optus Networks Pty Limited ("Optus Networks") to lease a 54 MHz transponder, including the eight channel programming package which is the most widely-distributed programming package in Australia (the "Core Package"). Pursuant to the agreement, which commenced September 1, 1997, Austar Satellite will pay approximately $393 per month in satellite service fees to Optus Networks. Satellite fees payable annually are approximately as follows:

         Fiscal 1999.........................................................................          $ 4,716
         Fiscal 2000.........................................................................            4,716
         Fiscal 2001.........................................................................            4,716
         Fiscal 2002.........................................................................            4,716
         Fiscal 2003.........................................................................            3,144
                                                                                                       -------
                                                                                                       $22,008
                                                                                                       =======

     UIH and certain of its employees serving as senior management in the Company's operating companies are parties to employment agreements, typically with terms of three to five years. The agreements generally provide for a specified base salary as well as a bonus set at a specified percentage of the base salary. The bonus is based on the performance of the respective company and the employee. The agreements often provide for the grant of an incentive interest equal to a percentage of the residual equity value of the respective

                    UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

company, which is typically defined as the fair market value of the business less net liabilities and a reasonable return on shareholders' investment. The Company has recorded a liability for the estimated amount of the bonus earned during the years ended February 28, 1998 and 1997. The employment agreements generally also provide for cost of living differentials, relocation and moving expenses, automobile allowances and income tax equalization payments, if necessary, to keep the employee's tax liability the same as it would be in the United States.

11.  CONTINGENCIES

     The Company is not a party to any material legal proceedings other than described below, nor is it currently aware of any other threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

     In April 1997, following a trial in the United States District Court for the District of Colorado, the Company obtained a jury verdict against The Wharf (Holdings) Limited ("Wharf Holdings"), its wholly-owned subsidiary, Wharf Communications Investments Limited and Wharf Holdings' deputy chairman, Stephen Ng, on claims of securities fraud, fraud, breach of fiduciary duty, breach of contract and negligent misrepresentation, and was awarded $67,000 in compensatory damages and $58,500 in exemplary damages. In May 1997, the Court awarded prejudgment interest of $28,200, and entered judgment on the verdicts. In October 1997, the Court denied the defendants' motion for a reduction in the amount of damages, for a new trial, and/or for a judgment as a matter of law. On November 4, 1997, the defendants appealed the judgment to the United States Court of Appeals for the Tenth Circuit. On December 31, 1997, Wharf Holdings filed a separate appeal to the Tenth Circuit related to the contempt sanctions that the District Court imposed as a result of Wharf Holdings' refusal to turn over certain assets in satisfaction of the judgment. On January 29, 1998, Wharf Holdings posted a $173,500 supersedeas bond to secure the judgment entered in favor of the Company. Although the Company intends to vigorously defend the appeals, there can be no assurance that the judgment will be affirmed or that the damages will be collected.

12.  INCOME TAXES

     In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for foreign income taxes paid or accrued. Because the Company must calculate its foreign tax credit separately for dividends received from each foreign corporation in which the Company owns 10% to 50% of the voting stock, and because of certain other limitations, the Company's ability to claim a foreign tax credit may be limited, particularly with respect to dividends paid out of earnings subject to a high rate of foreign income tax. Generally, the Company's ability to claim a foreign tax credit is limited to the amount of U.S. taxes the Company pays with respect to its foreign source income. In calculating its foreign source income, the Company is required to allocate interest expense and overhead incurred in the United States between its United States and foreign activities. Accordingly, to the extent United States borrowings are used to finance equity contributions to its foreign subsidiaries, the Company's ability to claim a foreign tax credit may be significantly reduced. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings. The Company has an ownership interest in Telefenua and Cable Star which are located in Tahiti and Peru, respectively, with which the United States does not have income tax treaties. As a result, the Company may be subject to increased withholding taxes on dividend distributions and other payments from those entities and also may be subject to double taxation with respect to income generated by those entities.

     The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to accounting for equity in income (losses) of affiliated companies, the non-consolidation of its consolidated foreign subsidiaries for United States tax purposes and the current non-deductibility of interest expense on UIH A/P's senior notes. Since the Company holds the majority of its foreign investments through affiliates which hold investments accounted for under the equity method in foreign corporations, taxable income (loss) generated by these affiliated companies does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $79,000 and $47,000 at February 28, 1998 and 1997, respectively) in investments in affiliated companies which in turn have investments in foreign corporations.

                   UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The   Company's   United  States  tax  net   operating   losses,   totaling
approximately $172,000 at February 28, 1998, expire beginning in 2004 through 2013. The significant components of the net deferred tax asset are as follows:

                                                                                               As of
                                                                                            February 28,
                                                                                     --------------------------
                                                                                       1998              1997
                                                                                     --------          --------
     Deferred Tax Assets:
     -------------------
         Tax net operating loss carryforward of consolidated foreign
           subsidiaries(1)........................................................   $ 70,196          $25,539
         Company's U.S. tax net operating loss carryforward.......................     65,525           29,803
         Accrued interest expense on the UIH A/P Notes............................     18,856            7,826
         Acquisition, transaction and development costs...........................         --            1,044
         Investment valuation allowance and other.................................      2,605              405
         Basis difference in marketable equity securities.........................      3,192            2,367
         Deferred compensation and severance......................................        144              614
         Other....................................................................        149              469
                                                                                     --------          -------
              Total deferred tax assets...........................................    160,667           68,067
         Valuation allowance......................................................   (160,667)         (67,615)
                                                                                     --------          -------
              Deferred tax assets, net of valuation allowance.....................         --              452

     Deferred Tax Liabilities:
     ------------------------
         Other....................................................................         --             (452)
                                                                                     --------          -------
              Total deferred tax liabilities......................................         --             (452)
                                                                                     --------          -------
              Deferred tax assets, net............................................   $     --          $    --
                                                                                     ========          =======

     (1)  For   Australian   income  tax  purposes,   the  net  operating   loss
          carryforward may be limited in the event of a change in the business.


     Of the Company's consolidated net loss before extraordinary charge, $123,004 is derived from the Company's foreign operations. The difference between income tax expense provided in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

                                                                                        For the Years Ended
                                                                           ----------------------------------------------
                                                                           February 28,     February 28,     February 29,
                                                                               1998             1997             1996
                                                                           ------------     ------------     ------------

     Expected income tax benefit at the U.S. statutory rate of 35%          $(74,886)         $(43,054)        $(23,452)
     Tax effect of permanent and other differences:
       Change in valuation allowance..............................            65,257            37,453           13,931
       Book/tax basis differences associated with foreign
         investments..............................................            12,119            10,400           11,722
       State tax, net of federal benefit..........................            (6,419)           (4,920)          (2,680)
       International rate differences.............................              (515)             (181)              --
       Non-deductible interest accretion on the UIH A/P Notes.....             2,145               973               --
       Amortization of licenses...................................             1,312               625              214
       Non-deductible expenses and other..........................               987            (1,296)             265
                                                                            --------          --------         --------
       Total income tax benefit...................................          $     --          $     --         $     --
                                                                            ========          ========         ========

13.  SEGMENT INFORMATION

     The Company's reportable segments are the various geographic regions in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are managed separately because each geographic region presents different marketing strategies and technology issues

                   UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as well as distinct economic climates and regulatory constraints. The Company has selected the following reportable segments: UAP, UIH LA and Corporate and Other, including operating systems not included in the two main regions, various holding companies and consolidating eliminations.

     The Company's segment information is as follows:

                                                                     As of and for the Year Ended
                                                                          February 28, 1998
                                                          ----------------------------------------------
                                                                                    Corporate
                                                             UAP        UIH LA      and Other     Total
                                                          --------     --------     ---------   --------
Service and other revenue .............................   $  68,961    $ 19,090    $      51    $  88,102
Management fee income from related parties ............   $    --      $    154    $     388    $     542
System operating expense ..............................   $ (50,006)   $ (9,208)   $  (3,672)   $ (62,886)
Selling, general and administrative expense ...........   $ (56,917)   $(18,314)   $  (4,404)   $ (79,635)
Depreciation and amortization .........................   $ (80,802)   $ (3,503)   $    (899)   $ (85,204)
Equity in losses of affiliated companies, net .........   $  (3,285)   $(16,203)   $  (7,283)   $ (26,771)
Gain on sale of investments in affiliated companies ...   $      --    $ 90,020    $      --    $  90,020
Interest income, including related party income .......   $   1,725    $  1,341    $    (498)   $   2,568
Interest expense, including related party expense .....   $ (44,016)   $(16,563)   $ (62,499)   $(123,078)
Extraordinary charge for early retirement of debt .....   $      --    $     --    $ (79,091)   $ (79,091)
Net (loss) income .....................................   $(170,735)   $ 19,404    $(141,720)   $(293,051)
Cash and cash equivalents .............................   $  12,355    $  5,227    $   5,182    $  22,764
Investments in and advances to affiliated companies,
   accounted for under the equity method, net .........   $  14,556    $120,334    $  14,328    $ 149,218
Property, plant and equipment, net ....................   $ 183,101    $  6,541    $   9,042    $ 198,684
Total assets ..........................................   $ 294,545    $147,267    $  32,617    $ 474,429

                                                                     As of and for the Year Ended
                                                                          February 28, 1997
                                                          -----------------------------------------------
                                                                                    Corporate
                                                             UAP        UIH LA      and Other      Total
                                                          --------     --------     ---------    --------
Service and other revenue .............................   $  24,977    $   5,267    $      --    $  30,244
Management fee income from related parties ............   $      35    $     527    $     (35)   $     527
System operating expense ..............................   $ (22,357)   $  (2,578)   $  (1,864)   $ (26,799)
Selling, general and administrative expense ...........   $ (36,877)   $  (6,533)   $  (6,503)   $ (49,913)
Depreciation and amortization .........................   $ (36,269)   $  (1,789)   $    (508)   $ (38,566)
Equity in losses of affiliated companies, net .........   $  (5,665)   $  (8,794)   $  (8,814)   $ (23,273)
Gain on sale of investments in affiliated companies ...   $      --    $  65,249    $      --    $  65,249
Interest income, including related party income .......   $   4,635    $   1,940    $     (95)   $   6,480
Interest expense, including related party expense .....   $ (20,756)   $  (2,953)   $ (60,952)   $ (84,661)
Net (loss) income .....................................   $ (88,549)   $  29,315    $ (63,777)   $(123,011)
Cash and cash equivalents .............................   $  19,259    $   1,024    $     597    $  20,880
Investments in and advances to affiliated companies,
   accounted for under the equity method, net .........   $  15,594    $ 117,501    $  20,839    $ 153,934
Property, plant and equipment, net ....................   $ 193,170    $  13,718    $  11,322    $ 218,210
Total assets ..........................................   $ 338,761    $ 206,941    $ 135,218    $ 680,920

                   UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                          For the Year Ended
                                                                          February 29, 1996
                                                          ----------------------------------------------
                                                                                    Corporate
                                                             UAP        UIH LA      and Other     Total
                                                          --------    --------      ---------   --------
Service and other revenue ..............................  $  1,883    $     --      $     --    $  1,883
Management fee income from related parties..............  $     20    $     --      $    (20)   $     --
System operating expense ...............................  $ (3,145)   $     --      $    (85)   $ (3,230)
Selling, general and administrative expense ............  $ (5,356)   $ (3,255)     $ (9,784)   $(18,395)
Depreciation and amortization ..........................  $ (1,003)   $     (4)     $   (110)   $ (1,117)
Equity in losses of affiliated companies, net ..........  $(16,498)   $(10,354)     $ (3,204)   $(30,056)
Gain on sale of investments in affiliated
   companies............................................  $  4,132    $ 11,881      $     --    $ 16,013
Interest income, including related party income.........  $    298    $    455      $    181    $    934
Interest expense, including related party expense ......  $    (30)   $   (793)     $(31,633)   $(32,456)
Net loss ...............................................  $(19,060)   $ (4,865)     $(43,081)   $(67,006)

14.  SUBSEQUENT EVENTS

UIH LOAN

     On March 25, 1998, UIH LA executed a $50,000 promissory note with UIH. The note bears interest at 10.75% per annum on the outstanding balance and is due on demand. The note is convertible into shares of common stock of UIH LA at $8.48 per share and is subordinate to the UIH LA Revolving Credit Facility. As of March 31, 1998, UIH LA had borrowed $31,721 under the note, the proceeds of which were used to reduce the UIH LA Revolving Credit Facility by $25,000 and for general corporate use.

SUBSIDIARY STOCK OPTION PLANS

     In March 1998, UAP's Board of Directors approved a stock option plan (the "UAP Plan") which permits the grant of phantom stock options or the grant of stock options to purchase up to 1,600,000 shares of UAP's Class A Common Stock. The options vest in equal monthly increments over the four-year period following the date of grant. Concurrent with approval of the UAP Plan, UAP's Board granted a total of 918,500 phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of UAP stock and the option base price of $10 per share. Vesting of these phantom stock options was retroactive to June 6, 1997.

     In April 1998, UIH LA's Board of Directors approved a stock option plan (the " UIH LA Plan") which permits the grant of phantom stock options or the grant of stock options to purchase up to 1,631,000 shares of UIH LA's Class A Common Stock. The options vest in equal monthly increments over the four-year period following the date of grant. Concurrent with approval of the UIH LA Plan, UIH LA's Board granted a total of 1,475,500 phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of UIH LA stock and the option base prices in the range of $4.26 - $6.76 per share. Vesting of these phantom stock options was retroactive to June 6, 1997.

TVSB

     On April 15, 1998, the Company exercised its option to purchase an additional 55% interest in TVSB for approximately $12,000. The purchase price will be payable 50% upon approval by the Brazilian National Telecommunications Agency ("ANATEL"), which is expected prior to August 15, 1998, and 50% within one year of the date ANATEL approval is received.

                   UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AUSTRALIS

     In May 1998, Australis Media Limited ("Australis"), a major supplier of programming to Austar, was placed into receivership in Australia. As a result of the receivership and of the subsequent termination of various agreements on May 20, 21 and 22, 1998, Australis ceased to be a provider of programming and signal to Austar.

     On May 19, 1998, Austar entered into a 50/50 joint venture with Optus Vision Pty Limited ("Optus") for the ownership and operation of a satellite distribution platform. As of May 21, 1998, this platform was fully operational. In addition, Austar has signed agreements with Foxtel Management Pty Limited ("Foxtel") under which it will be provided with several channels currently carried by Austar, including the Core Package. These developments have caused only minor disruptions and changes in service to Austar's existing customer base.

     Also as of May 19, 1998, Austar was granted additional programming rights by Optus which would permit the carriage of certain channels of programming not previously available to Austar. The specific packages of service to be offered by Austar pursuant to these arrangements has not yet been concluded.

     Under the terms of the Austar Bank Facility, the termination of Austar's franchise agreements with Australis is an event of default if (i) the termination is initiated by Austar, (ii) the termination is not rectified within seven days and (iii) the termination would likely have a material adverse effect on Austar. Austar received the advance consent of the lenders under the Austar Bank Facility to terminate its franchise agreement with Australis, and such banks have not given notice that a termination would constitute a material adverse effect. Austar believes that, based upon its successful migration to the signal platform and programming agreements described above, there will be no such material adverse effect.

PROGRAMMING VENTURE:  UFC

     In 1997, UIH LA and International Family Entertainment ("IFE") created UFC which was owned 50% by UIH LA and 50% by IFE. In July 1997, UFC launched two channels of Spanish and Portuguese language family-oriented programming distributed via satellite throughout Latin America. In September 1997, Fox Kids International acquired IFE and UIH LA funded 100% of the cash requirements of UFC until May 1998. In May 1998, UIH LA acquired the 50% ownership interest from IFE and then entered into a joint venture with a division of Metro-Goldwyn-Mayer, Inc. ("MGM") to form MGM Networks Latin America LLC ("MGM Networks LA"). Under the terms of the joint venture, UIH LA contributed its 100% interest in UFC for a 50% interest in MGM Networks LA, and MGM acquired a 50% interest in MGM Networks LA by contributing its Brazil channel (MGM Gold Brazil) and committing to fund the first $9,900 ($6,700 of which was funded at closing) required by MGM Networks LA. MGM Networks LA has also entered into a trademark license agreement with MGM for the use of the MGM brand name and also into a program license agreement to acquire programming from MGM.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United International Holdings, Inc.:

       We have audited the accompanying consolidated balance sheets of UIH Europe, Inc. (a Delaware corporation) as of February 28, 1998 and 1997 and the related consolidated statements of operations, parent's equity and cash flows for the years ended February 28, 1998, February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UIH Europe, Inc. as of February 28, 1998 and 1997, and the results of its operations and its cash flows for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 in conformity with generally accepted accounting principles.



                                                ARTHUR ANDERSEN LLP


Denver, Colorado
May 25, 1998

                                                   UIH EUROPE, INC.
                                             CONSOLIDATED BALANCE SHEETS
                             (Stated in thousands, except share and per share amounts)

                                                                                                      As of
                                                                                                   February 28,
                                                                                             ------------------------
                                                                                               1998            1997
                                                                                             --------        --------
ASSETS
Current assets
   Cash and cash equivalents............................................................     $ 49,166        $     --
   Restricted cash......................................................................       11,000              --
   Subscriber receivables, net..........................................................        4,663              --
   Costs to be reimbursed by affiliated companies, net..................................        7,411              --
   Inventory............................................................................        6,455              --
   Other current assets.................................................................       12,028              --
                                                                                             --------         -------
       Total current assets.............................................................       90,723              --
Investments in and advances to affiliated companies, accounted for under the equity
   method, net..........................................................................      167,750          99,174
Marketable equity securities, at cost...................................................       33,074              --
Property, plant and equipment, net of accumulated depreciation of $3,675................      239,452              --
Goodwill and other intangible assets, net of accumulated amortization of $2,411.........      381,976              --
Deferred financing costs, net of accumulated amortization of $109.......................       11,853              --
Non-current restricted cash and other assets, net.......................................       25,105             352
                                                                                             --------         -------
       Total assets.....................................................................     $949,933         $99,526
                                                                                             ========         =======
LIABILITIES AND PARENT'S EQUITY
Current liabilities
   Accounts payable, including $6,056 of related party payables.........................     $ 60,242         $    24
   Accrued liabilities..................................................................       17,191              --
   Current portion of long-term debt....................................................      126,643              --
   Other current liabilities............................................................       12,986              --
                                                                                             --------         -------
       Total current liabilities........................................................      217,062              24

Long-term debt..........................................................................      497,039              --
Deferred taxes and other long-term liabilities..........................................       28,776              --
                                                                                             --------         -------
       Total liabilities................................................................      742,877              24
                                                                                             --------         -------

Minority interest in subsidiaries.......................................................        3,356              --
                                                                                             --------         -------
Parent's equity:
   Common stock, $0.01 par value,  1,000 shares  authorized,  100 and 100 shares issued and outstanding,  respectively (pledged as collateral under parent's
     senior secured notes)..............................................................           --              --
   Additional paid-in capital...........................................................      329,463         159,241
   Cumulative translation adjustments...................................................      (22,919)        (11,047)
   Accumulated deficit..................................................................     (102,844)        (48,692)
                                                                                             --------         -------
       Total parent's equity............................................................      203,700          99,502
                                                                                             --------         -------
Commitments and Contingencies (Notes 10 and 11)

       Total liabilities and parent's equity............................................     $949,933         $99,526
                                                                                             ========         =======

             The  accompanying notes are an integral part of these consolidated financial statements.

                                                  UIH EUROPE, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Stated in thousands)

                                                                                              For the Years Ended
                                                                                  -------------------------------------------
                                                                                  February 28,    February 28,   February 29,
                                                                                      1998            1997           1996
                                                                                  -------------   ------------   ------------
Service and other revenue ..............................................           $  9,945        $     --        $     --
Management fee income from related parties .............................                 --              --             283
                                                                                   --------        --------        --------
       Total revenue ...................................................              9,945              --             283

System operating expense ...............................................             (2,754)             --              --
System selling, general and administrative expense .....................             (3,418)             --              --
Corporate general and administrative expense ...........................             (7,320)         (4,693)         (1,459)
Depreciation and amortization ..........................................             (6,086)             --              --
                                                                                   --------        --------        --------
       Net operating loss ..............................................             (9,633)         (4,693)         (1,176)

Equity in losses of affiliated company, net ............................            (42,431)        (24,662)        (15,559)
Interest expense .......................................................             (2,045)             --              --
Other income, net ......................................................                 74              --              37
                                                                                   --------        --------        --------
       Net loss before minority interest ...............................            (54,035)        (29,355)        (16,698)

Minority interest in subsidiaries ......................................               (117)             --              --
                                                                                   --------        --------        --------
       Net loss ........................................................           $(54,152)       $(29,355)       $(16,698)
                                                                                   ========        ========        ========


             The  accompanying notes are an integral part of these consolidated financial statements.

                                                      UIH EUROPE, INC.
                                         CONSOLIDATED STATEMENTS OF PARENT'S EQUITY
                                         (Stated in thousands, except share amounts)


                                          Common Stock       Additional     Cumulative
                                        ---------------       Paid-In       Translation      Accumulated
                                        Shares   Amount       Capital       Adjustments        Deficit         Total
                                        ------   ------      ----------     ------------     -----------      --------
Balances, February 28, 1995.........     100     $ --        $  4,007        $     --         $  (2,639)      $  1,368

Capital contributions from parent,
  net...............................      --       --         150,190              --                --        150,190
Cumulative translation adjustments..      --       --              --          (3,758)               --         (3,758)
Net loss............................      --       --              --              --           (16,698)       (16,698)
                                         ---     ----        --------        --------         ---------       --------

Balances, February 29, 1996.........     100       --         154,197          (3,758)          (19,337)       131,102

Capital contributions from parent...      --       --           5,044              --                --          5,044
Cumulative translation adjustments..      --       --              --          (7,289)               --         (7,289)
Net loss............................      --       --              --              --           (29,355)       (29,355)
                                         ---     ----        --------        --------         ---------       --------

Balances, February 28, 1997.........     100       --         159,241         (11,047)          (48,692)        99,502

Capital contributions from parent...      --       --         170,222              --                --        170,222
Cumulative translation adjustments..      --       --              --         (11,872)               --        (11,872)
Net loss............................      --       --              --              --           (54,152)       (54,152)
                                         ---     ----        --------        --------         ---------       --------

Balances, February 28, 1998.........     100     $ --        $329,463        $(22,919)        $(102,844)      $203,700
                                         ===     ====        ========        ========         =========       ========

             The  accompanying notes are an integral part of these consolidated financial statements.

                                                       154

                                                   UIH EUROPE, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Stated in thousands)

                                                                                                  For the Years Ended
                                                                                       ------------------------------------------
                                                                                       February 28,   February 28,   February 29,
                                                                                           1998           1997           1996
                                                                                       ------------   ------------   ------------
Cash flows from operating activities:
Net loss .........................................................................      $ (54,152)      $(29,355)      $(16,698)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of affiliated company ........................................         42,431          24,662        15,559
   Minority interest share of income .............................................            117              --            --
   Depreciation and amortization .................................................          6,086              --            --
   Amortization of deferred financing costs ......................................            109              --            --
   Management fee receivables collected by parent and accounted for as a
     dividend to parent ..........................................................             --              --          (283)
   Allocation of general, administrative and other expenses accounted
     for as a net contribution of capital by parent ..............................          7,322           4,693         1,422
   Increase in subscriber receivables, net .......................................           (709)             --            --
   Decrease in other assets ......................................................            422              --            --
   Increase in accounts payable, accrued liabilities and other ...................          5,574              --            --
                                                                                        ---------       ---------      --------
Net cash flows from operating activities .........................................          7,200              --            --
                                                                                        ---------       ---------      --------
Cash flows from investing activities:
Investments in and advances to affiliated companies and other
  investments ....................................................................       (111,628)             --       (78,200)
Purchase of property, plant and equipment and other ..............................         (7,461)             --            --
                                                                                        ---------       ---------      --------
Net cash flows from investing activities .........................................       (119,089)             --       (78,200)
                                                                                        ---------       ---------      --------
Cash flows from financing activities:
Cash contribution from parent ....................................................        162,500              --        78,200
Borrowing of other debt ..........................................................            505              --            --
Payment of other debt ............................................................         (1,456)             --            --
                                                                                        ---------       ---------      --------
Net cash flows from financing activities .........................................        161,549              --        78,200
                                                                                        ---------       ---------      --------
Effect of exchange rates on cash .................................................           (494)             --            --
                                                                                        ---------       ---------      --------
Increase (decrease) in cash and cash equivalents .................................         49,166              --            --
Cash and cash equivalents, beginning of period ...................................             --              --            --
                                                                                        ---------       ---------      --------
Cash and cash equivalents, end of period .........................................      $  49,166       $      --      $     --
                                                                                        =========       =========      ========
Non-cash investing and financing activities:
   Capital contributions from parent, net ........................................      $   7,722       $   5,044      $ 71,990
                                                                                        =========       =========      ========
Supplemental cash flow disclosures:
   Cash paid for interest ........................................................      $      --       $      --      $     --
                                                                                        =========       =========      ========
   Cash received for interest ....................................................      $      --       $      --      $     --
                                                                                        =========       =========      ========
Initial investment in affiliated company:
   Cash ..........................................................................      $      --       $      --      $ 78,200
   Common stock of parent company ................................................             --              --        50,000
   Contribution of European and Israeli assets ...................................             --              --        22,242
                                                                                        ---------       ---------      --------
       Total investment ..........................................................      $      --       $      --      $150,442
                                                                                        =========       =========      ========
Acquisition of additional 50% interest in European subsidiary:
   Working capital, including cash acquired of $50,872 ...........................      $  (7,158)      $      --      $     --
   Investment in UIH Class A Common Stock ........................................        (33,074)             --            --
   Investments in affiliated companies ...........................................       (167,945)             --            --
   Property, plant and equipment and other long-term assets ......................       (273,988)             --            --
   Goodwill and other intangible assets ..........................................       (383,503)             --            --
   Elimination of UIH equity investment ..........................................         46,319              --            --
   Long-term debt ................................................................        624,633              --            --
   Other liabilities .............................................................         32,216              --            --
                                                                                        ---------       ---------      --------
   Total cash paid ...............................................................      $(162,500)      $      --      $     --
                                                                                        =========       =========      ========

             The  accompanying notes are an integral part of these consolidated financial statements.

                                                       155

                                UIH EUROPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF FEBRUARY 28, 1998 and 1997
                     (Monetary amounts stated in thousands)


1.   ORGANIZATION AND NATURE OF OPERATIONS

     UIH Europe, Inc., formerly known as Joint Venture, Inc. (the "Company" or "UIHE") was formed as a Delaware corporation in September 1989, for the purpose of developing, acquiring and managing European multi-channel television, programming and telephony operations. The Company is a wholly-owned subsidiary of United International Holdings, Inc. ("UIH").

     The following chart presents a summary of the Company's significant investments in multi-channel television and telephony operations as of February 28, 1998.

          ***********************************************************
          *                                                         *
          *                           UIH                           *
          *                                                         *
          ***********************************************************
                                 100%  *
          ***********************************************************
          *                                                         *
          *                 UIH Europe, Inc. ("UIHE")               *
          *                                                         *
          ***********************************************************
                                       *
                                 100%  *
          ***********************************************************
          *                                                         *
          *    United Pan-Europe Communications N.V. ("UPC")(1)     *
          *                                                         *
          ***********************************************************
                                       *
                                       *
          ***********************************************************
          *Austria:                                                 *
          * Telekabel Group ("Telekabel")                      95.0%*
          *Belgium:                                                 *
          * Radio Public S.A. ("Radio Public")                100.0%*
          *Czech Republic:                                          *
          * Kabel Net Group ("Kabel Net")                     100.0%*
          * Ceska Programova Spolecnost SRO ("TV Max")        100.0%*
          *France:                                                  *
          * Mediareseaux Marne S.A. ("Mediareseaux")           99.6%*
          *Hungary:                                                 *
          * Kabelkom Holding Company ("Kabelkom")(2)           50.0%*
          *Ireland:(through UII partnership(3))                     *
          * Princes Holdings Ltd. ("Princes Holdings")         20.0%*
          *Israel:(through UII partnership (3))                     *
          * Tevel Israel International Communications Ltd.          *
          *  ("Tevel")                                         23.3%*
          *Malta:(through UII partnership(3))                       *
          * Melita Cable TV PLC ("Melita")                     25.0%*
          *Netherlands:                                             *
          * A2000 Holding NV (Amsterdam) ("A2000")             50.0%*
          * Kabeltelevisie Group (Eindhoven)("KTE")           100.0%*
          *Norway:                                                  *
          * Janco Multicom AS ("Janco")(4)                     87.3%*
          *Romania:                                                 *
          * Multicanal Holdings SRL ("Multicanal")             90.0%*
          * Control Cable Ventures SRL ("Control Cable")      100.0%*
          *Slovak Republic:                                         *
          * Trnavatel SRO ("Trnavatel")                        75.0%*
          * Slovatel SRO ("Kabel Tel")                        100.0%*
          ***********************************************************

(1) On December 11, 1997, UIHE acquired the remaining 50% interest in UPC owned by several subsidiaries of Philips Electronics N.V. (collectively, "Philips"), thereby making UPC an effectively wholly-owned subsidiary (subject to certain employee equity incentive compensation arrangements) (see Note 3).
(2) UPC has a 50% legal ownership in Kabelkom, which is reduced by a preferential claim by Time Warner Entertainment Company ("TWE") to an economic ownership of 47.2%.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) United International Investments ("UII") is a United States general partnership between UPC and Tele-Communications International, Inc. ("TINTA"). In April and May 1998, UPC signed memorandums of understanding to acquire TINTA's interests in Tevel and Melita, and sell UPC's interest in Princes Holdings to TINTA (see Note 13).
(4) In November 1997, UPC's wholly-owned subsidiary Norkabelguppen AS ("Norkabel") merged with and into UPC's approximately 70%-owned subsidiary, Janco Kabel TV to form Janco Multicom, in which UPC holds an 87.3% interest. From an economic perspective, however, UPC has all the rights and obligations of full ownership of Janco and UPC consolidates 100% of its financial results. UPC has the right to acquire, and Janco's other shareholder has the right to put to UPC, the remaining interest in Janco for a purchase price of approximately $21,890.

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

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises majority control and owns a majority economic interest, except when the Company has temporary majority control. The Company began consolidating UPC upon acquisition on December 11, 1997. Prior to December 10, 1997, the Company accounted for its investment in UPC under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation. All affiliated companies have calendar year-ends, compared to the Company which has fiscal year-ends of February 28, 1998 ("Fiscal 1998"), February 28, 1997 ("Fiscal 1997"), and
February 29, 1996 ("Fiscal 1996"). The Company records its share of equity in income (losses) of affiliated companies or consolidates the affiliated companies based on the affiliated companies' calendar year-end results.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and investments with original maturities of less than three months.

RESTRICTED CASH

     Cash held as collateral for debt facilities and other loans is classified based on the expected expiration of such facilities.

COSTS TO BE REIMBURSED BY AFFILIATED COMPANIES

     The Company incurs costs on behalf of affiliated companies, such as expatriate salaries and benefits, travel and professional services. These costs are reimbursed by the affiliated companies.

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

     For those investments in companies in which the Company's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its percentage interest in each affiliate's net tangible assets.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. All subscriber equipment and capitalized installation labor are depreciated using the straight-line method over estimated useful lives of three years. Upon disconnection of a subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off and accounted for as additional depreciation expense. Multi-channel multi-point distribution systems ("MMDS") distribution facilities and cable distribution networks are depreciated using the straight-line method over estimated useful lives of seven to twenty years. Buildings and leasehold improvements are depreciated using the straight line method over estimated useful lives of 20 to 33 years. Office equipment, furniture and fixtures are depreciated using the straight-line method over estimated useful lives of three to ten years.

     Assets acquired under capital leases are included in property, plant and equipment. The initial amount of the leased asset and corresponding lease liability are recorded at the present value of future minimum lease payments. Leased assets are amortized over the life of the relevant lease.

GOODWILL AND OTHER INTANGIBLE ASSETS

     The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized on a straight-line basis over 15 to 20 years. The acquisition of licenses has been recorded at cost, and amortization expense is computed using the straight-line method over the term of the license.

RECOVERABILITY OF TANGIBLE AND INTANGIBLE ASSETS

     The Company evaluates the carrying value of all tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset if the asset is expected to be held and used, which would be computed using discounted cash flows. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

DEFERRED FINANCING COSTS

     Costs to obtain debt financing are capitalized and amortized over the life of the debt facility using the effective interest method.

REVENUE RECOGNITION

     Monthly service revenues are recognized as revenue in the period the related services are provided to the subscribers. Installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, with the remainder deferred and amortized over the average subscriber period. To the extent installation fees exceed direct selling costs, the excess would be deferred and amortized over the average contract period.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different countries worldwide.

STOCK-BASED COMPENSATION

     Stock-based compensation is recognized using the intrinsic value method.

INCOME TAXES

     The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets, liabilities and loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance if management believes it more likely than not they will not be realized.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of parent's equity.

     Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

     Cash flows from the Company's operations in foreign countries are translated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not agree to changes in the corresponding balances on the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

     Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in, and loans payable that are linked to, a currency other than their own functional currency. In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the dollar.

NEW ACCOUNTING PRINCIPLES

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1997. SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Other comprehensive income includes cumulative translation adjustments and unrealized gains and losses on available-for-sale securities.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1997. SFAS 131 requires that a public business enterprise report certain financial and descriptive information about its reportable segments. The Company plans to adopt SFAS 131 for the year ended February 28, 1999.

     The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change.

3.   ACQUISITIONS

UPC

     In July 1995, the Company and Philips contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. Philips contributed to UPC its 95% interest in cable television systems in Austria, its 100% interest in cable television systems in Belgium, its minority interests in multi-channel television systems in Germany, the Netherlands (Eindhoven) and France. The Company contributed its interests in multi-channel television systems in Israel, Ireland, the Czech Republic, Malta, Norway, Hungary, Sweden and Spain. The Company also contributed $78,200 in cash to UPC and UIH issued to Philips 3.17 million shares of UIH Class A Common Stock having

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a value of $50,000 (at date of closing). In addition, UPC issued to Philips $133,600 of convertible subordinated pay-in-kind notes (the "PIK Notes"). As a result of this transaction, the Company and Philips each owned a 50% economic and voting interest in UPC.

     On December 11, 1997, the Company acquired Philips' entire interest in UPC (the "UPC Transaction"). As part of the UPC Transaction, (i) UPC purchased 3.17 million shares of Class A Common Stock of UIH held by Philips, (ii) UIH purchased part of the accreted amount of UPC's PIK Notes and redeemed them for shares of UPC, (iii) UPC repaid to Philips the remaining accreted amount of the PIK Notes, (iv) UPC purchased Philips' interest in UPC, and (v) the Company made a payment to UPC, with UPC in turn making a payment of that amount to Philips in lieu of the issuance of a stock appreciation right by UPC. The Company effectively owns 100% of UPC as a result of the UPC Transaction, except for shares held by a foundation benefiting UPC employees and management, pursuant to UPC's equity incentive plans. The final purchase price (excluding transaction-related costs) was $425,200, comprised of $168,700 for the purchase by the Company and repayment by UPC of UPC's PIK Notes, $33,200 allocated to the purchase by UPC of 3.17 million shares of the Company's Class A Common Stock and $223,300 allocated to the purchase of Philips' interest in UPC. The UPC Transaction was funded by a long-term revolving credit facility through UPC with a syndicate of banks (the "Tranche A Facility") ($151,500), a bridge bank facility through a subsidiary of UPC (the "Tranche B Facility") ($111,200), and a cash investment by the Company of $162,500. The maximum amount available under the Tranche A Facility is approximately Dutch guilders ("NLG") 1,100,000 ($544,600 as of December 31, 1997), of which approximately NLG479,000 ($237,100 as of December 31, 1997) was used to repay existing debt of UPC in conjunction with the UPC Transaction.

     Details of the net assets acquired, based on a preliminary allocation of the purchase price, which were denominated in Dutch guilders and translated to U.S. dollars using the exchange rate on the date of acquisition, were as follows:

     Working capital, including cash acquired of $50,872......................................... $  (7,158)
     Investment in UIH Class A Common Stock......................................................   (33,074)
     Investments in affiliated companies.........................................................  (167,945)
     Property, plant and equipment and other long-term assets....................................  (273,988)
     Goodwill and other intangible assets........................................................  (383,503)
     Elimination of UIH equity investment........................................................    46,319
     Long-term debt..............................................................................   624,633
     Other liabilities...........................................................................    32,216
                                                                                                   --------
         Total cash paid......................................................................... $(162,500)
                                                                                                  =========

     The Company invested approximately $163,254, $0 and $151,693 into UPC during fiscal 1998, 1997 and 1996, respectively. As of February 28, 1998, the Company's cumulative investment in UPC totaled approximately $314,947.

PRO FORMA FINANCIAL INFORMATION, FISCAL 1998 AND FISCAL 1997

     The following unaudited pro forma condensed consolidated operating results for the years ended February 28, 1998 and 1997 give effect to the UPC Transaction as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information and notes thereto do not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                                         For the Year Ended February 28, 1998
                                                                  ---------------------------------------------------
                                                                                         The UPC
                                                                  Historical         Transaction(1)         Pro Forma
                                                                  ----------         --------------         ---------
     Total revenue............................................    $  9,945             $163,399             $ 173,344
                                                                  ========             ========             =========
     Net operating loss.......................................    $ (9,633)            $(29,054)            $ (38,687)
                                                                  ========             ========             =========
     Net loss.................................................    $(54,152)            $(50,773)            $(104,925)
                                                                  ========             ========             =========

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                          For the Year Ended February 28, 1997
                                                                  ---------------------------------------------------
                                                                                         The UPC
                                                                  Historical         Transaction(2)         Pro Forma
                                                                  ----------         --------------         ---------
     Total revenue                                                $     --             $145,076             $145,076
                                                                  ========             ========             ========
     Net operating loss.......................................    $ (4,693)            $(19,571)            $(24,264)
                                                                  ========             ========             ========
     Net loss.................................................    $(29,355)            $(46,221)            $(75,576)
                                                                  ========             ========             ========

     (1) Represents the historical amounts included in UPC's consolidated statement of operations for the period from January 1, 1997 to December 10, 1997, additional depreciation and amortization related to the step-up in basis in tangible assets and additional goodwill, the net decrease in equity in losses of affiliated companies, and the net increase in interest expense as a result of the UPC Transaction.
     (2) Represents the historical amounts included in UPC's consolidated statement of operations for the year ended December 31, 1996, additional depreciation and amortization related to the step-up in basis in tangible assets and additional goodwill, the net decrease in equity in losses of affiliated companies, and the net increase in interest expense as a result of the UPC Transaction.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                As of February 28, 1998
                                       ------------------------------------------------------------------------------
                                          Investments in           Cumulative Equity        Cumulative
                                          and Advances to         in Income (Losses) of     Translation
                                       Affiliated Companies(1)    Affiliated Companies      Adjustments        Total
                                       -----------------------   ----------------------     -----------      --------
     UII.........................             $ 50,069                   $ (32)                $ --          $ 50,037
     Kabelkom....................               30,221                     124                   --            30,345
     Kabel Net...................                  619                      --                   --               619
     A2000.......................               85,898                    (287)                  --            85,611
     Other, net..................                1,138                      --                   --             1,138
                                              --------                   -----                 ----          --------
                                              $167,945                   $(195)                $ --          $167,750
                                              ========                   =====                 ====          ========

     (1) Represents the net amount acquired in the UPC Transaction on December 11, 1997.

                                                               As of February 28, 1997
                                      -----------------------------------------------------------------------------
                                          Investments in          Cumulative Equity       Cumulative
                                          and Advances to       in Income (Losses) of     Translation
                                      Affiliated Companies      Affiliated Companies      Adjustments        Total
                                      --------------------      ---------------------     -----------      --------
     UPC.........................           $150,442                   $(40,224)           $(11,044)        $99,174
                                            ========                   ========            ========         =======

     As of February 28, 1998 and 1997, the Company had the following differences related to the unamortized excess of cost over the net tangible assets acquired included in the above table. Such differences are being amortized over 15 years.

                                                     As of February 28, 1998             As of February 28, 1997
                                                   ---------------------------        ------------------------------
                                                     Basis        Accumulated           Basis           Accumulated
                                                   Difference     Amortization        Difference        Amortization
                                                   ----------     ------------        ----------        ------------
     A2000..................................        $ 90,898           $ --             $    --           $    --
     UII....................................          31,054             --                  --                --
     Kabelkom...............................          20,509             --                  --                --
     UPC ...................................              --             --              25,588            (3,218)
                                                    --------           ----             -------           -------
         Total..............................        $142,461           $ --             $25,588           $(3,218)
                                                    ========           ====             =======           =======

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Condensed financial information for the Company's significant equity investee is presented below.

UPC

     In July, 1995, the Company and affiliates of Philips contributed their respective ownership interests in European and Israeli multi-channel television systems, related programming services and European multi-channel television and programming development opportunities to form UPC. On December 11, 1997, the Company acquired Philips' remaining 50% interest in UPC (see Note 3). Condensed financial information for UPC, stated in U.S. dollars, was as follows:

                                                                                                          As of
                                                                                                    December 31, 1996
                                                                                                    -----------------
     Cash........................................................................................       $ 24,487
     Property, plant and equipment, net..........................................................        238,179
     Intangible assets, net......................................................................        267,029
     Other assets ...............................................................................        123,261
                                                                                                        --------
         Total assets............................................................................       $652,956
                                                                                                        ========

     Accounts payable and accrued liabilities....................................................       $356,421
     Notes payable...............................................................................        147,234
     Minority interest...........................................................................          2,616
     Shareholders' equity........................................................................        146,685
                                                                                                        --------
         Total liabilities and shareholders' equity..............................................       $652,956
                                                                                                        ========

                                                          For the Period from                             From Inception
                                                            January 1, 1997                               (July 13, 1995)
                                                               through             For the Year Ended         through
                                                           December 10, 1997        December 31, 1996     December 31, 1995
                                                           ------------------    --------------------     -----------------
     Revenue..............................................     $163,399                $140,827               $ 62,300
     Operating, selling, general and administrative
       expense............................................     (109,993)                (91,501)               (41,308)
     Depreciation and amortization........................      (72,383)                (53,211)               (26,259)
                                                               --------                --------               --------
         Net operating loss...............................      (18,977)                 (3,885)                (5,267)
     Interest, net........................................      (53,176)                (32,655)               (10,476)
     Equity in income (losses) of investee companies, net.        1,643                  (5,458)               (10,062)
     Other................................................      (10,226)                 (1,560)                   (23)
                                                               --------                --------               --------
         Net loss.........................................     $(80,736)               $(43,558)              $(25,828)
                                                               ========                ========               ========

5.   MARKETABLE EQUITY SECURITIES

     As a result of the UPC Transaction, UPC acquired 3.17 million shares of UIH's Class A Common Stock, valued at cost on December 11, 1997 at NLG66,809 ($33,074 at December 31, 1997).

6.   PROPERTY, PLANT AND EQUIPMENT

                                                                                                       As of
                                                                                                  February 28, 1998
                                                                                                  -----------------
     Subscriber premises equipment and converters................................................     $ 40,262
     MMDS distribution facilities................................................................        6,416
     Cable distribution networks.................................................................      180,555
     Office equipment, furniture and fixtures....................................................        6,475
     Buildings and leasehold improvements........................................................        1,838
     Other.......................................................................................        7,581
                                                                                                      --------
                                                                                                       243,127
         Accumulated depreciation................................................................       (3,675)
                                                                                                      --------
         Net property, plant and equipment.......................................................     $239,452
                                                                                                      ========

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   NON-CURRENT RESTRICTED CASH AND OTHER, NET

     UPC deposited NLG47,000 with a bank as collateral against the purchase of the minority shareholding in Janco in 2001. Including accrued interest, the deposit totaled $23,978 as of December 31, 1997, and is classified as restricted cash in other non-current assets.

8.   LONG-TERM DEBT

                                                                                                     As of
                                                                                                February 28, 1998
                                                                                                -----------------
     UPC Tranche A Facility......................................................................   $437,598
     UPC Tranche B Facility......................................................................    125,000
     Bank and other loans at UPC.................................................................     60,888
     Capitalized lease obligations...............................................................        196
                                                                                                    --------
                                                                                                     623,682
         Less current portion....................................................................   (126,643)
                                                                                                    --------
         Total long-term debt....................................................................   $497,039
                                                                                                    ========

UPC TRANCHE A FACILITY

     In October 1997, UPC and Norkabel as borrowers entered into an NLG1,100,000 ($544,554 at December 31, 1997) multi-currency revolving credit facility with a syndication of banks. Norkabel was succeeded as a borrower by Janco in connection with the merger of Janco Kabel TV and Norkabel. In December 1997, Telekabel became a borrower under the Tranche A Facility. Amounts advanced under the Tranche A Facility generally are available for a term of one, two, three or six months through September 30, 2006 and bear interest at the London Interbank Offered Rate ("LIBOR") on the respective currencies borrowed plus a margin ranging from 0.50% to 2.0% per annum. The Tranche A Facility requires that interest rate protection arrangements be maintained in respect of at least 50% of the Tranche A Facility. The Tranche A Facility is secured by various guarantees from, negative pledges over and, in some cases, share pledges of, certain UPC subsidiaries in Austria, Belgium and Norway. Following the repayment of the Tranche B Facility, Belmarken Holding B.V. ("Belmarken") and other of UPC's wholly-owned subsidiaries must accede as guarantors under the Tranche A Facility. The Tranche A Facility generally prohibits dividends and other distributions prior to repayment of the facility. The aggregate amount available for borrowing under the facility is reduced automatically by 5.0% per quarter beginning December 31, 2001. The Tranche A Facility also limits total borrowings by UPC and certain of its subsidiaries, which together before September 30, 2001, may not exceed NLG1,100,000 ($544,554 at December 31, 1997) (after
September 30, 2001, the limit is based on a debt to cash flow financial ratio), and generally limits UPC's investments in, loans to and guarantees for Belmarken and its subsidiaries and downstream affiliates to NLG80,000 ($39,604 at December 31, 1997).

UPC TRANCHE B FACILITY

     In connection with the UPC Transaction, Belmarken entered into the $125,000 (U.S. dollar-denominated) Tranche B Facility. The Tranche B Facility matures on December 5, 1998, and bears interest at LIBOR plus a margin ranging from 4.5% to 5.5% per annum. The Tranche B Facility generally prohibits dividends and distributions and is secured by various upstream guarantees from, negative pledges over and, in some cases, share pledges of, certain Belmarken share holdings or partnership interests of Belmarken and UPC in The Netherlands, the Czech Republic, France, Romania, the Slovak Republic and Hungary multi-channel television systems and in UII, as well as a first lien over approximately 3.17 million UIH Class A Common shares which UPC acquired from Philips as part of the UPC Transaction. Belmarken must apply proceeds from disposals, if any, of its share holdings and partnership interest to prepayment of the facility, which restricts the manner and terms on which Belmarken may dispose of these assets. In addition, Belmarken must maintain on deposit with the bank a compensating balance, restricted as to use, of $11,000 until the facility matures. UPC repaid $63,000 of the Tranche B Facility subsequent to February 28, 1998 with proceeds from a loan from UIH (see Note 13).

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BANK AND OTHER LOANS AT UPC

     In February 1997, a bank granted a NLG65,000 nine-year term facility to KTE (the "KTE Facility"). The KTE Facility bears interest at the applicable Amsterdam Interbank Offered Rate ("AIBOR") plus 0.45%, and is secured by, among other things, an encumbrance over KTE's assets and a pledge by UPC of its shares of KTE. The facility generally restricts the payment of dividends and distributions. As of December 31, 1997, an amount of NLG65,000 ($32,178) was outstanding under this facility (see Note 13).

     Bank loans and other loans includes a payable of $19,015 to the minority shareholder of Janco, which accretes interest at 5% per annum. The payable relates to the contemplated exercise price of the call option for the remaining 12.7% of Janco not owned by UPC. The amount, including accrued interest, will be payable in 2001. Bank loans of $3,762 and other loans of $5,933 are guaranteed by the local Eindhoven municipality.

FAIR VALUE OF LONG-TERM DEBT

     Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                                                                                               Fair
                                                                                            Book Value      Market Value
                                                                                            ----------      ------------
As of February 28, 1998:
   UPC Tranche A Facility.............................................................       $437,598        $437,598
   UPC Tranche B Facility.............................................................        125,000         125,000
   Bank and other loans at UPC........................................................         60,888          60,888
   Other debt.........................................................................            196             196
                                                                                             --------        --------
        Total.........................................................................       $623,682        $623,682
                                                                                             ========        ========

DEBT MATURITIES

     The maturities of the Company's debt are as follows:
         Fiscal 1999.............................................................................     $126,643
         Fiscal 2000.............................................................................        1,638
         Fiscal 2001.............................................................................        2,898
         Fiscal 2002.............................................................................       24,361
         Fiscal 2003 and thereafter..............................................................      468,142
                                                                                                      --------

                Total............................................................................     $623,682
                                                                                                      ========

9.   PARENT'S EQUITY

COMMON STOCK

     Authorized capital consists of 1,000 shares of Common Stock, $0.01 par value, 100 shares issued and outstanding, held by UIH. Such shares have been pledged as collateral under UIH's senior secured discount notes.

FEBRUARY 1998 10.75% SENIOR SECURED DISCOUNT NOTES

     On February 5, 1998, UIH sold $1,375,000 principal amount at maturity of 10.75% senior secured discount notes due 2008 (the "1998 Notes"). The 1998 Notes were issued at a discount from the principal amount at maturity, resulting in gross proceeds to UIH of approximately $812,200.

     UIH used approximately $531,800 of the proceeds from the 1998 Notes to complete a tender offer for UIH's existing 14% senior secured discount notes due 1999 (collectively, the "Old Notes") and the consent solicitation that UIH conducted concurrently therewith. UIH commenced the tender offer on January 7, 1998, and the tender offer expired on February 4, 1998, with over 99.8% of the Old Notes being validly tendered. UIH subsequently purchased $500 principal amount at maturity of the Old Notes on the open market, leaving approximately $465 principal amount at maturity outstanding as of February 28, 1998. The

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining Old Notes will mature on November 15, 1999. Holders of the 1998 Notes have a first-priority security interest in the stock and intercompany notes to the Company of UIHE.

     The 1998 Notes are senior secured obligations of UIH that rank senior in right of payment to all future subordinated indebtedness of UIH and rank pari passu in right of payment with the Old Notes. The 1998 Notes are effectively subordinated to all future indebtedness and other liabilities and commitments of UIH's subsidiaries. Under the terms of the indenture governing the 1998 Notes (the "Indenture"), UIH's subsidiaries are generally prohibited and/or restricted from incurring any lien against their assets other than liens incurred in the ordinary course of business, from paying dividends, and from making investments in entities that are not "restricted" by the terms of the Indenture. UIH has the option to invest in "unrestricted entities" in an aggregate amount equal to the sum of $100,000 plus the aggregate amount of net cash proceeds from sales of equity, net of payments made on its preferred stock plus net proceeds from certain litigation settlements. The Indenture generally prohibits UIH from incurring additional indebtedness with the exception of a general allowance of $75,000 for debt maturing on or after February 15, 2008, certain guarantees of $15,000, refinancing indebtedness, normal indebtedness to restricted affiliates and other letters of credit in the ordinary course of business.

CUMULATIVE TRANSLATION ADJUSTMENTS

     During the year ended February 28, 1998, the Company recorded a change in cumulative translation adjustments of $11,872, primarily due to the strengthening of the U.S. dollar compared to the Dutch guilder of approximately 16%.

SUBSIDIARY STOCK OPTION PLAN

     On June 18, 1996, UPC adopted a stock option plan (the "UPC Plan") for certain of its employees and those of its subsidiaries. The shareholders have transferred 4.0 million ordinary shares of UPC into a foundation, which administers the stock option plan. Until such time as the shares of UPC have been listed at a stock exchange, the Foundation will issue under certain circumstances certificates convertible into the shares of UPC owned by the Foundation. The options are granted at fair market value to be determined by the supervisory board. The maximum term that the options can be exercised is five years from the date of the grant. The options vest over a three year period. During the year ended December 31, 1997, compensation expense of NLG4,817 ($2,477) was recognized.

     Data concerning the stock option plan is as follows:

                                                                                           For the Years Ended
                                                                                              December 31,
                                                                                      ---------------------------
                                                                                         1997             1996
                                                                                      ---------        ----------
         Outstanding at the beginning of the year...............................      1,533,611                --
         Granted during the year................................................             --         2,660,000
         Exercised during the year..............................................             --        (1,120,000)
         Cancelled during the year..............................................        (39,243)           (6,389)
                                                                                      ---------        ----------
         Outstanding at the end of the year.....................................      1,494,368         1,533,611
                                                                                      =========        ==========
         Option price per share granted:  NLG...................................            N/A             15.74
                                          U.S...................................            N/A              9.31
         Vested portion:   Exercised options....................................        965,466           520,278
                           Outstanding options..................................      1,166,088           670,987

     The UPC Plan was amended in March 1998 to provide that options vest over a four-year period.

     Upon termination of an employee, any unvested options shall expire. An employee has the right at any time to put his certificates from exercised vested options to the Foundation at a price equal to the fair market value. The employee must sell his certificates to the Company for a cash payment upon termination.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  COMMITMENTS

     The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles.

     The Company has operating lease obligations and other non-cancelable commitments as follows:

         Fiscal 1999.............................................................................      $ 6,990
         Fiscal 2000.............................................................................        5,514
         Fiscal 2001.............................................................................        4,540
         Fiscal 2002.............................................................................          969
         Fiscal 2003 and thereafter..............................................................          807
                                                                                                       -------
                Total............................................................................      $18,820
                                                                                                       =======

     UPC has guaranteed debt of its affiliate, Princes Holdings, totaling $3,050 as of December 31, 1997.

11.  CONTINGENCIES

     The Company is not a party to any material legal proceedings, nor is it currently aware of any other threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

12.  INCOME TAXES

     In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for foreign income taxes paid or accrued. Because the Company must calculate its foreign tax credit separately for dividends received from each foreign corporation in which the Company owns 10% to 50% of the voting stock, and because of certain other limitations, the Company's ability to claim a foreign tax credit may be limited, particularly with respect to dividends paid out of earnings subject to a high rate of foreign income tax. Generally, the Company's ability to claim a foreign tax credit is limited to the amount of U.S. taxes the Company pays with respect to its foreign source income. In calculating its foreign source income, the Company is required to allocate interest expense and overhead incurred in the United States between its United States and foreign activities. Accordingly, to the extent United States borrowings are used to finance equity contributions to its foreign subsidiaries, the Company's ability to claim a foreign tax credit may be significantly reduced. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings.

     The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to accounting for equity in income (losses) of affiliated companies and the non-consolidation of its consolidated foreign subsidiaries for United States tax purposes. Since the Company holds the majority of its foreign investments through affiliates which hold investments accounted for under the equity method in foreign corporations, taxable income
(loss) generated by these affiliated companies does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $62,000 and $83,000 at February 28, 1998 and 1997, respectively) in investments in affiliated companies which in turn have investments in foreign corporations.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The   Company's   United  States  tax  net   operating   losses,   totaling
approximately $15,000 at February 28, 1998, expire beginning in 2004 through 2013. The significant components of the net deferred tax asset are as follows:

                                                                                                 As of
                                                                                              February 28,
                                                                                       --------------------------
                                                                                         1998              1997
                                                                                       --------          --------
     Deferred Tax Assets:
     -------------------
         Tax net operating loss carryforward of consolidated foreign
           subsidiaries.........................................................       $ 74,159           $   --
         Company's U.S. tax net operating loss carryforward.....................          5,826            3,304
                                                                                       --------           ------
              Total deferred tax assets.........................................         79,985            3,304
         Valuation allowance....................................................        (73,439)          (3,304)
                                                                                       --------           ------
              Deferred tax assets, net of valuation allowance...................          6,546               --
     Deferred Tax Liabilities:
     ------------------------
         Intangible assets......................................................        (23,800)              --
         Property, plant and equipment, net.....................................         (5,046)              --
         Other..................................................................            268               --
                                                                                       --------               --
              Total deferred tax liabilities....................................        (28,578)              --
                                                                                       ---------          ------
              Deferred tax liabilities, net.....................................       $(22,032)          $   --
                                                                                       ========           ======

     Of the consolidated net loss, $4,595 is derived from the Company's foreign operations. The difference between income tax expense provided in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

                                                                                         For the Years Ended
                                                                           ----------------------------------------------
                                                                           February 28,     February 28,     February 29,
                                                                               1998             1997             1996
                                                                           ------------     ------------     ------------
Expected income tax benefit at the U.S. statutory rate of 35%..........     $(18,953)         $(10,274)         $(5,844)
Tax effect of permanent and other differences:
   Change in valuation allowance.......................................        4,352             1,830              444
   Book/tax basis differences associated with foreign investments......       16,226             9,618            6,068
   State tax, net of federal benefit...................................       (1,625)           (1,174)            (668)
                                                                            --------          --------          -------
       Total income tax benefit........................................     $     --          $     --          $    --
                                                                            ========          ========          =======

     During 1996, the Austrian tax authorities passed legislation which had the effect of eliminating approximately $126,733 of tax basis associated with certain amounts of goodwill recorded at Telekabel effective January 1, 1997. This change in tax law is expected to be challenged on constitutional grounds, however, there can be no assurance of a successful repeal of such legislation. Accordingly, this change caused Telekabel's effective tax rate to increase from the historical effective tax rate recorded through December 31, 1996 due to the non-deductibility of such goodwill amortization subsequent to January 1, 1997.

13.  SUBSEQUENT EVENTS

COMBIVISIE AND CNBH

     Effective January 1, 1998, UPC acquired certain assets, including the cable systems of Combivisie for NLG180,762 ($89,486). Combivisie administered the cable television systems on behalf of 18 municipalities in the region surrounding KTE. The purchase was funded with a NLG60,000 ($29,703) draw on UPC's Tranche A Facility and NLG120,762 ($59,783) from a credit facility from a bank. Subsequent to the transaction the assets and liabilities of both KTE and Combivisie were merged, forming The Cable Network Brabant Holding BV ("CNBH").

     On February 20, 1998,  CNBH secured a NLG250,000  ($123,762 at December 31,
1997) nine-year term facility (the "CNBH Facility"). The CNBH facility bears interest at the applicable AIBOR plus a margin ranging from 0.60% to 1.60% per annum, and is secured by, among other things, an encumbrance over CNBH's assets and a pledge by Cable Network Netherlands Holding of its shares of CNBH. The

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facility was used to refinance the existing KTE facility, to complete the Combivisie acquisition and for the development and exploitation of enhanced cable TV services, data services and telephony services.

SKT SPOL. S.R.O.("SKT")

     On February 25, 1998, UPC signed a letter of intent with Siemens to acquire their 95.63% interest in SKT for $51,000 (NLG103,000). SKT is a cable television company in the Slovak Republic. Closing is expected to occur during the third quarter of Fiscal 1999.

UIH LOAN

     On March 16, 1998, Belmarken executed a $100,000 (U.S. dollar denominated) promissory note with UIH. The note bears interest at 10.75% per annum on the outstanding balance and is due on demand. The note is convertible into UPC stock at fair market value at the election of UIH. Payments under the note are subordinate to UPC's Tranche B Facility. On March 23, 1998, UPC borrowed $63,000 under the note to reduce UPC's Tranche B Facility.

KABELKOM

     On April 1, 1998, UPC and TWE signed a memorandum of understanding ("MOU") for the purpose of restructuring the assets of Kabelkom. Under the terms of the MOU, UPC will acquire TWE's 50% ownership interest in Kabelkom's Hungarian cable television systems and TWE and other partners will acquire UPC's 50% ownership interest in Kabelkom's Hungarian programming business. In addition, the MOU provides for the sale of UPC's ownership interest in TV Max, a Czech Republic programming business, to TWE. The MOU requires UPC to make a net payment to TWE of $9,500 upon closing which is expected to occur in the second quarter of fiscal year 1999.

UNITED TELEKABEL HOLDING N.V.

     On April 2, 1998, UPC and N.V. NUON Energie-Onderneming voor Gelderland ("NUON"), a Netherlands energy company, signed a definitive agreement to merge all of their Netherlands broadband cable television and telecommunication companies and activities into a newly formed company, United Telekabel Holding N.V. ("UTH"). UPC will contribute its wholly-owned interest in CNBH, its 50% ownership interest in A2000 and its wholly-owned interest in Kabeltelevisie Son en Breugel B.V. for a 51% interest in UTH. NUON will contribute its ownership interests in N.V. Telekabel Beheer for a 49% interest in UTH. Closing of the transaction is subject to certain conditions precedent including third party consents and shareholder approval. Upon closing, a correction payment will be made by either UPC or NUON to balance the ownership interests based upon agreed valuation methodology. Further, both parties will be committed to minimum funding levels or become subject to future dilution. The closing agreements provide UPC with a call option to acquire 50% of NUON's ownership in UTH and provide NUON with a put option to sell 50% of its ownership interests in UTH. The call and put options are in effect for a two-year period starting one year after the closing of the transaction expected to occur before July 1, 1998. The put/call price will be fixed as of closing.

UNITED INTERNATIONAL INVESTMENTS

     In April and May, 1998, UPC signed MOUs with TINTA, its 50% partner in UII, to acquire TINTA's interests related to Tevel and Melita, and to sell UPC's interest in Princes Holdings to TINTA, for a net payment to TINTA of approximately $71,000. The MOUs are contingent upon several factors, including the completion of financing satisfactory to UIH, the consent of certain third parties and regulatory bodies, and the signing of definitive documentation.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Supervisory Directors and the Shareholders of United Pan-Europe Communications N.V.

     We have audited the annual accounts for the years 1996 and 1997 of United Pan-Europe Communications N.V. The annual accounts are the responsibility of the company's management. Our responsibility is to express an opinion on these annual accounts based on our audits.

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

     In our opinion, these annual accounts give a true and fair view of the consolidated financial position of the Company as of December 31, 1996 and 1997 and of the result for the year then ended in accordance with accounting principles generally accepted in The Netherlands and comply with the financial reporting requirements included in Part 9, Book 2 of the Netherlands Civil Code.

     Generally accepted accounting principles in The Netherlands vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected total assets, results of operations and shareholders' equity as at and for the years ended December 31, 1996 and 1997 to the extent summarized in Note 21, to the consolidated financial statements.

                                                ARTHUR ANDERSEN & CO.

Amstelveen, The Netherlands,
April 29, 1998.

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and the Supervisory Directors of United and Philips Communications B.V.

     We have audited the consolidated balance sheet of United and Philips Communications B.V. and subsidiaries as at December 31, 1995 and the related consolidated statements of operations and cash flows for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in The Netherlands, which are substantially the same as those generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of matenal misstatement. An audit includes examining, on a test basis, amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of United and Philips Communications B.V. and subsidiaries as at December 31, 1995, and the results of their operations and cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles in The Netherlands.

     Generally accepted accounting principles in The Netherlands vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected results of operations and shareholders' equity as at and for the year ended December 31, 1995 to the extent summarized in Note 21 to the consolidated financial statements.


KPMG Accountants N.V.                           ARTHUR ANDERSEN & CO.

Amsterdam, The Netherlands,
May 20, 1996

                                  UNITED PAN-EUROPE COMMUNICATIONS N.V.
                              CONSOLIDATED BALANCE SHEETS OF THE UPC GROUP
                             (Currency -- Thousands of Netherlands guilders)

                                                                                                As at December 31,
                                                                                             -----------------------
                                                                                Notes          1997           1996
                                                                                             --------      ---------
ASSETS

Fixed Assets:

   Intangible fixed assets.................................................        2          757,503         639,092
   Tangible fixed assets...................................................        3          483,693         434,736
   Affiliated companies....................................................        4          116,132         112,916
   Other non-current financial assets......................................        5          117,521           1,154
                                                                                            ---------       ---------
       Total fixed assets..................................................                 1,474,849       1,187,898
                                                                                            ---------       ---------

Current Assets:

   Inventories.............................................................                    13,040          12,057
   Receivables.............................................................        6           67,248          88,470
   Cash and cash equivalents...............................................        7          121,535          42,631
                                                                                            ---------       ---------
       Total current assets................................................                   201,823         143,158
                                                                                            ---------       ---------

       Total assets........................................................                 1,676,672       1,331,056
                                                                                            =========       =========


        The accompanying notes form an integral part of these consolidated financial statements.

                                 UNITED PAN-EUROPE COMMUNICATIONS N.V.
                                 SHAREHOLDERS' EQUITY AND LIABILITIES


                                                                                               As at December 31,
                                                                                            ------------------------
                                                                                 Notes         1997           1996
                                                                                            ---------       --------
Shareholders' equity.......................................................        8          155,587         449,639
Minority interest..........................................................                     6,779           4,554
Subordinated convertible loan..............................................        9               --         256,335
                                                                                            ---------       ---------
                                                                                              162,366         710,528

Provisions.................................................................       10           53,308          14,895
Long-term liabilities......................................................       11        1,004,018          19,467
Current liabilities........................................................       12          456,980         586,166
                                                                                            ---------       ---------
       Total shareholders' equity and liabilities..........................                 1,676,672       1,331,056
                                                                                            =========       =========

        The accompanying notes form an integral part of these consolidated financial statements.

                                UNITED PAN-EUROPE COMMUNICATIONS N.V.
                         CONSOLIDATED STATEMENTS OF INCOME OF THE UPC GROUP
                           (Currency -- Thousands of Netherlands guilders)

                                                                                          For the Years Ended
                                                                                              December 31,
                                                                                 ------------------------------------
                                                                          Notes    1997          1996          1995
                                                                                 --------      --------      --------
   Total revenue.......................................................    13     337,155       245,179      100,179
                                                                                 --------      --------     --------

   Direct operating expenses...........................................          (111,919)      (80,479)     (32,806)
   Selling, general and administrative expenses........................          (109,207)      (78,823)     (33,617)
   Depreciation and amortization.......................................          (159,901)     (105,072)     (48,406)
                                                                                 --------      --------     --------
       Total operating expenses........................................    14    (381,027)     (264,374)    (114,829)
                                                                                 --------      --------     --------

   Operating loss......................................................           (43,872)      (19,195)     (14,650)
   Financial income and expenses.......................................    15     (63,751)      (36,309)     (13,372)
   Exchange rate loss on convertible loans.............................    15     (43,441)      (20,544)      (3,474)
   Other results.......................................................    16     (18,888)           --           --
                                                                                 --------      --------     --------
   Loss before income taxes............................................          (169,952)      (76,048)     (31,496)

   Income taxes........................................................    17       1,811        (3,697)       1,624
                                                                                 --------      --------     --------

       Loss after taxes................................................          (168,141)      (79,745)     (29,872)

   Equity in result of affiliated companies............................              (663)       (9,503)     (16,179)
                                                                                 --------      --------     --------
       Group loss......................................................          (168,804)      (89,248)     (46,051)

   Minority interests..................................................            (2,894)       (2,208)        (191)
                                                                                 --------      --------     --------
       Net loss........................................................          (171,698)      (91,456)     (46,242)
                                                                                 ========      ========     ========


        The accompanying notes form an integral part of these consolidated financial statements.

                                                 173

                             UNITED PAN-EUROPE COMMUNICATIONS N.V.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE UPC GROUP
                         (Currency -- Thousands of Netherlands guilders)
                                                                                         For the Years Ended
                                                                                             December 31,
                                                                                 ----------------------------------
                                                                                   1997         1996         1995
                                                                                 --------     --------     --------
Cash flows from operating activities:
Net loss...............................................................         (171,698)      (91,456)     (46,242)
Adjustments to reconcile net loss to cash provided by operating activities:
   Depreciation and amortization.......................................          159,901       105,072       48,406
   Share in results of affiliated companies............................              663         9,503       16,179
   Minority interests..................................................            2,894         2,208          191
   Exchange differences in convertible loan............................           43,441        20,544        3,474
   Other results.......................................................           18,888            --           --
   Other...............................................................              979         1,173        1,444
Changes in assets and liabilities, net of contributed amounts:
   Increase in inventories.............................................           (2,737)       (2,091)      (6,956)
   Increase in other non-current financial assets......................           (2,544)         (309)        (789)
   Increase (decrease) in receivables..................................           21,504        82,201      (50,955)
   Increase (decrease) in provisions...................................           37,240         3,932       (1,530)
   Increase in other current liabilities...............................           61,853        25,541       75,271
                                                                               ---------      --------     --------
Net cash provided by operating activities..............................          170,384       156,318       38,493
                                                                               ---------      --------     --------
Cash flows from investing activities:
Capital expenditures...................................................         (208,015)     (106,647)    (312,241)
New acquisitions, net of cash acquired.................................         (127,882)      (46,473)    (187,865)
Deposit to acquire minority interest in Janco..........................          (47,000)           --           --
Purchase of parent company's stock.....................................          (66,809)           --           --
Loans to affiliated companies..........................................           (3,869)           --           --
Capital contributions affiliated companies.............................               --       (13,000)          --
Capital repayment......................................................               --        44,950           --
Sale of affiliated companies...........................................           11,070            --           --
                                                                               ---------      --------     --------
Net cash used in investing activities..................................         (442,505)     (121,170)    (500,106)
                                                                               ---------      --------     --------
Cash flows from financing activities:
Proceeds from borrowings long term.....................................        1,141,539        23,113           --
Proceeds from borrowings short term  ..................................          242,572       302,959      465,699
Repayments long and short term borrowings..............................         (569,941)     (440,440)          --
Dividends paid to minority shareholders................................             (171)       (2,388)        (191)
Redemption of convertible loans........................................         (170,371)           --           --
Purchase UPC-shares from Philips.......................................         (292,561)           --           --
                                                                               ---------      --------     --------
Net cash  provided by (used in) financing activities...................          351,067      (116,756)     465,508
                                                                               ---------      --------     --------
Net increase (decrease) in cash and cash equivalents...................           78,946       (81,608)       3,895
Cash and cash equivalents at beginning of period.......................           42,631       123,895           --
Cash contributed upon foundation of UPC................................               --            --      118,050
Exchange differences on cash and cash equivalents......................              (42)          344        1,950
                                                                               ---------      --------     --------
Cash and cash equivalent at end of period..............................          121,535        42,631      123,895
                                                                               =========      ========     ========

        The accompanying notes form an integral part of these consolidated financial statements.

                                                 174

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              AT DECEMBER 31, 1997
                 (Currency -- Thousands of Netherlands guilders)

1.   ACCOUNTING POLICIES

GENERAL

     Until December 11, 1997 United and Phillips Communications B.V. ("UPC") was a joint venture between Philips Electronics N.V., Eindhoven ("Philips") and United Internaitonal Holdings Inc. ("UIH"), a Delaware, United States of America, corporation. On December 11, 1997 UPC became a wholly owned subsidiary of UIH. The name was changed into United Pan-Europe Communications N.V., and its legal seat was transferred from Eindhoven to Amsterdam.

COMPARATIVE FIGURES

     The 1997 information is not comparable to the 1996 figures :

     o Effective January 1, 1997 Janco Kabel-TV ("Janco") was consolidated. During November 1997 Norkabelgruppen merged with Janco and Janco changed its name to Janco Multicom AS.

     o Effective January 1, 1997, UPC no longer consolidated Ceska Programova Spolecnost ("TV Max") as agreement has been reached with Time Warner Entertainment Company ("TWE") to contribute UPC's investment in TV Max and TWE's investment in HBO Ceska Sro into a general partnership, of which both UPC and TWE would own 50%. Since this agreement was not effectuated during 1997 UPC has included its investment in TV Max for 100% in Affiliated companies.

      o   Norkabelgruppen was consolidated effective October 1, 1996.

POLICIES OF CONSOLIDATION

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

                      UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The consolidated financial statements include the financial statements of United Pan-Europe Communications N.V. and the following subsidiaries, directly or indirectly held by UPC:

                                                                                                Percentage
       Name                                                 Country                             Ownership
       ----                                                 -------                             ----------
       Radio Public SA                                      Belgium                               100.0%
       Telekabel Group                                      Austria                                95.0%
       Kabeltelevisie Eindhoven NV                          The Netherlands                       100.0%
       Kabel Net Holding AS                                 Czech Republic                        100.0%
       Kabel Net Brno AS                                    Czech Republic                        100.0%
       Slovatel SRO                                         Slovak Republic                       100.0%
       Trnavatel SRO                                        Slovak Republic                        75.0%
       Multicanal Holdings SRL                              Romania                                90.0%
       Control Cable Ventures SRL                           Romania                               100.0%
       Mediareseaux SA                                      France                                100.0%
       Mediareseaux Marne SA                                France                                100.0%
       Intercabo TeleviSao por Cabo SGPS Lda                Portugal                              100.0%
       Janco Multicom AS                                    Norway                                 87.3%
       Cable Network Austria Holdings BV                    The Netherlands                       100.0%
       Kabeltelevisie Son & Breugel BV                      The Netherlands                       100.0%
       UPC Services Ltd.                                    England                               100.0%
       Belmarken Holding BV                                 The Netherlands                       100.0%
       Binan Investments BV                                 The Netherlands                       100.0%
       Stipdon Investments BV                               The Netherlands                       100.0%
       Cable Network Brabant Holding BV                     The Netherlands                       100.0%
       Cable Network Netherlands Holding BV                 The Netherlands                       100.0%
       Cable Network Zuid-Oost Brabant Holding BV           The Netherlands                       100.0%

     UPC has the right to acquire, and Janco's minority shareholder has the right to put to UPC, the remaining 12.7% interest in Janco for a purchase price of approximately $21,890. UPC has all the rights and obligations of full ownership of Janco and therefore consolidated 100% of its financial results.

POLICIES FOLLOWED IN VALUATION AND INCOME DETERMINATION.

Foreign Currencies
------------------

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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Exchange rates of major currencies in Netherlands guilders :

                                      Balance Sheet                         Balance Sheet
                                    Rate per Dec. 31,     Average Rate     Rate per Dec. 31,     Average Rate     Average Rate
                                          1997                1997              1996                1996              1995
                                    -----------------     ------------     -----------------     ------------     ------------
       Belgian Franc per 100........       5.46              5.452               5.45                5.44             5.44
       Austrian Schilling per 100...      16.02             15.989              15.95               15.93            15.92
       Czech Koruna per 100.........       5.85              6.215               6.37                6.26             6.06
       US Dollar per unit...........       2.02              1.948               1.74                1.69             1.61
       Norwegian Crown per 100......      27.45             27.553              27.11               26.45               --
       Portuguese Escudo per 100....       1.10              1.115               1.12                1.09               --
       French Franc per 100.........      33.69             32.428              33.30               32.95               --
       Romanian Lei per 10,000.....        2.50              2.773                 --                  --               --
       Slovak Crown per 100.........       5.79              5.787                 --                  --               --

Balance Sheet
-------------

(a)  General

     Assets and liabilities are stated at historical cost unless indicated otherwise.

(b)  Fixed Assets

     INTANGIBLE FIXED ASSETS

          Intangible fixed assets include the value of licences, goodwill and deferred financing costs.

          Licences in newly acquired companies are recognized at the fair market value of those licences at the date of acquisition and include the development costs incurred prior to or after the date a new licence was acquired. The licence value is amortized on a straight line basis over the licence period, but with a maximum of 20 years.

          Goodwill represents the difference between acquisition price paid for a participation and the fair value of the identifiable net assets, including the value of any licences of such a participation. Amortization is on a straight line basis based on the useful lives over a maximum period of 20 years.

          Deferred   financing  costs  are  amounts  spent  in  connection  with financing the UPC Group. The amortization period is the period relating to the term of the financing.

          When   assets  are  fully   amortized,   the  costs  and   accumulated
     amortization are removed from the accounts.

     TANGIBLE FIXED ASSETS

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

          Depreciation is calculated using the straight line method over the economic life of the asset, taking into account the residual value. The economic lives are:

           Buildings.............................      20-33 years
           Networks..............................       7-20 years
           Machinery & other.....................       3-10 years

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     AFFILIATED COMPANIES

          Companies in which UPC exerts significant influence over the business and financial policies are recorded using the equity method. Under this method the investment, originally recorded at cost, is adjusted to recognize UPC's share of net earnings or losses of the affiliates, including the amortization of basis differences related to the excess of cost over net tangible assets acquired.

          When no significant influence is exercised, the investment is stated at cost or in case of permanent impairment, at the lower net realizable value.

     NON-CURRENT FINANCIAL ASSETS

          Valuation is at the lower of cost or in case of permanent impairment, net realizable value. In March 1995, the Financial Accounting Standards Board ("FASB") issued a Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable assets to be disposed of. The Company has adopted the principles of this statement in the accompanying financial statements. The provisions of SFAS 121 did not have a material effect on the Company's reported result of operations or financial condition.

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

(f)  Fair Value of Financial Instruments

          SFAS Statement No. 107, "Disclosures about Fair Values of Financial Instruments" requires the disclosure of estimated fair values for all financial instruments, both on- and off-balance sheet, for which it is practicable to estimate fair value.

          For certain instruments, including cash and cash equivalents, receivables, current liabilities and certain provisions, it was assumed that the carrying amount approximated fair value due to the short maturity of those instruments. For short and long term debt, the carrying value approximates the fair value since all debt instruments carry a variable interest rate component except for the convertible loans which carried a fixed interest rate. For investments in affiliated companies carried at cost, quoted market prices for the same or similar financial instruments were used to estimate the fair values. UPC has adopted the principles of this statement in its financial statements. UPC did not have any material off-balance-sheet financial instruments as of December 31, 1997.

Income Statement
----------------

     Revenue is derived from the sale of cable television services to subscribers and from the construction and management of cable television systems. The cable television service revenues are recognized as revenue in the period in which the related services are provided to the subscriber.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Initial installation fees ("first connection") are recognized as revenue in the period in which the installation occurs, to the extent of direct selling costs, with the remainder deferred. Deferred installation revenue is amortized over the average subscriber period in the respective companies.

     Initial   subscriber   installation   expenditures   are   capitalized  and
depreciated over a period no longer than the depreciation period used for cable television plant and/or license agreement.

     All installation fees and related costs with respect to reconnections are recognized in the period in which the reconnection occurs.

     Expenses and other revenues are recorded in the period in which they originate.

     Income taxes are accounted for in the income statement in the same period as the income and expenses to which they relate. Withholding taxes are taken into consideration in situations where the income of subsidiaries is to be paid out as dividends in the near future. Such withholding taxes are generally charged to income in the year in which the dividend income is generated.

2.   INTANGIBLE FIXED ASSETS

     Balance as of January 1, 1996:

                                                                                                        Deferred
                                                                              Licenses and              Financing
                                                          Total                 Goodwill                  Costs
                                                        --------              ------------              ---------
     Gross value...................................     676,365                 676,365                     --
     Amortization & provisions.....................     (19,207)                (19,207)                    --
                                                        -------                 -------                   ----
     Book value as of January 1, 1996..............     657,158                 657,158                     --
                                                        =======                 =======                   ====

     Changes :
       Investments.................................       6,605                   6,605                     --
       Reallocation of goodwill to investments in
         affiliated companies......................     (54,463)                (54,463)                    --
       Amortization................................     (39,844)                (39,844)                    --
       New consolidations..........................      66,441                  66,441                     --
       Translation differences and sundry
         movements.................................       3,195                   3,195                      --
                                                        -------                 -------                    ----
     Book value as of December 31, 1996............     639,092                 639,092                      --
                                                        =======                 =======                    ====

     During  1996  the  Company  reallocated  part of  goodwill  paid on  assets contributed upon information to its investments in United International Investments ("UII") (12,754) based upon its share in its net equity value. The Company has changed its presentation of the excess value of cost over net assets acquired of affiliated companies. As a result an amount of 41,709 was transferred to Investments in Affiliated companies.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Balance as of January 1, 1997:

                                                                                                         Deferred
                                                                              Licenses and               Financing
                                                          Total                 Goodwill                   Costs
                                                         -------              ------------               ---------
     Gross value...................................      698,855                 698,855                       --
     Amortization & provisions.....................      (59,763)                (59,763)                      --
                                                         -------                 -------                   ------
     Book value as of January 1, 1997..............      639,092                 639,092                       --
                                                         =======                 =======                   ======

     Changes:
       Investments.................................       70,703                  46,118                   24,585
       Amortization................................      (59,077)                (58,435)                    (642)
       New & cancelled consolidations..............      103,574                 103,574                       --
       Translation differences and sundry
         movements.................................        3,211                   3,211                       --
                                                         -------                 -------                   ------
     Book value as of December 31, 1997............      757,503                 733,560                   23,943
                                                         =======                 =======                   ======

     Balance as of December 31, 1997:

                                                                                                         Deferred
                                                                              Licenses and               Financing
                                                          Total                 Goodwill                   Costs
                                                         -------              ------------               ---------

     Gross value...................................      871,945                847,360                  24,585
     Amortization & provisions.....................     (114,442)              (113,800)                   (642)
                                                        --------               --------                  ------
     Book value as of December 31, 1997............      757,503                733,560                  23,943
                                                        ========               ========                  ======

3.   TANGIBLE FIXED ASSETS

     Balance as of January 1, 1996:

                                                                     Land and                           Machinery
                                                     Total           Buildings         Network           & Other
                                                    -------          ---------         -------          ---------
     Cost.......................................    328,959           1,135            316,878           10,946
     Depreciation & write downs.................    (29,199)            (47)           (27,670)          (1,482)
                                                    -------           -----            -------           ------
     Book value as of January 1, 1996...........    299,760           1,088            289,208            9,464
                                                    =======           =====            =======           ======

     Changes :
       Additions................................    100,042           3,226             86,974            9,842
       New and cancelled consolidations.........     95,867           1,193             83,971           10,703
       Depreciation.............................    (65,228)           (510)           (59,392)          (5,326)
       Translation differences and sundry
         movements..............................      4,295             485              4,679             (869)
                                                    -------           -----            -------           ------
     Book value as of December 31, 1996.........    434,736           5,482            405,440           23,814
                                                    =======           =====            =======           ======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Balance as of January 1, 1997:

                                                                     Land and                           Machinery
                                                     Total           Buildings         Network           & Other
                                                    -------          ---------         -------          ---------
     Cost.......................................    529,416             6,080          492,398           30,938
     Depreciation & write downs.................    (94,680)             (598)         (86,958)          (7,124)
                                                   --------           -------          --------         -------
     Book value as of January 1, 1997...........    434,736             5,482          405,440           23,814
                                                   ========           =======          =======          =======

     Changes :
       Additions................................    137,312             2,828          115,900           18,584
       New and cancelled consolidations.........     12,940            (3,816)          13,430            3,326
       Depreciation.............................   (100,824)             (628)         (81,747)         (18,449)
       Translation differences and sundry
         movements..............................       (471)             (187)            (293)               9
                                                   --------           -------          -------          -------
     Book value as of December 31, 1997.........    483,693             3,679          452,730           27,284
                                                   ========           =======          =======          =======

     Balance as of December 31, 1997:

                                                                     Land and                           Machinery
                                                     Total           Buildings         Network           & Other
                                                    -------          ---------         -------          ---------

     Cost  .....................................    680,947           4,328            624,841            51,778
     Depreciation & write downs.................   (197,254)           (649)          (172,111)          (24,494)
                                                   --------           -----           --------           -------
     Book value as of  December 31, 1997........    483,693           3,679            452,730            27,284
                                                   ========           =====            =======           =======

     Depreciation is calculated on a straight line basis, taking into account the expected working life of the asset and the residual value. The Company has no reason to believe that the current value of tangible fixed assets differs significantly from its stated value.

4.   AFFILIATED COMPANIES

                                                                             Total       Investments        Advances
                                                                            -------      -----------        --------
     Balance as of January 1, 1996.....................................     62,250         62,050             200
     Changes:
       New consolidations..............................................        325            325              --
       To consolidated companies.......................................     (3,090)        (2,898)           (192)
       Reallocation of goodwill to investment in affiliated companies..     54,463         54,463              --
       Acquisitions/additions..........................................     42,250         42,250              --
       Capital contributions...........................................     13,000         13,000              --
       Capital repayment...............................................    (44,950)       (44,950)             --
       Equity in result................................................     (9,503)        (9,503)             --
       Translation differences and sundry movements....................     (1,829)        (1,909)             80
                                                                           -------        -------            ----
     Balance as of December 31, 1996..................................     112,916        112,828              88
                                                                           =======        =======            ====

     During 1996 the Company reallocated part of goodwill paid upon assets contributed upon formation to its investment in United International Investments based upon its share in its net equity value, and change in the presentation of the excess values of cost over net assets acquired.

     The acquisitions/additions represent the increase in the participation in Kabelkom.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The investments in affiliated companies as of December 31, 1996 are:

                                                 %                                                  Valuation        Share in
                                             Ownership    Total      Investments     Loans          Allowance       Result 1996
                                             ---------   -------     -----------    -------         ---------       -----------
       A2000..............................       50        1,325         1,325          --                --           (7,965)
       United International Investments...       50       61,528        61,528          --                --           (1,796)
       Kabelkom ..........................       50       41,623        41,623          --                --             (262)
       Spain..............................                    --         3,197          --            (3,197)           1,070
       Germany............................                 7,993         7,993          --                --             (585)
       Other (net)........................                   447           359       1,077              (989)              35
                                                         -------       -------       -----            ------           ------
           Total..........................               112,916       116,025       1,077            (4,186)          (9,503)
                                                         =======       =======       =====            ======           ======

                                                          Total       Investments     Loans
                                                         -------      -----------    -------
     Balance as of January 1, 1997.....................  112,916        112,828           88

     Changes:
       New consolidations..............................       45             45           --
       From consolidated companies.....................    2,947        (11,307)      14,254
       Acquisitions/additions..........................    4,974          1,105        3,869
       Sales ..........................................  (11,070)       (11,070)          --
       Equity in result................................     (663)          (663)          --
       Translation differences and sundry movements....    6,983          4,258        2,725
                                                         -------        -------       ------
       Balance as of December 31, 1997.................  116,132         95,196       20,936
                                                         =======        =======       ======

     The acquisitions/additions represent mainly the acquisition of Eurosat and loans granted to Kabelkom and Ceska Programova Spolecnost. Sold were the German investments.

     The investments in affiliated companies as of December 31, 1997 are:

                                                 %                                                  Valuation       Share in
                                             Ownership    Total      Investments     Loans          Allowance      Result 1997
                                             ---------   -------     -----------    -------         ---------      -----------
       A2000..............................       50       (10,679)     (10,679)          --              --          (12,004)
       United International Investments...       50        72,929       72,929           --              --            7,109
       Kabelkom ...........................      50        50,443       47,715        2,728              --            4,431
       Germany............................      ---            --           --           --              --            2,815
       Czech Republic.....................      100         1,250      (16,857)      18,107              --           (5,417)
       Other (net)........................                  2,189        2,088        1,249          (1,148)           2,403
                                                          -------      -------       ------          ------          -------
           Total..........................                116,132       95,196       22,084          (1,148)            (663)
                                                          =======      ========      ======          ======          =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The excess values of cost over net assets acquired included in the amounts stated above, are as follows:

                                                                                           UII            Kabelkom
                                                                                         -------          --------
       Gross....................................................................         42,069            33,353
       Amortization.............................................................         (7,487)           (2,779)
                                                                                         ------            ------
       Book Value...............................................................         34,582            30,574
                                                                                         ======            ======

     The amortization charge (UII 2,804, Kabelkom 2,223) is included in Share in result 1997.

     United International Investments ("UII") is a partnership through which UPC holds a 20% interest in Princes Holdings (Ireland), a 23.3% interest in Tevel (Israel) and a 25% interest in Melita (Malta). In July 1997, UPC through UII, sold 17.5% of its ownership interest in Melita Cable TV Ltd. to an existing Maltese shareholder, reducing its ownership interest from 42.5% to 25% and increasing the ownership held by Maltese citizens to 50% in accordance with the terms of the franchise.

     For summary financial information about A2000 reference is made to note 22.

5.   OTHER NON-CURRENT FINANCIAL ASSETS

     As a result of the buy-out of Philips, the UPC-group acquired 3,169,159 UIH shares, valued (at cost) at 66,809. The Company deposited 47,000 with ING Bank as a collateral against the purchase of the minority shareholding in Janco Multicom AS in 2001. Including capitalized interest, the deposit amounted to 48,435 per the end of 1997.

6.   RECEIVABLES

     Receivables as presented under current assets mature within one year.

                                                                                     1997               1996
                                                                                   --------           --------
     Trade accounts receivable...............................................        9,419             9,581
     Receivables from affiliated companies...................................       14,970            14,351
     Prepaid expenses and accrued income.....................................        6,140             2,903
     Other receivables.......................................................       36,719            61,635
                                                                                    ------            ------

       Total.................................................................       67,248            88,470
                                                                                    ======            ======

     Receivables from affiliated companies represent amounts receivable due to funding of local cash needs, and to expenses charged for UPC personnel. The amount receivable from affiliated companies is after deduction of a provision of 2,210 (1996: 4,620). A major item under `Other receivables' is current reclaimable VAT 6,946 (1996: 7,979).

7.   CASH AND CASH EQUIVALENTS

     Apart from an interest reserve account of 22,220, cash and cash equivalents include demand accounts and short term investments held in a bank with a maturity of less than three months. Included are short term deposits of 19,009 (1996: 18,959), which deposits are renewed on a daily basis. Other than the interest reserve account, the cash and cash equivalents are freely available.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   STOCKHOLDERS' EQUITY

                                                             Share        Capital         Other         Portfolio
                                               Total        Capital       Reserves       Reserves       UPC-shares
                                              -------       -------       --------       --------       ----------
     Balance as of January 1, 1996..........  537,633          200        582,180         (44,747)          --
     Issuance of new shares.................       --       53,800        (53,800)             --           --
     Net group loss.........................  (91,456)          --             --         (91,456)          --
     Translation differences................    3,462           --             --           3,462           --
                                              -------       ------        -------        --------         ----
     Balance as of December 31, 1996........  449,639       54,000        528,380        (132,741)          --
                                              =======       ======        =======        ========         ====

     On June 18, 1996, the general meeting of shareholders of UPC has decided to issue 53,800,000 shares, which issuance of shares has been embodied in a notarial deed dated July 26, 1996.

                                                             Share        Capital         Other         Portfolio
                                               Total        Capital       Reserves       Reserves       UPC-shares
                                              -------       -------       --------       --------       ----------

     Balance as of January 1, 1997..........   449,639      54,000         528,380       (132,741)            --
     Buy-out Philips........................  (292,561)         --        (276,309)            --        (16,252)
     Reissuance of shares...................   169,899          --         159,779             --         10,120
     Net group loss.........................  (171,698)         --              --       (171,698)            --
     Translation differences ...............       308          --              --            308             --
                                              --------     -------        --------       --------        -------
     Balance as of December 31, 1997........   155,587      54,000         411,850       (304,131)        (6,132)
                                              ========     =======        ========       ========        =======

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

     The options are granted at fair market value to be determined by the Supervisory Board. The maximum term that the options can be exercised is five years from the date of the grant. The options vest over a three year period. During the year ended December 31, 1997, no compensation expense was recognized in connection with the plan for Netherlands accounting purposes. Compensation expense of 4,817 was recognized for US GAAP purposes.

     Data concerning the stock option plan is as follows:

                                                                                        1997             1996
                                                                                      --------         --------
     Outstanding at the beginning of the year...................................      1,533,611               --
     Granted during the year....................................................             --        2,660,000
     Exercised during the year..................................................             --       (1,120,000)
     Cancelled during the year..................................................        (39,243)          (6,389)
                                                                                      ---------       ----------
     Outstanding at the end of the year ........................................      1,494,368        1,533,611
                                                                                      =========       ==========
     Option price per share NLG15.74

     Vested portion:  on exercised options......................................        965,466          520,278
                      on outstanding options....................................      1,166,088          670,987

     Upon termination of an employee, any unvested options shall expire. An employee has the right at any time to put his certificates from exercised vested options to the Foundation at a price equal to the fair market value. The employee must sell his certificates to the Company for a cash payment upon termination.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   SUBORDINATED CONVERTIBLE LOAN

     The convertible loan was repaid in December 1997, partly by UPC (170,371), partly by UIH (169,899). UPC issued shares to UIH in order to redeem the remaining convertible loan.

10.  PROVISIONS

     Provisions relate mainly to deferred taxation.

11.  LONG-TERM LIABILITIES

                                                                       Average         Amount            Amount
                                                     Range of           Rate of      Outstanding       Outstanding
                                                     Interest          Interest     Dec. 31, 1997     Dec. 31, 1996
                                                  --------------       --------     -------------     -------------
     Bank loans................................      3.61-7.375%         3.9%            73,128            8,950
     Senior Facility, Tranche A................   5.5625-5.6925%         5.6%           883,948               --
     Bridge Facility, Tranche B................            10.5%        10.5%           252,500               --
     Capital leases............................         2.8%-25%         6.0%               394              723
     Other loans...............................         5-7.625%         5.6%            49,867           13,157
                                                                                      ---------           ------
           Total...............................                                       1,259,837           22,830
                                                                                      =========           ======

     Long-term liabilities at December 31, 1997 will be payable as follows:

                                   Bank        Senior Facility   Bridge Facility      Capital      Other
                                   Loans          Tranche A         Tranche B         Leases       Loans      Total
                                   -----       ---------------   ---------------      -------      -----    ---------
     1998....................      1,468                --           252,500            143        1,708      255,819
     1999....................      1,477                --                --             86        1,743        3,306
     2000....................      3,986                --                --             86        1,781        5,853
     2001....................      9,497                --                --             79       39,635       49,211
     2002....................      9,350                --                --             --        1,250       10,600
     Thereafter..............     47,350           883,948                --             --        3,750      935,048
                                  ------           -------           -------            ---       ------    ---------
           Total.............     73,128           883,948           252,500            394       49,867    1,259,837
                                  ======           =======           =======            ===       ======    =========

BANK LOANS

     In February 1997, Cooperatieve Centrale Raiffeisenboerenleenbank B.A. granted a NLG65 million nine-year term facility to KTE (the "KTE Facility"). The KTE Facility bears interest at the applicable Amsterdam interbank offered rate ("AIBOR") plus 0.45%, and is secured by, among other things, an encumbrance over KTE's assets and a pledge by UPC of its shares of KTE. The facility generally restricts the payment of dividends and distributions. The facility will be repaid from proceeds of the CNBH Facility (see Note 25). As per December 31, 1997 an amount of NLG65 million was outstanding under this facility which is classified as bank loans.

     Senior Facility Tranche A. In October 1997, UPC and Norkabel as borrowers entered into an NLG1.1 billion Multi-Currency Revolving Credit Facility with The Toronto-Dominion Bank, among other banks. Norkabel was succeeded as a borrower by Janco Multicom in connection with the merger of Janco and Norkabel. In December 1997, Telekabel Wien became a borrower under the Tranche A Facility. Amounts advanced under the Tranche A Facility generally are available for a term of one, two, three, or six months through September 30, 2006 and bear interest at the London interbank offered rate ("LIBOR") on the respective currencies borrowed plus a margin ranging from 0.50% to 2.0% per annum. The Tranche A Facility requires that interest rate protection arrangements be maintained in respect of at least 50% of the Tranche A Facility. The Tranche A Facility is secured by various guarantees from, negative pledges over and, in some cases, share pledges of, certain UPC subsidiaries in Austria, Belgium and Norway.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following the repayment of the Tranche B Facility, Belmarken Holding B.V. ("Belmarken") and other of UPC's wholly owned subsidiaries must accede as guarantors under the Tranche A Facility. The Tranche A Facility generally prohibits dividends and other distributions prior to repayment of the facility. The aggregate amount available for borrowing under the facility is reduced automatically by 5.0% per quarter beginning December 31, 2001. The Tranche A Facility also limits borrowings by UPC, certain of its subsidiaries in Austria, Belgium, Norway and Belmarken, which together before September 30, 2001, may not exceed NLG1.1 billion, based on a debt to cash flow financial ratio, and generally limits UPC's investments in, loans to and guarantees for Belmarken and its subsidiaries and downstream affiliates to NLG80.0 million.

BRIDGE FACILITY, TRANCHE B.

     In connection with the purchase of the UPC shares from, and the redemption of convertible loans to Philips (UPC Acquisition), Belmarken entered into the USD 125 million Tranche B Facility. The Tranche B Facility matures on December 5, 1998, and bears interest at LIBOR plus a margin ranging from 4.5% to 6% per annum. The Tranche B Facility generally prohibits dividends and distributions and is secured by various upstream guarantees from, negative pledges over and, in some cases, share pledges of, certain Belmarken share holdings or partnership interests of Belmarken and UPC in The Netherlands, the Czech Republic, France, Portugal, Romania, the Slovak Republic and Hungary multi-channel television systems and in UII, as well as a first charge over approximately 3.2 million of the UIH Class A Stock which UPC acquired from Philips as part of the UPC Acquisition. Belmarken must apply proceeds from disposals, if any, of its share holdings and partnership interest to repayment of the facility, which restricts the manner and terms on which Belmarken may dispose of these assets.

OTHER LOANS

     The other loans as of December 31, 1997 include a contingent payable of 38,411 to the minority shareholder of Janco Multicom AS, Norway, which accretes interest of 5% per annum. The contingent payable relates to the contemplated exercise price of the call c.q. put option for the remaining 12.7% of Janco Multicom AS. The amount, including accrued interest, will be payable in 2001.

GUARANTEES

     Bank loans of 7,600 and other loans of 11,482 are guaranteed by the local Eindhoven municipality.

12.  CURRENT LIABILITIES

     The current liabilities relate to short term debt and other liabilities which are specified below.

                                                                       1997                1996
                                                                     --------            --------
     Short-term debt
           Long term debt repayable within one year............       255,819               3,363
           Short term bank loans................................        1,696             424,449
           Short term loans Philips.............................           --              22,080
                                                                      -------             -------
                Total...........................................      257,515             449,892
                                                                      -------             -------

     Other liabilities
           Accounts payable to trade creditors..................       37,294              31,408
           Accounts payable to affiliated companies.............       23,626               2,140
           Deposits by customers................................        9,927               8,537
           Other short term liabilities.........................       85,858              46,149
           Deferred income and accrued expenses.................       42,760              48,040
                                                                      -------             -------
                Total...........................................      199,465             136,274
                                                                      -------             -------

         Total current liabilities..............................      456,980             586,166
                                                                      =======             =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Included under other short term liabilities are amounts payable to the parent company of 12,233 (1996: 12,319), relating to services supplied.

13.  Information per Geographical Area

                                                                       Operating
                                       Revenue                       Income (Loss)                    Total Assets
                             ------------------------------  ------------------------------   ------------------------------
                               1997       1996       1995      1997       1996       1995       1997       1996       1995
                             --------   --------   --------  --------   --------   --------   --------   --------   --------
Netherlands:
   corporate...............     3,088      4,433     1,242   (11,395)   (12,872)   (6,631)    415,150    339,803    548,781
   operating companies.....    26,712     21,633     4,297     7,313      4,828       282     125,070    120,626    120,094
Austria....................   162,783    156,964    72,802    16,928     16,430     7,117     545,870    528,409    510,903
Belgium....................    38,737     37,704    19,752    (3,869)    (4,287)   (4,646)     69,832    100,762     96,951
Czech Republic.............     7,492      7,746     2,086   (13,116)   (12,307)  (10,772)     24,847     35,149     39,810
Norway ....................    91,529     14,541        --   (27,885)      (767)       --     445,160    168,574         --
France.....................     2,526        179        --    (5,933)    (4,701)       --      36,769     13,283         --
Other......................     4,288      1,979        --    (5,915)    (5,519)       --      13,974     24,450         --
                              -------    -------   -------   -------    -------   -------   ---------  ---------  ---------
       Total...............   337,155    245,179   100,179   (43,872)   (19,195)  (14,650)  1,676,672  1,331,056  1,316,539
                              =======    =======   =======   =======    =======   =======   =========  =========  =========

     The total assets of Netherlands - corporate include UPC's share in the licence of Kabeltelevisie Amsterdam (a subsidiary of A2000) and the investments, advances and current accounts with Affiliated companies.

14.  PERSONNEL

     Labor cost is specified as follows:                                         1997              1996             1995
                                                                               --------          --------         --------
       Salaries and wages................................................       58,296            39,022           13,565
       Pension costs.....................................................        1,391             1,050            1,311
       Social securities.................................................       13,748            10,135            3,435
                                                                                ------            ------           ------
           Total.........................................................       73,435            50,207           18,311
                                                                                ======            ======           ======

     The information about employees by category is as follows:

                                           As of December 31,                                     Average
                                  ----------------------------------------        ------------------------------------------
                                    1997           1996             1995            1997             1996             1995
                                  --------       --------         --------        --------         --------         --------
     Operating.............         374             314              N/A            381               260             N/A
     Other.................         441             390              N/A            437               317             N/A
                                    ---             ---              ---            ---               ---             ---
           Total...........         815             704              407            818               577             380
                                    ===             ===              ===            ===               ===             ===

15.  FINANCIAL INCOME AND EXPENSES

                                                                           1997              1996                1995
                                                                         --------          --------            --------
     Interest income.................................................       6,512            2,757               6,403
     Interest expense................................................     (72,544)         (38,475)            (19,873)
     Exchange loss & other...........................................     (41,160)         (21,135)             (3,376)
                                                                         --------          -------             -------
           Total.....................................................    (107,192)         (56,853)            (16,846)
                                                                         ========          =======             =======

16.  OTHER

     The assets of Intercabo, Portugal were sold in January 1998. The closure of the Portuguese activities will result in an expected loss of 18,888, which is provided for in 1997.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.  INCOME TAXES

     The consolidated financial statements have been prepared assuming partial tax basis for licence fees capitalized relating to certain acquisitions. Deferred taxes have been provided for that portion of the licenses which management believes no tax basis will be allowed.

     The difference between the income tax benefit and the actual income tax benefit are as follows:

                                                                           1997             1996              1995
                                                                         --------         --------          --------
     "Expected" income tax benefit...................................    (59,483)         (26,616)          (11,023)
     Expenses and write downs not deductible.........................     23,352            3,872             4,000
     Differences in foreign tax rates................................      3,232            1,105               797
     Temporary differences for which no deferred tax benefits has
       been provided for.............................................     31,251           26,019             3,471
     Other...........................................................       (163)            (683)            1,131
                                                                        --------          -------           -------
     Income tax loss (benefit).......................................     (1,811)           3,697            (1,624)
                                                                        ========          =======           =======

     The net deferred tax liability of UPC consists of the following:

     Deferred tax liabilities:
     ------------------------
         Intangible fixed assets.....................................     48,077           31,688             5,552
         Tangible fixed assets.......................................     10,193            8,453             3,096
         Other.......................................................      (540)           (3,746)               --
                                                                        --------          -------           -------
                Total deferred tax liabilities.......................     57,730           36,395             8,648
                                                                        --------          -------           -------

     Deferred tax assets:
     -------------------
         Tax loss carry forwards.....................................    149,802          103,635             2,476
         Other.......................................................         --               --               331
         Tax loss carry forwards not recognized......................   (136,580)         (75,630)           (1,913)
                                                                        --------          -------           -------
                Net deferred tax assets..............................     13,222           28,005               894
                                                                        --------          -------           -------

                Net deferred tax liabilities.........................     44,508            8,390             7,754
                                                                        ========          =======           =======

     Tax loss carry forwards arise primarily in Norway, The Netherlands, Czech Republic and Austria. The tax loss carry forwards of Norway, aggregating to 336,767 (1996: 249,818) will expire during the years 1998 - 2007. The tax loss carry forwards of The Netherlands, Belgium and Austria of 114,661 (1996: 77,855; 1995: 7,922) have no expiration date. The tax loss carry forwards of the Czech Republic of 26,223 (1996: 15,688; 1995:14,489) will expire in the years 2001 -
2004.

     During 1996, the Austrian tax authorities passed legislation which had the effect of eliminating approximately NLG256,000 of tax basis associated with certain amounts of goodwill recorded at Telekabel effective January 1, 1997. This change in tax law is expected to be challenged on constitutional grounds. However, there can be no assurance of a successful repeal of such legislation. Accordingly, this change caused Telekabel's effective tax rate to increase from the historical effective tax rate through December 31, 1996, due to the non-deductibility of such goodwill amortization subsequent to January 1, 1997.

18.  PARENT COMPANIES RELATED TRANSACTIONS

     The Company is charged by the parent companies for services supplied and for interest. In 1997, UIH charged an amount of 12,958 (1996: 9,004) for salaries and related costs for employees seconded to UPC group and affiliated companies. The charges from Philips relate to interest on the convertible notes 28,743 (1996: 24,212). These figures do not include the purchase of equipment from Philips companies, which purchase is done at normal commercial conditions.

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.  Commitments and Guarantees

     The UPC Group has entered into various rent and lease agreements for office space, cars etc. The terms of the agreements call for future minimum payments as follows:

         1998.....................................................        14,119
         1999.....................................................        11,139
         2000.....................................................         9,171
         2001.....................................................         1,957
         2002.....................................................         1,630

     Per December 31, 1996 the Company had guaranteed affiliated company debt in the amount of 6,161 with respect to Princes Holdings Ltd. in Ireland; per December 31, 1997 the guarantee risk is nil.

20.  FOREIGN EXCHANGE RISK EXPOSURE

     The Company did not enter into foreign forward exchange contracts, or use other financial instruments, to hedge against foreign exchange exposure. The currency risk is primarily applicable to the US dollar, in total for approximately USD 125 million (1996: USD 185 million). The main item of this exposure per December 31, 1997 relates to the B-facility of the Toronto Dominion financing. Per December 31, 1996 the main risk related to the convertible loans. The risk exposures for other foreign currencies are not material.

21.  US GAAP RECONCILIATION

     The accounting policies followed in the preparation for the consolidated financial statements differ in some respects to those generally accepted in the United States of America (US GAAP).

     The   differences   which  have  a  material  effect  on  net  loss  and/or
shareholders' equity and/or total assets are as follows:

     o The fair market value of licences, goodwill, land and buildings and networks for US GAAP purposes prior to the acquisition of Philips ownership interests was limited to a partial step-up. Consequently, no step-up in asset value was allowed for the difference between historical cost and the fair market value of the assets contributed by UIH. Effective with the acquisition by UIH of Philips interests on December 11, 1997, UPC applied pushdown accounting for US GAAP purposes. US GAAP reflects the full fair market value of UPC including new goodwill created in connection with the purchase and the push down of goodwill recorded on UIH's financial statements existing as of the acquisition date.

      o Deferred taxes have been established for the difference between book and tax basis of contributed assets.

STOCK OPTION PLAN

     The FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement defines a fair value based method of accounting for employee stock options or similar equity instruments. The Company has adopted the disclosure requirements of this statement in the accompanying financial statements, as the Company complies with the provisions of APB No. 25 for US GAAP accounting purposes.

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

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

US GAAP INFORMATION

     The calculation of net loss, shareholders' equity and total assets, substantially in accordance with US GAAP, is as follows:

                                                                           1997             1996             1995
                                                                         --------         --------         --------
Net loss as per consolidated statements of income.....................  (171,698)         (91,456)          (46,242)

     Adjustments to reported income (loss):
     Amortization of licences, goodwill and basis differences related
       to investments in affiliated companies.........................     5,435            6,832             5,229
     Depreciation of fixed assets.....................................     1,796            1,908               953
     Amortization goodwill affiliated companies.......................     3,480            3,692                --
     Tax effect of US GAAP adjustments................................      (162)           3,188            (1,469)
     Compensation expense related to options..........................    (4,817)              --                --
                                                                       ---------        ---------         ---------
     Approximate net loss in accordance with US GAAP..................  (165,966)         (75,836)          (41,529)
                                                                       =========        =========         =========

Shareholders' equity as per consolidated balance sheets...............   155,587          449,639           537,633

     Adjustments to reported equity:
     Licences, goodwill and basis differences related to investments
       in affiliated companies........................................   260,761         (123,423)         (186,122)
     Tangible fixed assets............................................        --          (20,067)          (21,975)
     Goodwill affiliated companies....................................        --          (50,771)               --
     Deferred taxes ..................................................        --            3,188                --
     Provision for option compensation................................    (4,817)              --                --
                                                                        --------        ---------         ---------
     Approximate shareholders' equity in accordance with US GAAP......   411,531          258,566           329,536
                                                                        ========        =========         =========

Total assets as per consolidated balance sheets....................... 1,676,672        1,331,056         1,316,539

     Adjustments to reported assets:
     Licences, goodwill and basis differences related to investments in
       affiliated companies...........................................   260,761         (123,423)         (186,122)
     Tangible fixed assets............................................        --          (20,067)          (21,975)
     Goodwill affiliated companies....................................        --          (50,771)               --
                                                                       ---------        ---------         ---------
     Approximate total assets in accordance with US GAAP.............. 1,937,433        1,136,795         1,108,442
                                                                       =========        =========         =========

22. SUMMARY FINANCIAL INFORMATION ABOUT A2000 HOLDING N.V., BASED ON DUTCH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     Balance sheet per December 31                                                        1997              1996
                                                                                        --------          --------
     Intangible fixed assets....................................................        122,189           132,018
     Tangible fixed assets......................................................        309,291           230,304
     Financial fixed assets.....................................................            543               543
     Liquid assets..............................................................          6,868            33,389
     Other current assets.......................................................         35,557            24,997
                                                                                        -------           -------
         Total assets...........................................................        474,448           421,251
                                                                                        =======           =======
     Provisions.................................................................          2,154            11,693
     Long term debt.............................................................        426,000           366,000
     Current liabilities........................................................         67,652            40,908
                                                                                        -------           -------
         Total liabilities......................................................        495,806           418,601
                                                                                        =======           =======
         Total shareholders' value..............................................        (21,358)            2,650
                                                                                        =======           =======

                     UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Statement of income                                                                  1997              1996
                                                                                        --------          --------
     Revenue....................................................................         101,450           89,893
     Costs......................................................................        (67,687)          (49,064)
     Depreciation and amortization..............................................        (50,846)          (43,789)
     Financial income / charges.................................................        (16,751)          (12,969)
     Release of tax provision...................................................          9,826                --
                                                                                        -------           -------
         Net loss...............................................................        (24,008)          (15,929)
                                                                                        =======           =======

 23. USE OF ESTIMATES

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

24.  PRO FORMA INFORMATION (UNAUDITED)

     The acquisition of the additional 91.7% in Norkabelgruppen AS effective September 30, 1996, and the acquisition of Janco Kabel TV effective January 1, 1997, (subsequently merged into Janco Multicom AS) have a material effect on the figures reported in the statements of income. Based upon currently available information and upon certain assumptions that management believes reasonable, proforma results of UPC assuming these transaction occurred on January 1, 1996 are as follows:

                                                                         1996
                                                                       --------

         Revenues ..................................................    316,791
         Net loss...................................................   (113,537)

25.  SUBSEQUENT EVENTS

INTERCABO

     In  January  1998  the  assets  of   Intercabo,   Portugal  were  sold  for
approximately NLG4,000. The expected loss relating to the closure of the Portuguese activities is provided for per December 31, 1997.

COMBIVISIE

     Effective January 1, 1998, UPC acquired certain assets, including the cable systems of Combivisie with approximately 143,000 subscribers for an amount of NLG180,762. Combivisie administered the cable television systems on behalf of 18 municipalities in the region surrounding Kabeltelevisie Eindhoven NV ("KTE"). The purchase was funded with a NLG60,000 draw on UPC's Senior Facility Tranche A and NLG120,762 from a credit facility from Cooperative Centrale Raiffeisen-Boerenleenbank B.A. ("Rabobank"). Subsequent to the transaction, the assets and liabilities of both KTE and Combivisie were merged. The resulting entity is named The Cable Network Brabant Holding BV ("CNBH").

     On February 20, 1998 CNBH has secured a NLG250 million nine-year term facility to CNBH. The CNBH facility bears interest at the applicable Amsterdam interbank offered rate ("AIBOR") plus a margin ranging from 0.60% to 1.60% per annum, and is secured by, among other things, an encumbrance over CNBH's assets and a pledge by Cable Network Netherlands Holding of its shares of CNBH. The facility is used to refinance the existing KTE facility and to complete the Combivisie acquisition. Furthermore the facility will be used for the development and exploitation of enhanced cable TV services, data services and telephony services.

                    UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SKT SPOL. S.R.O. ("SKT")

     On February 25, 1998, UPC signed a letter of intent with Siemens to acquire their 95.63% interest in SKT for $51,000 (NLG103,000). SKT is a cable television company in the Slovak Republic with approximately 156,000 subscribers of which approximately 136,000 subscribers are located in Bratislava. Closing is expected to occur during the third quarter of 1998.

UNITED TELEKABEL HOLDING N.V.

     On April 2, 1998, UPC and N.V. NUON Energie-Onderneming voor Gelderland ("NUON"), a Netherlands energy company, signed a definitive agreement to merge all of their Netherlands broadband cable television and telecommunication companies and activities into a newly formed company, United Telekabel Holding N.V. ("UTH"). UPC will contribute its wholly owned interest in CNBH, its 50% ownership interest in A2000 Holding N.V. including its interest in the license, and its wholly owned interest in Kabeltelevisie Son en Breugel B.V. for a 51% interest in UTH. NUON will contribute its ownership interests in N.V. Telekabel Beheer (totalling approximately 485,000 equity subscribers) for a 49% interest in UTH. Closing of the transaction is subject to certain conditions precedent including third party consents and shareholder approval. Upon closing, a correction payment will be made by either UPC or NUON to balance the ownership interests based upon agreed valuation methodology. Further, both parties will be committed to minimum funding levels or become subject to future dilution. The closing agreements provide UPC with a call option to acquire 50% of NUON's ownership in UTH and provide NUON with a put option to sell 50% of its ownership interests UTH. The call and put options are in effect for a two-year period starting one year after the closing of the transaction expected to occur before July 1, 1998. The put/call price will be fixed as of closing.

UIH LOAN

     On March 16, 1998, Belmarken executed a $100,000 promissory note with UIH. The note bears interest at 10.75% per annum on the outstanding balance and is due on demand. The note is convertible into UPC stock at fair market value at the election of UIH. Payments under the note are subordinate to UPC's Bridge Facility Tranche B. On March 23, 1998, UPC borrowed $63,000 under the note, proceeds from the draw were used to reduce UPC's Bridge Facility Tranche B.

KABELKOM HOLDING COMPANY ("KABELKOM") AND CESKA PROGRAMOVA SPOLECNOST SRO ("TV MAX")

     On April 1, 1998, UPC and Time Warner Entertainment Company ("TWE") signed a Memorandum of Understanding ("MOU") for the purpose of restructuring the assets of Kabelkom. Under the terms of the MOU, UPC will acquire TWE's 50%
ownership interest in Kabelkom's Hungarian cable television systems (approximately 266,000 subscribers) and TWE and other partners will acquire UPC's 50% ownership interest in Kabelkom's Hungarian programming business. In addition, the MOU provides for the sale of UPC's ownership interest in TV Max, a Czech Republic programming business, to TWE. The MOU requires UPC to make a net payment to TWE of $9,500 upon closing which is expected to occur in the second quarter of 1998.

UNITED INTERNATIONAL INVESTMENTS

     In April and May, 1998, UPC signed MOUs with TINTA, its 50% partner in UII, to acquire TINTA's interests related to Tevel and Melita, and to sell UPC's interest in Princes Holdings to TINTA, for a net payment to TINTA of approximately $71,000. The MOUs are contingent upon several factors, including the completion of financing satisfactory to UIH, the consent of certain third parties and regulatory bodies, and the signing of definitive documentation.

                    UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


SUMMARY OF MAJOR GROUP AND AFFILIATED COMPANIES
-----------------------------------------------

     AUSTRIA:
       Telekabel Wien GmbH                                                 95.0%
       Telekabel Graz GmbH                                                 95.0%
       Telekabel Klagenfurt GmbH                                           95.0%
       Telekabel - Fernsehnetz Region Baden
       Betriebsgesellschaft mbH                                            95.0%
       Telekabel - Fernsehnetz Wr. Neustadt / Neunkirchen
       Betriebsgesellschaft mbH                                            95.0%

     BELGIUM:
       Radio Public SA                                                    100.0%

     CZECH REPUBLIC:
       Kabel Net Holding AS                                               100.0%
       Kabel Net Brno AS                                                  100.0%
       Ceska Programova Spolecnost SRO                                    100.0%

     ENGLAND:
       UPC Services Limited                                               100.0%

     FRANCE:
       Mediareseaux S.A.                                                  100.0%
       Mediareseaux Marne SA                                               99.6%

     HUNGARY:
       Kabelkom Holding Company (1)                                        50.0%

     IRELAND:
       Through UII partnership (2):
       Princes Holdings Ltd                                                20.0%

     ISRAEL:
       Through UII partnership (2):
       Tevel Israel International Communications Ltd                       23.3%

     MALTA:
       Through UII partnership (2):
       Melita Cable TV Ltd                                                 25.0%

     NETHERLANDS:
       A2000 Holding NV (Amsterdam)                                        50.0%
       Kabeltelevisie Eindhoven NV                                        100.0%
       Kabeltelevisie Son & Breugel                                       100.0%
       Belmarken Holding BV                                               100.0%
       Binan Investments BV                                               100.0%
       Stipdon Investments BV                                             100.0%
       Cable Network Brabant Holding BV                                   100.0%
       Cable Network Netherlands Holding BV                               100.0%
       Cable Network Zuid-Oost Brabant Holding BV                         100.0%
       Cable Network Austria Holding BV                                   100.0%

     NORWAY:
       Janco Multicom AS (3)                                               87.3%

                    UNITED PAN-EUROPE COMMUNICATIONS N.V.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     PORTUGAL:
       Intercabo Televisao por Cabo SGPS Lda                              100.0%

     ROMANIA:
       Multicanal Holdings SRL                                             90.0%
       Control Cable Ventures SRL                                         100.0%

     SLOVAK REPUBLIC:
       Trnavatel SRO                                                       75.0%
       Slovatel SRO                                                       100.0%

   (1) UPC NV has a 50% legal ownership in Kabelkom Holding Company, which is reduced by a preferential claim by Time Warner to an economic ownership of 47.2%.

   (2) UII (United International Investments) is a US general partnership between UPC NV and TeleCommunications, Inc. With respect to the Israel system, UPC NV's interest in UII is 50 % (corresponding with a 23.3 % beneficial interest in Tevel Israel International Communications
          Ltd).With  respect to the Irish  system,  UPC NV's  interest in UII is
          44.4 % (corresponding with a 20 % beneficial interest of UPC NV in Princes Holding Ltd). With respect to the Malta system, UPC NV's interest in UII is effectively 50 % (corresponding with a 25 % beneficial interest of UPC NV in Melita Cable TV Ltd). UPC NV provides the management services to UII Management, a US general partnership between UPC NV (50 %) and Tele-Communications, Inc. (50 %) which provides management and consulting services to UII's Israel (Tevel) and Malta (Melita) cable television interests.

   (3) UPC NV has a 87.3% legal ownership in Janco Multicom AS, together with a call option on the remaining 12.7% for the same amount as the minority shareholder has a put option. The call and put option expire in 2001. As from an economic perspective UPC fully owns Janco Multicom AS, 100% is consolidated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 29th day of May 1998.

                                             United International Holdings, Inc.
                                             a Delaware corporation

                                             By:  /s/ J. Timothy Bryan
                                             ---------------------------------
                                                  J. Timothy Bryan
                                                  Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed by the following persons in the capacities and on the dates indicated.

                                                         Title of Position
Signature                                            Held With the Registrant
---------                                            ------------------------
     *
---------------------------------
Gene W. Schneider                                    Chairman of the Board, President and
                                                       Chief Executive Officer                   May 29, 1998
/s/ J. Timothy Bryan
---------------------------------
J. Timothy Bryan                                     Chief Financial Officer, Treasurer          May 29, 1998
                                                       and Assistant Secretary
     *
---------------------------------
Albert M. Carollo                                    Director                                    May 29, 1998

     *
---------------------------------
John P. Cole, Jr.                                    Director                                    May 29, 1998

/s/ Valerie L. Cover
---------------------------------
Valerie L. Cover                                     Controller (Principal Accounting Officer)
                                                       and Vice President                        May 29, 1998
     *
---------------------------------
Lawrence F. DeGeorge                                 Director                                    May 29, 1998

     *
---------------------------------
Lawrence J. DeGeorge                                 Director                                    May 29, 1998

     *
---------------------------------
Antony P. Ressler                                    Director                                    May 29, 1998

     *
---------------------------------
John F. Riordan                                      Director                                    May 29, 1998

     *
--------------------------------
Curtis W. Rochelle                                   Director                                    May 29, 1998

     *
--------------------------------
Mark L. Schneider                                    Director and Executive Vice President       May 29, 1998

     *
--------------------------------
Bruce H. Spector                                     Director                                    May 29, 1998

*  By:   /s/ J. Timothy Bryan
      --------------------------
         J. Timothy Bryan
         Attorney-in-fact

                                                         195