Form 10-Q
period 1998-05-31
UNITED INTERNATIONAL HOLDINGS INC
filed 1998-07-15
CIK 887949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to_________

                          Commission File No. 0-21974

                       United International Holdings, Inc.
             (Exact name of Registrant as specified in its charter)

      State of Delaware                                          84-1116217
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

    4643 South Ulster Street, #1300
           Denver, Colorado                                          80237
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code:  (303) 770-4001




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----    ----


     The number of shares outstanding of the Registrant's common stock as of July 10, 1998 was:

         Class A Common Stock - 26,625,762 shares
         Class B Common Stock - 12,778,943 shares

                                             UNITED INTERNATIONAL HOLDINGS, INC.
                                                     TABLE OF CONTENTS



                                                                                                                            Page
                                                                                                                           Number
                                              PART I - FINANCIAL INFORMATION                                               ------
                                              ------------------------------

Item 1 - Financial Statements
------
         Condensed Consolidated Balance Sheets as of May 31, 1998 and February 28, 1998 (Unaudited)......................    2

         Condensed Consolidated Statements of Operations for the Three Months Ended May 31, 1998 and 1997
           (Unaudited)...................................................................................................    3

         Condensed Consolidated Statement of Stockholders' Deficit for the Three Months Ended May 31, 1998
           (Unaudited)...................................................................................................    4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 31, 1998 and 1997
           (Unaudited)...................................................................................................    5

         Notes to Condensed Consolidated Financial Statements (Unaudited)................................................    6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...........................   15
------

                                                PART II - OTHER INFORMATION
                                                ---------------------------

Item 5 - Other Information...............................................................................................   24
------

Item 6 - Exhibits and Reports on Form 8-K................................................................................   30
------

                                            UNITED INTERNATIONAL HOLDINGS, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Stated in thousands, except per share amounts)
                                                        (Unaudited)

                                                                                               As of             As of
                                                                                              May 31,        February 28,
                                                                                               1998              1998
                                                                                           ----------        ------------
ASSETS
Current assets
   Cash and cash equivalents............................................................   $   97,477        $  303,441
   Restricted cash and short-term investments...........................................       24,447            20,950
   Short-term investments...............................................................       92,475            33,731
   Subscriber receivables, net..........................................................       12,385             7,311
   Management fee receivables from related parties......................................        2,491             2,439
   Notes receivable.....................................................................        2,068             2,575
   Costs to be reimbursed by affiliated companies, net..................................       16,272            15,157
   Other current assets, net, including $2,840 and $1,728 of related party receivables,
     respectively.......................................................................       25,135            25,395
                                                                                           ----------        ----------
       Total current assets.............................................................      272,750           410,999
Investments in and advances to affiliated companies, accounted for under the
  equity method, net....................................................................      291,239           318,437
Property, plant and equipment, net of accumulated depreciation of $124,473 and $84,633,
  respectively..........................................................................      479,171           440,735
Goodwill and other intangible assets, net of accumulated amortization of $24,989
  and $14,532, respectively.............................................................      453,109           432,005
Deferred financing costs, net of accumulated amortization of $3,215 and $1,634,
  respectively..........................................................................       43,498            44,943
Non-current restricted cash and other assets, net.......................................       29,944            32,716
                                                                                           ----------        ----------
       Total assets.....................................................................   $1,569,711        $1,679,835
                                                                                           ==========        ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable, including $224 and $86 of related party payables, respectively.....   $   35,480        $   49,733
   Construction payables................................................................        4,635             6,008
   Accrued liabilities..................................................................       44,447            46,419
   Subscriber prepayments and deposits..................................................       50,865            12,145
   Current portion of long-term debt....................................................       74,150           163,325
   Other current liabilities............................................................       16,881            13,760
                                                                                           ----------        ----------
       Total current liabilities........................................................      226,458           291,390
Senior secured notes and other debt.....................................................    1,780,496         1,702,771
Deferred taxes and other long-term liabilities..........................................       28,919            30,204
                                                                                           ----------        ----------
       Total liabilities................................................................    2,035,873         2,024,365
                                                                                           ----------        ----------
Minority interest in subsidiaries.......................................................       13,676            15,186
                                                                                           ----------        ----------
Preferred stock, $0.01 par value, 3,000,000 shares authorized, 170,513 and 170,513 shares of Convertible Preferred Stock, Series A issued and outstanding, respectively,
   stated at liquidation value..........................................................       32,889            32,564
                                                                                           ----------        ----------
Stockholders' deficit
   Class A Common Stock, $0.01 par value, 60,000,000 shares authorized, 26,581,949 and
     26,381,093 shares issued and outstanding, respectively.............................          266               264
     Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 12,778,943
     and 12,863,323 shares issued and outstanding, respectively.........................          128               128
   Additional paid-in capital...........................................................      354,360           352,253
   Deferred compensation................................................................       (1,092)              (42)
   Other comprehensive income (loss)
     Unrealized gain on investments in marketable equity securities.....................           29               351
     Cumulative translation adjustments.................................................      (82,963)          (66,075)
                                                                                           ----------        ----------
       Other comprehensive loss.........................................................      (82,934)          (65,724)
   Accumulated deficit..................................................................     (750,381)         (646,085)
   Treasury stock, at cost, 3,169,151 shares of Class A Common Stock....................      (33,074)          (33,074)
                                                                                           ----------        ----------
       Total stockholders' deficit......................................................     (512,727)         (392,280)
                                                                                           ----------        ----------
       Total liabilities and stockholders' deficit......................................   $1,569,711        $1,679,835
                                                                                           ==========        ==========

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            UNITED INTERNATIONAL HOLDINGS, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Stated in thousands, except per share amounts)
                                                        (Unaudited)

                                                                                               For the Three Months Ended
                                                                                                         May 31,
                                                                                              ----------------------------
                                                                                                 1998              1997
                                                                                              ----------        ----------
Service and other revenue...............................................................      $   66,033        $   21,082
Management fee income from related parties..............................................           1,687               281
                                                                                              ----------        ----------
       Total revenue....................................................................          67,720            21,363

System operating expense................................................................         (29,011)          (12,789)
System selling, general and administrative expense......................................         (26,547)          (13,318)
Corporate general and administrative expense............................................          (6,471)           (5,728)
Depreciation and amortization...........................................................         (53,112)          (19,458)
                                                                                              ----------        ----------
       Net operating loss...............................................................         (47,421)          (29,930)

Equity in losses of affiliated companies, net...........................................         (12,555)          (19,317)
Interest income, including related party income of $1,530 and $202, respectively........           4,800             1,961
Interest expense, including related party expense of $281 and $62, respectively.........         (47,097)          (25,918)
Provision for loss on investment related costs..........................................              --            (4,436)
Other expense, net......................................................................          (2,961)           (1,620)
                                                                                              ----------        ----------
       Net loss before minority interest................................................        (105,234)          (79,260)

Minority interest in subsidiaries.......................................................             938               231
                                                                                              ----------        ----------
       Net loss.........................................................................      $ (104,296)       $  (79,029)
                                                                                              ==========        ==========

Basic and diluted loss per common share.................................................      $    (2.66)       $    (2.03)
                                                                                              ==========        ==========

Weighted-average number of common shares outstanding....................................      39,332,032        39,174,318
                                                                                              ==========        ==========


           The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             UNITED INTERNATIONAL HOLDINGS, INC.
                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         (Stated in thousands, except share amounts)
                                                        (Unaudited)

                             Class A          Class B
                          Common Stock     Common Stock  Additional Deferred Unrealized   Cumulative
                         ---------------  --------------  Paid-In   Compen-    Gain on   Translation Accumulated Treasury
                         Shares   Amount  Shares  Amount  Capital   sation   Investments Adjustments   Deficit    Stock     Total
                         ------   ------  ------  ------ ---------- -------- ----------- ----------- ----------- -------- ----------
Balances,
 February 28, 1998.... 26,381,093 $264  12,863,323 $128  $352,253  $   (42)    $ 351     $(66,075)   $(646,085) $(33,074) $(392,280)

Issuance of
 Class A Common
 Stock in connection
 with Company's stock
 option plans.........    112,297    2          --   --       982       --        --           --           --        --        984
Issuance of
 Class A Common
 Stock in connection
 with Company's 401(k)
 plan.................      4,179   --          --   --        70       --        --           --           --        --         70
Exchange of
 Class B Common
 Stock for Class A
 Common Stock.........     84,380   --     (84,380)  --        --       --        --           --           --        --         --
Accrual of dividends
 on convertible
 preferred stock......         --   --          --   --      (325)      --        --           --           --        --       (325)
Repricing of stock
 options..............         --   --          --   --     1,380   (1,380)       --           --           --        --         --
Amortization of
 deferred
 compensation.........         --   --          --   --        --      330        --           --           --        --        330
Change in unrealized
 gain on investments..         --   --          --   --        --       --      (322)          --           --        --       (322)
Change in cumulative
  translation
  adjustments.........         --   --          --   --        --       --        --      (16,888)          --        --    (16,888)
Net loss..............         --   --          --   --        --       --        --           --     (104,296)       --   (104,296)
                       ---------- ----  ---------- ----  --------  -------     -----     --------    ---------  --------  ---------
Balances, May 31,
 1998................. 26,581,949 $266  12,778,943 $128  $354,360  $(1,092)    $  29     $(82,963)   $(750,381) $(33,074) $(512,727)
                       ========== ====  ========== ====  ========  =======     =====     ========    =========  ========  =========





           The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          UNITED INTERNATIONAL HOLDINGS, INC.
                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Stated in thousands, except share amounts)
                                                      (Unaudited)

                                                                                                For the Three Months Ended
                                                                                                         May 31,
                                                                                                --------------------------
                                                                                                  1998              1997
                                                                                                --------          --------
Cash flows from operating activities:
Net loss.....................................................................................   $(104,296)        $(79,029)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of affiliated companies, net.............................................      12,763           19,445
   Minority interest share of losses.........................................................        (938)            (231)
   Depreciation and amortization.............................................................      53,112           19,458
   Gain on sale of property, plant and equipment.............................................          --             (691)
   Compensation expense related to stock options.............................................         330              450
   Accretion of interest on senior notes and amortization of deferred financing costs........      34,666           25,190
   Issuance of common stock in connection with Company's 401(k) plan.........................          96               98
   Provision for loss on marketable equity securities and investment related costs...........          --            4,436
   Increase in subscriber receivables, net...................................................      (5,033)          (1,126)
   Increase in management fee receivables from related parties...............................         (52)            (507)
   Decrease (increase) in other assets.......................................................       4,452           (2,803)
   Increase in accounts payable, accrued liabilities and other...............................      24,737           11,334
                                                                                                ---------         --------
Net cash flows from operating activities.....................................................      19,837           (3,976)
                                                                                                ---------         --------
Cash flows from investing activities:
Purchase of short-term investments...........................................................     (92,142)         (37,820)
Proceeds from sale of short-term investments.................................................      33,398           49,996
Restricted cash deposited....................................................................      (3,497)          (5,023)
Investments in and advances to affiliated companies and acquisition of assets................     (92,533)         (32,746)
Additions to property, plant and equipment...................................................     (36,317)         (16,502)
Proceeds from sale of property, plant and equipment..........................................          --            2,332
Decrease in construction payables............................................................      (1,389)         (20,888)
Increase in costs to be reimbursed by affiliated companies, net..............................        (860)          (2,643)
Repayments on notes receivable...............................................................         508            4,594
Other, net...................................................................................        (441)            (849)
                                                                                                ---------         --------
Net cash flows from investing activities.....................................................    (193,273)         (59,549)
                                                                                                ---------         --------
Cash flows from financing activities:
Deferred financing costs.....................................................................        (421)          (1,909)
Issuance of common stock in connection with Company's stock option plans.....................         956              643
Payment of sellers notes.....................................................................          --           (8,016)
Borrowings of other debt.....................................................................      93,396           50,000
Payment on capital leases and other debt.....................................................    (126,290)          (1,108)
                                                                                                ---------         --------
Net cash flows from financing activities.....................................................     (32,359)          39,610
                                                                                                ---------         --------
Effect of exchange rates on cash.............................................................        (169)          (1,028)
                                                                                                ---------         --------
Decrease in cash and cash equivalents........................................................    (205,964)         (24,943)
Cash and cash equivalents, beginning of period...............................................     303,441           68,784
                                                                                                ---------         --------
Cash and cash equivalents, end of period.....................................................   $  97,477         $ 43,841
                                                                                                =========         ========
Non-cash investing and financing activities:
   Purchase money notes payable to sellers...................................................   $      --         $ 52,144
                                                                                                =========         ========
   Change in unrealized (gain) loss on investment............................................   $    (322)        $  2,923
                                                                                                =========         ========
   Assets acquired with capital leases.......................................................   $      77         $     --
                                                                                                =========         ========
Supplemental cash flow disclosures:
   Cash paid for interest....................................................................   $   4,695         $    514
                                                                                                =========         ========
   Cash received for interest................................................................   $     348         $  2,136
                                                                                                =========         ========
Acquisition of Combivisie assets:
   Property, plant and equipment and other long-term assets..................................   $ (51,632)        $     --
   Goodwill and other intangible assets......................................................     (36,416)              --
                                                                                                ---------         --------
         Total cash paid.....................................................................   $ (88,048)        $     --
                                                                                                =========         ========

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                       UNITED INTERNATIONAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF MAY 31, 1998
                     (Monetary amounts stated in thousands)
                                   (Unaudited)

1.   ORGANIZATION AND NATURE OF OPERATIONS

     United International Holdings, Inc. (together with its majority-owned subsidiaries, the "Company" or "UIH") was formed as a Delaware corporation in May 1989, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations outside the United States.

     The  following  chart  presents  a  summary  of the  Company's  significant investments in multi-channel  television and telephony  operations as of May 31,
1998.
************************************************************************************************************************************
*                                                               UIH                                                                *
************************************************************************************************************************************
              100%  *                                                        100%  *
************************************* **********************************************************************************************
*        UIH Europe, Inc. ("UIHE")  * *                    United International Properties, Inc. ("UIPI")                          *
************************************* **********************************************************************************************
                    *                                                              *
                    *                                   ***************************************************************
           100%(1)  *                              98%  *                                   * 100%                    *
************************************* *************************************** ************************** ***************************
* United Pan-Europe Communications  * *UIH Asia/Pacific Communications, Inc.* * UIH Latin America, Inc.* *        Other UIPI       *
*              N.V. ("UPC")         * *              ("UAP")*               * *        ("UIH LA")      * *                         *
************************************* *************************************** ************************** *Hungary:                 *
                    *                                    *                                  *            * Monor Communications    *
                    *                              100%  *                                  *            *  Group, Inc.            *
************************************* *************************************** ************************** *  ("Monor")         48.6%*
*Austria:                           * *     UIH Australia/Pacific, Inc.     * *Brazil:                 * *Ireland:                 *
* Telekabel Group                   * *             ("UIH/AP")              * * TV Cabo e Comunicacoes **  Tara Television         *
*  ("Telekabel")               95.0%* *************************************** *  de Jundiai, S.A.      * *  Limited ("Tara")  75.0%*
*Belgium:                           *                    *                    *  ("Jundiai")      46.3%* *Spain/Portugal:          *
* Radio Public S.A.                 *                    *                    * TV Show Brasil,        * * Ibercom, Inc.           *
*  ("Radio Public")           100.0%* *************************************** *  S.A. ("TVSB")(8) 45.0%* *  ("IPS")           33.5%*
*Czech Republic:                    * *Australia:                           * *Chile:                  * ***************************
* Kabel Net Group                   * * CTV Pty Limited ("CTV") and         * * VTR Hipercable S.A.    *
*  ("Kabel Net")              100.0%* *  STV Pty Limited ("STV")            * *  ("VTRH")(9)      34.0%*
* Ceska Programova                  * *  (collectively, "Austar")(5)  100.0%* *Mexico:                 *
*  Spolecnost SRO ("TV Max")  100.0%* * Austar Satellite Pty Limited        * * Tele Cable de Morelos, *
*France:                            * *  ("Austar Satellite")         100.0%* *  S.A. de C.V.          * ***************************
* Mediareseaux Marne S.A.           * * United Wireless Pty Limited         * *  ("Megapo")       49.0%* *      * Other UAP        *
*  ("Mediareseaux")            99.6%* *  ("United Wireless")          100.0%* *Peru:                   * *                         *
*Hungary:                           * * XYZ Entertainment Pty Limited       * * TV Cable, S.A.         * *China:                   *
* Kabelkom Holding Company          * *  ("XYZ Entertainment")(6)      25.0%* *  ("Tacna")       100.0%* * Hunan International TV  *
*  ("Kabelkom")(2)             50.0%* *New Zealand:                         * * Cable Star S.A.        * * Communications Company  *
*Ireland:(through UII               * * Saturn Communications Limited       * *  "Cable Star")    99.2%* * Limited ("HITV")   49.0%*
*partnership(3))                    * *  ("Saturn")                    65.0%* *Latin America           * *Philippines:             *
* Princes Holdings Ltd.             * *Tahiti:                              * *Programming:            * * Sun Cable Systems/      *
*  ("Princes Holdings")        20.0%* * Telefenua S.A.                      * * MGM Networks Latin     * *  SkyCable joint         *
*Israel:(through UII                * *  ("Telefenua")(7)              90.0%* *  America LLC           * *  venture (the "Sun      *
*partnership(3))                    * *                                     * *  ("MGM Networks        * *  Cable JV")(11)    19.6%*
* Tevel Israel International        * *************************************** *  LA")(10)         50.0%* ***************************
*  Communications Ltd.              *                                         **************************
*  ("Tevel")                   23.3%*
*Malta:(through UII                 *
*partnership(3))                    *
* Melita Cable TV PLC               *
* ("Melita")                   25.0%*
*Netherlands:                       *
* A2000 Holding NV (Amsterdam)      *
*  ("A2000")(4)                50.0%*
* Cable Network Brabant             *
*  Holding BV (Eindhoven)           *
*  ("CNBH")(4)                100.0%*
*Norway:                            *
* Janco Multicom AS                 *
*  ("Janco")                   87.3%*
*Romania:                           *
* Multicanal Holdings SRL           *
*  ("Multicanal")              90.0%*
* Control Cable Ventures SRL        *
*  ("Control Cable")          100.0%*
*Slovak Republic:                   *
* Trnavatel SRO ("Trnavatel")  75.0%*
* Slovatel SRO ("Kabel Tel")  100.0%*
*************************************

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) UIHE holds effectively all of the voting control of UPC and owns all of its issued and outstanding shares, other than approximately 8.4% of such shares, which have been registered in the name of a foundation to support UPC's employee equity incentive plan.
(2) UPC has a 50% legal ownership in Kabelkom, which is reduced by a preferential claim by Time Warner Entertainment Company ("TWE") to an economic ownership of 47.2%. On June 29, 1998, UPC acquired TWE's interest in Kabelkom's multi-channel television system assets for approximately $9,500 in cash and a non-interest bearing promissory note in the amount of $18,000 (the "Kabelkom Note"). UPC and TWE retained their respective percentage interests in the programming assets of Kabelkom. UPC has granted TWE an option to acquire UPC's interest in such programming assets in consideration of the cancellation of the Kabelkom Note. On July 1, 1998, UPC merged its 100%-owned Kabelkom multi-channel television systems, Hungary's largest multiple system operator ("MSO"), with Kabeltel,
     Hungary's second largest MSO, to form the new joint venture Telekabel Hungary BV. UPC retains a 79.25% ownership interest in the new entity.
(3) United International Investments ("UII") is a United States general partnership between UPC and Tele-Communications International, Inc. ("TINTA"). In April and May 1998, UPC signed memorandums of understanding to acquire TINTA's interests in Tevel and Melita, and sell UPC's interest in Princes Holdings to TINTA.
(4) On April 2, 1998, UPC and N.V. NUON Energie-Onderneming voor Gelderland ("NUON"), a Netherlands energy company, signed a definitive agreement to merge all of their Netherlands broadband cable television and telecommunication companies and activities into a newly-formed company, United Telekabel Holding N.V. ("UTH"). UPC will retain a 51% interest in UTH. Closing of the transaction is subject to certain conditions precedent including third party consents and shareholder approval. The closing agreements provide UPC with a call option to acquire 50% of NUON's ownership in UTH and provide NUON with a put option to sell 50% of its ownership interests in UTH. The call and put options are in effect for a two-year period starting one year after the closing of the transaction, which is expected to occur before September 1, 1998. The put/call price will be fixed as of closing.
(5) UIH A/P holds an effective 100% economic interest in Austar through a combination of ordinary shares and convertible debentures.
(6) On July 9, 1998, UAP executed a purchase agreement to acquire an additional 25% interest in XYZ Entertainment.
(7) UIH A/P owns an effective 90% economic interest in Telefenua. UIH A/P's economic interest will decrease to 75% and 64% once UIH A/P has received a 20% and 40% internal rate of return on its investment in Tahiti, respectively.
(8) On April 15, 1998, UIH exercised its option to purchase the remaining 55% interest in TVSB for approximately $12,000, subject to receipt of required regulatory approvals.
(9) UIH LA and its partner are currently involved in a revaluation of their respective properties contributed to VTRH, which may result in a reallocation of interests. Management believes UIH LA's interest in VTRH will increase as a result of the revaluation process.
(10) In May 1998, UIH LA acquired the remaining 50% ownership interest in United Family Communications LLC ("UFC") and subsequently contributed this interest to MGM Networks LA, UIH LA's 50/50 joint venture with a division of Metro-Goldwyn-Mayer, Inc. ("MGM").
(11) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40% equity ownership interest in Sun Cable Systems ("Sun Cable"). In April 1998, Sun Cable and SkyCable ("Sky") formed a joint venture, which has become the second largest MSO in the Philippines and the largest MSO outside Manila. Accordingly, the Company holds an effective 19.6% interest in the Sun Cable JV, which is owned 49% by Sun Cable and 51% by Sky.

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

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of May 31, 1998 and the results of its operations for the three months ended May 31, 1998 and 1997. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended February 28, 1998.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is stated at cost. Additions, replacements and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. With respect to the Company's multi-channel multi-point distribution systems ("MMDS") and direct-to-home ("DTH") operations, all subscriber equipment and capitalized installation labor are depreciated using the straight-line method over estimated useful lives of three years. Upon disconnection of a MMDS or DTH subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off and accounted for as additional depreciation expense. MMDS distribution facilities and cable distribution networks are depreciated using the straight-line method over estimated useful lives of five to ten years.

     With respect to the Company's cable distribution networks, initial subscriber installation costs are capitalized and depreciated over a period no longer than the depreciation period used for cable television plant and/or the term of the license agreement. All installation fees and related costs with respect to reconnects are recognized in the period in which the reconnection occurs.

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

SUBSCRIBER PREPAYMENTS AND DEPOSITS

     Payments received in advance for cable television service are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMPREHENSIVE LOSS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted SFAS 130 effective March 1, 1998. For the three months ended May 31, 1998 and 1997, the Company's only components of other comprehensive income were the changes in cumulative translation adjustments and unrealized gain/loss on investment (see Note 8).

BASIC AND DILUTED LOSS PER SHARE

     "Basic loss per share" is determined by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Net loss available to common shareholders includes the accrual of dividends on convertible preferred stock which are charged directly to additional paid-in capital. "Diluted earnings per share" includes the effects of potentially issuable common stock, but only if dilutive. Because of reported losses, there are no differences between basic and diluted loss per share amounts for the Company for any of the periods presented.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' deficit.

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

3.   ACQUISITIONS

COMBIVISIE AND CNBH

     Effective January 1, 1998, UPC acquired certain assets, including the cable systems of Combivisie for $88,048. Combivisie administered the cable television systems on behalf of 18 municipalities in the region surrounding Eindhoven, The Netherlands. The purchase was funded with a NLG60,000 ($29,226) draw on the NLG1,100,000 ($528,846 at March 31, 1998) multi-currency revolving credit facility (the "UPC Tranche A Facility") and NLG120,762 ($58,822) from a credit facility with a bank which was subsequently refinanced. Subsequent to the transaction, the assets and liabilities of both Kabeltelevisie Group ("KTE") and Combivisie were merged, forming CNBH.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                   As of May 31, 1998
                                      --------------------------------------------------------------------------------
                                         Investments in            Cumulative Equity       Cumulative
                                         and Advances to          in Income (Losses) of    Translation
                                      Affiliated Companies        Affiliated Companies     Adjustments         Total
                                      --------------------        ---------------------    -----------        --------
EUROPE
------
   A2000........................           $ 83,429                    $ (5,146)            $     64          $ 78,347
   UII..........................             48,834                        (231)                   3            48,606
   Kabelkom.....................             28,605                        (320)                   7            28,292
   Other, net...................              1,519                        (322)                   4             1,201
                                           --------                    --------             --------          --------
         Total UPC affiliates...            162,387                      (6,019)                  78           156,446
   Monor........................             27,682                     (13,460)             (11,496)            2,726
   IPS..........................             13,968                      (7,348)                (118)            6,502
ASIA/PACIFIC
------------
   XYZ Entertainment(1).........             19,095                     (19,205)                 110                --
   Sun Cable....................             12,727                      (1,414)              (2,059)            9,254
   HITV.........................              6,073                        (397)                  14             5,690
   Other........................                350                          --                   --               350
LATIN AMERICA
-------------
   VTRH.........................             92,754                     (12,337)              (4,475)           75,942
   Megapo.......................             31,248                      (1,266)              (9,896)           20,086
   UFC..........................             13,744                     (11,332)                  --             2,412
   TVSB.........................             10,138                      (3,543)                (827)            5,768
   Jundiai......................              6,797                        (709)                 (25)            6,063
                                           --------                    --------             --------          --------
                                           $396,963                    $(77,030)            $(28,694)         $291,239
                                           ========                    ========             ========          ========

(1)  Includes  an accrued  funding  obligation  of $841 at March 31,  1998.  The
     Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the requested fundings.

                                                                 As of February 28, 1998
                                      --------------------------------------------------------------------------------
                                         Investments in            Cumulative Equity       Cumulative
                                         and Advances to          in Income (Losses) of    Translation
                                      Affiliated Companies        Affiliated Companies     Adjustments         Total
                                      --------------------       -----------------------   -----------        --------
EUROPE
------
   A2000........................           $ 85,898                    $   (287)            $     --          $ 85,611
   UII..........................             50,069                         (32)                  --            50,037
   Kabelkom.....................             30,221                         124                   --            30,345
   Other, net...................              1,757                          --                   --             1,757
                                           --------                    --------             --------          --------
         Total UPC affiliates...            167,945                        (195)                  --           167,750
   Monor........................             27,682                     (13,161)              (6,256)            8,265
   IPS..........................             13,920                      (7,261)                 (95)            6,564
ASIA/PACIFIC
------------
   XYZ Entertainment(1).........             18,610                     (18,720)                 110                --
   Sun Cable....................             12,336                      (1,023)              (2,783)            8,530
   HITV.........................              6,073                        (236)                   7             5,844
   Other........................                182                          --                   --               182
LATIN AMERICA
-------------
   VTRH.........................             92,754                     (10,327)              (4,262)           78,165
   Megapo.......................             31,248                      (1,313)              (1,604)           28,331
   UFC..........................             12,099                      (7,487)                  --             4,612
   TVSB.........................              8,100                      (3,770)                  --             4,330
   Jundiai......................              6,652                        (788)                  --             5,864
                                           --------                    --------             --------          --------
                                           $397,601                    $(64,281)            $(14,883)         $318,437
                                           ========                    ========             ========          ========

(1)  Includes an accrued  funding  obligation of $406 at December 31, 1997.  The
     Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the requested fundings.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   PROPERTY, PLANT AND EQUIPMENT

                                                                                                 As of          As of
                                                                                                May 31,     February 28,
                                                                                                 1998           1998
                                                                                              ----------    -----------
       Subscriber premises equipment and converters.......................................    $ 209,229       $200,990
       MMDS distribution facilities.......................................................       63,269         61,509
       Cable distribution networks........................................................      269,971        203,015
       Office equipment, furniture and fixtures...........................................       21,982         19,622
       Buildings and leasehold improvements...............................................        8,944          9,070
       Other..............................................................................       30,249         31,162
                                                                                               --------       --------
                                                                                                603,644        525,368
           Accumulated depreciation.......................................................     (124,473)       (84,633)
                                                                                               --------       --------
           Net property, plant and equipment..............................................     $479,171       $440,735
                                                                                               ========       ========

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                                                As of          As of
                                                                                               May 31,      February 28,
                                                                                                1998           1998
                                                                                              ---------     ------------
       UPC................................................................................    $414,353        $384,387
       Austar.............................................................................      52,645          51,552
       Saturn.............................................................................       6,561           6,100
       Other..............................................................................       4,539           4,498
                                                                                              --------        --------
                                                                                               478,098         446,537
              Accumulated amortization....................................................     (24,989)        (14,532)
                                                                                              --------        --------
              Net goodwill and other intangible assets....................................    $453,109        $432,005
                                                                                              ========        ========

7.   SENIOR SECURED NOTES AND OTHER DEBT

                                                                                                  As of       As of
                                                                                                 May 31,   February 28,
                                                                                                  1998        1998
                                                                                               ----------  ------------
     February 1998 10.75% senior secured discount notes, net of unamortized discount......     $  840,162    $  818,272
     Old Notes (as defined below).........................................................            380           368
     UPC Tranche A Facility...............................................................        419,012       437,598
     UPC Tranche B Facility (as defined below)............................................         62,000       125,000
     Bank and other loans at UPC..........................................................        122,565        60,888
     May 1996 14% UIH A/P senior discount notes, net of unamortized discount..............        288,969       278,662
     September 1997 14% UIH A/P senior discount notes, net of unamortized discount........         31,339        30,461
     Austar Bank Facility (as defined below)..............................................         72,809        71,531
     UIH LA Revolving Credit Facility (as defined below)..................................          8,000        33,000
     Vendor financed equipment at Saturn..................................................          4,122         3,730
     Note payable to a company, interest at 1.5% above the rate published by a certain
       Chilean bank, principal and interest due quarterly until June 1998, secured by
       shares of STX......................................................................            910         1,857
     Mortgage note, interest at 7.548%, 7-year term.......................................          1,017         1,094
     Capitalized lease obligations........................................................          3,361         3,635
                                                                                               ----------    ----------
                                                                                                1,854,646     1,866,096
         Less current portion.............................................................        (74,150)     (163,325)
                                                                                               ----------    ----------
         Total senior secured notes and other debt........................................     $1,780,496    $1,702,771
                                                                                               ==========    ==========

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FEBRUARY 1998 10.75% SENIOR SECURED DISCOUNT NOTES

     The $840,162 of 10.75% senior secured notes were issued in February 1998 at a discount from their principal amount of $1,375,000 and accrete interest at a rate of 10.75% compounded semi-annually (the "1998 Notes"). On and after February 15, 2003, cash interest will accrue and will be payable semi-annually until maturity on each February 15 and August 15, commencing August 15, 2003. The 1998 Notes will mature on February 15, 2008 and will be redeemable at the option of the Company on or after February 15, 2003.

OLD NOTES

     The $380 of senior secured notes (the "Old Notes") were issued at a discount from their original principal amount at maturity. On February 5, 1998, all but $465 principal amount at maturity was redeemed in connection with the issuance of the 1998 Notes. No cash interest payments will be made prior to maturity on November 15, 1999.

UPC TRANCHE A FACILITY

     As of March 31, 1998, UPC had drawn $419,012 on the UPC Tranche A Facility. Amounts advanced under the UPC Tranche A Facility are generally available for a term of one, two, three or six months through September 30, 2006 and bear interest at the London interbank offered rate ("LIBOR") on the respective currencies borrowed plus a margin ranging from 0.5% to 2.0% per annum. The aggregate amount available for borrowing under the facility is reduced automatically by 5.0% per quarter beginning December 31, 2001. The UPC Tranche A Facility also limits total borrowings by UPC and certain of its subsidiaries, which together before September 30, 2001, may not exceed NLG1,100,000 ($528,846 at March 31, 1998) (after September 30, 2001, the limit is based on a debt to cash flow financial ratio), and generally limits UPC's investments in, loans to and guarantees for Belmarken Holdings B.V. ("Belmarken"), a wholly-owned subsidiary of UPC, and its subsidiaries and downstream affiliates to NLG80,000 ($38,462 at March 31, 1998).

UPC TRANCHE B FACILITY

     Through March 31, 1998, UPC had drawn $125,000 and paid down $63,000 on a $125,000 (U.S. dollar-denominated) facility (the "UPC Tranche B Facility") which matures on December 5, 1998 and bears interest at LIBOR plus a margin ranging from 4.5% to 5.5% per annum. UPC must maintain on deposit with the bank a compensating balance, restricted as to use, of $7,876 until the facility matures.

BANK AND OTHER LOANS AT UPC

     On February  20, 1998,  CNBH  secured a  NLG250,000  ($120,048 at March 31,
1998) nine-year term facility (the "CNBH Facility"). The CNBH Facility bears interest at the applicable Amsterdam interbank offered rate ("AIBOR") plus a margin ranging from 0.6% to 1.6% per annum. The CNBH Facility was used to refinance an existing debt facility, to complete the Combivisie acquisition and for the development and exploitation of enhanced cable television services, data services and telephony services. As of March 31, 1998, an amount of NLG187,012 ($89,910) was outstanding under the CNBH Facility.

     Bank loans and other loans includes a payable of $19,859 to the minority shareholder of Janco, which accretes interest at 5% per annum. The payable relates to the contemplated exercise price of the call option for the remaining 12.7% of Janco not owned by UPC. The amount, including accrued interest, will be payable in 2001.

MAY 1996 14% UIH A/P SENIOR DISCOUNT NOTES

     The $288,969 of 14% UIH A/P senior notes were issued in May 1996 at a discount from their principal amount of $443,000 (the "UIH A/P 1996 Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The UIH A/P 1996 Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as UIH A/P consummates an issuance of its capital stock resulting in gross proceeds to UIH A/P of at least $70,000 (an "Equity Sale"). Due to this increase in the interest rates, the UIH A/P 1996 Notes will accrete to a principal amount of $455,574 if an Equity Sale is not consummated prior to May 15, 2001, the date cash interest begins to accrue.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 1997 14% UIH A/P SENIOR DISCOUNT NOTES

     The $31,339 of 14% UIH A/P senior notes were issued in September 1997 at a discount from their principal amount of $45,000 (the "UIH A/P 1997 Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The UIH A/P 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%, until such time as UIH A/P consummates an Equity Sale. Due to this increase in interest rates, the September 1997 Notes will accrete to a principal amount of $46,277 if an Equity Sale is not consummated prior to May 15, 2001, the date cash interest begins to accrue.

AUSTAR BANK FACILITY

     In July 1997, Austar secured a financing facility from a bank for a senior syndicated term debt facility in the amount of Australian $("A$")200,000 ($132,380 as of March 31, 1998) (the "Austar Bank Facility"). The proceeds of the Austar Bank Facility have been and will be used to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility and (iii) A$90,000 term loan facility. This term loan facility will be available to the extent that any drawdown, if added to the existing aggregate outstanding balance under sub-facilities (i) and (ii), would not exceed five times annualized cash flows (as defined), and upon Austar having achieved and maintained total subscribers of at least 200,000. All of Austar's assets are pledged as collateral for the Austar Bank Facility. In addition, pursuant to the Austar Bank Facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, Austar will be permitted to make these types of payments, subject to certain debt to cash flow ratios. The working capital facility is fully repayable on June 30, 2000. The cash advance facility is fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004. As of March 31, 1998, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($72,809 as of March 31, 1998). Although management does not expect to meet the requirements for drawing down the term loan facility during 1998, they have engaged the lender under the Austar Bank Facility in a discussion regarding an amendment to the Austar Bank Facility. If approved, such an amendment would allow Austar to draw all or a portion of the A$90,000 term loan facility in advance of the time period currently envisioned. There can be no assurance, however, that such an amendment will ultimately be approved.

UIH LA REVOLVING CREDIT FACILITY

     In November 1997, UIH LA entered into an amended and restated credit agreement with a bank for a revolving credit facility of up to $40,000 (the "UIH LA Revolving Credit Facility"). Borrowings under this facility must be repaid within 12 months and bear interest at a rate of LIBOR plus 3.5%. The facility is extendable up to 18 months with (i) an increase in the interest rate of 50 basis points for each three-month period it is extended beyond the initial 12-month term and (ii) cash fees of 0.75% and 1.50% if it is extended to 15 and 18 months, respectively. As of May 31, 1998, UIH LA had an outstanding balance of $8,000 under this facility and a related compensating balance, restricted as to use, of $3,641. Under the terms of the UIH LA Revolving Credit Facility, UIH LA must use any proceeds from the sale of Latin American assets to repay this note.

8.   COMPREHENSIVE LOSS

     The components of total comprehensive loss are as follows:

                                                                                             For the Three Months Ended
                                                                                                       May 31,
                                                                                             ---------------------------
                                                                                               1998               1997
                                                                                             --------           --------
     Net loss...........................................................................     $(104,296)        $(79,029)
     Other comprehensive loss:
       Change in cumulative translation adjustments.....................................       (16,888)          (8,010)
       Change in unrealized (gain) loss on investment...................................          (322)           2,923
                                                                                             ---------         --------
           Total comprehensive loss.....................................................     $(121,506)        $(84,116)
                                                                                             =========         ========

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   SUBSEQUENT EVENTS

UIH EQUITY SALE

     In June 1998, the Company filed a registration statement for the secondary sale of (a) 3,000,000 shares of UIH Class A Common Stock held by a number of non-management, non-employee individuals and (b) 450,000 shares of Class A Common Stock by the Company pursuant to the over-allotment option granted to the underwriters.

KABELKOM

     On June 29, 1998, UPC acquired TWE's interest in Kabelkom's multi-channel television system assets for approximately $9,500 in cash and the Kabelkom Note of $18,000. UPC and TWE retained their respective percentage interests in the programming assets of Kabelkom. UPC has granted TWE an option to acquire UPC's interest in such programming assets in consideration of the cancellation of the Kabelkom Note. On July 1, 1998, UPC merged its 100%-owned Kabelkom multi-channel television systems, Hungary's largest MSO, with Kabeltel, Hungary's second largest MSO, to form the new joint venture Telekabel Hungary BV. UPC retains a 79.25% ownership interest in the new entity.

XYZ ENTERTAINMENT

     On July 9, 1998, UAP executed a purchase agreement to acquire the Australian programming assets held by Century Communications Corp. ("Century"), consisting of Century's 25% interest in XYZ Entertainment, a programming company that owns and/or distributes five channels to the Australian multi-channel marketplace. Following the acquisition, which is subject to governmental approval, UAP will own 50% of XYZ Entertainment. The purchase price will be $1,200 in cash and $23,400 of the Company's newly-created Series B Convertible Preferred Stock ("Series B Preferred Stock").

     The Series B Preferred Stock is convertible into shares of UIH's Class A Common Stock at a conversion price of $21.25 per share. The Series B Preferred Stock accrues dividends at a rate of 6.5%, which are payable at the redemption date in 2008. The other terms of the Series B Preferred Stock are essentially identical to the Company's Series A Convertible Preferred Stock.

AUSTAR

     On July 9, 1998, in a separate transaction, Austar, UAP's Australian operating company, executed an agreement to acquire certain Australian pay television assets of East Coast Television Pty Limited ("ECT"), an affiliate of Century, for approximately $6,100 of Series B Preferred Stock. ECT's subscription television business includes subscribers and certain MMDS licenses and transmission equipment serving the areas in and around Newcastle, Gossford, Wollongong and Tasmania.

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

     The Company conducts no operations other than through its operating companies in which it holds varying interests. Because the operating companies have, since inception, been engaged primarily in organizational, start-up and construction activities and have not achieved the expected subscriber penetration levels expected from mature systems, the Company believes that its historical results of operations discussed herein are not indicative of future results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $190.0 million of unrestricted cash, cash equivalents and short-term investments on hand as of May 31, 1998. The Company believes that this cash balance, combined with internally generated cash flow and amounts available under the existing credit facilities of its subsidiaries, will provide it with sufficient capital to meet the growth plans of its existing subsidiaries and affiliates. In addition, UIH is considering the sale of a number of its operations. If the Company completes any such sales, it intends to use the proceeds from such sales to reduce debt and finance the growth of its existing operations. To the extent the Company pursues new acquisition or development opportunities, the Company would need to raise additional capital, either through issuances of its debt or equity securities or through operating company borrowings.

     In conjunction with the issuance of the Old Notes, the Company issued 394,000 warrants to purchase a total of 1,786,699 shares of Class A Common Stock at a price of $15 per share. Holders of the warrants required the Company to purchase a total of 76,070 warrants during a put option period in February 1996. The remaining 317,930 outstanding warrants (representing 1,441,739 shares of Class A Common Stock) are exercisable at any time before November 15, 1999, and would result in proceeds to the Company of approximately $21.6 million, if exercised.

     On November 17, 1997, pursuant to the terms of the indentures governing the 1996 UIH A/P Notes and the 1997 UIH A/P Notes (collectively, the "UIH A/P Notes"), UIH A/P issued warrants to purchase a total of 488,000 shares of its common stock, which represented 3.4% of its common stock. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5.1 million, if exercised. The warrants are exercisable through May 15, 2006.

     The Company's ability to repay its obligations on the 1998 Notes at maturity in 2008 as well as any other obligations that become due before such time will be dependent on continuing to generate positive operating cash flow and developing one or more additional sources of cash. The Company does not expect any operating company to pay dividends in the foreseeable future and accordingly does not expect any distributions to be made by any affiliates, many of whom are restricted due to existing loan agreements. The Company plans to develop additional cash flow through the addition of revenue generating services to many of its systems, as well as by obtaining controlling ownership of systems whose cash flows it will be able to access, subject to existing credit facility restrictions.

FUNDINGS

EUROPE:
                                                                      Through
         Operating System                                          May 31, 1998
         ----------------                                         --------------
                                                                  (In thousands)
         UPC.................................................        $327,947(1)
         Monor...............................................          27,682
         IPS.................................................          13,968
         Tara................................................           7,601
                                                                     --------
                                                                     $377,198
                                                                     ========

(1) Does not include the value of 3.17 million shares of UIH Class A Common Stock ($50.0 million) issued to Philips at the formation of UPC in July 1995.

     On March 23, 1998, the Company loaned $63.0 million to UPC which UPC used to repay a portion of the UPC Tranche B Facility. The Company does not expect to contribute additional capital to UPC for its on-going operating or development requirements, as UPC will finance its operating systems and development opportunities with its operating cash flow, asset sales, and possible equity and debt financings, including additional amounts available under the UPC Tranche A Facility.

     The Company expects that the aggregate future funding requirements to Monor, IPS and Tara will be less than $5.0 million over the next year.

ASIA/PACIFIC:
                                                                    Through
         Operating System                                         May 31, 1998
         ----------------                                        --------------
                                                                 (In thousands)
         Austar.............................................      $355,612(1)(2)
         Saturn.............................................        28,376(1)(3)
         Telefenua..........................................        16,738
         XYZ Entertainment..................................        14,140
         Sun Cable..........................................        12,727
         United Wireless....................................         8,020
         HITV...............................................         6,073
                                                                  --------
                                                                  $441,686
                                                                  ========

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

AUSTAR

     The Company anticipates the need for additional funding for Austar in the future. The amount of capital needed is dependent primarily upon three factors:
(i) the number of new subscribers added; (ii) the level of churn, that is, the level of existing subscribers who disconnect from Austar's service; and (iii) the mix of direct-to-home ("DTH") satellite compared to MMDS installations. Substantially all fixed costs required to operate Austar's service have already been incurred. The average cost to install a subscriber includes variables such as equipment, marketing and sales costs, and installation fees. The average cost of a subscriber who disconnects is reduced by the recovery of certain equipment (principally converters), and is further reduced if a new subscriber is installed in a previously disconnected home. Austar plans to continue to expand and add subscribers; however, the timing of such expansion and the funds required for such expansion are largely variable. Based upon current plans and budgeted churn, Austar will require approximately $50-$75 million to continue on its current expansion path for the period from April 1, 1998 to December 31, 1998 and approximately $50-$75 million for similar expansion plans for 1999. The sources of funds for such expansion may include the raising of private or public equity, continued investment by UIH, the drawdown of the remaining amount ($59.6 million converted using the March 31, 1998 exchange rate) under the Austar Bank Facility (assuming that certain financial ratios are met, which ratios are not currently being met) or the sale of non-strategic assets. The Company may or may not be successful in completing all or any of such financings. The Company believes, however, that committed financial support from UIH combined with, if necessary, reductions in the Company's planned capital expenditures, are sufficient to sustain its operations through at least early 1999.

SATURN

     The Company anticipates the need for additional funding for Saturn in the future. Saturn's capital needs include capital for the completion of the network required by Saturn to offer cable television and telephony services and the capital required to install customers. Management currently estimates that the Company's portion of the total funding required for Saturn is approximately $50-$55 million for the period from April 1, 1998 until Saturn has sufficient cash flows from operations to cover such needs, although there can be no assurances that further additional capital will not be required. Of this amount, approximately $35 million is required as a fixed cost to complete the construction of the network, and the remainder is required as a result of the installation of customers. The sources of funds for such expansion may include the raising of private or public equity, continued investment by UIH, the raising of equipment and/or bank financing (where the Company has already commenced discussions with several potential lenders) or the sale of non-strategic assets. The Company may or may not be successful in completing all or any of such financings. The Company believes, however, that committed financial support from UIH combined with, if necessary, reductions in the Company's planned capital expenditures, are sufficient to sustain its operations through at least early 1999.

OTHER

     The Company expects that the aggregate future funding requirements for Telefenua, XYZ Entertainment and United Wireless are less than $5.0 million.

LATIN AMERICA:
                                                                      Through
         Operating System                                          May 31, 1998
         ----------------                                         --------------
                                                                  (In thousands)
         VTRH..................................................      $ 92,754
         Megapo................................................        31,248
         UFC...................................................        13,744
         Cable Star............................................        10,621
         TVSB..................................................        10,138
         Jundiai...............................................         6,797
         Tacna.................................................           863
                                                                     --------
                                                                     $166,165
                                                                     ========

     As of May 31, 1998, the Company had loaned $41.7 million to UIH LA to reduce the UIH LA Revolving Credit Facility by $25.0 million and for general corporate use. The Company's ownership interest in VTRH may increase based upon a revaluation of the properties originally contributed to the joint venture. The Company is presently negotiating to obtain a controlling interest in VTRH. On April 15, 1998, the Company exercised its option to purchase an additional 55% interest in TVSB for approximately $12.0 million. The purchase price will be payable 50% upon approval by the Brazilian National Telecommunications Agency ("ANATEL"), which is expected prior to August 15, 1998, and 50% within one year of the date ANATEL approval is received. In May 1998, UIH LA acquired the remaining 50% ownership interest in UFC and subsequently contributed this interest to MGM Networks LA, UIH LA's 50/50 joint venture with a division of MGM. Under the formation agreements, UIH LA committed to fund MGM Networks LA up to $14.1 million or face punitive dilution.

     The Company expects that the aggregate future funding requirements for Megapo, Jundiai, Cable Star and Tacna will be less than $20.0 million over the next year. UIH LA plans to fund the majority of its remaining project requirements as well as potentially obtaining a controlling interest in VTRH and/or new Brazilian cable licenses through proceeds from the sale of certain non-core assets, including its interest in Megapo; the available balance on the UIH LA Revolving Credit Facility; proceeds from new credit facilities; and/or proceeds from further investments by UIH or other financial or strategic partners.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MAY 31, 1998

     The Company incurred a net loss during the three months ended May 31, 1998 of $104.3 million, which included non-cash items such as depreciation and amortization expense totaling $53.1 million, accretion of interest on the UIH and UIH A/P senior notes and amortization of deferred financing costs totaling $34.7 million and equity in net losses of affiliated companies of $12.8 million.

     Cash and cash equivalents decreased $206.0 million from $303.4 million as of February 28, 1998 to $97.4 million as of May 31, 1998. Principal sources of cash during the three months ended May 31, 1998 included $93.4 million of borrowings on subsidiary credit facilities, $19.8 million from operating activities during the period and $1.4 million of repayments on notes receivable and other sources.

     During the three months ended May 31, 1998, cash was used principally for payment on subsidiary credit facilities of $126.3 million, investments in the Company's affiliated companies totaling $92.5 million (including $88.0 million for the purchase of Combivisie's assets), the net change in short-term investments of $58.7 million, additions to property, plant and equipment totaling $36.3 million, $3.5 million deposited in restricted cash and $3.3 million for other investing and financing uses.

FOR THE THREE MONTHS ENDED MAY 31, 1997

     The Company incurred a net loss during the three months ended May 31, 1997 of $79.0 million, which included non-cash items such as depreciation and amortization expense totaling $19.5 million and accretion of interest on the UIH and UIH A/P senior notes and amortization of deferred financing costs totaling $25.2 million and equity in net losses of affiliated companies of $19.4 million.

     Cash and cash equivalents decreased $25.0 million from $68.8 million as of February 28, 1997 to $43.8 million as of May 31, 1997. Principal sources of cash during this period included $50.0 million of borrowings under the UIH LA credit agreement, $12.2 million of net proceeds from the net change in short-term investments, $4.6 million of repayments on notes receivable, $2.3 million proceeds from the sale of property, plant and equipment and $0.6 million from other sources.

     During the three months ended May 31, 1997 principal uses of cash included $26.1 million of purchases of initial interests in operating systems in Argentina, $20.9 million of payments on construction payables that existed as of February 28, 1997, $16.5 million of purchases of property, plant and equipment, $8.0 million in payment of seller's notes, $6.7 million of investments in affiliated companies, $5.0 million of restricted cash deposited, $7.5 million of other investing and financing uses, and the funding of operating activities of $4.0 million during the period.

RESULTS OF OPERATIONS

SERVICE AND OTHER REVENUE. The Company's service and other revenue increased $45.0 million for the three months ended May 31, 1998 compared to the amounts for the corresponding period in the prior year as follows:

                                                                                         For the Three Months Ended
                                                                                                   May 31,
                                                                                         --------------------------
                                                                                           1998              1997
                                                                                         --------          --------
                                                                                                (In thousands)
     Europe.......................................................................        $44,950           $    --
     Asia/Pacific.................................................................         20,608            14,492
     Latin America................................................................            475             6,590
                                                                                          -------           -------
         Total service and other revenue..........................................        $66,033           $21,082
                                                                                          =======           =======

     EUROPE
     ------

     UPC

          The Company began consolidating the results of UPC effective December 11, 1997. During the period ended March 31, 1998, the Company recorded $44.8 million (NLG92.0 million) of revenue from UPC. During the period ended March 31, 1998 as compared to March 31, 1997, UPC's revenues decreased $0.3 million from $45.1 million to $44.8 million, a 0.7% decrease. The total amount of this decrease can be attributed to the negative impact of $5.7 million in exchange rate fluctuations between 1996 and 1997. On a functional currency basis, UPC's revenues increased NLG10.0 million from NLG82.0 million to NLG92.0 million, a 12.2% increase. A substantial portion of this increase was directly attributable to the acquisition of Combivisie effective January 1, 1998. The remaining increase in revenue was comprised of increased revenue in Austria and UPC's developing systems in France, the Slovak Republic and Romania.

     ASIA/PACIFIC
     ------------

     AUSTAR

          Service and other revenue for Austar increased $5.7 million, or 42.2%, from $13.5 million for the three months ended March 31, 1997 to $19.2 million for the three months ended March 31, 1998. This increase was primarily due to subscriber growth (199,955 at March 31, 1998 compared to 129,516 at March 31, 1997) as Austar continues to roll out its services.

     LATIN AMERICA
     -------------

          For the three months ended May 31, 1997, the Company consolidated the results of its operating system in Bahia Blanca, Argentina. In October 1997, the Company sold its Argentine assets; therefore, the service and other revenue from the Latin American region for the three months ended May 31, 1998 represents only Cable Star and Tacna.

MANAGEMENT FEE INCOME FROM RELATED PARTIES. Management fee income increased $1.4 million during the three months ended May 31, 1998 compared to the amount for the corresponding period in the prior year.

SYSTEM OPERATING EXPENSE. System operating expense increased $16.2 million during the three months ended May 31, 1998 compared to the amounts for the corresponding period in the prior year as follows:

                                                                                        For the Three Months Ended
                                                                                                  May 31,
                                                                                        --------------------------
                                                                                          1998              1997
                                                                                        --------          --------
                                                                                               (In thousands)
     Europe.....................................................................         $15,642           $   272
     Asia/Pacific...............................................................          12,636             9,977
     Latin America..............................................................             733             2,540
                                                                                         -------           -------
         Total system operating expense.........................................         $29,011           $12,789
                                                                                         =======           =======

     EUROPE
     ------

     UPC

          The Company began consolidating the results of UPC effective December 11, 1997. During the period ended March 31, 1998, the Company recorded $14.9 million (NLG30.6 million) of operating expense from UPC. During the period ended March 31, 1998 as compared to March 31, 1997, UPC's operating expense decreased $1.3 million from $16.2 million to $14.9 million, an 8.0% decrease. The total amount of this decrease can be attributed to the positive impact of $1.9 million in exchange rate fluctuations between 1996 and 1997. On a functional currency basis, UPC's operating expense increased NLG1.0 million from NLG29.6 million to NLG30.6 million, a 3.4% increase. A substantial portion of this increase was directly attributable to the acquisition of Combivisie effective January 1, 1998. The remaining increase in operating expense was comprised of increases in UPC's developing systems in France, the Slovak Republic and Romania.

     ASIA/PACIFIC
     ------------

     AUSTAR

          Operating expense for Austar increased $1.7 million, or 20.0%, from $8.5 million for the three months ended March 31, 1997 to $10.2 million for the three months ended March 31, 1998. This increase was due to an increase in satellite programming fees and copyright costs, which corresponds to the increase in subscribers and additional basic programming services; an increase in salaries and benefits related to additional personnel necessary to support Austar's launch of local and state offices in its markets; an increase in customer subscriber management expenses related to volume increases in telephone, billing and collection costs. The remainder of the increase related to increases in system travel, maintenance, vehicle costs and management fees.

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

     SATURN

          For the three months ended March 31, 1998, the Company reported system operating expense from Saturn of $1.3 million, an increase of $0.6 million, or 85.7%, compared with system operating expense of $0.7 million for the corresponding period in 1997. This increase was primarily due to an increase in personnel expenses in order to support Saturn's build-out of its hybrid fiber coaxial network in the Wellington area.

     LATIN AMERICA
     -------------

          For the three months ended May 31, 1997, the Company consolidated the results of its operating system in Bahia Blanca, Argentina. In October 1997, the Company sold its Argentine assets; therefore, the system operating expense from the Latin American region for the three months ended May 31, 1998 represents only Cable Star and Tacna.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense increased $13.2 million during the three months ended May 31, 1998 compared to the amount for the corresponding period in the prior year as follows:

                                                                                        For the Three Months Ended
                                                                                                  May 31,
                                                                                        --------------------------
                                                                                           1998             1997
                                                                                         --------         --------
                                                                                                (In thousands)
     Europe.....................................................................          $13,922           $   220
     Asia/Pacific...............................................................           11,200            11,034
     Latin America..............................................................            1,425             2,064
                                                                                          -------           -------
         Total system selling, general and administrative expense...............          $26,547           $13,318
                                                                                          =======           =======

     EUROPE
     ------

     UPC

          The Company began consolidating the results of UPC effective December 11, 1997. During the period ended March 31, 1998, the Company recorded $13.3 million (NLG27.3 million) of selling, general and administrative expense from UPC. During the period ended March 31, 1998, as compared to March 31, 1997, UPC's selling, general and administrative expense decreased $2.1 million from $15.4 million to $13.3 million, a 13.6% decrease. A large portion of this decrease can be attributed to the positive impact of $1.7 million in exchange rate fluctuations between 1996 and 1997. On a functional currency basis, UPC's selling, general and administrative expense decreased NLG0.8 million from NLG28.1 million to NLG27.3 million, a 2.8% decrease. This decrease was attributable to the sale of the Portuguese system in 1997 and reduced corporate and Czech republic overhead expenses offset by increased selling, general and administrative expense.

     LATIN AMERICA
     -------------

          For the three months ended May 31, 1997, the Company consolidated the results of its operating system in Bahia Blanca, Argentina. In October 1997, the Company sold its Argentine assets; therefore, the system selling, general and administrative expense from the Latin American region for the three months ended May 31, 1998 represents only Cable Star and Tacna.

CORPORATE   GENERAL   AND   ADMINISTRATIVE   EXPENSE.   Corporate   general  and
administrative expense increased $0.7 million during the three months ended May 31, 1998 compared to the amount for the corresponding period in the prior year.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $33.7 million during the three months ended May 31, 1998 compared to the amount for the corresponding period in the prior year as follows:

                                                                                        For the Three Months Ended
                                                                                                  May 31,
                                                                                        ---------------------------
                                                                                           1998              1997
                                                                                         ---------         --------
                                                                                              (In thousands)
     Europe.....................................................................          $24,719           $    19
     Asia/Pacific...............................................................           27,964            17,305
     Latin America..............................................................              184             1,862
     Corporate..................................................................              245               272
                                                                                          -------           -------
         Total depreciation and amortization expense............................          $53,112           $19,458
                                                                                          =======           =======

     EUROPE
     ------

     UPC

          The Company began consolidating the results of UPC effective December 11, 1997. During the period ended March 31, 1998, the Company recorded $24.7 million (NLG50.7 million) of depreciation and amortization expense from UPC. During the period ended March 31, 1998 as compared to March 31, 1997, UPC's depreciation and amortization expense increased from $18.9 million to $24.7 million, a 30.7% increase. This increase was primarily due to the step up in basis associated with the acquisition of the remaining 50% interest in UPC in December 1997 as well as additional goodwill created by the transaction. Other factors increasing UPC's depreciation and amortization expense include the acquisition of Combivisie and capital expenditures incurred in connection with the upgrade of UPC's infrastructure.

     ASIA/PACIFIC
     ------------

     AUSTAR

          Deprecation and amortization expense from Austar increased $10.4 million, or 63.0%, from $16.5 million for the three months ended March 31, 1997 to $26.9 million for the three months ended March 31, 1998. This increase was primarily due to the larger fixed asset base due to the significant deployment of operating assets to meet subscriber growth as well as an increase in depreciation expense related to subscriber disconnects.

     LATIN AMERICA
     -------------

          For the three months ended May 31, 1997, the Company consolidated the results of its operating system in Bahia Blanca, Argentina. In October 1997, the Company sold its Argentine assets; therefore, the depreciation and amortization expense from the Latin American region for the three months ended May 31, 1998 represents only Cable Star and Tacna.

EQUITY IN LOSSES OF AFFILIATED COMPANIES, NET. The Company recognized net equity in losses of affiliated companies of $12.6 million for the three months ended May 31, 1998 compared to $19.3 million for the same period in the prior year as follows:

                                               Three Months Ended May 31, 1998             Three Months Ended May 31, 1997
                                             ------------------------------------        ----------------------------------
                                              Company              Equity in              Company           Equity in
                                             Ownership        Income (Losses) of         Ownership     Income (Losses) of
                                             Interest        Affiliated Companies        Interest     Affiliated Companies
                                             ---------       --------------------        ---------    --------------------
EUROPE                                                                       (In thousands)
  TV Max .................................     100.0%            $   (322)                    --            $     --
  UII.....................................      50.0%                (200)                    --                  --
  Kabelkom................................      50.0%                (444)                    --                  --
  A2000...................................      50.0%              (4,859)                    --                  --
  Other, net..............................     various               (321)                    --                  --
                                                                 --------                                   --------
         Total UPC affiliates.............                         (5,824)                                        --
   UPC(1).................................     100.0%                  --                  50.0%             (13,820)
   Monor .................................      48.6%                (264)                 48.6%              (1,309)
   IPS....................................      33.5%                 (39)                 33.5%                (893)

ASIA/PACIFIC(2)
  HITV....................................      49.0%                (161)                 49.0%                  (2)
  Sun Cable...............................      40.0%                (391)                 40.0%                 (56)
  XYZ Entertainment.......................      25.0%                (485)                 25.0%                (366)

LATIN AMERICA
  UFC.....................................      50.0%              (3,845)                 50.0%                (434)
  Megapo..................................      49.0%                  70                  49.0%                 146
  Jundiai.................................      46.3%                  78                  46.3%                 106
  TVSB....................................      45.0%                 276                  40.0%                (131)
  VTRH....................................      34.0%              (1,970)                 34.0%              (2,558)
                                                                 --------                                   --------
       Total equity in losses of
         affiliated companies, net........                       $(12,555)                                  $(19,317)
                                                                 ========                                   ========

     (1) The Company began consolidating UPC's balance sheet and statement of operations effective December 11, 1997.
     (2) In May 1997, UIH exchanged a 2% interest in UAP for the remaining 2.6% interest in UIH A/P. As a result of this transaction, UAP became a 98%-owned subsidiary of the Company. The ownership percentages presented for May 31, 1998 for all Asia/Pacific companies reflect UAP's ownership in each operating company.

INTEREST INCOME. Interest income increased $2.8 million during the three months ended May 31, 1998 compared to the amount for the corresponding period in the prior year. The increase was due to higher average cash balances as a result of the issuance of the 1998 Notes in February 1998.

INTEREST EXPENSE. Interest expense increased $21.2 million during the three months ended May 31, 1998 compared to the amount for the corresponding period in the prior year. This increase was primarily due to the greater accretion of interest on the $1,375.0 million aggregate principal amount 1998 Notes compared to the Old Notes and the new $46.3 million aggregate principal amount UIH A/P 1997 Notes as well as continued accretion on the $455.6 million aggregate principal amount of the UIH A/P 1996 Notes.

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

     The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at year-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' deficit.

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

YEAR 2000 CONVERSION

     The Company has established a task force to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve the Company's goal of a Year 2000 date conversion which would minimize the effect on customers and avoid disruption to business operations. The highest priority for compliance is being given to service delivery systems, targeting customer care and field headend devices. The Company is also focusing on field equipment, hardware and software tools, programming and outside forces that may affect the Company's operations, including the Company's vendors, banks and utility companies. The task force's analysis of the Year 2000 threat is on-going and will be continuously updated throughout 1998 and 1999 as necessary.

     To date, the task force has authored and distributed an inventory package to the Company's regional systems to identify all business and computer applications, so the task force can identify potential compliance problems. The task force is currently compiling a database of information based upon these responses, which is expected to be completed by August 31, 1998. To the extent problems are identified, the task force will implement corrective procedures where necessary, then test the applications for Year 2000 compliance. Each system is responsible for inquiring of their vendors and the other entities with which they do business as to such entities' Year 2000 compliance status. The total cost of compliance and its effect on the Company's future results of operations and liquidity is being studied by the task force. Based on the preliminary data provided by the systems and at the corporate level, the Company believes that the known Year 2000 issues can be remedied without a material financial impact on the Company. There can be no assurance, however, as to the total cost to the Company for complete compliance until all of the data has been gathered. The Company expects to complete this project by June 30, 1999.

                                    PART TWO
                                    --------

                           ITEM 5 - OTHER INFORMATION

     The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.

                                                                      As of March 31, 1998
                               -----------------------------------------------------------------------------------------------------
                                                                                                  UIH          UIH           UIH
                                Homes in                                            UIH        Equity in    Equity in     Equity in
                                Service      Homes       Basic        Basic       Paid-in       Homes in      Homes         Basic
                                  Area       Passed   Subscribers  Penetration   Ownership   Service Area     Passed     Subscribers
                               ---------     ------   -----------  ------------  ---------   ------------   ----------   -----------
EUROPE
------
UPC SYSTEMS:
Netherlands (A2000)
  Cable..................        566,782     566,782     519,548       91.7%       50.0%        283,391        283,391      259,774
Austria
  Cable..................      1,065,327     893,301     439,100       49.2%       95.0%      1,012,061        848,636      417,145
Norway
  Cable..................        529,924     460,242     317,947       69.1%       87.3%        462,624        401,791      277,568
Hungary
  Cable..................        300,000     300,000     266,311       88.8%       50.0%        150,000        150,000      133,155
Israel
  Cable..................        360,000     354,308     244,697       69.1%       23.3%         83,880         82,554       57,014
Netherlands (CNBH)
  Cable..................        246,853     239,448     229,740       95.9%      100.0%        246,853        239,448      229,740
Ireland (PHL)
  Cable/MMDS.............        380,000     371,529     138,626       37.3%       20.0%         76,000         74,306       27,725
Belgium
  Cable..................        133,000     133,000     127,366       95.8%      100.0%        133,000        133,000      127,366
Malta
  Cable..................        179,000     155,493      61,153       39.3%       25.0%         44,750         38,873       15,288
Czech Republic
  Cable/MMDS/MATV........        271,100     146,448      52,140       35.6%      100.0%        271,100        146,448       52,140
Romania
  Cable..................        150,000      69,654      40,006       57.4%    90.0-100.0%     143,000         67,534       39,253
Slovak Republic
  Cable..................         67,959      22,603      16,309       72.2%    75.0-100.0%      62,499         18,438       12,929
France
  Cable..................         86,000      35,212      14,829       42.1%       99.6%         85,656         35,071       14,770
                              ----------   ---------   ---------                              ---------      ---------    ---------
    Total UPC............      4,335,945   3,748,020   2,467,772                              3,054,814      2,519,490    1,663,867
                              ----------   ---------   ---------                              ---------      ---------    ---------

OTHER UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(3).....         85,000     144,571      91,034       63.0%       46.3%         39,355         66,936       42,149
Spain/Portugal (IPS)
  Programming............            N/A         N/A     539,000         N/A       33.5%            N/A            N/A      180,565
Ireland (Tara)
  Programming............            N/A         N/A     414,749         N/A       75.0%            N/A            N/A      311,062
                              ----------   ---------   ---------                              ---------       --------    ---------
    Total Europe.........      4,420,945   3,892,591   3,512,555                              3,094,169      2,586,426    2,197,643
                              ----------   ---------   ---------                              ---------      ---------    ---------

ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH...............      1,635,000   1,589,000     199,955       12.6%       98.0%      1,602,300      1,557,220      195,956
Philippines
  Cable..................        600,000     175,414      65,953       37.6%       39.2%        235,200         68,762       25,854
Tahiti
  MMDS...................         31,000      20,128       6,104       30.3%       88.2%         27,342         17,753        5,384
New Zealand
  Cable  ................        141,000      23,780       3,245       13.6%       63.7%         89,817         15,148        2,067
Australia (XYZ
 Entertainment)
  Programming............            N/A         N/A     577,476         N/A       24.5%            N/A            N/A      141,482
Australia (United
 Wireless)
  Wireless Data..........            N/A         N/A         N/A         N/A       98.0%            N/A            N/A          N/A
China
  Microwave Relay(4).....            N/A         N/A         N/A         N/A       48.0%            N/A            N/A          N/A
                              ----------   ---------  ----------                              ---------      ---------    ---------
       Total UAP.........      2,407,000   1,808,322     852,733                              1,954,659      1,658,883      370,743
                               ---------   ---------  ----------                              ---------      ---------    ---------

                                                                      As of March 31, 1998
                               -----------------------------------------------------------------------------------------------------
                                                                                                  UIH          UIH           UIH
                                Homes in                                            UIH        Equity in    Equity in     Equity in
                                Service      Homes       Basic        Basic       Paid-in       Homes in      Homes         Basic
                                  Area       Passed   Subscribers  Penetration   Ownership   Service Area     Passed     Subscribers
                               ---------     ------   -----------  ------------  ---------   ------------   ----------   -----------
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable/Telephony........      2,321,000  1,495,527      371,681       24.9%       34.0%        789,140        508,479      126,372
Mexico
  Cable  ................        341,600    176,125       53,439       30.3%       49.0%        167,384         86,301       26,185
Brazil (Jundiai)
  Cable  ................         70,000     66,590       20,959       31.5%       46.3%         32,410         30,831        9,704
Brazil (TVSB)
  MMDS  .................        387,000    387,000       12,593        3.3%       45.0%        174,150        174,150        5,667
Peru
  Cable  ................        140,000     42,747        6,706       15.7%    99.2-100.0%     139,120         42,462        6,665
Latin America
  Programming............            N/A        N/A    1,810,000        N/A        50.0%            N/A            N/A      905,000
                              ----------  ---------    ---------                              ---------      ---------   ----------
    Total UIH LA.........      3,259,600  2,167,989    2,275,378                              1,302,204        842,223    1,079,593
                              ----------  ---------    ---------                              ---------      ---------    ---------
    Total UIH............     10,087,545  7,868,902    6,640,666                              6,351,032      5,087,532    3,647,979
                              ==========  =========    =========                              =========      =========    =========

                                    As of and for the Three Months Ended
                               ---------------------------------------------
                                      March 31, 1998  (In thousands)(1)
                               ---------------------------------------------
                                                 Net                   Long-
                                               Income     Adjusted     Term
                                 Revenue       (Loss)     EBITDA(2)    Debt
                                ---------    ----------   ---------    -----
EUROPE
------
UPC SYSTEMS:
Netherlands (A2000)
  Cable..................       $ 14,123      $ (6,637)    $  3,687   $     --
Austria
  Cable..................         20,701         1,562       10,922     13,464
Norway
  Cable..................         11,045        (7,189)       4,416     71,142
Hungary
  Cable..................          7,362           239        2,263         --
Israel
  Cable..................         25,133         4,160       14,049      2,040
Netherlands (CNBH)
  Cable..................          6,374           316        4,199    101,629
Ireland (PHL)
  Cable/MMDS.............          9,390           392        3,891     51,375
Belgium
  Cable..................          4,374        (1,844)       1,305         --
Malta
  Cable..................          3,375           321        1,511     20,075
Czech Republic
  Cable/MMDS/MATV........            990          (563)        (455)        --
Romania
  Cable..................            334            68          187         --
Slovak Republic
  Cable..................            193          (148)        (116)        --
France
  Cable..................            629          (961)        (394)        --
                                --------      --------      -------   --------
    Total UPC............        104,023       (10,284)      45,465    259,725
                                --------      --------      -------   --------
OTHER UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(3).....          4,222          (464)       2,577     48,728
Spain/Portugal (IPS)
  Programming............          3,707          (205)         746         --
Ireland (Tara)
  Programming............            103        (1,392)      (1,330)     2,264
                                --------      --------      -------   --------
    Total Europe.........        112,055       (12,345)      47,458    310,717
                                --------      --------      -------   --------

                                    As of and for the Three Months Ended
                               ---------------------------------------------
                                      March 31, 1998  (In thousands)(1)
                               ---------------------------------------------
                                                 Net                   Long-
                                               Income     Adjusted     Term
                                 Revenue       (Loss)     EBITDA(2)    Debt
                                ---------    ----------   ---------    -----
ASIA/PACIFIC (UAP)
------------------

Australia (Austar)
  MMDS/DTH...............       $  19,057    $(27,990)      $   342   $ 74,590
Philippines
  Cable..................           1,626        (880)          307         --
Tahiti
  MMDS...................           1,137        (598)          116        841
New Zealand
  Cable  ................             147      (1,638)       (1,774)     3,823
Australia (XYZ
 Entertainment)
  Programming............           4,131      (1,320)          203         --
Australia (United
 Wireless)
  Wireless Data..........             116        (663)         (516)        --
China
  Microwave Relay(4).....              --        (200)         (203)     3,638
                                 --------    --------       -------   --------
       Total UAP.........          26,214     (33,289)       (1,525)    82,892
                                 --------    --------       -------   --------

LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable/Telephony........          28,139      (5,268)        7,890    127,621
Mexico
  Cable  ................           3,074         991         1,133        158
Brazil (Jundiai)
  Cable  ................           2,355         207           819         58
Brazil (TVSB)
  MMDS  .................           1,381        (564)          (47)        --
Peru
  Cable  ................             475        (232)          (35)        --
Latin America
  Programming............             588      (3,862)       (3,810)        --
                                 --------    --------       -------   --------
       Total UIH LA......          36,012      (8,728)        5,950    127,837
                                 --------    --------       -------   --------
       Total UIH.........        $174,281    $(54,362)      $51,883   $521,446
                                 ========    ========       =======   ========

                                                                     As of December 31, 1997
                               -----------------------------------------------------------------------------------------------------
                                                                                                  UIH          UIH           UIH
                                Homes in                                            UIH        Equity in    Equity in     Equity in
                                Service      Homes       Basic        Basic       Paid-in       Homes in      Homes         Basic
                                  Area       Passed   Subscribers  Penetration   Ownership   Service Area     Passed     Subscribers
                               ---------     ------   -----------  ------------  ---------   ------------   ----------   -----------
EUROPE
------
UPC SYSTEMS:
Netherlands (A2000)
  Cable..................        572,000    565,740     518,160        91.6%       50.0%        286,000       282,870       259,080
Austria
  Cable..................      1,064,000    890,305     435,859        49.0%       95.0%      1,010,800       845,790       414,066
Norway
  Cable..................        529,924    457,551     319,654        69.9%       87.3%        462,624       399,442       279,058
Hungary
  Cable..................        300,000    290,690     266,775        91.8%       50.0%        150,000       145,345       133,388
Israel
  Cable..................        360,000    350,392     241,874        69.0%       23.3%         83,880        81,641        56,357
Netherlands (KTE)
  Cable..................         98,393     95,442      90,671        95.0%      100.0%         98,393        95,442        90,671
Ireland
  Cable/MMDS.............        355,000    350,989     136,160        38.8%       20.0%         71,000        70,198        27,232
Belgium
  Cable..................        133,000    133,000     127,529        95.9%      100.0%        133,000       133,000       127,529
Malta
  Cable..................        179,000    153,917      58,033        37.7%       25.0%         44,750        38,479        14,508
Czech Republic
  Cable/MMDS/MATV........        271,100    145,650      51,571        35.4%      100.0%        271,100       145,650        51,571
Romania
  Cable..................        150,000     69,620      40,188        57.7%    90.0-100.0%     143,000        67,498        39,428
Slovak Republic
  Cable..................         36,239     22,193      18,476        83.3%    75.0-100.0%      30,779        18,030        14,987
France
  Cable..................         86,000     28,267       6,758        23.9%       99.6%         85,656        28,154         6,731
                               ---------  ---------   ---------                               ---------     ---------     ---------
    Total UPC............      4,134,656  3,553,756   2,311,708                               2,870,982     2,351,539     1,514,606
                               ---------  ---------   ---------                               ---------     ---------     ---------
OTHER UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(3).....         85,000    144,571      88,455        61.2%       46.3%         39,355        66,936        40,955
Spain/Portugal (IPS)
  Programming............            N/A        N/A     485,000         N/A        33.5%            N/A           N/A       162,475
Ireland (Tara)
  Programming............            N/A        N/A     361,984         N/A        75.0%            N/A           N/A       271,488
                               ---------  ---------   ---------                               ---------     ---------     ---------
    Total Europe.........      4,219,656  3,698,327   3,247,147                               2,910,337     2,418,475     1,989,524
                               ---------  ---------   ---------                               ---------     ---------     ---------
ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH...............      1,635,000  1,589,000     196,205        12.3%       98.0%      1,602,300     1,557,220       192,281
Philippines
  Cable..................        600,000    175,414      66,112        37.7%       39.2%        235,200        68,762        25,916
Tahiti
  MMDS...................         31,000     20,128       6,304        31.3%       88.2%         27,342        17,753         5,560
New Zealand
  Cable..................        141,000     23,518       3,059        13.0%       63.7%         89,817        14,981         1,949
Australia (XYZ
 Entertainment)
  Programming............            N/A        N/A     577,205         N/A        24.5%            N/A           N/A       141,415
Australia (United
 Wireless)
  Wireless Data..........            N/A        N/A         N/A         N/A        98.0%            N/A           N/A           N/A
China
  Microwave Relay(4).....            N/A        N/A         N/A         N/A        48.0%            N/A           N/A           N/A
                               ---------  ---------   ---------                               ---------     ---------     ---------
    Total UAP............      2,407,000  1,808,060     848,885                               1,954,659     1,658,716       367,121
                               ---------  ---------   ---------                               ---------     ---------     ---------

                                                                     As of December 31, 1997
                               ----------------------------------------------------------------------------------------------------
                                                                                                 UIH          UIH           UIH
                                Homes in                                          UIH        Equity in    Equity in     Equity in
                                Service     Homes       Basic        Basic       Paid-in       Homes in      Homes         Basic
                                 Area       Passed   Subscribers  Penetration   Ownership   Service Area     Passed     Subscribers
                               ---------    ------   -----------  ------------  ---------   ------------   ----------   -----------
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable/Telephony........      2,321,000  1,495,527     372,673        24.9%       34.0%        789,140       508,479       126,709
Mexico
  Cable..................        341,600    173,309      54,349        31.4%       49.0%        167,384        84,921        26,631
Brazil (Jundiai)
  Cable..................         70,000     55,270      20,278        36.7%       46.3%         32,410        25,590         9,389
Brazil (TVSB)
  MMDS...................        387,000    387,000      11,232         2.9%       40.0%        154,800       154,800         4,493
Peru
  Cable..................        140,000     33,179       6,644        20.0%    99.2-100.0%     139,120        32,962         6,602
Latin America
  Programming............            N/A        N/A   1,614,650         N/A        50.0%            N/A           N/A       807,325
                               ---------  ---------   ---------                               ---------     ---------     ---------
    Total UIH LA.........      3,259,600  2,144,285   2,079,826                               1,282,854       806,752       981,149
                               ---------  ---------   ---------                               ---------     ---------     ---------
    Total UIH............      9,886,256  7,650,672   6,175,858                               6,147,850     4,883,943     3,337,794
                               =========  =========   =========                               =========     =========     =========

                                       As of and for the Year Ended
                               ---------------------------------------------
                                    December 31, 1997  (In thousands)(1)
                               ---------------------------------------------
                                                 Net                   Long-
                                               Income     Adjusted     Term
                                 Revenue       (Loss)     EBITDA(2)    Debt
                                ---------    ----------   ---------    -----
EUROPE
------
UPC SYSTEMS:
Netherlands (A2000)
  Cable..................       $ 48,690     $ (16,237)   $ 16,205    $204,454
Austria
  Cable..................         78,327        (5,157)     38,738     117,807
Norway
  Cable..................         43,553       (35,521)     17,571      71,139
Hungary
  Cable..................         25,706         1,389       7,987          --
Israel
  Cable..................         96,607        15,643      49,960       6,444
Netherlands (KTE)
  Cable..................          9,920          (743)      6,104      39,244
Ireland
  Cable/MMDS.............         32,700        (2,290)     12,010      51,300
Belgium
  Cable..................         18,634        (5,515)      7,282          --
Malta
  Cable..................         11,812           379       4,954      18,821
Czech Republic
  Cable/MMDS/MATV........          3,571       (10,290)     (3,207)         --
Romania
  Cable..................            942           256         597          --
Slovak Republic
  Cable..................            752          (664)       (392)         --
France
  Cable..................          1,220        (3,441)     (2,238)         --
                                --------     ---------    --------    --------
    Total UPC............        372,434       (62,191)    155,571     509,209
                                --------     ---------    --------    --------
OTHER UIH SYSTEMS:
Hungary (Monor Telefon)
  Cable/Telephony(3).....         14,403        (9,594)      7,903      43,614
Spain/Portugal (IPS)
  Programming............          9,958        (7,473)     (3,347)      1,098
Ireland (Tara)
  Programming............             51        (5,864)     (5,657)      1,691
                                --------     ---------    --------    --------
    Total Europe.........        396,846       (85,122)    154,470     555,612
                                --------     ---------    --------    --------

                                        As of and for the Year Ended
                                ---------------------------------------------
                                     December 31, 1997  (In thousands)(1)
                                ---------------------------------------------
                                                 Net                   Long-
                                               Income     Adjusted     Term
                                 Revenue       (Loss)     EBITDA(2)    Debt
                                ---------    ----------   ---------    -----
ASIA/PACIFIC (UAP)
------------------
Australia (Austar)
  MMDS/DTH...............       $ 57,235     $ (88,727)   $(17,227)   $ 74,951
Philippines
  Cable..................          5,874        (1,382)      1,282          --
Tahiti
  MMDS...................          4,118        (4,266)        229         913
New Zealand
  Cable..................            400        (5,486)     (5,701)      3,245
Australia (XYZ
 Entertainment)
  Programming............         13,075        (8,100)     (4,450)         --
Australia (United
 Wireless)
  Wireless Data..........            479        (3,397)     (2,471)         --
China
  Microwave Relay(4).....             --          (439)       (342)         --
                                --------     ---------    --------    --------
    Total UAP............         81,181      (111,797)    (28,680)     79,109
                                --------     ---------    --------    --------
LATIN AMERICA (UIH LA)
----------------------
Chile
  Cable/Telephony........        114,318       (20,611)     21,348     122,065
Mexico
  Cable..................         10,483         1,844       2,965         206
Brazil (Jundiai)
  Cable  ................          8,571         1,072       2,815          58
Brazil (TVSB)
  MMDS...................          6,469        (1,753)        307          --
Peru
  Cable..................          1,462        (1,738)     (1,154)         --
Latin America
  Programming............            369       (12,490)    (12,580)         --
                                --------     ---------    --------    --------
    Total UIH LA.........        141,672       (33,676)     13,701     122,329
                                --------     ---------    --------    --------
    Total UIH............       $619,699     $(230,595)   $139,491    $757,050
                                ========     =========    ========    ========

(1) The financial information presented above has been taken from unaudited financial information of the respective operating companies that were providing service as of March 31, 1998. Certain information presented above has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles. In addition, certain amounts have been converted to U.S. dollars using the March 31, 1998 exchange rates for the convenience translation. Operating systems in the following countries reported to the Company in U.S. dollars: Ireland (Tara only), Hungary, Spain/Portugal, Brazil, Mexico, Chile, Peru and Tahiti. Therefore, the financial information presented above for these countries was not affected by the convenience translation.
(2) Adjusted EBITDA represents net income (loss), as determined using generally accepted accounting principles which may differ from those used in the United States, plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principles measure of performance or liquidity as an indicator of an entity's operating performance.
(3) The subscriber information presented is for the operating company Monor Telefon, and the financial information presented is for its parent company Monor. The Company owns a 48.6% interest in Monor, which holds a 95.27% interest in the operating company Monor Telefon. The number of homes passed and basic subscribers includes the sum of cable and telephony statistics in Monor Telefon's service area; however, the number of homes in service area does not include any duplication of homes.
(4) The Company has a 49% interest in HITV, a joint venture that owns a microwave relay system in the Hunan Province that transmits two provincial channels to approximately 400,000 cable television homes in the region. HITV launched service in July 1997.


                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     27.1     Financial Data Schedule


(b)  Reports on Form 8-K filed during the quarter.

     Date of Report    Item Reported             Financial Statements Filed
     --------------    -------------             --------------------------

     March 10, 1998    Issuance of Senior Notes  Joint Venture, Inc. (now known
                                                 as UIH Europe, Inc.)

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UNITED INTERNATIONAL HOLDINGS, INC.



Date:    July 15, 1998
         ---------------------------


By:      /S/ J. Timothy Bryan
         ---------------------------
         J. Timothy Bryan
         Chief Financial Officer
         (A Duly Authorized Officer and Principal Financial Officer)