Form 10-Q
period 1998-08-31
UNITED INTERNATIONAL HOLDINGS INC
filed 1998-10-15
CIK 887949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended August 31, 1998

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


     The number of shares outstanding of the Registrant's common stock as of October 9, 1998 was:

     Class A Common Stock --  30,512,202 shares
     Class B Common Stock --   9,915,880 shares

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
                                               ------------------------------

Item 1 - Financial Statements
------
     Condensed Consolidated Balance Sheets as of August 31, 1998 and February 28, 1998 (Unaudited) ...............     2

     Condensed Consolidated Statements of Operations for the Three and Six Months Ended August 31, 1998 and
       1997 (Unaudited)...........................................................................................     3

     Condensed Consolidated Statement of Stockholders' Deficit for the Six Months Ended August 31, 1998
       (Unaudited)................................................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended August 31, 1998 and 1997
       (Unaudited)................................................................................................     5

     Notes to Condensed Consolidated Financial Statements (Unaudited).............................................     6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations....................    16
------


                                                 PART II - OTHER INFORMATION
                                                 ---------------------------


Item 5 - Other Information......................................................................................      28
------

Item 6 - Exhibits and Reports on Form 8-K.......................................................................      33
------

                                              UNITED INTERNATIONAL HOLDINGS, INC.
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Stated in thousands, except share and per share amounts)
                                                          (Unaudited)

                                                                                              As of           As of
                                                                                            August 31,     February 28,
                                                                                               1998           1998
                                                                                            ----------     ------------
ASSETS
Current assets
   Cash and cash equivalents............................................................   $  121,634       $  303,441
   Restricted cash......................................................................       18,788           20,950
   Short-term investments...............................................................       34,557           33,731
   Subscriber receivables, net..........................................................       13,591            7,311
   Costs to be reimbursed by affiliated companies, net..................................       15,035           15,157
   Other related party receivables .....................................................        4,814            4,167
   Other current assets, net............................................................       38,303           26,242
                                                                                           ----------       ----------
       Total current assets.............................................................      246,722          410,999
Investments in and advances to affiliated companies, accounted for under the
   equity method, net...................................................................      286,416          341,252
Property, plant and equipment, net of accumulated depreciation of $146,541 and $84,633,
   respectively.........................................................................      500,268          440,735
Goodwill and other intangible assets, net of accumulated amortization of $34,555 and
   $14,532, respectively................................................................      465,242          409,190
Deferred financing costs, net of accumulated amortization of $5,819 and $1,634,
   respectively.........................................................................       42,338           44,943
Non-current restricted cash and other assets, net.......................................       29,345           32,716
                                                                                           ----------       ----------
       Total assets.....................................................................   $1,570,331       $1,679,835
                                                                                           ==========       ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable, including related party payables of $798 and $86, respectively.....   $   64,410       $   55,741
   Accrued liabilities..................................................................       41,554           46,419
   Subscriber prepayments and deposits..................................................       39,126           12,145
   Short-term debt......................................................................       18,225               --
   Current portion of long-term debt....................................................       72,374          163,325
   Other current liabilities............................................................        1,630           13,760
                                                                                           ----------       ----------
       Total current liabilities........................................................      237,319          291,390
Senior secured notes and other debt.....................................................    1,857,187        1,702,771
Deferred taxes and other long-term liabilities..........................................       29,863           30,204
                                                                                           ----------       ----------
       Total liabilities................................................................    2,124,369        2,024,365
                                                                                           ----------       ----------
Minority interest in subsidiaries.......................................................       30,229           15,186
                                                                                           ----------       ----------
Preferred stock, $0.01 par value, 3,000,000 shares authorized, 132,144 and 170,513 shares of Convertible Preferred Stock, Series A issued and outstanding, respectively,
   stated at liquidation value..........................................................       25,773           32,564
                                                                                           ----------       ----------
Stockholders' deficit
   Class A Common Stock, $0.01 par value, 60,000,000 shares authorized, 30,506,040 and
     26,381,093 shares issued, respectively.............................................          305              264
   Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 9,915,880 and
     12,863,323 shares issued and outstanding, respectively.............................           99              128
   Additional paid-in capital...........................................................      370,769          352,253
   Deferred compensation................................................................         (905)             (42)
   Other cumulative comprehensive income (loss)
     Unrealized (loss) gain on investment in marketable equity securities...............         (309)             351
     Cumulative translation adjustments.................................................      (84,003)         (66,075)
                                                                                           ----------       ----------
       Other cumulative comprehensive loss..............................................      (84,312)         (65,724)
                                                                                           ----------       ----------
   Accumulated deficit..................................................................     (862,922)        (646,085)
   Treasury stock, at cost, 3,169,151 shares of Class A Common Stock....................      (33,074)         (33,074)
                                                                                           ----------       ----------
       Total stockholders' deficit......................................................     (610,040)        (392,280)
                                                                                           ----------       ----------
       Total liabilities and stockholders' deficit......................................   $1,570,331       $1,679,835
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

                                                                          For the Three                 For the Six
                                                                          Months Ended                  Months Ended
                                                                           August 31,                    August 31,
                                                                   ------------------------        -----------------------
                                                                     1998            1997            1998           1997
                                                                   --------        --------        --------       --------
Service and other revenue.....................................     $  68,506       $ 23,277        $ 134,539     $  44,359
Management fee income from related parties....................         2,012            457            3,699           738
                                                                   ---------       --------        ---------     ---------
       Total revenue..........................................        70,518         23,734          138,238        45,097

System operating expense......................................       (35,049)       (15,107)         (64,060)      (27,896)
System selling, general and administrative expense............       (29,067)       (15,605)         (55,614)      (28,923)
Corporate general and administrative expense..................        (8,515)        (5,187)         (14,986)      (10,915)
Depreciation and amortization.................................       (47,011)       (19,293)        (100,123)      (38,751)
                                                                   ---------       --------        ---------     ---------
       Net operating loss.....................................       (49,124)       (31,458)         (96,545)      (61,388)

Interest income, including related party income of $713,
   $1,107, $2,243 and $1,309, respectively....................         3,059          2,800            7,859         4,760
Interest expense, including related party expense of $274,
   $574, $555 and $636, respectively..........................       (48,173)       (31,861)         (95,270)      (57,778)
Provision for losses on investment related costs..............            --         (2,018)              --        (6,454)
Other expense, net............................................        (5,694)          (328)          (8,655)       (1,948)
                                                                   ---------       --------        ---------     ---------
       Net loss before other items............................       (99,932)       (62,865)        (192,611)     (122,808)

Equity in losses of affiliated companies, net.................       (14,011)       (18,225)         (26,566)      (37,542)
Minority interest in subsidiaries.............................         1,402              7            2,340           238
                                                                   ---------       --------        ---------     ---------
       Net loss...............................................     $(112,541)      $(81,083)       $(216,837)    $(160,112)
                                                                   =========       ========        =========     =========

Basic and diluted loss per common share.......................     $   (2.84)      $  (2.08)       $   (5.50)    $   (4.10)
                                                                   =========       ========        =========     =========

Weighted-average number of common shares outstanding..........    39,810,456     39,208,962       39,571,244    39,191,640
                                                                  ==========     ==========       ==========    ==========

           The  accompanying  notes are an integral part of these condensed consolidated financial statements.

                                             UNITED INTERNATIONAL HOLDINGS, INC.
                                    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         (Stated in thousands, except share amounts)
                                                         (Unaudited)
                                                                     Other Cumulative
                                                                       Components of
                                                                       Comprehensive
                                                                       Income (Loss)
                                                                   ----------------------
                   Class A         Class B                         Unrealized
                 Common Stock    Common Stock  Additional Deferred Gain (Loss) Cumulative              Treasury Stock
               ---------------  ---------------  Paid-In  Compen-  on Invest- Translation Accumulated ------------------
               Shares   Amount  Shares   Amount  Capital  sation     ment     Adjustments   Deficit    Shares    Amount     Total
               ------   ------  ------   ------ --------- -------- ---------- ----------- ----------  --------  --------  ----------
Balances,
 March 1,
 1998..........26,381,093 $264 12,863,323 $128  $352,253   $ (42)   $ 351     $(66,075)  $(646,085)  3,169,151  $(33,074) $(392,280)

Exchange of
 Class B
 Common
 Stock for
 Class A
 Common Stock.. 2,947,443   29 (2,947,443) (29)       --      --       --           --          --          --        --         --
Issuance of
 Class A
 Common Stock
 in connection
 with public
 offering, net
 of offering
 expense.......   450,000    5         --   --     7,405      --       --           --          --          --        --      7,410
Issuance of
 Class A
 Common
 Stock in
 connection
 with Company's
 stock option
 plans.........   293,346    3         --   --     2,802      --       --           --          --          --        --      2,805
Issuance of
 Class A
 Common
 Stock in
 connection
 with Company's
 401(k) plan...     8,701   --         --   --       142      --       --           --          --          --        --        142
Exchange of
 Convertible
 Preferred
 Stock,
 Series A
 for Class A
 Common
 Stock.........   425,457    4         --   --     7,441      --       --           --          --          --        --      7,445
Accrual of
 dividends
 on convertible
 preferred
 stock.........        --   --         --   --      (654)     --       --           --          --          --        --       (654)
Repricing of
 stock
 options.......        --   --         --   --     1,380  (1,380)      --           --          --          --        --         --
Amortization
 of deferred
 compensation..        --   --         --   --        --     517       --           --          --          --        --        517
Change in
 unrealized
 gain on
 investment....        --   --         --   --        --      --     (660)          --          --          --        --       (660)
Change in
 cumulative
 translation
 adjustments...        --   --         --   --        --      --       --      (17,928)         --          --        --    (17,928)
Net loss.......        --   --         --   --        --      --       --           --    (216,837)         --        --   (216,837)
               ---------- ----  --------- ----  --------   -----    -----     --------   ---------   ---------  --------  ---------
Balances,
 August 31,
 1998..........30,506,040 $305  9,915,880 $ 99  $370,769   $(905)   $(309)    $(84,003)  $(862,922)  3,169,151  $(33,074) $(610,040)
               ========== ====  ========= ====  ========   =====    =====     ========   =========   =========  ========  =========

                The  accompanying  notes are an integral part of these condensed consolidated financial statements.

                                           UNITED INTERNATIONAL HOLDINGS, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Stated in thousands)
                                                       (Unaudited)
                                                                                                 For the Six Months Ended
                                                                                                        August 31,
                                                                                                -------------------------
                                                                                                  1998             1997
                                                                                                --------         --------
Cash flows from operating activities:
Net loss.....................................................................................   $(216,837)      $(160,112)
Adjustments to reconcile net loss to net cash flows from operating activities:
   Equity in losses of affiliated companies, net.............................................      26,899          37,620
   Minority interest share of losses.........................................................      (2,340)           (238)
   Depreciation and amortization.............................................................     100,123          38,751
   Compensation expense related to stock options.............................................         517             672
   Accretion of interest on senior notes and amortization of deferred financing costs........      68,931          51,099
   Issuance of common stock in connection with Company's 401(k) plan.........................         142             196
   Provision for loss on marketable equity securities and investment related costs...........          --           6,454
   Increase in receivables and other assets..................................................     (19,588)         (4,629)
   Increase in accounts payable, accrued liabilities and other...............................      32,665           5,909
                                                                                                ---------       ---------
Net cash flows from operating activities.....................................................      (9,488)        (24,278)
                                                                                                ---------       ---------
Cash flows from investing activities:
Purchase of short-term investments...........................................................    (107,264)        (47,433)
Proceeds from sale of short-term investments.................................................     106,438          79,748
Restricted cash released (deposited).........................................................       2,017          (8,920)
Investments in and advances to affiliated companies and acquisition of assets................    (103,558)        (39,873)
Additions to property, plant and equipment...................................................     (88,618)        (47,098)
Proceeds from sale of property, plant and equipment..........................................          --           5,332
Decrease in construction payables............................................................      (3,912)        (28,163)
Repayments on notes receivable...............................................................       1,053           4,593
Other, net...................................................................................        (702)         (3,763)
                                                                                                ---------       ---------
Net cash flows from investing activities.....................................................    (194,546)        (85,577)
                                                                                                ---------       ---------
Cash flows from financing activities:
Cash contributed from minority interest partners.............................................       4,436              --
Deferred financing costs.....................................................................      (1,902)         (7,045)
Issuance of common stock in connection with public offerings, net of financing costs.........       7,410              --
Issuance of common stock in connection with Company's stock option plans.....................       2,805             641
Payment of sellers notes.....................................................................          --         (34,922)
Borrowings of other debt.....................................................................     136,985         149,286
Payment on capital leases and other debt.....................................................    (127,765)         (2,963)
                                                                                                ---------       ---------
Net cash flows from financing activities.....................................................      21,969         104,997
                                                                                                ---------       ---------
Effect of exchange rates on cash.............................................................         258              49
                                                                                                ---------       ---------
Decrease in cash and cash equivalents........................................................    (181,807)         (4,809)
Cash and cash equivalents, beginning of period...............................................     303,441          68,784
                                                                                                ---------       ---------
Cash and cash equivalents, end of period.....................................................   $ 121,634       $  63,975
                                                                                                =========       =========
Non-cash investing and financing activities:
   Purchase money notes payable to sellers...................................................   $  18,000       $  52,061
                                                                                                =========       =========
   Note issued upon sale of investment in affiliated company.................................   $      --       $   6,500
                                                                                                =========       =========
   Conversion of note receivable to equity...................................................   $      --       $   1,909
                                                                                                =========       =========
   Change in unrealized gain/loss on investments.............................................   $    (660)      $   1,947
                                                                                                =========       =========
   Assets acquired with capital leases.......................................................   $     194       $     454
                                                                                                =========       =========
Supplemental cash flow disclosures:
   Cash paid for interest....................................................................   $  20,252       $   2,170
                                                                                                =========       =========
   Cash received for interest................................................................   $   3,796       $   4,070
                                                                                                =========       =========
Acquisition of Netherlands assets:
   Property, plant and equipment and other long-term assets..................................   $ (51,632)      $      --
   Goodwill and other intangible assets......................................................     (36,416)             --
                                                                                                ---------       ---------
       Total cash paid.......................................................................   $ (88,048)      $      --
                                                                                                =========       =========

            The  accompanying  notes are an integral part of these condensed consolidated financial statements.

                       UNITED INTERNATIONAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 1998
        (Monetary amounts stated in thousands, except per share amounts)
                                   (Unaudited)

1.   ORGANIZATION AND NATURE OF OPERATIONS

     United International Holdings, Inc. (together with its majority-owned subsidiaries, the "Company" or "UIH") was formed as a Delaware corporation in May 1989, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations outside the United States.

     The following chart presents a summary of the Company's significant investments in multi-channel television and telephony operations as of August 31, 1998.

************************************************************************************************************************************
*                                                               UIH                                                                *
************************************************************************************************************************************
              100%  *                                                        100%  *
************************************* **********************************************************************************************
*        UIH Europe, Inc. ("UIHE")  * *                    United International Properties, Inc. ("UIPI")                          *
************************************* **********************************************************************************************
                    *                                                              *
                    *                                   ***************************************************************
           100%(1)  *                              98%  *                                   * 100%                    *
************************************* *************************************** ************************** ***************************
* United Pan-Europe Communications  * *UIH Asia/Pacific Communications, Inc.* * UIH Latin America, Inc.* *        Other UIPI       *
*              N.V. ("UPC")         * *              ("UAP")*               * *        ("UIH LA")      * *                         *
************************************* *************************************** ************************** *Hungary:                 *
                    *                                    *                                  *            * Monor Communications    *
                    *                              100%  *                                  *            *  Group, Inc.            *
************************************* *************************************** ************************** *  ("Monor")(13)     48.6%*
*Austria:                           * *     UIH Australia/Pacific, Inc.     * *Brazil:                 * *Ireland:                 *
* Telekabel Group                   * *             ("UIH/AP")              * * TV Cabo e Comunicacoes **  Tara Television         *
*  ("Telekabel Austria")       95.0%* *************************************** *  de Jundiai, S.A.      * *  Limited ("Tara")       *
*Belgium:                           *                    *                    *  ("Jundiai")      46.3%* *  (13)              75.0%*
* Radio Public S.A.                 *                    *                    * TV Show Brasil,        * *Spain/Portugal:          *
*  ("Radio Public")           100.0%* *************************************** *  S.A.("TVSB")(10) 45.0%* * Ibercom, Inc.           *
*Czech Republic:                    * *Australia:                           * *Chile:                  * *  ("IPS")(13)       33.5%*
* Kabel Net Group                   * * CTV Pty Limited ("CTV") and         * * VTR Hipercable S.A.    * ***************************
*  ("Kabel Net")              100.0%* *  STV Pty Limited ("STV")            * *  ("VTRH")(11)     34.0%*
* Ceska Programova                  * *  (collectively, "Austar")(7)  100.0%* *Mexico:                 *
*  Spolecnost SRO ("TV Max")  100.0%* * Austar Satellite Pty Limited        * * Tele Cable de Morelos, *
*France:                            * *  ("Austar Satellite")         100.0%* *  S.A. de C.V.          * ***************************
* Mediareseaux Marne S.A.           * * United Wireless Pty Limited         * *  ("Megapo")       49.0%* *      * Other UAP        *
*  ("Mediareseaux")            99.6%* *  ("United Wireless")          100.0%* *Peru:                   * *                         *
*Hungary:                           * * XYZ Entertainment Pty Limited       * * Cable Star S.A.        * *China:                   *
* Telekabel Hungary BV              * *  ("XYZ Entertainment")(8)      25.0%* *  ("Cable Star")        * * Hunan International TV  *
*  ("Telekabel Hungary")(2)    79.3%* *New Zealand:                         * *  (12)            100.0%* *  Communications Company *
* Kabelkom Kabeltelevizio KFT       * * Saturn Communications Limited       * * TV Cable, S.A.         * *  Limited ("HITV")       *
*  ("HBO Programming")(3)      50.0%* *  ("Saturn")                    65.0%* *  ("Tacna")(12)   100.0%* *  (14)              49.0%*
*Ireland: (through UII (4))         * *Tahiti:                              * *Latin America           * *Philippines:             *
* Princes Holdings Ltd.             * * Telefenua S.A.                      * *Programming:            * * Pilipino Cable          *
*  ("Princes Holdings")        20.0%* *  ("Telefenua")(9)              90.0%* * MGM Networks Latin     * *  Corporation            *
*Israel: (through UII(4))           * *                                     * *  America LLC ("MGM     * *  ("PCC")(15)       19.6%*
* Tevel Israel International        * *************************************** *  Networks LA")    50.0%* ***************************
*  Communications Ltd.              *                                         **************************
*  ("Tevel")                   23.3%*
*Malta:(through UII(4))             *
* Melita Cable TV PLC               *
* ("Melita")                   25.0%*
*Netherlands:                       *
* United Telekabel Holding          *
*  N.V. ("UTH")(5)             51.0%*
*Norway:                            *
* Janco Multicom AS                 *
*  ("Janco")(6)               100.0%*
*Romania:                           *
* Control Cable Ventures SRL        *
*  ("Control Cable")          100.0%*
* Multicanal Holdings SRL           *
*  ("Multicanal")              90.0%*
* Eurosat CA-TV SRL                 *
*  ("Eurosat")                 51.0%*
*Slovak Republic:                   *
* Slovatel SRO ("Kabel Tel")  100.0%*
* Trnavatel SRO ("Trnavatel")  75.0%*
*************************************

                                                          6

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    (1) UIHE holds effectively all of the voting control of UPC and owns all of its issued and outstanding shares, other than approximately 8.4% of such shares, which have been registered in the name of a foundation to support UPC's employee equity incentive plan.
    (2) On June 29, 1998, UPC acquired Time Warner Entertainment Company's ("TWE")'s interest in Kabelkom Holding Company's ("Kabelkom")'s multi-channel television system for approximately $9,500 in cash and a non-interest bearing promissory note in the amount of $18,000 (the "Kabelkom Note"). On June 30, 1998, UPC merged the Kabelkom multi-channel television systems with Hungary's second largest multiple system operator ("MSO") to form the new joint venture Telekabel Hungary. UPC retains a 79.3% ownership interest in the new entity.
    (3) In June 1998, UPC granted TWE an option to acquire UPC's interest in HBO Programming in consideration of the cancellation of the Kabelkom Note.
    (4) United International Investments ("UII") is a United States general partnership between UPC and Tele-Communications International, Inc. ("TINTA"). In April and May 1998, UPC signed memoranda of understanding to acquire TINTA's interests in Tevel and Melita, and to sell UPC's interest in Princes Holdings to TINTA. The transaction is expected to close in October 1998.
    (5) In August 1998, UPC merged its Dutch cable television and telecommunications assets, consisting of its 50.0% interest in A2000 Holding NV ("A2000") and its wholly-owned subsidiary Cable Network Brabant Holding BV ("CNBH"), with those of a Dutch energy company, N.V. NUON Energie-Onderneming voor Gelderland, Friesland en Flevoland ("NUON"), forming a new company UTH. The agreement provides UPC with a call option after August 6, 1999 to acquire 50.0% of NUON's 49.0% ownership interest in UTH for Netherlands guilders ("NLG") 244,000 (approximately $122,000 as of August 6, 1998) plus an interest payment of 5.5% over the call price from January 1, 1998 until the exercise date. If the exercise date is more than one year after closing, the interest rate for the second year will go up to 9.0%. If UPC exercises the call option, NUON can exercise the secondary put option, requiring UPC to purchase its remaining interest in UTH for the same price. The agreement provides NUON with a put option after August 6, 1999 to require UPC to purchase 50.0% of NUON's 49.0% interest in UTH. The price UPC will have to pay equals NLG166,000 (approximately $83,000 as of August 6, 1998) plus an interest payment of 4.5% over the put price from January 1, 1998 until the exercise date. If NUON exercises the put option, UPC can exercise the secondary call option, requiring NUON to sell its remaining interest in UTH to UPC for the same price.
    (6) From an economic perspective, UPC has all the rights and obligations of full ownership of Janco and consolidates 100% of its financial results although UPC holds a 87.3% interest in Janco. UPC has the right to acquire, and Janco's other shareholder has the right to put to UPC, the remaining interest in Janco for a purchase price of approximately $23,000.
    (7) UIH A/P holds an effective 100% economic interest in Austar through a combination of ordinary shares and convertible debentures.
    (8) In September 1998, UAP acquired an additional 25.0% interest in XYZ Entertainment.
    (9) UIH A/P owns an effective 90.0% economic interest in Telefenua. UIH A/P's economic interest will decrease to 75.0% and 64.0% once UIH A/P has received a 20.0% and 40.0% internal rate of return on its investment in Tahiti, respectively.
    (10) On October 2, 1998, UIH LA increased its ownership interest in TVSB from 45.0% to 100%. The purchase price for the remaining interest was $11,500 in cash, of which 50.0% was paid at closing with the remainder due one year from the closing date.
    (11) On October 15, 1998, UIH LA secured the right to acquire the remaining ownership interest in VTRH from its current partners which would increase its ownership interest in VTRH to 100%. Under the agreement, UIH LA has the right to acquire its partners' interests in VTRH for $236,500, adjusted for any capital transactions at VTRH between October 15, 1998 and closing. Closing on the transaction is subject to UIH LA receiving sufficient financing at terms acceptable to UIH LA prior to April 13, 1999. UIH LA expects that such financing will be secured at the project level. If the transaction does not close, UIH LA's ownership interest in VTRH will be increased from its current 34.0% to either 38.0% or 40.0%, depending upon certain factors.
    (12) In July 1998, UIH LA increased its ownership interest in Cable Star to 100% from 99.2% by acquiring the remaining minority owned shares for $56. In July 1998, UIH LA also entered into an agreement to merge its Peruvian assets with Arequipa Cable Vision ("ACV"), retaining a 60.0% interest in the new joint venture, Cable Star, S.A. The transaction is expected to close in October 1998.
    (13) The Company intends to transfer its interests in Monor, Tara and IPS to UPC prior to the end of calendar 1998.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    (14) In July 1998, UAP negotiated a memorandum of understanding with AmTec, Inc. ("AmTec") to exchange its interest in HITV for AmTec stock. Closing on the transaction is expected to occur in early 1999, subject to certain conditions.
    (15) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40.0% equity ownership interest in Sun Cable Systems ("Sun Cable"). The Company holds an effective 19.6% interest in PCC, which is owned 49.0% by Sun Cable and 51.0% by SkyCable.

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

     In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of August 31, 1998 and the results of its operations for the three and six months ended August 31, 1998 and 1997. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended February 28, 1998.

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

     For those investments in companies in which the Company's ownership interest is 20.0% to 50.0%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliates, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its percentage interest in each affiliate's net assets.

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

     With respect to the Company's cable distribution networks, initial subscriber installation costs are capitalized and depreciated over a period no longer than the depreciation period used for cable television plant or the term of the license agreement. All installation fees and related costs with respect to reconnects are recognized in the period in which the reconnection occurs.

     Office   equipment,   furniture  and  fixtures,   buildings  and  leasehold
improvements are depreciated using the straight-line method over estimated useful lives of three to ten years.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

COMPREHENSIVE LOSS

     The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted SFAS 130 effective March 1, 1998 (see Note 8).

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

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEW ACCOUNTING PRINCIPLE

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently assessing the effect of this new standard.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.   ACQUISITION

KABELKOM

     On June 29, 1998, UPC acquired TWE's interest in Kabelkom's multi-channel television system for approximately $9,500 in cash and the Kabelkom Note of $18,000. UPC and TWE retained their respective percentage interests in HBO Programming. On June 30, 1998, UPC merged the Kabelkom multi-channel television systems with Hungary's second largest MSO, to form the new joint venture Telekabel Hungary. UPC retains a 79.3% ownership interest in the new entity. In addition, UPC granted TWE an option to acquire UPC's interest in HBO Programming in consideration of the cancellation of the Kabelkom Note.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                     As of August 31, 1998
                                      --------------------------------------------------------------------------------
                                         Investments in            Cumulative Equity         Cumulative
                                         and Advances to         in Income (Losses) of       Translation
                                      Affiliated Companies       Affiliated Companies        Adjustments       Total
                                      --------------------       ---------------------       -----------      --------
EUROPE
------
   A2000(1).....................           $108,300                     $(11,645)             $      2        $ 96,657
   UII..........................             45,708                          390                    --          46,098
   Monor........................             27,682                      (14,201)              (11,496)          1,985
   IPS..........................             14,016                       (7,477)                  (98)          6,441
   HBO Programming..............             12,382                       (2,678)                   (4)          9,700
   Other, net...................              1,426                         (496)                   (5)            925
ASIA/PACIFIC
------------
   XYZ Entertainment............             18,140                      (18,250)                  110              --
   PCC..........................             12,878                       (1,361)               (2,652)          8,865
   HITV.........................              6,073                         (558)                   14           5,529
   Other........................                350                           --                    --             350
LATIN AMERICA
-------------
   VTRH.........................             97,343                      (14,373)               (3,431)         79,539
   Megapo.......................             31,248                       (1,342)              (11,187)         18,719
   MGM Networks LA(2)...........             14,726                      (14,726)                   --              --
   TVSB.........................             10,576                       (3,817)                 (866)          5,893
   Jundiai......................              6,797                         (623)                 (459)          5,715
                                           --------                     --------              --------        --------
                                           $407,645                     $(91,157)             $(30,072)       $286,416
                                           ========                     ========              ========        ========

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                  As of February 28, 1998
                                      --------------------------------------------------------------------------------
                                         Investments in            Cumulative Equity         Cumulative
                                         and Advances to         in Income (Losses) of       Translation
                                      Affiliated Companies       Affiliated Companies        Adjustments       Total
                                      --------------------       ---------------------       -----------      --------
EUROPE
------
   A2000(1).....................           $109,373                     $   (287)             $      4        $109,090
   UII..........................             51,005                          (32)                   --          50,973
   Kabelkom.....................             28,605                          124                    (1)         28,728
   Monor........................             27,682                      (13,161)               (6,256)          8,265
   IPS.........................              13,920                       (7,261)                  (95)          6,564
   Other, net...................              1,774                           --                    --           1,774
ASIA/PACIFIC
------------
   XYZ Entertainment(3).........             18,610                      (18,720)                  110              --
   Sun Cable....................             12,336                       (1,023)               (2,783)          8,530
   HITV.........................              6,073                         (236)                    7           5,844
   Other........................                182                           --                    --             182
LATIN AMERICA
-------------
   VTRH.........................             92,754                      (10,327)               (4,262)         78,165
   Megapo.......................             31,248                       (1,313)               (1,604)         28,331
   UFC..........................             12,099                       (7,487)                   --           4,612
   TVSB.........................              8,100                       (3,770)                   --           4,330
   Jundiai......................              6,652                         (788)                   --           5,864
                                           --------                     --------              --------        --------
                                           $420,413                     $(64,281)             $(14,880)       $341,252
                                           ========                     ========              ========        ========

(1) The investment in A2000 includes the costs of license rights related to a subsidiary of A2000 which are owned directly by UPC.
(2) Includes an accrued funding obligation of $982 at June 30, 1998. The Company would face significant and punitive dilution if it did not make the requested fundings.
(3)  Includes an accrued  funding  obligation of $406 at December 31, 1997.  The
     Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the requested fundings.

5.   PROPERTY, PLANT AND EQUIPMENT

                                                                                                   As of        As of
                                                                                                August 31,   February 28,
                                                                                                   1998         1998
                                                                                                ----------   -----------
       Cable distribution networks........................................................       $296,002     $203,015
       Subscriber premises equipment and converters.......................................        216,722      200,990
       MMDS distribution facilities.......................................................         60,547       61,509
       Office equipment, furniture and fixtures...........................................         27,932       19,622
       Buildings and leasehold improvements...............................................         15,079        9,070
       Other..............................................................................         30,527       31,162
                                                                                                 --------     --------
                                                                                                  646,809      525,368
           Accumulated depreciation.......................................................       (146,541)     (84,633)
                                                                                                 --------     --------
           Net property, plant and equipment..............................................       $500,268     $440,735
                                                                                                 ========     ========

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                                                   As of        As of
                                                                                                August 31,   February 28,
                                                                                                   1998         1998
                                                                                                ----------   -----------
       Telekabel Austria..................................................................       $191,390     $192,828
       Janco..............................................................................         94,890       94,200
       CNBH...............................................................................         77,010       39,847
       Austar.............................................................................         52,312       51,552
       Telekabel Hungary..................................................................         40,965           --
       Radio Public.......................................................................         21,277       20,903
       Saturn.............................................................................          6,006        6,100
       Other..............................................................................         15,947       18,292
                                                                                                 --------     --------
                                                                                                  499,797      423,722
           Accumulated amortization.......................................................        (34,555)     (14,532)
                                                                                                 --------     --------
           Net goodwill and other intangible assets.......................................       $465,242     $409,190
                                                                                                 ========     ========
                                               11

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   SENIOR SECURED NOTES AND OTHER DEBT

                                                                                                   As of        As of
                                                                                                August 31,   February 28,
                                                                                                   1998         1998
                                                                                                ----------   -----------
     1998 Notes (as defined below)........................................................     $  862,249    $  818,272
     Old Notes (as defined below).........................................................            394           368
     UPC Tranche A Facility (as defined below)............................................        464,821       437,598
     UPC Tranche B Facility (as defined below)............................................         60,063       125,000
     Bank and other loans at UPC..........................................................        123,975        60,888
     1996 UIH A/P Notes (as defined below)................................................        299,652       278,662
     1997 UIH A/P Notes (as defined below)................................................         32,257        30,461
     Austar Bank Facility (as defined below)..............................................         68,132        71,531
     UIH LA Revolving Credit Facility (as defined below)..................................          8,000        33,000
     Vendor financed equipment at Saturn..................................................          5,881         3,730
     Capitalized lease obligations........................................................          3,140         3,635
     Other notes payable .................................................................            997         2,951
                                                                                               ----------    ----------
                                                                                                1,929,561     1,866,096
         Less current portion.............................................................        (72,374)     (163,325)
                                                                                               ----------    ----------
         Total senior secured notes and other debt........................................     $1,857,187    $1,702,771
                                                                                               ==========    ==========

1998 NOTES

     The Company's 10.75% senior secured notes that were issued in February 1998 at a discount from their principal amount of $1,375,000 (the "1998 Notes") had an accreted value of $862,249 as of August 31, 1998. On and after February 15, 2003, cash interest will accrue and will be payable semi-annually until maturity on each February 15 and August 15, commencing August 15, 2003. The 1998 Notes will mature on February 15, 2008 and will be redeemable at the option of the Company on or after February 15, 2003.

OLD NOTES

     The Company's 14.0% senior secured notes that were issued at a discount from their original principal amount at maturity (the "Old Notes") had an accreted value of $394 as of August 31, 1998. On February 5, 1998, all but $465 principal amount at maturity was redeemed in connection with the issuance of the 1998 Notes. No cash interest payments will be made prior to maturity on November 15, 1999.

UPC TRANCHE A FACILITY

     As of June 30, 1998, UPC had drawn $464,821 on the  NLG1,100,000  ($539,216 at June 30, 1998) multi-currency revolving credit facility (the "UPC Tranche A Facility"). Amounts advanced under the UPC Tranche A Facility are generally available for a term of one, two, three or six months through September 30, 2006 and bear interest at the London interbank offered rate ("LIBOR") on the respective currencies borrowed plus a margin ranging from 0.5% to 2.0% per annum. The aggregate amount available for borrowing under the facility is reduced automatically by 5.0% per quarter beginning December 31, 2001. The UPC Tranche A Facility also limits total borrowings by UPC and certain of its subsidiaries, which together before September 30, 2001, may not exceed NLG1,100,000 (after September 30, 2001, the limit is based on a debt to cash flow financial ratio), and generally limits UPC's investments in, loans to and guarantees for its subsidiaries and downstream affiliates to NLG80,000 ($39,216 at June 30, 1998), which had been reached as of June 30, 1998.

UPC TRANCHE B FACILITY

     As of June 30, 1998, UPC had outstanding $60,063 on a $125,000 (U.S. dollar-denominated) facility (the "UPC Tranche B Facility") which matures on December 5, 1998 and bears interest at LIBOR plus a margin ranging from 4.5% to 6.0% per annum. UPC must maintain on deposit with the bank a compensating balance, restricted as to use, of $6,475 until the facility matures.

BANK AND OTHER LOANS AT UPC

     On February 20, 1998, CNBH secured a NLG250,000 ($122,549 at June 30, 1998)
ten-year term facility (the "CNBH Facility"). The CNBH Facility bears interest at the applicable Amsterdam interbank offered rate ("AIBOR") plus a margin ranging from 0.6% to 1.6% per annum. The CNBH Facility was used to refinance an existing debt facility, to complete the acquisition of Stichting Combivisie Regio ("Combivisie") and for the development and exploitation of enhanced cable television services, data services and telephony services. As of June 30, 1998, an amount of NLG195,000 ($95,588) was outstanding under the CNBH Facility. In August 1998, the CNBH Facility was amended to a total amount of NLG266,000 ($130,392 at June 30, 1998).

     Bank loans and other loans includes a payable of $18,874 to the minority shareholder of Janco, which accretes interest at 5.0% per annum. The payable relates to the contemplated exercise price of the call option for the remaining 12.7% of Janco not owned by UPC. The amount, including accrued interest, will be payable in 2001.

1996 UIH A/P NOTES

     UIH A/P's 14.0% senior notes that were issued in May 1996 at a discount from their principal amount of $443,000 (the "1996 UIH A/P Notes") had an accreted value of $299,652 as of June 30, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The 1996 UIH A/P Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, UIH A/P consummated an issuance of its capital stock resulting in gross proceeds to UIH A/P of $70,000 (an "Equity Sale"), reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the Equity Sale, the 1996 UIH A/P Notes will accrete to a principal amount of $447,418 on May 15, 2001, the date cash interest begins to accrue.

1997 UIH A/P NOTES

     UIH A/P's 14.0% senior notes that were issued in September 1997 at a discount from their principal amount of $45,000 (the "1997 UIH A/P Notes") had an accreted value of $32,257 as of June 30, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The 1997 UIH A/P Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, UIH A/P consummated an Equity Sale, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective September 23, 1997 until consummation of the Equity Sale, the 1997 UIH A/P Notes will accrete to a principal amount of $45,448 on May 15, 2001, the date cash interest begins to accrue.

AUSTAR BANK FACILITY

     In July 1997, Austar secured a senior syndicated term debt facility in the amount of Austrailan $("A$")200,000 ($123,877 as of June 30, 1998) (the "Austar Bank Facility") to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility and
(iii) A$90,000 term loan facility. All of Austar's assets are pledged as collateral for the Austar Bank Facility. In addition, pursuant to the Austar Bank Facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements prior to December 31, 2000. Subsequent to December 31, 2000, Austar will be permitted to make these types of payments, subject to certain debt to cash flow ratios. As of June 30, 1998, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($68,132 converted using the June 30, 1998 exchange rate). The working capital facility is fully repayable on June 30, 2000. The cash advance facility is fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004. In September 1998, Austar received a supplemental amendment to the existing Austar Bank Facility which allows Austar to draw up to A$60,000 under the A$90,000 term loan facility. Austar also received a new bank underwriting commitment for an A$400,000 senior secured debt facility (the "New Austar Bank Facility"), which is intended to refinance the Austar Bank Facility before the end of calendar 1998 (see Note 9).

UIH LA REVOLVING CREDIT FACILITY

     In November 1997, UIH LA entered into an amended and restated credit agreement with a bank for a revolving credit facility of up to $40,000 (the "UIH LA Revolving Credit Facility"). Borrowings under this facility must be repaid within 12 months and bear interest at a rate of LIBOR plus 3.5%. The facility is extendable up to 18 months with (i) an increase in the interest rate of 50 basis points for each three-month period it is extended beyond the initial 12-month term and (ii) cash fees of 0.75% and 1.50% if it is extended to 15 and 18 months, respectively. As of August 31, 1998, UIH LA had an outstanding balance

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of $8,000 under this facility due November 1998 and a related compensating balance, restricted as to use, of $3,691. Under the terms of the UIH LA Revolving Credit Facility, UIH LA must use any proceeds from the sale of Latin American assets to repay this note.

8.   COMPREHENSIVE LOSS

     The components of total comprehensive loss are as follows:

                                                         For the Three Months Ended          For the Six Months Ended
                                                                  August 31,                         August 31,
                                                        ----------------------------       ----------------------------
                                                           1998               1997            1998              1997
                                                        ---------          ---------       ----------        ----------
     Net loss........................................   $(112,541)         $(81,083)       $(216,837)        $(160,112)
     Other comprehensive loss:
       Change in cumulative translation adjustments..      (1,040)           (3,174)         (17,928)          (11,184)
       Change in unrealized gain/loss on
         investments................................         (338)             (976)            (660)            1,947
                                                        ---------          --------        ---------         ---------
           Total comprehensive loss..................   $(113,919)         $(85,233)       $(235,425)        $(169,349)
                                                        =========          ========        =========         =========

9.   SUBSEQUENT EVENTS

CABLE STAR

     In July 1998, UIH LA increased its ownership interest in Cable Star to 100% from 99.2% by acquiring the remaining minority owned shares for $56. In July 1998, UIH LA also entered into an agreement to merge its Peruvian assets with ACV, retaining a 60.0% interest in the new joint venture, Cable Star, S.A. The transaction is expected to close in October 1998.

UTH

     In August 1998, UPC merged its Dutch cable television and telecommunications assets, consisting of its 50.0% interest in A2000 and its wholly-owned subsidiary CNBH, with those of the Dutch energy company NUON forming a new company UTH. The agreement provides UPC with a call option after August 6, 1999 to acquire 50.0% of NUON's 49.0% ownership interest in UTH for NLG244,000 (approximately $122,000 as of August 6, 1998) plus an interest payment of 5.5% over the call price from January 1, 1998 until the exercise date. If the exercise date is more than one year after closing, the interest rate for the second year will go up to 9.0%. If UPC exercises the call option, NUON can exercise the secondary put option, requiring UPC to purchase its remaining interest in UTH for the same price. The agreement provides NUON with a put option after August 6, 1999 to require UPC to purchase 50.0% of NUON's 49.0% interest in UTH. The price UPC will have to pay equals NLG166,000 (approximately $83,000 as of August 6, 1998) plus an interest payment of 4.5% over the put price from January 1, 1998 until the exercise date. If NUON exercises the put option, UPC can exercise the secondary call option, requiring NUON to sell its remaining interest in UTH to UPC for the same price.

HITV

     In July 1998, UAP negotiated a memorandum of understanding with AmTec to exchange its 49.0% interest in HITV for AmTec stock valued at $12,000. Upon consummation of the agreement, the Company will become AmTec's largest shareholder with preferred stock that is convertible into approximately 9.6 million shares of AmTec's common stock. As AmTec's largest shareholder, the Company will have the right to nominate two members to AmTec's Board of Directors. In addition, the Company will receive co-investment rights with AmTec in China and an option to purchase additional AmTec common stock at a price of $3 per share to increase its stake in AmTec to 25.0% on a fully diluted basis. Closing on the transaction is expected to occur in early 1999, subject to certain conditions.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AUSTAR

     In July 1998, Austar acquired certain Australian pay television assets of East Coast Television Pty Limited ("ECT"), an affiliate of Century Communications Corp. ("Century"), for approximately $6,100 of the Company's newly-created Series B Convertible Preferred Stock ("Series B Preferred Stock"). ECT's subscription television business includes subscribers and certain MMDS licenses and transmission equipment serving the areas in and around Newcastle, Gossford, Wollongong and Tasmania.

     The Series B Preferred Stock is convertible into shares of UIH's Class A Common Stock at a conversion price of $21.25 per share. The Series B Preferred Stock accrues dividends at a rate of 6.5%, which are payable at the redemption date in 2008. The other terms of the Series B Preferred Stock are essentially identical to the Company's Series A Convertible Preferred Stock.

XYZ ENTERTAINMENT

     In September 1998, UAP acquired the Australian programming assets held by Century, consisting of Century's 25.0% interest in XYZ Entertainment, a programming company that owns and/or distributes five channels to the Australian multi-channel marketplace. Following the acquisition, UAP owns 50.0% of XYZ Entertainment. The purchase price consisted of $1,231 in cash and $23,400 of the Company's Series B Convertible Preferred Stock.

NEW AUSTAR BANK FACILITY

     In September 1998, Austar received a new bank underwriting commitment for an A$400,000 senior secured debt facility, of which the first A$170,000 is intended to refinance the Austar Bank Facility before the end of calendar 1998 and the remaining A$230,000 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. In the interim, Austar has received a supplemental amendment to the existing Austar Bank Facility which allows Austar to draw up to A$60,000 under the A$90,000 term loan facility for a maximum term of six months from the initial cash draw down at an increased interest rate of 2.25% above the professional market rate in Australia. All other terms and conditions of the Austar Bank Facility remain unchanged. As of October 15, 1998, Austar had drawn A$30,000 on the term loan facility.

TVSB

     On October 2, 1998, UIH LA increased its ownership interest in TVSB from 45.0% to 100%. The purchase price for the remaining interest was $11,500 in cash, of which 50.0% was paid at closing with the remainder due one year from the closing date.

UIH A/P NOTES

     On October 14,  1998,  UIH A/P  consummated  an Equity  Sale,  reducing the
interest   rate  on  the  1996  UIH  A/P  Notes  and  the  1997  UIH  A/P  Notes
(collectively, the "UIH A/P Notes") from 14.75% to 14.0% per annum.

VTRH

     On October 15, 1998, UIH LA secured the right to acquire the remaining ownership interest in VTRH from its current partners which would increase its ownership interest in VTRH to 100%. Under the agreement, UIH LA has the right to acquire its partners' interests in VTRH for $236,500, adjusted for any capital transactions at VTRH between October 15, 1998 and closing. Closing on the transaction is subject to UIH LA receiving sufficient financing at terms acceptable to UIH LA prior to April 13, 1999. UIH LA expects that such financing will be secured at the project level. If the transaction does not close, UIH LA's ownership interest in VTRH will be increased from its current 34.0% to either 38.0% or 40.0%, depending upon certain factors.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $156.2 million of unrestricted cash, cash equivalents and short-term investments on hand as of August 31, 1998. The Company believes that this cash balance, combined with internally generated cash flow, the sale of non-strategic assets and amounts available under the existing credit facilities of its subsidiaries, will provide it with sufficient capital to meet the existing growth plans of its subsidiaries and affiliates. If the Company completes the sale of non-strategic assets, it intends to use the proceeds from such sales to reduce debt and finance the growth of its existing operations. To the extent the Company pursues new acquisition or development opportunities, the Company would need to raise additional capital, either through issuances of its debt or equity securities or through operating company borrowings.

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

     The  Company's  ability  to repay  its  obligations  on the  1998  Notes at maturity in 2008 as well as any other obligations that become due before such time will be dependent on increasing its already positive operating cash flow from its European operations through the addition of new revenue-generating services and continuing to focus on subscriber growth at Austar to generate positive cash flow, as well as developing one or more additional sources of cash. The Company does not expect any operating company to pay dividends in the foreseeable future and accordingly does not expect any distributions to be made by any affiliates, many of whom are restricted due to existing loan agreements. The Company will continue to obtain controlling ownership of systems whose cash flows it will be able to access, subject to existing credit facility restrictions.

     Through August 31, 1998, the Company had funded its investments as follows:

EUROPE:
                                                                     Through
     Operating System                                            August 31, 1998
     ----------------                                            ---------------
                                                                 (In thousands)
     UPC...................................................        $264,947(1)
     Monor.................................................          27,682
     IPS...................................................          14,016
     Tara..................................................           7,601
                                                                   --------
                                                                   $314,246
                                                                   ========

     (1) Does not include the value of 3.17 million shares of UIH Class A Common Stock ($50.0 million) issued to Philips at the formation of UPC in July 1995 or the $79.0 million note payable to UIH.

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

ASIA/PACIFIC:
                                                                   Through
     Operating System                                          August 31, 1998
     ----------------                                          ---------------
                                                                (In thousands)
     Austar................................................    $392,706(1)(2)
     Saturn................................................      38,605(1)(3)
     Telefenua.............................................      16,738
     XYZ Entertainment.....................................      14,433
     PCC...................................................      12,878
     United Wireless.......................................       9,190
     HITV..................................................       6,073
                                                               --------
                                                               $490,623
                                                               ========

     (1) Does not include amounts contributed to Austar (approximately $11.0 million) and Saturn (approximately $2.9 million) by shareholders other than the Company, which amounts were contributed by such shareholders prior to the acquisition of their respective interests by the Company.
     (2) Includes A$110.0 million ($83.9 million converted using the exchange rate on each funding date) of amounts borrowed under the Austar Bank Facility and $28.8 million paid by the Company to increase its economic interest in Austar to approximately 100%. Does not include the $29.8 million of non-cash issuance of preferred stock by the Company to increase its economic interest in Austar to 90.0% in December 1995.
     (3) Does not include the $7.8 million of common stock exchanged for shares of UIH A/P to increase UIH A/P's interest in Saturn to 100% effective July 1996 or the $19.6 million invested by another shareholder for its 35.0% interest in Saturn in July 1997.

AUSTAR

     The Company expects the need for additional funding for Austar in the future. The amount of capital needed is dependent primarily upon three factors:
(i) the number of new subscribers added; (ii) the level of churn, that is, the level of existing subscribers who disconnect from Austar's service; and (iii) the mix of DTH satellite compared to MMDS installations. Substantially all fixed costs required to operate Austar's service have already been incurred. The average cost to install a subscriber includes variables such as equipment, marketing and sales costs, and installation fees. The average cost of a subscriber who disconnects is reduced by the recovery of certain equipment (principally converters), and is further reduced if a new subscriber is installed in a previously disconnected home. Austar plans to continue to expand and add subscribers; however, the timing of such expansion and the funds required for such expansion are largely variable. Based upon current plans and budgeted churn, Austar will require approximately $45.0 million to continue on its current expansion path for the period from September 1, 1998 to December 31, 1998 which will be funded substantially by the Austar Bank Facility, as amended.

Austar will also require approximately $110.0 million for similar expansion plans for 1999 which will be funded substantially by the New Austar Bank Facility (assuming that the Austar Bank Facility will be refinanced by the New Austar Bank Facility by the end of calendar year 1998). The remaining sources of funds for such expansion may include the raising of private or public equity, continued investment by the Company or the sale of non-strategic assets. UAP may or may not be successful in completing all or any of such financings. UAP believes, however, that committed financial support from UIH combined with, if necessary, reductions in UAP's planned capital expenditures, are sufficient to sustain its operations through at least mid-1999.

SATURN

     The Company anticipates the need for additional funding for Saturn in the future. Saturn's capital needs include capital for the completion of the network required by Saturn to offer cable television and telephony services and the capital required to install customers. Management currently estimates that UAP's portion of the total funding required for Saturn is approximately $37.0 million for the period from September 1, 1998 until Saturn has sufficient cash flows from operations to cover such needs, although there can be no assurances that further additional capital will not be required. The sources of funds for such expansion may include the raising of private or public equity, continued investment by UIH, the raising of equipment financing or the sale of non-strategic assets. In addition, UAP has commenced negotiations with potential lenders and expects to close on a project-level long-term loan facility of up to New Zealand $125.0 million ($62.5million) with funds available in the calendar fourth quarter 1998. UAP may or may not be successful in completing all or any of such financings. UAP believes, however, that committed financial support from UIH combined with, if necessary, reductions in UAP's planned capital expenditures, are sufficient to sustain its operations through at least mid-1999.

OTHER

     The Company expects that the aggregate future funding requirements for Telefenua, XYZ Entertainment, PCC, United Wireless and HITV are less than $5.0 million.

LATIN AMERICA:
                                                                    Through
     Operating System                                           August 31, 1998
     ----------------                                           ---------------
                                                                 (In thousands)
     VTRH................................................         $ 97,343
     Megapo..............................................           31,248
     MGM Networks LA.....................................           13,744
     Cable Star..........................................           12,547
     TVSB................................................           10,576
     Jundiai.............................................            6,797
     Tacna...............................................              927
                                                                  --------
                                                                  $173,182
                                                                  ========

     As of August 31, 1998, the Company had loaned $52.2 million to UIH LA to reduce the UIH LA Revolving Credit Facility by $25.0 million and for general corporate use. In May 1998, UIH LA acquired the remaining 50.0% ownership interest in United Family Communications LLC and subsequently contributed this interest to MGM Networks LA, UIH LA's 50/50 joint veture with a division of MGM. Under the formation agreements, UIH LA committed to fund MGM Networks LA up to $14.1 million or face punitive dilution. On October 2, 1998, UIH LA increased its ownership interest in TVSB from 45.0% to 100%. The purchase price for the remaining interest was $11.5 million in cash, of which 50.0% was paid at closing with the remainder due one year from the closing date. On October 15, 1998, UIH LA secured the right to acquire the remaining ownership interest in VTRH from its current partners which would increase its ownership interest in VTRH to 100%. Under the agreement, UIH LA has the right to acquire its partners' interests in VTRH for $236.5 million, adjusted for any capital transactions at VTRH between October 15, 1998 and closing. Closing on the transaction is subject to UIH LA receiving sufficient financing at terms acceptable to UIH LA prior to April 13, 1999. UIH LA expects that such financing will be secured at the project level. If the transaction does not close, UIH LA's ownership interest in VTRH will be increased from its current 34.0% to either 38.0% or 40.0%, depending upon certain factors.

    The Company expects that the aggregate future funding requirements for Megapo, Jundiai, Cable Star and Tacna will be less than $2.0 million over the next year. UIH LA plans to fund the majority of its remaining project requirements through proceeds from the sale of certain non-core assets, including its interest in Megapo; proceeds from new credit facilities; and/or proceeds from further investments by UIH or other financial or strategic partners.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED AUGUST 31, 1998

     The Company incurred a net loss during the six months ended August 31, 1998 of $216.8 million, which included non-cash items such as depreciation and amortization expense totaling $100.1 million, accretion of interest on the UIH and UIH A/P senior notes and amortization of deferred financing costs totaling $68.9 million and equity in net losses of affiliated companies of $26.9 million.

     Cash and cash equivalents decreased $181.8 million from $303.4 million as of February 28, 1998 to $121.6 million as of August 31, 1998. Principal sources of cash during the six months ended August 31, 1998 included $137.0 million of borrowings on subsidiary credit facilities, $10.2 million from the issuance of common stock, $4.4 million of cash contributed from minority interest partners, $2.0 million from the release of restricted cash and $1.3 million of repayments on notes receivable and other sources during the period.

     During the six months ended August 31, 1998, cash was used principally for payment on subsidiary credit facilities of $127.8 million, investments in the Company's affiliated companies totaling $103.6 million (including $88.0 million for UPC's purchase of the assets of Combivisie, additions to property, plant and equipment totaling $88.6 million, $9.5 million to fund operating activities, $3.9 million in decreases in construction payables, $1.9 million of deferred financing costs and $1.4 million for other investing and financing uses during the period.

FOR THE SIX MONTHS ENDED AUGUST 31, 1997

     The Company incurred a net loss during the six months ended August 31, 1997 of $160.1 million, which included non-cash items such as accretion of interest on the UIH and UIH A/P senior notes and amortization of deferred financing costs totaling $51.1 million, depreciation and amortization expense totaling $38.8 million and equity in net losses of affiliated companies of $37.6 million.

     Cash and cash equivalents decreased $4.8 million from $68.8 million as of February 28, 1997 to $64.0 million as of August 31, 1997. Principal sources of cash during this period included $110.0 million of borrowings under the UIH LA credit agreement, $39.3 million of borrowings under the Austar Bank Facility, $32.3 million of net proceeds from the net change in short-term investments, $5.3 million proceeds from the sale of property, plant and equipment, $4.6 million of repayments on notes receivable and $0.7 million from other sources.

     During the six months ended August 31, 1997 principal uses of cash included $47.1 million of purchases of property, plant and equipment, $34.9 million in payment of seller's notes, $28.2 million of payments on construction payables, $26.1 million of purchases of initial interests in operating systems in Argentina, the funding of operating activities of $24.3 million during the period, $13.8 million of investments in affiliated companies, $8.9 million of restricted cash deposited, $7.0 million of deferred financing costs and $6.7 million of other investing and financing uses.

CURRENCY FLUCTUATIONS

     In accordance with U.S. generally accepted accounting principles, the Company translates assets and liabilities from its foreign subsidiaries using the spot rate as of the balance sheet date. Due to the minimal change in the spot rates between December 31, 1997 and June 30, 1998 in the countries in which the Company operates, currency fluctuations have had an insignificant impact on the Company's business during 1998. The spot rates for the currencies used by the Company's significant consolidated subsidiaries are shown below per one U.S. dollar.

                                         June 30, 1998        December 31, 1997       June 30, 1997
                                         -------------        -----------------       -------------
       Europe:
         Netherland guilder............      2.0400                2.0200                1.9400

       UAP:
         Australian dollar.............      1.6145                1.5378                1.3266


RESULTS OF OPERATIONS

SERVICE AND OTHER REVENUE. The Company's service and other revenue increased $45.2 million and $90.2 million for the three and six months ended August 31, 1998 compared to the amounts for the corresponding periods in the prior year as follows:

                                                            For the Three Months Ended          For the Six Months Ended
                                                                    August 31,                         August 31,
                                                            --------------------------          ------------------------
                                                              1998              1997              1998            1997
                                                            --------          --------          --------        --------
                                                                                    (In thousands)
     Europe............................................      $47,481          $    --           $ 92,431         $    --
     Asia/Pacific......................................       20,570           16,219             41,178          30,711
     Latin America.....................................          455            7,058                930          13,648
                                                             -------          -------           --------         -------
         Total service and other revenue...............      $68,506          $23,277           $134,539         $44,359
                                                             =======          =======           ========         =======

     EUROPE
     ------

     UPC

         The Company began consolidating the results of UPC effective December 11, 1997. During the six months ended June 30, 1998 as compared to June 30, 1997, UPC's service and other revenue increased $5.5 million from $86.6 million to $92.1 million, a 6.4% increase. On a functional currency basis, UPC's service and other revenue increased NLG24.9 million from NLG163.2 million to NLG188.1 million, a 15.3% increase. A substantial portion of this increase was directly attributable to the acquisition of Combivisie effective January 1, 1998. The remaining increase in service and other revenue was comprised of subscriber growth and the tiering of services in Austria and subscriber growth in UPC's developing systems in France, the Slovak Republic and Romania. UPC's service and other revenue was negatively impacted by $7.6 million due to fluctuation in exchange rates between the six months ended June 30, 1998 and 1997.

     ASIA/PACIFIC
     ------------

     AUSTAR

         Service and other revenue for Austar increased $4.0 million, or 26.5%, from $15.1 million for the three months ended June 30, 1997 to $19.1 million for the three months ended June 30, 1998. Service and other revenue for Austar increased $9.8 million, or 34.4%, from $28.5 million for the six months ended June 30, 1997 to $38.3 million for the six months ended June 30, 1998. On a functional currency basis, Austar's service and other revenue increased A$22.4 million, from A$36.9 million for the six months ended June 30, 1997 to A$59.3 million for the six months ended June 30, 1998, a 60.7% increase. Austar's service and other revenue increased A$10.9 million, from A$19.6 million for the three months ended June 30, 1997 to A$30.5 million for three months ended June 30, 1998, a 55.6% increase. These increases were primarily due to subscriber growth (215,275 at June 30, 1998 compared to 149,495 at June 30, 1997) as Austar continues to roll-out its services. These increases were negatively impacted by $4.3 million due to fluctuation in exchange rates between the three months ended June 30, 1998 and 1997 and $7.5 million due to fluctuation in exchange rates between the six months ended June 30, 1998 and 1997.

     LATIN AMERICA
     -------------

         For the three and six months ended August 31, 1997, the Company consolidated the results of its operating system in Bahia Blanca,
     Argentina. In October 1997, the Company sold its Argentine assets; therefore, the service and other revenue from the Latin American region for the three and six months ended August 31, 1998 represents only Cable Star and Tacna.

MANAGEMENT FEE INCOME FROM RELATED PARTIES. Management fee income increased $1.6 million and $3.0 million during the three and six months ended August 31, 1998, respectively, compared to the amounts for the corresponding periods in the prior year, primarily as a result of consolidating UPC.

SYSTEM OPERATING EXPENSE. System operating expense increased $19.9 million and $36.2 million during the three and six months ended August 31, 1998, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                            For the Three Months Ended          For the Six Months Ended
                                                                    August 31,                         August 31,
                                                            --------------------------          ------------------------
                                                              1998              1997              1998            1997
                                                            --------          --------          --------        --------
                                                                                    (In thousands)
     Europe............................................      $16,749          $ 1,178            $32,391         $ 1,450
     Asia/Pacific......................................       18,086           11,087             30,722          21,064
     Latin America.....................................          214            2,842                947           5,382
                                                             -------          -------            -------         -------
         Total system operating expense................      $35,049          $15,107            $64,060         $27,896
                                                             =======          =======            =======         =======

     EUROPE
     ------

     UPC

         The Company began consolidating the results of UPC effective December 11, 1997. During the six months ended June 30, 1998 as compared to June 30, 1997, UPC's operating expense decreased $0.3 million, from $31.1 million to $30.8 million, a 1.0% decrease. On a functional currency basis, UPC's operating expense increased NLG4.2 million from NLG58.7 million to NLG62.9 million, a 7.2% increase. The most significant portion of this increase was attributable to the acquisition of Combivisie effective January 1, 1998, with the remaining increase comprised of direct costs related to subscriber growth and increased operating costs related to the introduction of UPC's Internet/data services. The amounts reported in U.S. dollars were positively impacted by $2.6 million due to fluctuation in exchange rates between the six months ended June 30, 1998 and 1997. As a percentage of service and other revenue, operating expense declined to 33.5% from 35.9% for the comparable six-month period in 1997 due primarily to the low operating costs in the Combivisie system. The Company expects operating costs as a percentage of service and other revenue to increase as new video, telephony and Internet/data services are introduced.

     ASIA/PACIFIC
     ------------

     AUSTAR

         Operating expense for Austar increased $5.5 million, or 55.0%, from $10.0 million for the three months ended June 30, 1997 to $15.5 million for the three months ended June 30, 1998. Operating expense for Austar increased $7.1 million, or 38.4%, from $18.5 million for the six months ended June 30, 1997 to $25.6 million for the six months ended June 30, 1998. On a functional currency basis, Austar's operating expense increased A$16.1 million, from A$23.9 million for the six months ended June 30, 1997 to A$40.0 million for the six months ended June 30, 1998, a 67.4% increase. Austar's operating expense increased A$11.7 million, from A$13.0 million for the three months ended June 30, 1997 to A$24.7 million for the three months ended June 30, 1998, a 90.0% increase. These increases were primarily due to an increase in satellite programming costs resulting from an increase in subscribers and from the May 1998 agreements with Foxtel Management Pty Limited and Optus Vision Pty Limited ("Optus") to obtain additional programming rights in connection with the receivership of Australis Media Limited ("Australis") as well as additional satellite platform costs associated with the May 1998 joint venture with Optus. The Company expects that the restructuring of programming costs for certain channels will result in somewhat higher costs in the next year for these channels which will be offset by lower costs in the long-term when compared to Austar's previous agreements with Australis. The remainder of the increase between periods was due to an increase in salaries and benefits related to the additional personnel necessary to support Austar's establishment of local and state offices in its markets and an increase in customer subscriber management expenses related to volume increases in telephone, billing and collection costs. These increases were positively impacted by $3.6 million due to fluctuation in exchange rates between the three months ended June 30, 1998 and 1997 and positively impacted by $5.3 million due to fluctuation in exchange rates between the six months ended June 30, 1998 and 1997.

        During the three months ended June 30, 1998, Austar incurred one-time charges of $1.4 million as a result of the receivership of Australis and the subsequent termination of various agreements and incurred additional programming expense of $2.0 million related to its new programming agreements and $0.7 million related to the operation of the joint venture with Optus.

         Austar expects operating expense as a percentage of service revenue to decline in future periods because a significant portion of Austar's distribution facilities and network costs, such as local and state office staffing levels, operating costs and wireless license costs, have already been incurred and are fixed in relation to changes in subscriber volumes. Other system operating expense, such as certain costs related to programming and subscriber management expense, will vary in direct proportion to the number of subscribers.

     LATIN AMERICA
     -------------

         For the three and six months ended August 31, 1997, the Company consolidated the results of its operating system in Bahia Blanca,
     Argentina. In October 1997, the Company sold its Argentine assets; therefore, the system operating expense from the Latin American region for the three and six months ended August 31, 1998 represents only Cable Star and Tacna.

     SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense increased $13.5 million and $26.7 million during the three and six months ended August 31, 1998, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                          For the Three Months Ended            For the Six Months Ended
                                                                    August 31,                         August 31,
                                                          --------------------------            ------------------------
                                                            1998              1997                1998            1997
                                                          --------          --------            --------        --------
                                                                                   (In thousands)
     Europe............................................    $15,888          $   981             $30,560          $ 1,201
     Asia/Pacific......................................     12,864           11,771              24,064           22,805
     Latin America.....................................        315            2,853                 990            4,917
                                                           -------          -------             -------          -------
         Total system selling, general and
           administrative expense......................    $29,067          $15,605             $55,614          $28,923
                                                           =======          =======             =======          =======

     EUROPE
     ------

     UPC

          The Company began consolidating the results of UPC effective December 11, 1997. During the six months ended June 30, 1998 compared to June 30, 1997, UPC's selling, general and administrative expense increased $1.1 million, from $28.3 million to $29.4 million, a 3.9% increase. On a functional currency basis, UPC's selling, general and administrative expense increased NLG6.7 million, from NLG53.4 million to NLG60.1 million, a 12.6% increase. A portion of this increase was attributable to the acquisition of Combivisie effective January 1, 1998, with the remaining increase comprised of additional selling, general and administrative expense related to the development of new businesses, including further development of Internet/data services and preparation for the launch of telephony in Austria and Norway. UPC's selling, general and administrative expense was positively impacted by $2.4 million due to fluctuation in exchange rates between the six months ended June 30, 1998 and 1997. As a percentage of service and other revenue, selling, general and administrative expense declined to 31.9% from 32.7% for the comparable six-month period in 1997, due primarily to the low selling, general and administrative expense in the Combivisie system. The Company expects selling, general and administrative expense as a percentage of service and other revenue to increase as new video, telephony and Internet/data services are introduced.

     LATIN AMERICA
     -------------

         For the three and six months ended August 31, 1997, the Company consolidated the results of its operating system in Bahia Blanca,
     Argentina. In October 1997, the Company sold its Argentine assets; therefore, the system selling, general and administrative expense from the Latin American region for the three and six months ended August 31, 1998 represents only Cable Star and Tacna.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $27.7 million and $61.4 million during the three and six months ended August 31, 1998, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                            For the Three Months Ended          For the Six Months Ended
                                                                    August 31,                         August 31,
                                                            --------------------------          ------------------------
                                                              1998              1997              1998            1997
                                                            ---------         --------          --------        --------
                                                                                    (In thousands)
     Europe............................................      $22,567          $   100          $ 47,286          $   119
     Asia/Pacific......................................       23,930           18,431            51,894           35,736
     Latin America.....................................          267              513               451            2,375
     Corporate.........................................          247              249               492              521
                                                             -------          -------          --------          -------
         Total depreciation and amortization expense...      $47,011          $19,293          $100,123          $38,751
                                                             =======          =======          ========          =======

     EUROPE
     ------

     UPC

          The Company began consolidating the results of UPC effective December 11, 1997. During the period ended June 30, 1998 as compared to June 30, 1997, UPC's depreciation and amortization expense increased $12.9 million, from $34.2 million to $47.1 million, a 37.7% increase. On a functional currency basis, UPC's depreciation and amortization expense increased NLG31.7 million, from NLG64.4 million to NLG96.1 million, a 49.2% increase. This increase was primarily due to the step up in basis associated with the acquisition of the remaining 50.0% interest in UPC in December 1997 as well as additional goodwill created by the transaction. Other factors increasing UPC's depreciation and amortization expense include the acquisition of Combivisie and capital expenditures to upgrade UPC's core systems and to continue construction on UPC's developing systems. UPC's depreciation and amortization expense was positively impacted by $3.9 million due to fluctuation in exchange rates between the six months ended June 30, 1998 and 1997.

     ASIA/PACIFIC
     ------------

     AUSTAR

         Depreciation and amortization expense from Austar increased $4.2 million, or 24.4%, from $17.2 million for the three months ended June 30, 1997 to $21.4 million for the three months ended June 30, 1998. Depreciation and amortization expense from Austar increased $14.5 million, or 43.0%, from $33.7 million for the six months ended June 30, 1997 to $48.2 million for the six months ended June 30, 1998. On a functional currency basis, Austar's depreciation expense increased A$30.0 million, from A$41.3 million for the six months ended June 30, 1997 to A$71.3 million for the six months ended June 30, 1998, a 72.6% increase. Austar's depreciation expense increased A$12.1 million, from A$20.3 million for the three months ended June 30, 1997 to A$32.4 million for three months ended June 30, 1998, a 59.6% increase. These increases were primarily due to the larger fixed asset base due to the significant deployment of operating assets to meet subscriber growth as well as an increase in depreciation expense related to subscriber disconnects. These increases were positively impacted by $4.4 million due to fluctuation in the exchange rates between the three months ended June 30, 1998 and 1997 and positively impacted by $8.7 million due to fluctuation in exchange rates between the six months ended June 30, 1998 and 1997.

     LATIN AMERICA
     -------------

         For the three and six months ended August 31, 1997, the Company consolidated the results of its operating system in Bahia Blanca,
     Argentina. In October 1997, the Company sold its Argentine assets; therefore, the depreciation and amortization expense from the Latin American region for the three and six months ended August 31, 1998 represents only Cable Star and Tacna.

INTEREST EXPENSE. Interest expense increased $16.3 million and $37.5 million during the three and six months ended August 31, 1998, respectively, compared to the amounts for the corresponding periods in the prior year. These increases were primarily due to the greater accretion of interest on the $1,375.0 million aggregate principal amount of the 1998 Notes compared to the Old Notes and the new $45.4 million aggregate principal amount of the UIH A/P 1997 Notes as well as continued accretion on the $447.4 million aggregate principal amount of the UIH A/P 1996 Notes.

EQUITY IN LOSSES OF AFFILIATED COMPANIES, NET. The Company recognized net equity in losses of affiliated companies of $14.0 million and $26.6 million for the three and six months ended August 31, 1998 compared to $18.2 million and $37.5 million for the same period in the prior year as follows:

                                                 For the  Three Months Ended                 For the Three Months Ended
                                                       August 31, 1998                             August 31, 1997
                                             ------------------------------------        -----------------------------------
                                              Company              Equity in              Company              Equity in
                                             Ownership        Income (Losses) of         Ownership        Income (Losses) of
                                             Interest        Affiliated Companies        Interest       Affiliated Companies
                                             ---------       --------------------        ---------      --------------------
EUROPE                                                                       (In thousands)
  UII.....................................      50.0%             $    622                    --               $     --
  Kabelkom................................      50.0%               (2,358)                   --                     --
  A2000...................................      50.0%               (6,499)                   --                     --
  Monor ..................................      48.6%                 (685)                 48.6%                (1,063)
  IPS.....................................      33.5%                 (145)                 33.5%                  (791)
  Other, net..............................     various                (175)                   --                     --
  UPC(1)..................................     100.0%                   --                  50.0%               (11,344)

ASIA/PACIFIC(2)
  HITV....................................      49.0%                 (161)                 49.0%                    (1)
  XYZ Entertainment.......................      25.0%                  955                  25.0%                (1,077)
  PCC.....................................      19.6%                   52                  40.0%                     4

LATIN AMERICA
  MGM Networks LA.........................      50.0%               (3,394)                 50.0%                (1,206)
  Megapo..................................      49.0%                  (31)                 49.0%                  (340)
  Jundiai.................................      46.3%                   87                  46.3%                     3
  TVSB....................................      45.0%                 (284)                 40.0%                  (138)
  VTRH....................................      34.0%               (1,995)                 34.0%                (1,209)
  Argentina systems.......................        --                    --                 various               (1,063)
                                                                  --------                                     --------
     Total equity in losses of affiliated
       companies, net.....................                        $(14,011)                                    $(18,225)
                                                                  ========                                     ========

                                                 For the  Six  Months Ended                   For the Six Months Ended
                                                       August 31, 1998                             August 31, 1997
                                             ------------------------------------        -----------------------------------
                                              Company              Equity in              Company              Equity in
                                             Ownership        Income (Losses) of         Ownership        Income (Losses) of
                                             Interest        Affiliated Companies        Interest       Affiliated Companies
                                             ---------       --------------------        ---------      --------------------
EUROPE                                                                       (In thousands)
  UII.....................................      50.0%           $      422                    --               $     --
  Kabelkom................................      50.0%               (2,802)                   --                     --
  A2000...................................      50.0%              (11,358)                   --                     --
  Monor ..................................      48.6%                 (949)                 48.6%                (2,372)
  IPS.....................................      33.5%                 (184)                 33.5%                (1,684)
  Other, net..............................     various                (496)                   --                     --
  UPC(1)..................................     100.0%                   --                  50.0%               (25,164)

ASIA/PACIFIC(2)
  HITV....................................      49.0%                 (322)                 49.0%                    (3)
  XYZ Entertainment.......................      25.0%                  470                  25.0%                (1,443)
  PCC.....................................      19.6%                 (339)                 40.0%                   (52)

LATIN AMERICA
  MGM Networks LA.........................      50.0%               (7,239)                 50.0%                (1,640)
  Megapo..................................      49.0%                   39                  49.0%                  (194)
  Jundiai.................................      46.3%                  165                  46.3%                   109
  TVSB....................................      45.0%                   (8)                 40.0%                  (269)
  VTRH....................................      34.0%               (3,965)                 34.0%                (3,767)
  Argentina systems.......................        --                    --                 various               (1,063)
                                                                  --------                                     --------
     Total equity in losses of affiliated
       companies, net.....................                        $(26,566)                                    $(37,542)
                                                                  ========                                     ========

     (1) The Company began consolidating UPC's balance sheet and statement of operations effective December 11, 1997.

     (2) In May 1997, UIH exchanged a 2.0% interest in UAP for the remaining 2.6% interest in UIH A/P. As a result of this transaction, UAP became a 98.0%-owned subsidiary of the Company. The ownership percentages presented for August 31, 1998 for all Asia/Pacific companies reflect UAP's ownership in each operating company.

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

YEAR 2000 CONVERSION

     The Company's multi-channel television, programming and telephony operations are heavily dependent upon computer systems and other technological devices with imbedded chips. Such computer systems and other technological devices may not be capable of accurately recognizing dates beginning on January 1, 2000. This problem could cause miscalculations, resulting in UIH's multi-channel television and telephony systems or programming services malfunctioning or failing to operate.

YEAR 2000 PROGRAM. In response to possible Year 2000 problems, the Board of Directors of UIH established a Task Force to assess the impact that potential Year 2000 problems may have on company-wide operations and to implement necessary changes to address such problems. The Task Force reports directly to the UIH Board. In creating a program to minimize Year 2000 problems, the Task Force identified certain critical operations of the business of UIH. These critical operations are service delivery systems, field and headend devices, customer service and billing systems, and corporate management and administrative operations (e.g., cash flow, accounts payable and accounts receivable, payroll and building operations).

     The Task Force has established a three-phase program to address potential Year 2000 problems:

     (a) Identification Phase: identify and evaluate computer systems and other devices (e.g. headend devices, switches and set top boxes) on a system by system basis for Year 2000 compliance.

     (b) Implementation Phase: establish a database and evaluate the information obtained in the Identification Phase, determine priorities, implement corrective procedures, define costs and ensure adequate funding.

     (c) Testing Phase: test the corrective procedures to verify that all material compliance problems will operate on and after January 1, 2000, and develop, as necessary, contingency plans for material operations.

     At August 31, 1998, 78.0% of the operating systems within UIH had completed the Identification Phase and the Task Force is working on the Implementation Phase for these systems. The Task Force has researched almost 50.0% of the items identified during the Identification phase as to Year 2000 compliance. Of the items researched, 83.0% are either compliant or can be easily remediated without significant cost to UIH. Currently, the Task Force expects to complete its research on substantially all of the items identified during first quarter 1999. In addition, the Task Force is supervising the Testing Phase of the computer systems for UIH corporate operations. Based on current data to date, the computer systems for all corporate operations are expected to be in compliance with Year 2000 by mid-1999 and should not require material remediation or replacement.

     The Task Force has targeted mid-1999 for commencement of the Testing Phase. At this time UIH anticipates that all material aspects of the program will be completed before January 1, 2000. Currently, UIH is managing the program with its internal Task Force. During the Implementation Phase, the Task Force will also be evaluating the need for external resources to complete the Implementation Phase and implement the Testing Phase.

     In addition to its program, UIH is a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted UIH in developing its Year 2000 program. Part of the agenda of the working group is to develop text procedures and contingency plans for critical components of operating systems for the benefit of all its members.

THIRD PARTY DEPENDENCIES. UIH believes its largest Year 2000 risk is its dependency upon third-party products. Two significant areas on which UIH systems depend upon third-party products are programming and telephony interconnects. UIH does not have the ability to control such parties in their assessment and remediation procedures for potential Year 2000 problems. Should these parties not be prepared for Year 2000, their systems may fail and UIH would not be able to provide its services to its customers. UIH is in the process of communicating with these parties on the status of their Year 2000 compliance programs in an effort to prevent any possible interruptions or failures. To date, responses to such communications have been limited and the responses received state only that the party is working on Year 2000 issues and does not have a definitive position at this time. As a result, UIH is unable to assess the risk posed by its dependence upon such third parties' systems. UIH is considering certain limited contingency plans, including preparing back-up programming and stand-by power generators. Such contingency plans may not, however, resolve the problem in a satisfactory manner. With respect to other third-party systems, each UIH operating system is responsible for inquiring of their vendors and other entities with which they do business (e.g., utility companies, financial institutions and facility owners) as to such entities' Year 2000 compliance programs.

     UIH is working closely with the manufacturers of its headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in the UIH operating systems are not date sensitive. Where such equipment needs to be upgraded for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but such process is not wholly within the control of UIH or its systems. With respect to billing and customer care systems, UIH uses standard billing and customer care programs from several vendors. The Task Force is working with such vendors to achieve Year 2000 compliance for all systems in UIH.

MINORITY-HELD SYSTEMS. UIH has several minority investments in international multi-channel television and telephony operations. With respect to these minority investments, the Task Force is including their systems in the program. Of these investments, 89.0% have completed their Identification Phase of the program and the Task Force is in the process of making recommendations to these entities as to Year 2000 compliance matters. No assurance can be given, however, that these entities will implement the recommendations or otherwise be Year 2000 compliant. On an overall basis, the Task Force continues to analyze the Year 2000 program and will revise the program as necessary throughout 1998 and 1999, including procedures it undertakes with respect to third parties to ensure their Year 2000 compliance.

COSTS OF COMPLIANCE. The Task Force has not yet determined the full cost of its Year 2000 program and its related impact on the financial condition of UIH. In the course of its business, UIH has made substantial capital adjustments over the past few years in improving its systems, primarily for reasons other than Year 2000. Because these upgrades also resulted in Year 2000 compliance, replacement and remediation costs have been low. The Task Force has identified certain replacement and remediation costs currently estimated at $1.4 million. Although no assurance can be made, UIH believes that the known Year 2000 compliance issues can be remedied without a material financial impact on UIH. No assurance can be made, however, as to the total cost for the Year 2000 program until all of the data has been gathered. In addition, UIH can not predict the financial impact on the Company if Year 2000 problems are caused by third parties upon which its systems are dependent or experienced by entities in which it holds investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on the operations and financial condition of UIH.

EUROPEAN ECONOMIC AND MONETARY UNION

     On January 1, 1999, eleven of the fifteen member countries of the European Union ("Participating Countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies ("Legacy Currencies") and the euro. The Participating Countries have agreed to adopt the euro as their common legal currency on that day. The euro will then trade on currency exchanges and be available for non-cash transactions. The Legacy Currencies are scheduled to remain legal tender in the Participating Countries as denominations of the euro between January 1, 1999 and January 1, 2002 (the "Transition Period"). During the Transition Period, public and private parties may pay for goods and services using either the euro or the Participating Countries' Legacy Currency on a "no compulsion, no prohibition" basis.

     The recently launched Internet business (Goldmine) was developed from the very beginning as a European business with a transparent price setting for all countries concerned. The European telecom business is both regulated and well controlled by the European government. The effect of the euro will probably be very limited.

     As the banks will convert currency throughout the Transition Period, the information technology risk will be limited in the first stage. During the Transition Period all operating companies' billing systems will include the amounts in euro in addition to the total and details in the countries' Legacy Currency. All of the Company's European accounting systems are multi-currency ready.

     UPC intends to use the euro as its reporting currency as soon as practicable.

                                    PART TWO

                           ITEM 5 - OTHER INFORMATION

     The operating data set forth below reflects the aggregate statistics of the operating systems in which the Company has an ownership interest.


                                                                        As of June 30, 1998
                                 ---------------------------------------------------------------------------------------------------
                                                                                                   UIH           UIH         UIH
                                  Homes in                                           UIH        Equity in     Equity in   Equity in
                                  Service      Homes       Basic        Basic      Paid-in      Homes in        Homes       Basic
                                   Area        Passed   Subscribers  Penetration   Ownership   Service Area     Passed   Subscribers
                                 ---------     ------   -----------  ------------  ---------   ------------  ----------- -----------
EUROPE
------
MULTI-CHANNEL TV:
  Netherlands (A2000)..........    575,000    567,560     518,711       91.4%         50.0%        287,500     283,780      259,356
  Austria......................  1,067,983    895,553     440,128       49.1%         95.0%      1,014,584     850,775      418,122
  Hungary (Telekabel
    Hungary)...................    778,500    470,804     406,475       86.3%         79.3%        617,351     373,348      322,335
  Israel.......................    600,000    564,251     392,204       69.5%         23.3%        139,800     131,470       91,384
  Norway.......................    529,924    461,087     320,597       69.5%        100.0%        529,924     461,087      320,597
  Netherlands (CNBH)...........    248,421    240,969     231,125       95.9%        100.0%        248,421     240,969      231,125
  Ireland (PHL)................    380,000    374,217     141,067       37.7%         20.0%         76,000      74,843       28,213
  Belgium......................    133,000    133,000     127,736       96.0%        100.0%        133,000     133,000      127,736
  Malta........................    179,000    159,537      65,608       41.1%         25.0%         44,750      39,884       16,402
  Romania......................    176,000     95,654      59,201       61.9%      51.0-100.0%     156,260      80,794       48,956
  Czech Republic...............    271,100    147,187      52,150       35.4%        100.0%        271,100     147,187       52,150
  Hungary (Monor Telefon)(3)...     85,000     62,775      28,310       45.1%         46.3%         39,355      29,065       13,108
  France.......................     86,000     47,494      18,118       38.1%         99.6%         85,656      47,304       18,046
  Slovak Republic..............     67,959     22,647      15,175       67.0%      75.0-100.0%      62,499      18,478       12,036
                                ----------  ---------   ---------                                ---------   ---------    ---------
           Total...............  5,177,887  4,242,735   2,816,605                                3,706,200   2,911,984    1,959,566
                                ----------  ---------   ---------                                ---------   ---------    ---------
TELEPHONY(5):
  Hungary (Monor
    Telefon)(3)(6).............     85,000     84,037      65,547       78.0%         46.3%         39,355      38,909       30,348
  Netherlands (A2000)..........    575,000    291,490       9,094        3.1%         50.0%        287,500     145,745        4,547
                                ----------  ---------   ---------                                ---------   ---------    ---------
           Total...............    660,000    375,527      74,641                                  326,855     184,654       34,895
                                ----------  ---------   ---------                                ---------   ---------    ---------
PROGRAMMING:
  Spain/Portugal (IPS).........        N/A        N/A     570,000         N/A         33.5%            N/A         N/A      190,950
  Ireland (Tara)...............        N/A        N/A     456,021         N/A         75.0%            N/A         N/A      342,016
                                ----------  ---------   ---------                                ---------   ---------    ---------
           Total...............        N/A        N/A   1,026,021                                      N/A         N/A      532,966
                                ----------  ---------   ---------                                ---------   ---------    ---------
ASIA/PACIFIC (UAP)
------------------
MULTI-CHANNEL TV:
  Australia (Austar)...........  1,635,000  1,632,691     215,275       13.2%         98.0%      1,602,300   1,600,037      210,970
  Philippines..................    600,000    353,090     153,616       43.5%         19.2%        115,200      67,793       29,494
  Tahiti ......................     31,000     20,128       6,125       30.4%         88.2%         27,342      17,753        5,402
  New Zealand..................    141,000     36,613       3,635        9.9%         63.7%         89,817      23,322        2,315
                                ----------  ---------   ---------                                ---------   ---------    ---------
           Total...............  2,407,000  2,042,522     378,651                                1,834,659   1,708,905      248,181
                                ----------  ---------   ---------                                ---------   ---------    ---------
TELEPHONY(5):
  New Zealand..................    141,000      7,709       1,023       13.3%         63.7%         89,817       4,911          652
                                ----------  ---------   ---------                                ---------   ---------    ---------
PROGRAMMING:
  Australia (XYZ
    Entertainment).............        N/A        N/A     543,564         N/A         24.5%            N/A         N/A      133,173
                                ----------  ---------   ---------                                ---------   ---------    ---------
OTHER:
  Australia (United Wireless)
    Wireless Data..............        N/A        N/A         N/A         N/A         98.0%            N/A         N/A          N/A
  China
    Microwave Relay(4).........        N/A        N/A         N/A         N/A         48.0%            N/A         N/A          N/A
                                ----------  ---------   ---------                                ---------   ---------    ---------
           Total...............        N/A        N/A         N/A                                      N/A         N/A          N/A
                                ----------  ---------   ---------                                ---------   ---------    ---------

                                                                        As of June 30, 1998
                                 ---------------------------------------------------------------------------------------------------
                                                                                                   UIH           UIH         UIH
                                  Homes in                                           UIH        Equity in     Equity in   Equity in
                                  Service      Homes       Basic        Basic      Paid-in      Homes in        Homes       Basic
                                   Area        Passed   Subscribers  Penetration   Ownership   Service Area     Passed   Subscribers
                                 ---------     ------   -----------  ------------  ---------   ------------  ----------- -----------
LATIN AMERICA (UIH LA)
----------------------
MULTI-CHANNEL TV:
  Chile........................  2,321,000  1,556,971     380,716       24.5%         34.0%        789,140     529,370      129,443
  Mexico.......................    341,600    176,285      55,221       31.3%         49.0%        167,384      86,380       27,058
  Brazil (Jundiai).............     70,000     67,488      20,342       30.1%         46.3%         32,410      31,247        9,418
  Brazil (TVSB)................    387,000    387,000      12,649        3.3%         45.0%        174,150     174,150        5,692
  Peru.........................    140,000     46,936       8,647       18.4%      99.2-100.0%     139,120      46,642        8,595
                                ----------  ---------   ---------                                ---------   ---------    ---------
           Total...............  3,259,600  2,234,680     477,575                                1,302,204     867,789      180,206
                                ----------  ---------   ---------                                ---------   ---------    ---------
TELEPHONY(5):
  Chile(6).....................  2,321,000     60,000       7,884       13.1%         34.0%        789,140      20,400        2,681
                                ----------  ---------   ---------                                ---------   ---------    ---------
PROGRAMMING:
  Latin American...............        N/A        N/A   2,794,800         N/A         50.0%            N/A         N/A    1,397,400
                                ----------  ---------   ---------                                ---------   ---------    ---------
TOTAL UIH:
  MULTI-CHANNEL TV............. 10,844,487  8,519,937   3,672,831                                6,843,063   5,488,678    2,387,953
                                ==========  =========   =========                                =========   =========    =========

  TELEPHONY....................  3,122,000    443,236      83,548                                1,205,812     209,965       38,228
                                ==========  =========   =========                                =========   =========    =========

  PROGRAMMING..................        N/A        N/A   4,364,385                                      N/A         N/A    2,063,539
                                ==========  =========   =========                                =========   =========    =========

                                        As of and for the Six Months Ended
                                     ----------------------------------------
                                          June 30, 1998 (In thousands)(1)
                                     ----------------------------------------
                                                  Net                   Long-
                                                Income     Adjusted     Term
                                     Revenue    (Loss)     EBITDA(2)    Debt
                                     -------   ---------   ---------    -----
EUROPE
------
MULTI-CHANNEL TV:
  Netherlands (A2000)..........      $29,211   $ (9,757)   $ 7,539    $234,931
  Austria......................       42,810      2,648     21,067          --
  Hungary (Telekabel
    Hungary)...................       18,027        643      4,600          --
  Israel.......................       65,968      6,753     32,878     250,000
  Norway ......................       22,463    (16,397)     8,303          --
  Netherlands (CNBH)...........       13,186        385      8,574     104,846
  Ireland (PHL)................       18,974        185      7,383      52,659
  Belgium......................        8,913     (3,426)     3,146          --
  Malta........................        7,085        713      3,090      20,382
  Romania......................          696        110        364          --
  Czech Republic...............        2,131     (1,908)      (735)         --
  Hungary (Monor Telefon)(3)...        8,626     (1,696)     5,330      49,684
  France.......................        1,528     (2,211)      (902)         --
  Slovak Republic..............          378       (432)      (223)         --
TELEPHONY(5):
  Hungary (Monor
    Telefon)(3)(6).............
  Netherlands (A2000)..........
PROGRAMMING:
  Spain/Portugal (IPS).........        7,646       (535)     1,294          --
  Ireland (Tara)...............          290     (2,577)    (2,402)         --

                                        As of and for the Six Months Ended
                                     ----------------------------------------
                                          June 30, 1998 (In thousands)(1)
                                     ----------------------------------------
                                                  Net                   Long-
                                                Income     Adjusted     Term
                                     Revenue    (Loss)     EBITDA(2)    Debt
                                     -------   ---------   ---------    -----
ASIA/PACIFIC (UAP)
------------------
MULTI-CHANNEL TV:
  Australia (Austar)...........      $36,711   $(56,193)   $(5,847)   $ 69,265
  Philippines..................        6,098       (280)     1,611          --
  Tahiti.......................        2,259     (1,253)       129         816
  New Zealand..................          377     (3,484)    (3,879)      5,325
TELEPHONY(5):
  New Zealand..................
PROGRAMMING:
  Australia (XYZ
    Entertainment).............        5,911      2,653      4,847          --
OTHER:
  Australia (United Wireless)
    Wireless Data..............          148     (1,314)      (983)         --
  China
    Microwave Relay(4).........           --       (398)      (366)      3,638

LATIN AMERICA (UIH LA)
----------------------
MULTI-CHANNEL TV:
  Chile........................       56,657    (10,613)    15,514     119,225
  Mexico.......................        5,965      1,655      2,036         172
  Brazil (Jundiai).............        4,706        432      1,349          39
  Brazil (TVSB)................        2,849     (1,131)      (197)         --
  Peru.........................          930       (980)      (449)         --
TELEPHONY(5):
  Chile(6).....................
PROGRAMMING:
  Latin American...............        1,397    (8,436)     (8,338)         --

                                                                        As of March 31, 1998
                                 ---------------------------------------------------------------------------------------------------
                                                                                                   UIH           UIH         UIH
                                  Homes in                                           UIH        Equity in     Equity in   Equity in
                                  Service      Homes       Basic        Basic      Paid-in      Homes in        Homes       Basic
                                   Area        Passed   Subscribers  Penetration   Ownership   Service Area     Passed   Subscribers
                                 ---------     ------   -----------  ------------  ---------   ------------  ----------- -----------
EUROPE
------
CABLE:
  Netherlands (A2000)..........    566,782    566,782      519,548      91.7%         50.0%        283,391      283,391     259,774
  Austria......................  1,065,327    893,301      439,100      49.2%         95.0%      1,012,061      848,636     417,145
  Hungary (Kabelkom)...........    300,000    300,000      266,311      88.8%         50.0%        150,000      150,000     133,155
  Norway.......................    529,924    460,242      317,947      69.1%        100.0%        529,924      460,242     317,947
  Israel.......................    360,000    354,308      244,697      69.1%         23.3%         83,880       82,554      57,014
  Netherlands (CNBH)...........    246,853    239,448      229,740      95.9%        100.0%        246,853      239,448     229,740
  Ireland (PHL)................    380,000    371,529      138,626      37.3%         20.0%         76,000       74,306      27,725
  Belgium......................    133,000    133,000      127,366      95.8%        100.0%        133,000      133,000     127,366
  Malta........................    179,000    155,493       61,153      39.3%         25.0%         44,750       38,873      15,288
  Romania......................    150,000     69,654       40,006      57.4%      90.0-100.0%     143,000       67,534      39,253
  Czech Republic...............    271,100    146,448       52,140      35.6%        100.0%        271,100      146,448      52,140
  Hungary (Monor Telefon)(3)...     85,000     60,534       27,120      44.8%         46.3%         39,355       28,027      12,557
  France.......................     86,000     35,212       14,829      42.1%         99.6%         85,656       35,071      14,770
  Slovak Republic..............     67,959     22,603       16,309      72.2%      75.0-100.0%      62,499       18,438      12,929
                                ----------  ---------    ---------                               ---------    ---------   ---------
           Total...............  4,420,945  3,808,554    2,494,892                               3,161,469    2,605,968   1,716,803
                                ----------  ---------    ---------                               ---------    ---------   ---------

                                                                        As of March 31, 1998
                                 ---------------------------------------------------------------------------------------------------
                                                                                                   UIH           UIH         UIH
                                  Homes in                                           UIH        Equity in     Equity in   Equity in
                                  Service      Homes       Basic        Basic      Paid-in      Homes in        Homes       Basic
                                   Area        Passed   Subscribers  Penetration   Ownership   Service Area     Passed   Subscribers
                                 ---------     ------   -----------  ------------  ---------   ------------  ----------- -----------
TELEPHONY(5):
  Hungary(Monor Telefon)(3)
   (6).........................     85,000     84,037       63,914      76.1%         46.3%         39,355       38,909      29,592
  Netherlands(A2000)...........    566,782    165,272        5,519       3.3%         50.0%        283,391       82,636       2,760
                                ----------  ---------    ---------                               ---------    ---------   ---------
         Total.................    651,782    249,309       69,433                                 322,746      121,545      32,352
                                ----------  ---------    ---------                               ---------    ---------   ---------
PROGRAMMING:
  Spain/Portugal (IPS)
    Programming................        N/A        N/A      539,000        N/A         33.5%            N/A          N/A     180,565
  Ireland (Tara)...............        N/A        N/A      414,749        N/A         75.0%            N/A          N/A     311,062
                                ----------  ---------    ---------                               ---------    ---------   ---------
           Total...............        N/A        N/A      953,749                                     N/A          N/A     491,627
                                ----------  ---------    ---------                               ---------    ---------   ---------
ASIA/PACIFIC (UAP)
------------------
MULTI-CHANNEL TV:
  Australia (Austar)...........  1,635,000  1,589,000      199,955      12.6%         98.0%      1,602,300    1,557,220     195,956
  Philippines..................    600,000    175,414       65,953      37.6%         39.2%        235,200       68,762      25,854
  Tahiti.......................     31,000     20,128        6,104      30.3%         88.2%         27,342       17,753       5,384
  New Zealand..................    141,000     23,780        3,245      13.6%         63.7%         89,817       15,148       2,067
                                ----------  ---------    ---------                               ---------    ---------   ---------
           Total...............  2,407,000  1,808,322      275,257                               1,954,659    1,658,883     229,261
                                ----------  ---------    ---------                               ---------    ---------   ---------
PROGRAMMING:
  Australia (XYZ
   Entertainment)..............        N/A        N/A      577,476        N/A         24.5%            N/A          N/A     141,482
                                ----------  ---------    ---------                               ---------    ---------   ---------
OTHER:
  Australia (United Wireless)
    Wireless Data..............        N/A        N/A          N/A        N/A         98.0%            N/A          N/A         N/A
  China
    Microwave Relay(4).........        N/A        N/A          N/A        N/A         48.0%            N/A          N/A         N/A
                                ----------  ---------    ---------                               ---------    ---------   ---------
           Total...............        N/A        N/A          N/A                                     N/A          N/A         N/A
                                ----------  ---------    ---------                               ---------    ---------   ---------
LATIN AMERICA (UIH LA)
----------------------
MULTI-CHANNEL TV:
  Chile........................  2,321,000  1,478,851      366,345      24.8%         34.0%        789,140      502,809     124,557
  Mexico.......................    341,600    176,125       53,439      30.3%         49.0%        167,384       86,301      26,185
  Brazil (Jundiai).............     70,000     66,590       20,959      31.5%         46.3%         32,410       30,831       9,704
  Brazil (TVSB)................    387,000    387,000       12,593       3.3%         45.0%        174,150      174,150       5,667
  Peru.........................    140,000     42,747        6,706      15.7%      99.2-100.0%     139,120       42,462       6,665
                                ---------- ----------    ---------                               ---------    ---------   ---------
       Total...................  3,259,600  2,151,313      460,042                               1,302,204      836,553     172,778
                                ----------  ---------    ---------                               ---------    ---------   ---------
TELEPHONY(5):
  Chile(6).....................  2,321,000     16,676        5,336      32.0%         34.0%        789,140        5,670       1,814
                                ----------  ---------    ---------                               ---------    ---------   ---------
PROGRAMMING:
  Latin American...............        N/A        N/A    1,810,000        N/A         50.0%            N/A          N/A     905,000
                                ----------  ---------    ---------                               ---------    ---------   ---------
TOTAL UIH:
MULTI-CHANNEL TV............... 10,087,545  7,768,189    3,230,191                               6,418,332    5,101,404   2,118,842
                                ==========  =========    =========                               =========    =========   =========

TELEPHONY......................  2,972,782    265,985       74,769                               1,111,886      127,215      34,166
                                ==========  =========    =========                               =========    =========   =========

PROGRAMMING....................        N/A        N/A    3,341,225                                     N/A          N/A   1,538,109
                                ==========  =========    =========                               =========    =========   =========

                                       As of and for the Three Months Ended
                                     ----------------------------------------
                                         March 31, 1998 (In thousands)(1)
                                     ----------------------------------------
                                                  Net                   Long-
                                                Income     Adjusted     Term
                                     Revenue    (Loss)     EBITDA(2)    Debt
                                     -------   ---------   ---------    -----
EUROPE
------
CABLE:
  Netherlands (A2000)..........       $14,433   $(6,782)   $ 3,768    $     --
  Austria......................        21,203     1,600     11,187          --
  Hungary (Kabelkom)...........         7,362       239      2,263          --
  Norway.......................        10,993    (7,156)     4,395          --
  Israel.......................        24,631     4,077     13,769       1,999
  Netherlands (CNBH)...........         6,513       323      4,291     103,857
  Ireland (PHL)................         9,625       401      3,989      52,663
  Belgium......................         4,484    (1,890)     1,338          --
  Malta........................         3,427       326      1,534      20,382
  Romania......................           322        65        180          --
  Czech Republic...............         1,017      (578)      (467)         --
  Hungary (Monor Telefon)(3)...         4,222      (464)     2,577      48,728
  France.......................           643      (982)      (402)         --
  Slovak Republic..............           195      (150)      (117)         --
TELEPHONY(5):
  Hungary(Monor Telefon)(3)
   (6).........................
  Netherlands(A2000)...........
PROGRAMMING:
  Spain/Portugal (IPS)
    Programming................         3,707      (205)       746          --
  Ireland (Tara)...............           103    (1,392)    (1,330)         --

ASIA/PACIFIC (UAP)
------------------
MULTI-CHANNEL TV:
  Australia (Austar)...........        17,833   (26,193)       320      69,799
  Philippines..................         1,472      (797)       278          --
  Tahiti.......................         1,137      (598)       116         841
  New Zealand..................           138    (1,538)    (1,665)      3,587
PROGRAMMING:
  Australia (XYZ
   Entertainment)..............         3,866    (1,236)       190          --
OTHER:
  Australia (United Wireless)
    Wireless Data..............           109      (620)      (483)         --
  China
    Microwave Relay(4).........            --      (200)      (203)      3,637

LATIN AMERICA (UIH LA)
----------------------
MULTI-CHANNEL TV:
  Chile........................       $28,139   $(5,268)    $7,890    $127,621
  Mexico.......................         3,074       991      1,133         158
  Brazil (Jundiai).............         2,355       207        819          58
  Brazil (TVSB)................         1,381      (564)       (47)         --
  Peru.........................           475      (232)       (35)         --
TELEPHONY(5):
  Chile(6).....................
PROGRAMMING:
  Latin American...............           588    (3,862)    (3,810)         --

(1) The financial information presented above has been taken from unaudited financial information of the respective operating companies that were providing service as of June 30, 1998. Certain information presented above has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles. In addition, certain amounts have been converted to U.S. dollars using the June 30, 1998 exchange rates for the convenience translation. Operating systems in the following countries reported to the Company in U.S. dollars: Ireland (Tara only), Hungary, Spain/Portugal, Brazil, Mexico, Chile, Peru and Tahiti. Therefore, the financial information presented above for these countries was not affected by the convenience translation.
(2) Adjusted EBITDA represents net income (loss), as determined using generally accepted accounting principles which may differ from those used in the United States, plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principles measure of performance or liquidity as an indicator of an entity's operating performance.
(3) The subscriber information presented is for the operating company Monor Telefon, and the financial information presented is for its parent company Monor. The Company owns a 48.6% interest in Monor, which holds an 95.27% interest in the operating company Monor Telefon.
(4) UAP has a 49% interest in HITV, a joint venture that owns a microwave relay system in the Hunan Province that transmits two provincial channels to approximately 255,000 cable television homes in the region.
(5)  Financial information for telephony is included in cable information above.
(6) For VTRH and Monor, the number of access lines are presented rather than the number of telephony subscribers.



                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits

       27.1   Financial Data Schedule


(b)    Reports on Form 8-K filed during the quarter.

       Date of Report       Item Reported             Financial Statements Filed
       --------------       -------------             --------------------------

       July 9, 1998         XYZ/ECT transactions      none
       August 6, 1998       NUON agreement            none

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



UNITED INTERNATIONAL HOLDINGS, INC.



Date:   October 15, 1998
        ---------------------------


By:     /S/ Valerie L. Cover
       ----------------------------
       Valerie L. Cover
       Vice President and Controller
       (A Duly Authorized Officer and Principal Financial Officer)