Form 10-Q
period 1998-11-30
UNITED INTERNATIONAL HOLDINGS INC
filed 1999-01-14
CIK 887949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 1998

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


The number of shares outstanding of the Registrant's common stock as of January 8, 1999 was:

     Class A Common Stock --   30,699,381 shares
     Class B Common Stock --    9,915,880 shares

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
                                                   ------------------------------

Item 1 - Financial Statements
------
     Condensed Consolidated Balance Sheets as of November 30, 1998 and February 28, 1998 (Unaudited) .............     2

     Condensed Consolidated Statements of Operations for the Three and Nine Months Ended November 30, 1998
         and 1997 (Unaudited).....................................................................................     3

     Condensed Consolidated Statement of Stockholders' Deficit for the Nine Months Ended November 30, 1998
         (Unaudited)..............................................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 30, 1998 and 1997
         (Unaudited)..............................................................................................     5

     Notes to Condensed Consolidated Financial Statements (Unaudited).............................................     7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations....................    18
------


                                                     PART II - OTHER INFORMATION
                                                     ---------------------------


Item 6 - Exhibits and Reports on Form 8-K.........................................................................    35
------

                                      UNITED INTERNATIONAL HOLDINGS, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Stated in thousands, except share and per share amounts)
                                                  (Unaudited)

                                                                                                         As of          As of
                                                                                                      November 30,   February 28,
                                                                                                         1998           1998
                                                                                                      ------------   ------------
ASSETS
Current assets
  Cash and cash equivalents.......................................................................    $   67,200      $  303,441
  Restricted cash.................................................................................        10,378          20,950
  Short-term liquid investments...................................................................        35,370          33,731
  Subscriber receivables, net.....................................................................        11,784           7,311
  Costs to be reimbursed by affiliated companies, net.............................................        19,013          15,157
  Other related party receivables.................................................................         5,257           4,167
  Other receivables...............................................................................        11,230           5,474
  Other current assets, net.......................................................................        30,342          20,768
                                                                                                      ----------      ----------
       Total current assets.......................................................................       190,574         410,999
Investments in and advances to affiliated companies, accounted for under the equity method, net...       348,629         341,252
Property, plant and equipment, net of accumulated depreciation of $168,680 and
 $84,633, respectively............................................................................       457,181         440,735
Goodwill and other intangible assets, net of accumulated amortization of $38,782 and $14,532,
 respectively.....................................................................................       409,438         409,190
Deferred financing costs, net of accumulated amortization of $7,908 and $1,634, respectively......        41,773          44,943
Non-current restricted cash and other assets, net.................................................        31,455          32,716
                                                                                                      ----------      ----------

       Total assets...............................................................................    $1,479,050      $1,679,835
                                                                                                      ==========      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable, including related party payables of $2,314 and $86, respectively..............    $   64,952      $   55,741
  Accrued liabilities.............................................................................        42,937          46,419
  Subscriber prepayments and deposits.............................................................        32,598          12,145
  Short-term debt.................................................................................        23,683              --
  Current portion of senior discount notes........................................................           408              --
  Current portion of other long-term debt.........................................................        71,175         163,325
  Other current liabilities.......................................................................         4,181          13,760
                                                                                                      ----------      ----------
       Total current liabilities..................................................................       239,934         291,390
Senior discount notes.............................................................................     1,229,240       1,127,763
Other long-term debt..............................................................................       633,457         575,008
Deferred taxes and other long-term liabilities....................................................        35,230          30,204
                                                                                                      ----------      ----------
       Total liabilities..........................................................................     2,137,861       2,024,365
                                                                                                      ----------      ----------

Minority interest in subsidiaries.................................................................        30,012          15,186
                                                                                                      ----------      ----------

Preferred  stock, $0.01 par value, 3,000,000 shares authorized, stated at liquidation  value
  Series A Convertible Preferred Stock, 132,144 and 170,513 shares issued and outstanding,
   respectively...................................................................................        26,001          32,564
                                                                                                      ----------      ----------
  Series B Convertible Preferred Stock, 139,031 and 0 shares issued and outstanding,
   respectively...................................................................................        30,038              --
                                                                                                      ----------      ----------
Stockholders' deficit
  Class A Common Stock, $0.01 par value, 60,000,000 shares authorized, 30,522,202 and
   26,381,093 shares issued, respectively.........................................................           305             264
  Class B Common Stock, $0.01 par value, 30,000,000 shares authorized 9,915,880 and
   12,863,323 shares issued and outstanding, respectively.........................................            99             128
  Additional paid-in capital......................................................................       370,195         352,253
  Deferred compensation...........................................................................          (735)            (42)
  Treasury stock, at cost, 3,169,151 shares of Class A Common Stock...............................       (33,074)        (33,074)
  Accumulated deficit.............................................................................      (981,128)       (646,085)
  Other cumulative comprehensive loss.............................................................      (100,524)        (65,724)
                                                                                                      ----------      ----------
       Total stockholders' deficit................................................................      (744,862)       (392,280)
                                                                                                      ----------      ----------

       Total liabilities and stockholders' deficit................................................    $1,479,050      $1,679,835
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

                                                                  2


                                             UNITED INTERNATIONAL HOLDINGS, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Stated in thousands, except share and per share amounts)
                                                         (Unaudited)

                                                                      For the Three Months Ended       For the Nine Months Ended
                                                                             November 30,                    November 30,
                                                                      --------------------------       -------------------------
                                                                         1998            1997             1998           1997
                                                                      ---------       ----------       ----------    -----------
Service and other revenue..........................................   $   72,749     $   23,360        $  207,288     $   67,719
Management fee income from related parties.........................        6,024            114             9,723            852
                                                                      ----------     ----------        ----------     ----------
       Total revenue...............................................       78,773         23,474           217,011         68,571

System operating expense...........................................      (40,590)       (17,324)         (104,650)       (45,220)
System selling, general and administrative expense.................      (50,428)       (16,099)         (106,042)       (45,022)
Corporate general and administrative expense.......................       (5,186)        (3,529)          (20,172)       (14,444)
Depreciation and amortization......................................      (44,841)       (23,202)         (144,964)       (61,953)
                                                                      ----------     ----------        ----------     ----------
       Net operating loss..........................................      (62,272)       (36,680)         (158,817)       (98,068)

Interest income, including related party income of $931, $17,
  $3,174 and $1,326, respectively..................................        4,035          1,455            11,894          6,215
Interest expense, including related party expense of
  $270, $88, $825 and $724, respectively...........................      (49,677)       (32,781)         (144,947)       (90,559)
Provision for losses on investment related costs...................           --         (1,694)               --         (8,148)
Gain on sale of investment in affiliated company...................           --         91,600                --         91,600
Other income (expense), net........................................        3,407         (4,226)           (5,248)        (6,174)
                                                                      ----------     ----------        ----------     ----------
       Net (loss) income before other items........................     (104,507)        17,674          (297,118)      (105,134)

Equity in losses of affiliated companies, net......................      (13,816)       (15,979)          (40,382)       (53,521)
Minority interest in subsidiaries..................................          117            358             2,457            596
                                                                      ----------     ----------        ----------     -----------
       Net (loss) income...........................................   $ (118,206)    $    2,053        $ (335,043)    $ (158,059)
                                                                      ==========     ==========        ==========     ==========

Basic and diluted net (loss) income per common share...............   $    (2.94)    $     0.04        $    (8.44)    $    (4.06)
                                                                      ==========     ==========        ==========     ==========

Weighted-average number of common shares outstanding...............   40,429,400     39,225,184        39,855,215     39,202,740
                                                                      ==========     ==========        ==========     ==========





                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                     3

                                                     UNITED INTERNATIONAL HOLDINGS, INC.
                                         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                (Stated in thousands, except share amounts)
                                                                (Unaudited)                                      Other
                     Class A             Class B                                                               Cumulative
                  Common Stock        Common Stock      Additional  Deferred     Treasury Stock               Components of
               ------------------  -------------------   Paid-In     Compen-  ------------------- Accumulated Comprehensive
                 Shares    Amount    Shares    Amount    Capital     sation     Shares    Amount    Deficit       Loss       Total
               ----------  ------  ----------  ------   ----------  --------  --------- --------- ----------- ------------ ---------
Balances,
March 1,
1998.......... 26,381,093   $264   12,863,323   $128    $352,253      $(42)   3,169,151 $(33,074)  $(646,085) $ (65,724)  $(392,280)

Exchange of
Class B
Common Stock
for Class A
Common Stock..  2,947,443     29   (2,947,443)   (29)         --        --           --       --          --         --          --

Issuance of
Class A
Common Stock
in connection
with public
offering, net
of offering
expense.......    450,000      5           --     --       7,399        --           --       --          --         --       7,404

Issuance of
Class A Common
Stock in
connection with
Company's stock
option plans..    303,346      3           --     --       2,897        --           --       --          --         --       2,900

Issuance of
Class A Common
Stock in
connection with
with Company's
401(k) plan...     14,863     --           --     --         202        --           --       --          --         --         202

Exchange of
Series A
Convertible
Preferred
Stock for
Class A
Common Stock..    425,457      4           --     --       7,441        --           --       --          --         --       7,445

Accrual of
dividends on
convertible
preferred
stock.........         --     --           --     --      (1,377)       --           --       --          --         --      (1,377)

Repricing
of stock
options.......         --     --           --     --       1,380    (1,380)          --       --          --         --          --

Amortization
of deferred
compensation..         --     --           --     --          --       687           --       --          --         --         687

Change in
unrealized
gain on
investment....         --     --           --     --          --        --           --       --          --       (300)       (300)

Change in
cumulative
translation
adjustments...         --     --           --     --          --        --           --       --          --    (34,500)    (34,500)

Net loss......         --     --           --     --          --        --           --       --    (335,043)        --    (335,043)
               ----------   ----    ---------   ----    --------     -----    --------- --------   ---------  ---------   ---------
Balances,
November 30,
1998.........  30,522,202   $305    9,915,880   $ 99    $370,195     $(735)   3,169,151 $(33,074)  $(981,128) $(100,524)  $(744,862)
               ==========   ====    =========   ====    ========     =====    ========= ========   =========  =========   =========

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

                                                        UNITED INTERNATIONAL HOLDINGS, INC.
                                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (Stated in thousands)
                                                                    (Unaudited)

                                                                                             For the Nine Months Ended
                                                                                                    November 30,
                                                                                             --------------------------
                                                                                               1998              1997
                                                                                             --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................................................   $(335,043)         $(158,059)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Equity in losses of affiliated companies, net..........................................      40,901             54,322
  Gain on sale of investment in affiliated company.......................................          --            (91,600)
  Minority interest share of losses......................................................      (2,457)              (596)
  Depreciation and amortization..........................................................     144,964             61,953
  Compensation expense related to stock options..........................................      20,105                854
  Accretion of interest on senior notes and amortization of deferred financing costs.....     108,363             80,562
  Provision for loss on marketable equity securities and investment related costs........          --              8,148
  Increase in receivables and other assets...............................................     (25,291)              (334)
  Increase (decrease) in accounts payable, accrued liabilities and other.................      17,203                (11)
                                                                                            ---------          ---------
Net cash flows from operating activities.................................................     (31,255)           (44,761)
                                                                                            ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments................................................    (137,763)           (66,926)
Proceeds from sale of short-term liquid investments......................................     136,124            109,049
Restricted cash released (deposited).....................................................      10,827            (13,571)
Investments in and advances to affiliated companies and acquisition of assets............    (131,680)           (56,539)
Proceeds from sale of investments in affiliated companies................................          --            211,125
Distribution received from affiliated company............................................          --              1,248
Additions to property, plant and equipment...............................................    (146,347)           (74,504)
Proceeds from sale of property, plant and equipment......................................          --              5,332
Decrease in construction payables........................................................      (1,123)           (29,385)
Repayments on notes receivable...........................................................       3,179             12,214
Other, net...............................................................................        (353)            (3,963)
                                                                                            ---------          ---------
Net cash flows from investing activities.................................................    (267,136)            94,080
                                                                                            ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contributed from minority interest partner..........................................       6,407             19,566
Proceeds from offering of senior notes...................................................          --             29,925
Deferred financing costs.................................................................      (4,373)           (11,000)
Issuance of common stock in connection with public offerings, net of financing costs.....       7,404                 --
Issuance of common stock in connection with Company's stock option plans.................       2,900                715
Payment of sellers notes.................................................................          --            (46,351)
Borrowings of other debt.................................................................     182,064            213,971
Payment of capital leases and other debt.................................................    (133,689)          (113,527)
                                                                                            ---------          ---------
Net cash flows from financing activities.................................................      60,713             93,299
                                                                                            ---------          ---------

EFFECT OF EXCHANGE RATES ON CASH.........................................................       1,437               (596)
                                                                                            ---------          ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........................................    (236,241)           142,022
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................................     303,441             68,784
                                                                                            ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................................................   $  67,200          $ 210,806
                                                                                            =========          =========

                                                              5

                                 UNITED INTERNATIONAL HOLDINGS, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                        (Stated in thousands)
                                             (Unaudited)

                                                                                             For the Nine Months Ended
                                                                                                    November 30,
                                                                                             --------------------------
                                                                                               1998              1997
                                                                                             --------          --------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Contribution of net assets of Dutch cable systems to new joint venture...................    $129,577          $     --
                                                                                             ========          ========
Issuance of preferred stock utilized in purchase of Australian investments...............    $ 29,544          $     --
                                                                                             ========          ========
Purchase money note payable to seller for purchase of system in Hungary..................    $ 18,000          $     --
                                                                                             ========          ========
Note issued upon purchase of remaining interest in Brazilian investment..................    $  5,683          $     --
                                                                                             ========          ========
Purchase money notes payable to sellers for purchase of systems in Argentina.............    $     --          $ 52,061
                                                                                             ========          ========
Accrual for put option to purchase additional interest in Argentina......................    $     --          $  4,407
                                                                                             ========          ========
Note issued upon sale of investment in Venezuela.........................................    $     --          $  6,500
                                                                                             ========          ========
Gain on issuance of shares by affiliated company in New Zealand..........................    $     --          $  5,985
                                                                                             ========          ========
Conversion of note receivable to equity..................................................    $     --          $  1,909
                                                                                             ========          ========
Change in unrealized gain/loss on investments............................................    $   (300)         $   (730)
                                                                                             ========          ========
Assets acquired with capital leases......................................................    $    621          $    535
                                                                                             ========          ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest...................................................................    $ 34,910          $  6,658
                                                                                             ========          ========
Cash received for interest...............................................................    $  6,710          $  5,737
                                                                                             ========          ========

ACQUISITION OF DUTCH ASSETS:
Property, plant and equipment and other long-term assets.................................    $(51,632)         $     --
Goodwill and other intangible assets.....................................................     (36,416)               --
                                                                                             --------          --------
     Total cash paid.....................................................................    $(88,048)         $     --
                                                                                             ========          ========

SALE OF ARGENTINE SYSTEMS:
Working capital, net of cash relinquished of $2,133......................................    $     --          $ (4,899)
Investments in affiliated companies......................................................          --            83,535
Property, plant and equipment and other long-term assets.................................          --             4,560
Goodwill and other intangible assets.....................................................          --            60,727
Purchase money notes (assumed by the buyers).............................................          --           (24,398)
Gain on sale.............................................................................          --            91,600
                                                                                             --------          --------
     Cash received from sale.............................................................    $     --          $211,125
                                                                                             ========          ========



              The  accompanying  notes are an integral part of these condensed consolidated financial statements.

                                               UNITED INTERNATIONAL HOLDINGS, INC.
                                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                      AS OF NOVEMBER 30, 1998
                                (Monetary amounts stated in thousands, except per share amounts)
                                                         (Unaudited)

1.     ORGANIZATION AND NATURE OF OPERATIONS

United   International   Holdings,   Inc.   (together  with  its  majority-owned subsidiaries,  the "Company" or  "UIH") was  formed as a Delaware corporation in May 1989, for the purpose of  developing,  acquiring  and  managing  foreign multi-channel  television, programming  and  telephony  operations  outside the United States.

The following chart presents a summary of the Company's significant investments in multi-channel television and telephony operations as of November 30, 1998.
************************************************************************************************************************************
*                                                               UIH                                                                *
*                                                                                                                                  *
************************************************************************************************************************************
            100%  *                                                             100%  *
***************************************  *******************************************************************************************
*          UIH Europe, Inc.           *  *                       United International Properties, Inc.                             *
*             ("UIHE")                *  *                                     ("UIPI")                                            *
***************************************  *******************************************************************************************
                  *                                                                   *
                  *                                           **********************************************
          100%(1) *                                      98%  *                                            *  100%
***************************************  ********************************************* *********************************************
*United Pan-Europe Communications N.V.*  *   UIH Asia/Pacific Communications, Inc.   * *         UIH Latin America, Inc.           *
*               ("UPC")               *  *                 ("UAP")                   * *                 ("ULA")                   *
***************************************  ********************************************* *********************************************
                  *                                           *                                             *
                  *                                           *                                             *
***************************************  ********************************************* *********************************************
*Austria:                             *  *Australia:                                 * *Brazil:                                    *
* Telekabel Group                     *  * CTV Pty Limited and STV Pty               * * TV Show Brazil, S.A. ("TVSB")   100.0%    *
*  ("Telekabel Austria")     95.0%    *  *  Limited (collectively,                   * * TV Cabo e Comunicacoes de                 *
*Belgium:                             *  *  "Austar")                      100.0% (5)* *  Jundiai, S.A. ("Jundiai")       46.3%    *
* Radio Public N.V./S.A.              *  * Austar Satellite Pty Limited              * *Chile:                                     *
*  ("Radio Public")         100.0%    *  *  ("Austar Satellite")           100.0%    * * VTR Hipercable S.A. ("VTRH")     34.0% (9)*
*Czech Republic:                      *  * United Wireless Pty Limited               * *Mexico:                                    *
* Kabel Net Group                     *  *  ("United Wireless")            100.0%    * * Tele Cable de Morelos, S.A.               *
*  ("KabelNet")             100.0%    *  * XYZ Entertainment Pty Limited             * *  de C.V. ("Megapo")              49.0%    *
* Ceska Programova                    *  *  ("XYZ Entertainment")           50.0%    * *Peru:                                      *
*  Spolecnost SRO                     *  *New Zealand:                               * * Cable Star S.A. ("Cable Star")   60.0%    *
*  ("TV Max")               100.0%    *  * Saturn Communications Limited             * *Latin American Programming:                *
*France:                              *  *  ("Saturn")                      65.0%    * * MGM Networks Latin America                *
* Mediareseaux Marne S.A.             *  *Tahiti:                                    * *  LLC ("MGM Networks LA")         50.0%    *
*  ("Mediareseaux")          99.6%    *  * Telefenua S.A. ("Telefenua")     90.0% (6)* *********************************************
*Hungary:                             *  *China:                                     *
* Telekabel Hungary BV                *  * Hunan International TV                    *
*  ("Telekabel Hungary")     79.3%    *  *  Communications Company Limited           *
* Kabelkom Kabeltelevizio             *  *  ("HITV")                        49.0% (7)*
*  KFT ("HBO Programming")   50.0%    *  *Philippines:                               *
* Monor Telefon Tarsasag,             *  * Pilipino Cable Corporation                *
*   Rt ("Monor")             37.1% (2)*  * ("PCC")                          19.6% (8)*
*Ireland:                             *  *********************************************
* Tara Television Limited             *
*  ("Tara")                  80.0% (2)*
*Israel:                              *
* Tevel Israel International          *
*  Communications Ltd.                *
*  ("Tevel")                 46.6% (3)*
*Malta:                               *
* Melita Cable TV PLC                 *
*  ("Melita")                50.0% (3)*
*The Netherlands:                     *
* United Telekabel Holding            *
*  N.V. ("UTH")              51.0%    *
*Norway:                              *
* Janco Multicom AS                   *
*  ("Janco")                100.0% (4)*
*Romania:                             *
* Control Cable Ventures SRL          *
*  ("Control Cable")        100.0%    *
* Multicanal Holdings SRL             *
*  ("Multicanal")           100.0%    *
* Eurosat CA-TV SRL                   *
*  ("Eurosat")               51.0%    *
*Slovak Republic:                     *
* Kabeltel SRO ("Kabeltel") 100.0%    *
* Trnavatel SRO                       *
*  ("Trnavatel")             75.0%    *
*Spain/Portugal:                      *
* Ibercom, Inc. ("IPS")      33.5% (2)*
***************************************
                                                              7

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) UIHE holds effectively all of the voting control of UPC and owns all of its issued and outstanding shares, other than approximately 8.4% of such shares, which have been registered in the name of a foundation to support UPC's employee equity incentive plan.
(2) The Company transferred its interest in Monor and Tara to UPC in December 1998. The Company intends to transfer its interest in IPS to UPC in January 1999.
(3) In November 1998, UPC acquired Tele-Communications International, Inc.'s ("TINTA") interests in Tevel and Melita and sold UPC's interest in Princes Holdings Ltd. ("Princes Holdings") to TINTA for a net payment to TINTA of $68,000 (after closing adjustments). As a result of the transaction, UPC's interests in Tevel and Melita increased to 46.6% and 50.0%, respectively.
(4) In November 1998, UPC exercised and paid a call obligation for $19,683 to obtain the remaining 12.7% interest in Janco.
(5) UAP holds an effective 100% economic interest in Austar through a combination of ordinary shares and convertible debentures.
(6) UAP owns an effective 90.0% economic interest in Telefenua. UAP's economic interest will decrease to 75.0% and 64.0% once UAP has received a 20.0% and 40.0% internal rate of return on its investment in Tahiti, respectively.
(7) Pursuant to a memorandum of understanding with AmTec, Inc. ("AmTec") to exchange its interest in HITV for AmTec stock, UAP and AmTec executed an agreement and plan of merger in December 1998. Closing on the transaction is expected to occur in early 1999, subject to certain conditions.
(8) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40.0% equity ownership interest in Sun Cable Systems ("Sun Cable"). The Company holds an effective 19.6% interest in PCC, which is owned 49.0% by Sun Cable and 51.0% by SkyCable.
(9) On October 15, 1998, ULA secured the right to acquire the remaining ownership interest in VTRH from its current partners which would increase its ownership interest to 100%. Under the agreement, ULA has the right to acquire its partners' interests in VTRH for $236,500, adjusted for any capital transactions at VTRH between October 15, 1998 and closing. Closing on the transaction is subject to ULA receiving sufficient financing at terms acceptable to ULA prior to April 30, 1999. ULA expects that such financing will be secured at the project level. If the transaction does not close, ULA's ownership interest in VTRH will be increased from its current 34.0% to either 38.0% or 40.0%, depending upon certain factors.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 1998, the Company had a net working capital deficit of $49,360. Sources of cash in the next year may include the exercise of existing warrants to purchase UIH common stock (approximately $21,600, if exercised), the raising of additional private or public equity and/or the sale of non-strategic assets by certain subsidiaries. Uses of cash in the next year may include continued spending in the Company's regions to meet the existing growth plans of its systems and corporate overhead. Management believes that UIH's existing capital resources, combined with the planned initial public offering of UPC with estimated gross proceeds of $650,000 (the "UPC Offering") scheduled for early 1999, will enable UIH to fund the operating and development requirements of its subsidiaries and to cover corporate overhead for the next year. However, there can be no assurance that UIH will be successful in obtaining all or any of such sources of cash. To the extent UIH pursues new acquisitions or development opportunities, UIH would need to raise additional capital or seek strategic partners.

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

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. All significant intercompany accounts and transactions have been eliminated in consolidation. All affiliated companies have calendar year-ends, compared to the Company which has a fiscal year-end of February 28 (February 29 in leap years). The Company records its share of equity in income (losses) of affiliated companies or consolidates the affiliated companies based on the affiliated companies' calendar year-end results.

In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of November 30, 1998 and the results of its operations for the three and nine months ended November 30, 1998 and 1997. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended February 28, 1998.


INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

For those investments in companies in which the Company's ownership interest is less than 50.0%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate, limited to the extent of the Company's investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its percentage interest in each affiliate's net assets.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. With respect to the Company's multi-channel multi-point distribution systems ("MMDS") and direct-to-home ("DTH") operations, all subscriber equipment and capitalized installation labor are depreciated using the straight-line method over estimated useful lives of three years. Upon disconnection of a MMDS or DTH subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off and accounted for as part of operating costs. MMDS distribution facilities and cable distribution networks are depreciated using the straight-line method over estimated useful lives of five to ten years.

With respect to the Company's cable distribution networks, initial subscriber installation costs are capitalized and depreciated over a period no longer than the depreciation period used for cable television plant or the term of the license agreement. All reconnect related costs, including installation fees, are recognized in the statement of operations in the period in which the reconnection occurs.

Office equipment, furniture and fixtures, buildings and leasehold improvements are depreciated using the straight-line method over estimated useful lives of three to ten years.

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized on a straight-line basis over 15 to 20 years. The acquisition of licenses has been recorded at fair market value of those licenses at the date of acquisition, and amortization expense is computed using the straight-line method over the initial term of the license up to a maximum of 20 years.

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

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMPREHENSIVE LOSS

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires an enterprise (i) to classify items of other comprehensive income by their nature in a financial statement and (ii) to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position (see Note 9).

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method. In addition to the Company's stock option plans, UPC, UAP and ULA have also adopted incentive stock option plans for their employees. With respect to these plans, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense and deferred compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock. With respect to the UPC stock option plans (collectively, the "UPC Plan"), compensation expense of $16,054 was recognized during the nine months ended September 30, 1998, and deferred compensation expense of $5,633 was recognized as of September 30, 1998. UPC's estimate of the fair value of its common stock as of September 30, 1998 utilized in recording these amounts was The Netherlands guilders ("NLG")26.35 per share. Because the Company will account for the UPC Plan as a variable plan until the consummation date of its UPC Offering, additional compensation expense and deferred compensation expense will be recognized subsequent to September 30, 1998 through the UPC Offering date to the extent the ultimate UPC Offering price is greater than NLG26.35. For each NLG5.00 per share increase in the UPC Offering price over NLG26.35, additional compensation expense totaling approximately $9,487 would have been recognized in the Company's statement of operations and deferred compensation expense would have increased by approximately $3,831 as of September 30, 1998.

BASIC AND DILUTED NET LOSS PER SHARE

"Basic net loss per share" is determined by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during each period. Net loss available to common shareholders includes the accrual of dividends on convertible preferred stock which are charged directly to additional paid-in capital. "Diluted net loss per share" includes the effects of potentially issuable common stock, but only if dilutive. Therefore, the Company's stock option plans and convertible securities are excluded from the Company's diluted net loss per share for all periods presented because their effect would be anti-dilutive.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' deficit, included in other comprehensive loss.

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

Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in currency other than their own functional currency. In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period's presentation.

NEW ACCOUNTING PRINCIPLE

The American Institute of Certified Public Accountants recently issued Statement of Position 98-1 ("SOP 98-1"), "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use", which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, for projects in progress and prospectively, with earlier application encouraged. Management believes that the adoption of SOP 98-1 will not have a material effect on the financial statements.

3.     ACQUISITIONS

AUSTAR

In July 1998, Austar acquired certain Australian pay television assets of East Coast Television Pty Limited ("ECT"), an affiliate of Century Communications Corporation ("Century"), for $6,155 of the Company's newly-created Series B Convertible Preferred Stock ("Series B Preferred Stock"). ECT's subscription television business includes subscribers and certain MMDS licenses and transmission equipment serving the areas in and around Newcastle, Gossford, Wollongong and Tasmania.

The Series B Preferred Stock is convertible into shares of UIH's Class A Common Stock at a conversion price of $21.25 per share. The Series B Preferred Stock accrues dividends at a rate of 6.5%, which are payable at the redemption date in 2008. The other terms of the Series B Preferred Stock are essentially identical to the Company's Series A Convertible Preferred Stock.

UTH

In August 1998, UPC merged its Dutch cable television and telecommunications assets, consisting of its 50.0% interest in A2000 Holding NV ("A2000") and its wholly-owned subsidiary Cable Network Bradant Holdings BV ("CNBH"), with those of the Dutch energy company N.V. NUON Energie-Onderneming voor Gelderland, Friesland en Flevoland ("NUON"), forming a new company, UTH (the "UTH Transaction"). Following the merger, UPC holds a 51.0% interest in UTH. The agreement provides UPC with a call option after August 6, 1999 to acquire 50.0% of NUON's 49.0% ownership interest in UTH for approximately NLG244,000 (approximately $128,964 as of November 30, 1998) plus an interest payment of 5.5% over the call price from January 1, 1998 until the exercise date. If the exercise date is after August 6, 2000, the interest rate will go up to 9.0%. If UPC exercises the call option, NUON can exercise the secondary put option, requiring UPC to purchase its remaining interest in UTH for the same price. The agreement provides NUON with a put option exercisable after August 6, 1999 to require UPC to purchase 50.0% of NUON's 49.0% interest in UTH. The price UPC will have to pay equals approximately NLG166,000 (approximately $87,738 as of November 30, 1998) plus an interest payment of 4.5% over the put price from January 1, 1998 until the exercise date. If NUON exercises the put option, UPC can exercise the secondary call option, requiring NUON to sell its remaining interest in UTH to UPC for the same price. Although UPC retains a majority economic and voting interest, UPC accounts for its investment in UTH using the equity method of accounting because of certain minority shareholder rights of NUON.

The following pro forma condensed consolidated operating results for the three and nine months ended November 30, 1998 and 1997 give effect to the UTH Transaction as if it had occurred at the beginning of the periods presented. In addition, the following pro forma condensed consolidated operating results for the three and nine months ended November 30, 1997 give effect to the Company's December 11, 1997 acquisition of the remaining 50.0% interest in UPC as if it had occurred as of January 1, 1997. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                              For the Three Months Ended       For the Three Months Ended
                                                                   November 30, 1998                November 30, 1997
                                                              --------------------------       ---------------------------
                                                              Historical      Pro Forma        Historical       Pro Forma
                                                              ----------      ----------       ----------       ----------
                                                                     (Unaudited)                      (Unaudited)
Total revenue..............................................   $   78,773      $   76,451       $   23,474      $   61,590
                                                              ==========      ==========       ==========      ==========
Net (loss) income..........................................   $ (118,206)     $ (116,596)      $    2,053      $   (7,319)
                                                              ==========      ==========       ==========      ==========
Basic and diluted net (loss) income per common share.......   $    (2.94)     $    (2.90)      $     0.04      $    (0.19)
                                                              ==========      ==========       ==========      ==========
Weighted-average number of common shares
  outstanding..............................................   40,429,400      40,429,400       39,225,184      39,225,184
                                                              ==========      ==========       ==========      ==========

                                                              For the Nine Months Ended        For the Nine Months Ended
                                                                   November 30, 1998                November 30, 1997
                                                              --------------------------       ---------------------------
                                                              Historical      Pro Forma        Historical       Pro Forma
                                                              ----------      ----------       ----------       ----------
                                                                     (Unaudited)                      (Unaudited)
Total revenue..............................................   $  217,011      $  201,623       $   68,571      $  190,708
                                                              ==========      ==========       ==========      ==========
Net loss...................................................   $ (335,043)     $ (332,055)      $ (158,059)     $ (198,823)
                                                              ==========      ==========       ==========      ==========
Basic and diluted net loss per common share................   $    (8.44)     $    (8.37)      $    (4.06)     $    (5.10)
                                                              ==========      ==========       ==========      ==========
Weighted-average number of common shares
  outstanding..............................................   39,855,215      39,855,215       39,202,740      39,202,740
                                                              ==========      ==========       ==========      ==========

XYZ ENTERTAINMENT

In September 1998, UAP acquired the Australian programming assets held by Century, consisting of Century's 25.0% interest in XYZ Entertainment, a programming company that owns and/or distributes five channels to the Australian multi-channel marketplace. Following the acquisition, UAP owns 50.0% of XYZ Entertainment, of which 25.0% is owned by UIH Australia Pacific, Inc. ("UIH A/P"), a wholly-owned subsidiary of UAP. The purchase price consisted of $1,231 in cash and $23,389 of the Company's Series B Preferred Stock.

TVSB

On October 2, 1998, UIH LA increased its ownership interest in TVSB from 45.0% to 100%. The purchase price for the remaining interest was $11,500 in cash, of which 50.0% was paid at closing with the remainder due one year from the closing date.

CABLE STAR

In October 1998, ULA and Arequipa Cable Vision ("ACV") each contributed their Peruvian assets to Cable Star through a merger. Upon completion of the merger, ULA received 60.0% of the outstanding shares of Cable Star and the former shareholders of ACV received the other 40.0%.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                        As of November 30, 1998
                                          ---------------------------------------------------------------------------------------
                                             Investments in                        Cumulative Equity     Cumulative
                                             and Advances to       Dividends      in Income (Losses) of  Translation
                                          Affiliated Companies     Received       Affiliated Companies   Adjustments      Total
                                          --------------------     ---------      ---------------------  -----------    ---------
EUROPE
  UTH..................................          $136,040          $    --              $ (3,818)        $   (587)      $131,635
  Melita, Princes Holdings and Tevel...            53,412           (6,461)                1,686           (3,660)        44,977
  Monor................................            27,682               --               (15,201)         (11,481)         1,000
  IPS..................................            14,065               --                (7,531)            (174)         6,360
  HBO Programming......................            12,866               --                (3,315)            (772)         8,779
  Other................................            10,046               --                (1,835)             (97)         8,114
ASIA/PACIFIC
  XYZ Entertainment....................            43,687               --               (18,930)             110         24,867
  PCC..................................            11,497               --                (1,823)          (2,896)         6,778
  HITV.................................             6,073               --                (2,095)              15          3,993
  Other................................               350               --                    --               --            350
LATIN AMERICA
  VTRH.................................            99,043               --               (15,447)          (9,850)        73,746
  Megapo...............................            32,496           (1,248)               (1,137)         (14,290)        15,821
  TVSB.................................            22,019               --                (4,290)          (1,211)        16,518
  MGM Networks LA (1)..................            17,282               --               (17,282)              --             --
  Jundiai..............................             6,797               --                  (509)            (597)         5,691
                                                 --------          -------              --------         --------       --------
                                                 $493,355          $(7,709)             $(91,527)        $(45,490)      $348,629
                                                 ========          =======              ========         ========       ========

                                                                        As of February 28, 1998
                                          ---------------------------------------------------------------------------------------
                                             Investments in                        Cumulative Equity     Cumulative
                                             and Advances to       Dividends      in Income (Losses) of  Translation
                                          Affiliated Companies     Received       Affiliated Companies   Adjustments      Total
                                          --------------------     ---------      ---------------------  -----------    ---------
EUROPE
  A2000................................          $109,373          $    --              $   (287)        $      4       $109,090
  Melita, Princes Holdings and Tevel...            51,005               --                   (32)              --         50,973
  Monor................................            27,682               --               (13,161)          (6,256)         8,265
  IPS..................................            13,920               --                (7,261)             (95)         6,564
  Kabelkom Holding Company
   ("Kabelkom")........................            28,605               --                   124               (1)        28,728
  Other................................             1,774               --                    --               --          1,774
ASIA/PACIFIC
  XYZ Entertainment (2)................            18,610               --               (18,720)             110             --
  Sun Cable............................            12,336               --                (1,023)          (2,783)         8,530
  HITV.................................             6,073               --                  (236)               7          5,844
  Other................................               182               --                    --               --            182
LATIN AMERICA
  VTRH.................................            92,754               --               (10,327)          (4,262)        78,165
  Megapo...............................            32,496           (1,248)               (1,313)          (1,604)        28,331
  TVSB.................................             8,100               --                (3,770)              --          4,330
  United Family Communications ("UFC").            12,099               --                (7,487)              --          4,612
  Jundiai..............................             6,652               --                  (788)              --          5,864
                                                 --------          -------              --------         --------       --------
                                                 $421,661          $(1,248)             $(64,281)        $(14,880)      $341,252
                                                 ========          =======              ========         ========       ========

      (1) Includes an accrued  funding  obligation  of $2,100 at  September  30,
          1998. The Company would face significant and punitive dilution if it did not make the requested fundings.
      (2) Includes an accrued funding obligation of $406 at December 31, 1997. The Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the requested fundings.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       PROPERTY, PLANT AND EQUIPMENT

                                                                                       As of                 As of
                                                                                   November 30,          February 28,
                                                                                       1998                  1998
                                                                                   ------------          ------------
Cable distribution networks.....................................................     $258,083              $203,015
Subscriber premises equipment and converters....................................      230,139               200,990
MMDS distribution facilities....................................................       62,345                61,509
Office equipment, furniture and fixtures........................................       30,045                19,622
Buildings and leasehold improvements............................................       16,365                 9,070
Other...........................................................................       28,884                31,162
                                                                                     --------              --------
                                                                                      625,861               525,368
     Accumulated depreciation...................................................     (168,680)              (84,633)
                                                                                     --------              --------
     Net property, plant and equipment..........................................     $457,181              $440,735
                                                                                     ========              ========

6.       GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                                       As of                 As of
                                                                                   November 30,          February 28,
                                                                                       1998                  1998
                                                                                   ------------          ------------
Telekabel Austria...............................................................     $206,782              $192,828
Janco...........................................................................       89,854                94,200
CNBH (1)........................................................................           --                39,847
Austar..........................................................................       55,601                51,552
Telekabel Hungary...............................................................       43,236                    --
Radio Public....................................................................       23,133                20,903
Saturn..........................................................................        5,716                 6,100
Other...........................................................................       23,898                18,292
                                                                                     --------              --------
                                                                                      448,220               423,722
     Accumulated amortization...................................................      (38,782)              (14,532)
                                                                                     --------              --------
     Net goodwill and other intangibles.........................................     $409,438              $409,190
                                                                                     ========              ========

    (1) Effective  August 6, 1998,  CNBH was  contributed  to UTH as part of the UTH Transaction.

7.       SENIOR DISCOUNT NOTES

                                                                                       As of                 As of
                                                                                   November 30,          February 28,
                                                                                       1998                  1998
                                                                                   ------------          ------------
1998 Notes (as defined below)...................................................   $  885,314            $  818,272
Old Notes (as defined below)....................................................          408                   368
1996 UIH A/P Notes (as defined below)...........................................      310,711               278,662
1997 UIH A/P Notes (as defined below)...........................................       33,215                30,461
                                                                                   ----------            ----------
                                                                                    1,229,648             1,127,763
     Less current portion.......................................................         (408)                   --
                                                                                   ----------            ----------
     Total senior discount notes................................................   $1,229,240            $1,127,763
                                                                                   ===========           ==========

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1998 NOTES

The 10.75% senior secured notes, which the Company issued in February 1998 at a discount from their principal amount of $1,375,000 (the "1998 Notes"), had an accreted value of $885,314 as of November 30, 1998. On and after February 15, 2003, cash interest will accrue and will be payable semi-annually until maturity on each February 15 and August 15, commencing August 15, 2003. The 1998 Notes will mature on February 15, 2008 and will be redeemable at the option of the Company on or after February 15, 2003.

OLD NOTES

The 14.0% senior secured notes, which the Company issued at a discount from their original principal amount at maturity (the "Old Notes"), had an accreted value of $408 as of November 30, 1998. On February 5, 1998, the Company redeemed all but $465 principal amount at maturity in connection with the issuance of the 1998 Notes. No cash interest payments will be made prior to maturity on November 15, 1999.

1996 UIH A/P NOTES

The 14.0% senior notes, which UIH A/P issued in May 1996 at a discount from their principal amount of $443,000 (the "1996 UIH A/P Notes"), had an accreted value of $310,711 as of September 30, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The 1996 UIH A/P Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, UIH A/P consummated an issuance of its capital stock resulting in gross proceeds to UIH A/P of $70,000 (an "Equity Sale"), reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the Equity Sale, the 1996 UIH A/P Notes will accrete to a principal amount of $447,418 on May 15, 2001, the date cash interest begins to accrue.

1997 UIH A/P NOTES

The 14.0% senior notes, which UIH A/P issued in September 1997 at a discount from their principal amount of $45,000 (the "1997 UIH A/P Notes"), had an accreted value of $33,215 as of September 30, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The 1997 UIH A/P Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, UIH A/P consummated an Equity Sale, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective September 23, 1997 until consummation of the Equity Sale, the 1997 UIH A/P Notes will accrete to a principal amount of $45,448 on May 15, 2001, the date cash interest begins to accrue.

8.    OTHER LONG-TERM DEBT

                                                                                       As of                 As of
                                                                                   November 30,          February 28,
                                                                                       1998                  1998
                                                                                   ------------          ------------
UPC Tranche A Facility (as defined below).......................................     $514,274              $437,598
UPC Tranche B Facility (as defined below).......................................       60,063               125,000
Bank and other loans at UPC.....................................................       35,805                60,888
Austar Bank Facility (as defined below).........................................       74,162                71,531
ULA Revolving Credit Facility (as defined below)................................        8,000                33,000
Vendor financed equipment at Saturn.............................................        8,515                 3,730
Other...........................................................................        3,813                 6,586
                                                                                     --------              ---------
                                                                                      704,632               738,333
     Less current portion.......................................................      (71,175)             (163,325)
                                                                                     --------              --------
     Total other long-term debt.................................................     $633,457              $575,008
                                                                                     ========              ========

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UPC TRANCHE A FACILITY

As of September 30, 1998, UPC had drawn $514,274 on the  NLG1,100,000  ($582,011 as of September 30, 1998) multi-currency revolving credit facility (the "UPC Tranche A Facility"). Amounts advanced under the UPC Tranche A Facility are due September 30, 2006 and bear interest at the London interbank offered rate ("LIBOR") on the respective currencies borrowed plus a margin ranging from 0.5% to 2.0% per annum. The aggregate amount available for borrowing under the facility is reduced automatically by 5.0% per quarter beginning December 31, 2001.

UPC TRANCHE B FACILITY

As of September 30, 1998, UPC had outstanding $60,063 on a $125,000 (U.S. dollar-denominated) facility (the "UPC Tranche B Facility"), which had an original maturity on December 5, 1998 and bears interest at LIBOR plus a margin ranging from 4.5% to 6.0% per annum. UPC must maintain on deposit with the bank a compensating balance, restricted as to use, of $4,902 until the facility matures. In November 1998, the lenders granted an extension of the maturity date to June 5, 1999.

BANK AND OTHER LOANS AT UPC

Bank loans and other loans includes a payable of $19,912 to the minority shareholder of Janco, which accretes interest at 5.0% per annum. The payable relates to the exercise price of a call option for the remaining 12.7% of Janco, which the Company exercised and paid in November 1998 (see Note 10).

AUSTAR BANK FACILITY

In July 1997, Austar secured a senior syndicated term debt facility in the amount of Australian $("A$")200,000 ($118,659 as of September 30, 1998) (the "Austar Bank Facility") to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility and (iii) A$90,000 term loan facility. As of September 30, 1998, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($65,263 converted using the September 30, 1998 exchange rate). The working capital facility is fully repayable on June 30, 2000. The cash advance facility is fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004.

In September 1998, Austar secured a new bank underwriting commitment for an A$400,000 senior secured debt facility (the "New Austar Bank Facility"), of which the first A$170,000 is intended to refinance the Austar Bank Facility by early 1999 and the remaining A$230,000 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. In the interim, Austar has received a supplemental amendment to the existing Austar Bank Facility which allows Austar to draw up to A$60,000 under the A$90,000 term loan facility for a maximum term of six months from the initial cash draw down at an increased interest rate of 2.25% above the professional market rate in Australia. All other terms and conditions of the Austar Bank Facility remain unchanged. As of September 30, 1998, Austar had drawn A$15,000 ($8,899 converted using the
September 30, 1998 exchange rate) on the term loan facility for a total outstanding balance of A$125,000 ($74,162 as of September 30, 1998) on the Austar Bank Facility.

ULA REVOLVING CREDIT FACILITy

In November 1997, ULA entered into an amended and restated credit agreement with a bank for a revolving credit facility of up to $40,000 (the "ULA Revolving
Credit Facility"). Borrowings under this facility must be repaid within 12 months and bear interest at a rate of LIBOR plus 3.5%. The facility is extendable up to 18 months with (i) an increase in the interest rate of 50 basis points for each three-month period it is extended beyond the initial 12-month term and (ii) cash fees of 0.75% and 1.50% if it is extended to 15 and 18 months, respectively. In November 1998, ULA exercised its option to extend the maturity date for the first three-month period increasing the interest rate to LIBOR plus 4.0%. The agreement was also amended to reduce the facility from $40,000 to $8,000 effective November 20, 1998, which decreased the cash collateral requirement to $750. As of November 30, 1998, ULA had an outstanding balance of $8,000 under this facility due February 1999 and a related compensating balance, restricted as to use, of $750. Under the terms of the ULA Revolving Credit Facility, ULA must use any proceeds from the sale of Latin American assets to repay this note.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     COMPREHENSIVE LOSS

       The components of total comprehensive loss are as follows:

                                                               For the Three Months Ended     For the Nine Months Ended
                                                                      November 30,                   November 30,
                                                               --------------------------     --------------------------
                                                                  1998            1997           1998            1997
                                                               ----------      ----------     ----------      ----------
Net (loss) income..........................................     $(118,206)       $ 2,053      $(335,043)     $(158,059)
Other comprehensive loss:
  Change in cumulative translation adjustments.............       (16,572)       (11,797)       (34,500)       (22,981)
  Change in unrealized gain/loss on investments............           360            939           (300)         2,886
                                                                ---------       --------      ----------     ----------
       Total comprehensive loss............................     $(134,418)      $ (8,805)     $(369,843)     $(178,154)
                                                                =========       ========      ==========     ==========

10.    SUBSEQUENT EVENTS

SATURN BANK FACILITY

In November 1998, Saturn secured a syndicated senior debt facility in the amount of New Zealand $("NZ$")125,000 ($65,689 as of November 30, 1998) (the "Saturn Bank Facility") to fund the completion of Saturn's network. Of this amount, NZ$83,335 has been subscribed for by financial institutions. Until Saturn obtains irrevocable commitments in the form of equity funding or additional underwriting commitments for the balance of NZ$41,665, the maximum that may be drawn down is NZ$73,000 ($38,362 as of November 30, 1998). If Saturn is successful in obtaining the necessary commitments from other financing sources, Saturn may borrow an additional NZ$10,335 from the initial syndicate of banks. If Saturn is not successful in obtaining the necessary commitments, the outstanding balance will be due May 31, 1999. The eight-year debt facility has an interest rate of 3.0% over the current base rate upon draw down.

JANCO

In November 1998, UPC exercised and paid a call obligation for $19,683 to obtain the remaining 12.7% interest in Janco. The transaction was funded from UPC's restricted cash established as collateral for the purchase. Remaining funds in the account were released from restriction.

MELITA, PRINCES HOLDINGS AND TEVEL

In November 1998, UPC (i) acquired from TINTA, its indirect 23.3% and 25.0% interests in the Tevel and Melita systems, respectively, for $91,500, doubling UPC's respective ownership in these systems to 46.6% and 50.0%, respectively,
(ii) purchased an additional 5.0% interest in Princes Holdings and 5.0% of Tara in consideration for 384,531 shares of the Company held by UPC, and (iii) sold the 5.0% interest in Princes Holdings, together with its existing 20.0% interest to TINTA for $20,500. The net payment of $71,000 to TINTA ($68,000 after closing adjustments) was funded with the proceeds of a $90,000 promissory note made by a subsidiary of UPC to its primary partners in the Tevel system. The promissory note is due in November 2000, bears interest at an effective rate of 11.0%, including a note premium, and is secured by a floating charge and pledge on the assets of UPC's subsidiary which holds UPC's interest in Tevel. In connection with this promissory note, UPC granted the holder an option to acquire $90,000 of ordinary shares of UPC at a price equal to 90.0% of the price of UPC shares realized in a UPC Offering. The exercise price of this option, which expires upon the UPC Offering, is payable in cash or delivery of the promissory note.

HITV

In December 1998, UAP and AmTec executed an agreement and plan of merger which provides for the merger of UIH Hunan, Inc., which owns the interest in HITV, into a subsidiary of AmTec in exchange for Series F Convertible Preferred Stock valued at $12,000 upon closing. This agreement was pursuant to a July 1998 memorandum of understanding between UAP and AmTec to exchange UAP's 49.0% interest in HITV for AmTec stock. Upon consummation of the agreement, the Company will become AmTec's largest shareholder with preferred stock that is convertible into shares of AmTec's common stock. As AmTec's largest shareholder, the Company will have the right to nominate two members to AmTec's board of directors. In addition, the Company will receive co-investment rights with AmTec in China and an option to purchase additional AmTec common stock at a price of $3 per share to increase its stake in AmTec to 25.0% on a fully diluted basis. Closing on the transaction is expected to occur in early 1999, subject to certain conditions.

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

Certain statements in this Report may constitute "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements may include, among other things, statements concerning the Company's plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company (or entities in which the Company has interests), or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, changes in television viewing preferences and habits by subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new services offered by the Company, the Company's ability to secure adequate capital to fund system growth and development, risks inherent in the change over to the Year 2000 (including the Company's projected state of readiness and expected contingency plans for possible worst case scenarios), risks inherent in investment and operations in foreign countries, changes in government regulation, changes in the nature of key strategic relationships with partners and joint venturers, and other factors referenced in this Report. These forward-looking statements speak only as of the date of this Report, and the Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Company's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Any statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report related to Year 2000 are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

SUMMARY OPERATING DATA

The following comparative operating data reflects multi-channel TV subscribers, telephony lines, programming and data subscribers as well as selected financial statistics of the operating systems in which the Company had an ownership interest as of September 30, 1998.

In addition, the following proportionate data represents certain operating and financial results for the Company, multiplied by the Company's applicable ownership percentages:

                                                        As of and for the Nine Months Ended September 30, 1998
                                   -----------------------------------------------------------------------------------------------
                                   Homes in                 Basic                                   Net                     Long-
GROSS DATA                         Service      Homes    Subscribers/     Basic                   Income      Adjusted      Term
                                     Area       Passed      Lines      Penetration    Revenue     (Loss)      EBITDA(1)    Debt (2)
                                   --------   ---------  ------------  ----------- | --------    --------     ---------    --------
                                                                                   |              (In thousands)(3)
                                                                                   |
EUROPE                                                                             |
------                                                                             |
Multi-channel TV Subscribers:                                                      |
 The Netherlands (UTH)..........  1,510,132   1,476,537   1,372,006       92.9%    | $126,526    $(27,497)    $ 60,344    $375,793
 Austria........................  1,070,640     897,938     442,596       49.3%    | $ 69,273    $ (2,410)    $ 33,369    $123,661
 Hungary (Telekabel Hungary)....    901,500     490,966     413,119       84.1%    | $  6,646    $  1,103     $  2,624    $     --
 Israel.........................    600,000     568,999     395,680       69.5%    | $ 79,555    $  7,447     $ 41,838    $250,000
 Norway.........................    529,924     461,759     319,769       69.3%    | $ 35,034    $(24,344)    $ 13,022    $ 73,493
 Ireland (Princes Holdings).....    380,000     377,206     145,251       38.5%    | $ 30,854    $      6     $ 11,872    $ 56,528
 Belgium........................    133,000     133,000     127,574       95.9%    | $ 14,538    $ (6,951)    $  5,144    $     --
 Malta..........................    179,000     161,310      68,149       42.2%    | $ 11,365    $    983     $  4,784    $ 20,915
 Romania........................    180,000      95,674      58,900       61.6%    | $  1,292    $    197     $    646    $     --
 Czech Republic.................    229,531     148,963      52,268       35.1%    | $  3,570    $ (2,874)    $   (981)   $     --
 Hungary (Monor)................     85,000      67,361      29,165       43.3%    | $ 13,151    $ (3,531)    $  8,207    $ 52,782
 France.........................     86,000      60,712      20,955       34.5%    | $  2,757    $ (4,419)    $ (1,574)   $     --
 Slovak Republic................     67,959      26,966      14,636       54.3%    | $    578    $ (1,177)    $   (485)   $     --
                                 ----------   ---------   ---------                |
   Total........................  5,952,686   4,967,391   3,460,068                |
                                 ----------   ---------   ---------                |
Telephony Lines:                                                                   |
 Hungary (Monor)(4).............     85,000      84,037      66,895       79.6%    |
 The Netherlands (UTH)..........    575,000     359,496      16,007        4.5%    | $  3,942    $ (5,903)    $ (5,494)   $     --
                                 ----------   ---------   ---------                |
   Total........................    660,000     443,533      82,902                |
                                 ----------   ---------   ---------                |
Programming Subscribers:                                                           |
 Spain/Portugal (IPS)...........        N/A         N/A     616,000         N/A    | $ 11,952    $   (641)    $  2,041    $     --
 Ireland (Tara).................        N/A         N/A     395,610         N/A    | $    518    $ (3,999)    $ (3,676)   $     --
 Czech Republic.................        N/A         N/A     346,009         N/A    | $  5,259    $   (745)    $   (215)   $     --
                                 ----------   ---------   ---------                |
   Total........................        N/A         N/A   1,357,619                |
                                 ----------   ---------   ---------                |
Data Subscribers:                                                                  |
 Internet.......................        N/A         N/A      12,736         N/A    | $     --    $ (4,130)    $ (3,368)   $     --
                                 ----------   ---------   ---------                |
ASIA/PACIFIC                                                                       |
------------                                                                       |
Multi-channel Subscriber TV:                                                       |
 Australia (Austar).............  2,085,000   2,072,706     251,255       12.1%    | $ 55,705    $(93,465)    $(15,303)   $ 74,838
 Philippines....................    600,000     360,969     145,303       40.3%    | $  9,928    $ (2,107)    $  1,721    $     --
 Tahiti.........................     31,000      20,128       6,125       30.4%    | $  3,743    $ (2,158)    $    136    $    853
 New Zealand....................    141,000      42,712       4,651       10.9%    | $    754    $ (7,268)    $ (7,154)   $  7,697
                                 ----------   ---------   ---------                |
   Total........................  2,857,000   2,496,515     407,334                |
                                 ----------   ---------   ---------                |
Telephony Lines (4):                                                               |
 New Zealand....................    141,000      26,974       4,190       15.5%    |
                                 ----------   ---------   ---------                |
Programming Subscribers:                                                           |
 Australia (XYZ Entertainment)..        N/A         N/A     647,255         N/A    | $ 10,088    $    257     $  3,582    $     --
                                 ----------   ---------   ---------                |
LATIN AMERICA                                                                      |
-------------                                                                      |
Multi-channel Subscribers TV:                                                      |
 Chile..........................  2,321,000   1,563,872     387,670       24.8%    | $ 83,931    $(13,277)    $ 21,488    $104,389
 Mexico.........................    341,600     222,871      56,106       25.2%    | $  7,074    $  2,671     $  2,224    $     --
 Brazil (Jundiai)...............     70,000      67,510      19,766       29.3%    | $  7,050    $    716     $  2,060    $     39
 Brazil (TVSB)..................    387,000     306,000      12,443        4.1%    | $  4,284    $ (1,803)    $   (539)   $     --
 Peru...........................    140,000      50,504       8,104       16.0%    | $  1,435    $ (1,950)    $   (335)   $     --
                                 ----------   ---------   ---------                |
   Total........................  3,259,600   2,210,757     484,089                |
                                 ----------   ---------   ---------                |
Telephony Lines (4):                                                               |
 Chile..........................  2,321,000     113,300      13,428       11.9%    |
                                 ----------   ---------   ---------                |
Programming Subscribers:                                                           |
 Latin American.................        N/A         N/A   3,151,160         N/A    | $  2,771    $(13,801)    $(13,378)   $     --
                                 ----------   ---------   ---------                |

                                                    As of and for the Nine Months Ended September 30, 1998 (Cont.)
                                   -----------------------------------------------------------------------------------------------
                                   Homes in                 Basic                                   Net                     Long-
GROSS DATA                         Service      Homes    Subscribers/     Basic                   Income      Adjusted      Term
                                     Area       Passed      Lines      Penetration    Revenue     (Loss)      EBITDA(1)    Debt (2)
                                   --------   ---------  ------------  ----------- | --------    --------     ---------    --------
                                                                                   |              (In thousands)(3)
                                                                                   |
TOTAL COMPANY                                                                      |
-------------                                                                      |
 Multi-channel TV Subscribers... 12,069,286   9,674,663   4,351,491                |
                                 ==========   =========   =========                |
 Telephony Lines................  3,122,000     583,807     100,520                |
                                 ==========   =========   =========                |
 Programming Subscribers........        N/A         N/A   5,156,034                |
                                 ==========   =========   =========                |
 Data Subscribers...............        N/A         N/A      12,736                |
                                 ==========   =========   =========                |

                                                        As of and for the Nine Months Ended September 30, 1997
                                   -----------------------------------------------------------------------------------------------
                                   Homes in                 Basic                                   Net                     Long-
GROSS DATA                         Service      Homes    Subscribers/     Basic                   Income      Adjusted      Term
                                     Area       Passed      Lines      Penetration    Revenue     (Loss)      EBITDA(1)    Debt (2)
                                   --------   ---------  ------------  ----------- | --------    --------     ---------    --------
                                                                                   |              (In thousands)(3)
                                                                                   |
EUROPE                                                                             |
------                                                                             |
Multi-channel TV Subscribers:                                                      |
 The Netherlands (A2000)........    569,000     562,433     519,848       92.4%    | $38,419     $(10,656)    $ 12,992    $194,515
 The Netherlands (KTE)..........     98,358      95,407      90,638       95.0%    | $ 8,033     $ (1,006)    $  4,868    $ 45,153
 Austria........................    844,200     630,549     434,066       68.8%    | $64,495     $     20     $ 32,526    $     --
 Hungary (Kabelkom).............    300,000     287,347     259,157       90.2%    | $18,817     $  1,615     $  6,253    $     --
 Israel.........................    360,000     346,561     237,343       68.5%    | $68,578     $ 10,787     $ 34,192    $  3,826
 Norway.........................    529,924     456,441     318,327       69.7%    | $34,510     $(12,783)    $ 12,326    $ 73,138
 Ireland (Princes Holdings).....    355,000     349,609     128,594       36.8%    | $26,373     $ (2,561)    $  8,338    $ 47,876
 Belgium........................    133,000     133,000     126,438       95.1%    | $15,941     $   (684)    $  6,035    $     --
 Malta..........................    179,000     151,189      56,999       37.7%    | $ 8,792     $ (1,064)    $  3,325    $ 18,301
 Romania........................    150,000      69,620      39,253       56.4%    | $   593     $    168     $    387    $     --
 Czech Republic.................    271,100     143,833      49,953       34.7%    | $ 2,880     $ (9,020)    $ (3,007)   $     --
 Hungary (Monor)................     85,000      55,636      21,682       39.0%    | $10,676     $ (6,266)    $  6,155    $ 30,000
 France.........................     86,000      23,105       4,613       20.0%    | $   848     $ (2,838)    $ (1,948)   $     --
 Slovak Republic................     21,839      19,683      14,927       75.8%    | $   360     $   (353)    $   (137)   $     --
                                  ---------   ---------   ---------                |
   Total........................  3,982,421   3,324,413   2,301,838                |
                                  ---------   ---------   ---------                |
Telephony Lines (4):                                                               |
 Hungary (Monor)................     85,000      84,037      60,632       72.1%    |
 The Netherlands (A2000)........    569,000      60,598       3,255        5.4%    |
                                  ---------   ---------   ---------                |
   Total........................    654,000     144,635      63,887                |
                                  ---------   ---------   ---------                |
Programming Subscribers:                                                           |
 Spain/Portugal (IPS)...........        N/A         N/A     315,000         N/A    | $ 6,223     $ (6,778)    $ (3,965)   $  3,500
 Ireland (Tara).................        N/A         N/A     148,403         N/A    | $    20     $ (4,133)    $ (3,973)   $     --
                                  ---------   ---------   ---------                |
   Total........................        N/A         N/A     463,403                |
                                  ---------   ---------   ---------                |
ASIA/PACIFIC                                                                       |
------------                                                                       |
Multi-channel TV Subscribers:                                                      |
 Australia (Austar).............  1,622,000   1,589,000     178,832       11.3%    | $35,581     $(54,354)    $(11,379)   $ 53,960
 Philippines....................    600,000     174,650      64,790       37.1%    | $ 3,860     $   (432)    $  1,118    $     --
 Tahiti.........................     31,000      20,128       6,257       31.1%    | $ 1,875     $ (1,441)    $    677    $    975
 New Zealand....................    141,000      20,124       2,829       14.1%    | $   233     $ (4,031)    $ (2,847)   $     17
                                  ---------   ---------   ---------                |
   Total........................  2,394,000   1,803,902     252,708                |
                                  ---------   ---------   ---------                |
Programming Subscribers:                                                           |
 Australia (XYZ Entertainment)..        N/A         N/A     524,000         N/A    | $ 8,222     $ (5,877)    $ (3,486)   $     --
                                  ---------   ---------   ---------                |

                                                    As of and for the Nine Months Ended September 30, 1997 (Cont.)
                                   -----------------------------------------------------------------------------------------------
                                   Homes in                 Basic                                   Net                     Long-
GROSS DATA                         Service      Homes    Subscribers/     Basic                   Income      Adjusted      Term
                                     Area       Passed      Lines      Penetration    Revenue     (Loss)      EBITDA(1)    Debt (2)
                                   --------   ---------  ------------  ----------- | --------    --------     ---------    --------
                                                                                   |              (In thousands)(3)
                                                                                   |
LATIN AMERICA                                                                      |
-------------                                                                      |
Multi-channel TV Subscribers:                                                      |
 Chile..........................  2,321,000   1,472,890     359,153       24.4%    | $83,505     $(12,580)    $ 16,365    $115,470
 Mexico.........................    341,600     166,117      53,518       32.2%    | $ 7,141     $    133     $  1,900    $    233
 Brazil (Jundiai)...............     70,000      52,243      18,947       36.3%    | $ 5,471     $     16     $  1,602    $     77
 Brazil (TVSB)..................    387,000     306,000      12,018        3.9%    | $ 5,106     $   (827)    $  1,120    $     --
 Peru...........................    140,000      28,324       6,662       23.5%    | $ 1,021     $ (1,056)    $   (477)   $     99
                                  ---------   ---------   ---------                |
   Total........................  3,259,600   2,025,574     450,298                |
                                  ---------   ---------   ---------                |
Telephony Lines (4):                                                               |
 Chile..........................     25,000      16,676       2,031       12.2%    |
                                  ---------   ---------   ---------                |
Programming Subscribers:                                                           |
 Latin American.................        N/A         N/A   1,194,000         N/A    | $    26     $ (8,281)    $ (8,358)   $  1,459
                                  ---------   ---------   ---------                |
TOTAL COMPANY                                                                      |
-------------                                                                      |
 Multi-channel TV Subscribers...  9,636,021   7,153,889   3,004,844                |
                                  =========   =========   =========                |
 Telephony Lines................    679,000     161,311      65,918                |
                                  =========   =========   =========                |
 Programming Subscribers........        N/A         N/A   2,181,403                |
                                  =========   =========   =========                |

                                                        As of and for the Nine Months Ended September 30, 1998
                                  -------------------------------------------------------------------------------------------------
                                                Homes in                 Basic                       Net                    Long-
PROPORTIONATE DATA                 Paid-in      Service      Homes    Subscribers/                 Income     Adjusted      Term
                                  Ownership       Area       Passed      Lines       Revenue       (Loss)     EBITDA(1)    Debt (2)
                                  --------- |  ---------    --------  ------------ | -------     ---------    ---------   ---------
                                            |                                      |             (In thousands) (3)
                                            |                                      |
EUROPE                                      |                                      |
------                                      |                                      |
Multi-channel TV Subscribers:               |                                      |
 The Netherlands (UTH)..........  25.5-51.0%|    623,542     607,822     567,957   | $53,305     $ (9,210)    $ 26,445    $126,197
 Austria........................    95.0%   |  1,017,108     853,041     420,466   | $65,809     $ (2,290)    $ 31,701    $117,478
 Hungary (Telekabel Hungary)....    79.25%  |    714,439     389,091     327,397   | $ 5,267     $    874     $  2,080    $     --
 Israel.........................    23.3%   |    139,800     132,577      92,193   | $18,536     $  1,735     $  9,748    $ 58,250
 Norway.........................   100.0%   |    529,924     461,759     319,769   | $35,034     $(24,344)    $ 13,022    $ 73,493
 Ireland (Princes Holdings).....    20.0%   |     76,000      75,441      29,050   | $ 6,171     $      1     $  2,374    $ 11,306
 Belgium........................   100.0%   |    133,000     133,000     127,574   | $14,538     $ (6,951)    $  5,144    $     --
 Malta..........................    25.0%   |     44,750      40,328      17,037   | $ 2,841     $    246     $  1,196    $  5,229
 Romania........................ 51.0-100.0%|    165,300      82,934      49,410   | $ 1,167     $    187     $    598    $     --
 Czech Republic.................   100.0%   |    229,531     148,963      52,268   | $ 3,570     $ (2,874)    $   (981)   $     --
 Hungary (Monor)................    43.3%   |     36,805      29,167      12,628   | $ 5,694     $ (1,529)    $  3,554    $ 22,855
 France.........................    99.6%   |     85,656      60,469      20,871   | $ 2,746     $ (4,401)    $ (1,568)   $     --
 Slovak Republic................ 75.0-100.0%|     62,499      22,771      11,759   | $   464     $ (1,121)    $   (523)   $     --
                                            |  ---------   ---------   ---------   |
   Total........................            |  3,858,354   3,037,363   2,048,379   |
                                            |  ---------   ---------   ---------   |
Telephony Lines:                            |                                      |
 Hungary (Monor)(4).............    43.3%   |     36,805      36,388      28,966   |
 The Netherlands (UTH)..........    25.5%   |    146,625      91,671       4,082   | $ 1,005     $ (1,505)    $ (1,401)   $     --
                                            |  ---------   ---------   ---------   |
   Total........................            |    183,430     128,059      33,048   |
                                            |  ---------   ---------   ---------   |
Programming Subscribers:                    |                                      |
 Spain/Portugal (IPS)...........    33.5%   |        N/A         N/A     206,360   | $ 4,004     $   (215)    $    684    $     --
 Ireland (Tara).................    75.0%   |        N/A         N/A     296,708   | $   388     $ (2,999)    $ (2,757)   $     --
 Czech Republic.................   100.0%   |        N/A         N/A     346,009   | $ 5,259     $   (745)    $   (215)   $     --
                                            |  ---------   ---------   ---------   |
   Total........................            |        N/A         N/A     849,077   |
                                            |  ---------   ---------   ---------   |
Data Subscribers:                           |                                      |
 Internet....................... 25.5-100.0%|        N/A         N/A       8,278   | $    --     $ (2,685)    $ (2,189)   $     --
                                            |  ---------   ---------   ---------   |
                                                                           21

                                                     As of and for the Nine Months Ended September 30, 1998 (Cont.)
                                  -------------------------------------------------------------------------------------------------
                                                Homes in                 Basic                       Net                    Long-
PROPORTIONATE DATA                 Paid-in      Service      Homes    Subscribers/                 Income     Adjusted      Term
                                  Ownership       Area       Passed      Lines       Revenue       (Loss)     EBITDA(1)    Debt (2)
                                  --------- |  ---------    --------  ------------ | -------     ---------    ---------   ---------
                                            |                                      |             (In thousands) (3)
                                            |                                      |
ASIA/PACIFIC                                |                                      |
------------                                |                                      |
Multi-channel TV Subscribers:               |                                      |
 Australia (Austar).............    98.0%   |  2,043,300   2,031,252     246,230   | $54,591     $(91,596)    $(14,997)   $ 73,341
 Philippines....................    19.2%   |    115,200      69,306      27,898   | $ 1,906     $   (405)    $    330    $     --
 Tahiti.........................    88.2%   |     27,342      17,753       5,402   | $ 3,301     $ (1,903)    $    120    $    752
 New Zealand....................    63.7%   |     89,817      27,208       2,963   | $   480     $ (4,630)    $ (4,557)   $  4,903
                                            |  ---------   ---------   ---------   |
   Total........................            |  2,275,659   2,145,519     282,493   |
                                            |  ---------   ---------   ---------   |
Telephony  Lines (4):                       |                                      |
 New Zealand....................    63.7%   |     89,817      17,182       2,669   |
                                            |  ---------   ---------   ---------   |
Programming Subscribers:                    |                                      |
 Australia (XYZ Entertainment)..    49.0%   |        N/A         N/A     317,155   | $ 4,943     $    126     $  1,755    $     --
                                            |  ---------   ---------   ---------   |
LATIN AMERICA                               |                                      |
-------------                               |                                      |
Multi-channel TV Subscribers:               |                                      |
 Chile..........................    34.0%   |    789,140     531,716     131,808   | $28,537     $ (4,514)    $  7,306    $ 35,492
 Mexico.........................    49.0%   |    167,384     109,207      27,492   | $ 3,466     $  1,309     $  1,090    $     --
 Brazil (Jundiai)...............    46.3%   |     32,410      31,257       9,152   | $ 3,264     $    332     $    954    $     18
 Brazil (TVSB)..................    45.0%   |    174,150     137,700       5,599   | $ 1,928     $   (811)    $   (243)   $     --
 Peru...........................   100.0%   |    140,000      50,504       8,104   | $ 1,435     $ (1,950)    $   (335)   $     --
                                            |  ---------   ---------   ---------   |
   Total........................            |  1,303,084     860,384     182,155   |
                                            |  ---------   ---------   ---------   |
Telephony Lines (4):                        |                                      |
 Chile..........................    34.0%   |    789,140      38,522       4,566   |
                                            |  ---------   ---------   ---------   |
Programming Subscribers:                    |                                      |
 Latin American.................    50.0%   |        N/A         N/A   1,575,580   | $ 1,386     $ (6,901)    $ (6,689)   $     --
                                            |  ---------   ---------   ---------   |
TOTAL COMPANY                               |                                      |
-------------                               |                                      |
 Multi-channel TV Subscribers...            |  7,437,097   6,043,266   2,513,027   |
                                            |  =========   =========   =========   |
 Telephony Lines................            |  1,062,387     183,763      40,283   |
                                            |  =========   =========   =========   |
 Programming Subscribers........            |        N/A         N/A   2,741,812   |
                                            |  =========   =========   =========   |
 Data Subscribers...............            |        N/A         N/A       8,278   |
                                            |  =========   =========   =========   |

                                                        As of and for the Nine Months Ended September 30, 1997
                                  -------------------------------------------------------------------------------------------------
                                                Homes in                 Basic                       Net                    Long-
                                   Paid-in      Service      Homes    Subscribers/                 Income     Adjusted      Term
PROPORTIONATE DATA                Ownership       Area       Passed      Lines       Revenue       (Loss)     EBITDA(1)    Debt (2)
                                  --------- |  ---------    --------  ------------ | -------     ---------    ---------   ---------
                                            |                                      |             (In thousands) (3)
                                            |                                      |
EUROPE                                      |                                      |
------                                      |                                      |
Multi-channel TV Subscribers:               |                                      |
 The Netherlands (A2000)........    25.0%   |    142,250     140,608     129,962   | $ 9,605     $ (2,664)    $  3,248    $48,629
 The Netherlands (KTE)..........    50.0%   |     49,179      47,704      45,319   | $ 4,017     $   (503)    $  2,434    $22,577
 Austria........................    47.5%   |    400,995     299,511     206,181   | $30,635     $     10     $ 15,450    $    --
 Hungary (Kabelkom).............    25.0%   |     75,000      71,837      64,789   | $ 4,704     $    404     $  1,563    $    --
 Israel.........................    11.6%   |     41,760      40,201      27,532   | $ 7,955     $  1,251     $  3,966    $   444
 Norway......................... 35.1-50.0% |    227,414     194,696     135,183   | $15,500     $ (5,740)    $  5,527    $36,569
 Ireland (Princes Holdings).....    10.0%   |     35,500      34,961      12,859   | $ 2,637     $   (256)    $    834    $ 4,788
 Belgium........................    50.0%   |     66,500      66,500      63,219   | $ 7,971     $   (342)    $  3,018    $    --
 Malta..........................    12.5%   |     22,375      18,899       7,125   | $ 1,099     $   (133)    $    416    $ 2,288
 Romania........................ 25.5-45.0% |     51,900      21,891      11,479   | $   172     $     49     $    111    $    --
 Czech Republic.................    50.0%   |    135,550      71,917      24,977   | $ 1,440     $ (4,510)    $ (1,504)   $    --
 Hungary (Monor)................    46.3%   |     39,355      25,759      10,039   | $ 4,943     $ (2,901)    $  2,850    $13,890
 France.........................    49.5%   |     42,570      11,437       2,283   | $   420     $ (1,405)    $    964    $    --
 Slovak Republic................    37.5%   |      8,190       7,381       5,598   | $   135     $   (132)    $    (51)   $    --
                                            |  ---------   ---------   ---------   |
   Total........................            |  1,338,538   1,053,302     746,545   |
                                            |  ---------   ---------   ---------   |
                                                                          22

                                                    As of and for the Nine Months Ended September 30, 1997 (Cont.)
                                  -------------------------------------------------------------------------------------------------
                                                Homes in                 Basic                       Net                    Long-
PROPORTIONATE DATA                 Paid-in      Service      Homes    Subscribers/                 Income     Adjusted      Term
                                  Ownership       Area       Passed      Lines       Revenue       (Loss)     EBITDA(1)    Debt (2)
                                  --------- |  ---------    --------  ------------ | -------     ---------    ---------   ---------
                                            |                                      |             (In thousands) (3)
                                            |                                      |
EUROPE (Cont.)                              |                                      |
--------------                              |                                      |
Telephony Lines (4):                        |                                      |
 Hungary (Monor)................    46.3%   |     39,355      38,909      28,073   |
 The Netherlands (A2000)........    25.0%   |    142,250      15,150         814   |
                                            |  ---------   ---------   ---------   |
   Total........................            |    181,605      54,059      28,887   |
                                            |  ---------   ---------   ---------   |
Programming Subscribers:                    |                                      |
 Spain/Portugal (IPS)...........    33.5%   |        N/A         N/A     105,525   | $ 2,085     $ (2,271)    $ (1,328)   $ 1,173
 Ireland (Tara).................   100.0%   |        N/A         N/A     148,403   | $    20     $ (4,133)    $ (3,973)   $    --
                                            |  ---------   ---------   ---------   |
   Total........................            |        N/A         N/A     253,928   |
                                            |  ---------   ---------   ---------   |
ASIA/PACIFIC                                |                                      |
------------                                |                                      |
Multi-channel TV Subscribers:               |                                      |
 Australia (Austar).............   98.0%    |  1,589,560   1,557,220     175,255   | $34,869     $(53,267)    $(11,151)   $52,881
 Philippines....................   39.2%    |    235,200      68,463      25,398   | $ 1,513     $   (169)    $    438    $    --
 Tahiti.........................   88.2%    |     27,342      17,753       5,519   | $ 1,654     $ (1,271)    $    597    $   860
 New Zealand....................   63.7%    |     89,817      12,819       1,802   | $   148     $ (2,568)    $ (1,814)   $    11
                                            |  ---------   ---------   ---------   |
   Total........................            |  1,941,919   1,656,255     207,974   |
                                            |  ---------   ---------   ---------   |
Programming Subscribers:                    |                                      |
 Australia (XYZ Entertainment)..   24.5%    |        N/A         N/A     128,380   | $ 2,014     $ (1,440)    $   (854)   $    --
                                            |  ---------   ---------   ---------   |
LATIN AMERICA                               |                                      |
-------------                               |                                      |
Multi-channel TV Subscribers:               |                                      |
 Chile..........................   34.0%    |    789,140     500,783     122,112   | $28,392     $ (4,277)    $  5,564    $39,260
 Mexico.........................   49.0%    |    167,384      81,397      26,224   | $ 3,499     $     65     $    931    $   114
 Brazil (Jundiai)...............   46.3%    |     32,410      24,189       8,772   | $ 2,533     $      7     $    742    $    36
 Brazil (TVSB)..................   40.0%    |    154,800     122,400       4,807   | $ 2,042     $   (331)    $    448    $    --
 Peru........................... 97.7-100.0%|    137,470      27,778       6,533   | $ 1,001     $ (1,035)    $   (468)   $    97
                                            |  ---------   ---------   ---------   |
   Total........................            |  1,281,204     756,547     168,448   |
                                            |  ---------   ---------   ---------   |
Telephony Lines (4):                        |                                      |
 Chile..........................   34.0%    |      8,500       5,670         691   |
                                            |  ---------   ---------   ---------   |
Programming Subscribers:                    |                                      |
 Latin American.................   50.0%    |        N/A         N/A     597,000   | $    13     $ (4,141)    $ (4,179)   $   730
                                            |  ---------   ---------   ---------   |
TOTAL COMPANY                               |                                      |
 Multi-channel TV Subscribers...            |  4,561,661   3,466,104   1,122,967   |
                                            |  =========   =========   =========   |
 Telephony Lines................            |    190,105      59,729      29,578   |
                                            |  =========   =========   =========   |
 Programming Subscribers........            |        N/A         N/A     979,308   |
                                            |  =========   =========   =========   |

(1) Adjusted EBITDA represents net income (loss), as determined using generally accepted accounting principles which may differ from those used in the United States, plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principles measure of performance or liquidity as an indicator of an entity's operating performance.

(2) Operating systems in the following countries reported consolidated debt for 1998: Austria, Norway, Australia (Austar only), Tahiti and New Zealand. Operating systems in the following countries reported consolidated debt for 1997: Australia (Austar only), Tahiti, New Zealand and Peru. Consolidated debt is included in the condensed consolidated financial statements in Notes 7 and 8.
(3) The financial information presented above has been taken from unaudited financial information of the respective operating companies that were providing service as of September 30, 1998. Certain information presented above has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles. In addition, certain amounts have been converted to U.S. dollars using the September 30, 1998 exchange rates for the convenience translation. Operating systems in the following countries reported to the Company in U.S. dollars for 1998: Hungary (Monor only), Spain/Portugal and Brazil. Operating systems in the following countries reported to the Company in U.S. dollars for 1997: Ireland (Tara only), Hungary, Spain/Portugal, Brazil, Mexico, Chile, Peru and Tahiti. Therefore, the financial information presented above for these countries was not affected by the convenience translation.
(4) Financial information for telephony is included in multi-channel TV information above.

LIQUIDITY AND CAPITAL RESOURCES

UIH

UIH has financed its acquisitions and funding of its video, voice and data systems in the three main regions of the world in which UIH operates primarily through public and private debt and equity as well as dividends received from the sale of non-strategic assets by certain subsidiaries. These resources have also been used to refinance certain debt instruments and facilities as well as to cover corporate overhead. The following table outlines the sources and uses of cash, cash equivalents, restricted cash and short-term liquid investments (for purposes of this table only, "cash equivalents") for UIH (parent only) from inception to date:

                                                                              For the Nine
                                                        Inception to          Months Ended
UIH (Parent Only)                                     February 28, 1998     November 30, 1998        Total
-----------------                                     -----------------     -----------------      ---------
                                                                             (In thousands)
Financing Sources:
  Gross bond proceeds...............................     $1,138,100             $     --           $1,138,100
  Gross equity proceeds (1).........................        367,100               37,700              404,800
  Asset sales, dividends and note payments..........        216,100                9,700              225,800
  Interest income and other.........................         26,300                6,200               32,500
                                                         ----------             --------           ----------
       Total sources................................      1,747,600               53,600            1,801,200
                                                         ----------             --------           ----------
Application of Funds:
  Investment in:
    UPC.............................................       (363,100)             (80,800)            (443,900)
    UAP (1).........................................       (160,000)             (86,200)            (246,200)
    ULA.............................................       (224,200)             (59,800)            (284,000)
    Other...........................................        (25,800)                  --              (25,800)
                                                         ----------             --------           ----------
       Total........................................       (773,100)            (226,800)            (999,900)
  Repayment of debt (2).............................       (531,800)                  --             (531,800)
  Offering costs....................................        (63,700)                (800)             (64,500)
  Corporate equipment and development...............        (25,600)                (100)             (25,700)
  Corporate overhead and other......................        (98,200)             (16,900)            (115,100)
                                                         ----------             --------           ----------
       Total uses...................................     (1,492,400)            (244,600)          (1,737,000)
                                                         ----------             --------           ----------
  Period change in cash equivalents.................        255,200             (191,000)              64,200
  Cash equivalents, beginning of period.............             --              255,200                   --
                                                         ----------             --------           ----------
  Cash equivalents, end of period...................     $  255,200             $ 64,200               64,200
                                                         ==========             ========
UIH's Subsidiaries
------------------
Cash equivalents, end of period:
  UPC...............................................                                                   28,400
  UAP...............................................                                                    5,600
  ULA...............................................                                                    9,400
  Other.............................................                                                    5,348
                                                                                                   ----------
       Total consolidated...........................                                               $  112,948
                                                                                                   ==========

(1) Includes issuance/use of $29.8 million and $29.5 million in convertible preferred stock in 1995 and 1998, respectively, to acquire interests in Australia as well as $50.0 million in common stock in 1995 to acquire the initial interest in UPC.
(2)  Includes tender premium of $60.0 million.

Including its consolidated subsidiaries, UIH had $112.9 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of November 30, 1998. UIH (parent only) had $64.2 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of November 30, 1998. Sources of cash in the next year may include the exercise of existing warrants to purchase UIH common stock (approximately $21.6 million, if exercised), the repayment of up to approximately $84.4 million of inter-company loans (including interest) to UPC, the raising of additional private or public equity and/or the receipt of dividends from the sale of non-strategic assets by certain subsidiaries. Uses of cash in the next year may include continued funding to the Asia/Pacific and Latin America regions to meet the existing growth plans of its systems in those regions and corporate overhead. UIH does not expect to contribute additional capital to UPC for its on-going operating or development requirements, as UPC will finance its operating systems and development opportunities with its operating cash flow and proceeds from its UPC Offering scheduled for early 1999. Management estimates approximately $42.3 million from UIH will be required by systems in the Asia/Pacific region through December 1999, and approximately $55.4 million from UIH will be required by systems in the Latin America region. Management believes that UIH's existing capital resources, combined with the anticipated repayment of certain inter-company loans and potential debt or equity financings will enable UIH to assist in satisfying the operating and development requirements of its subsidiaries and to cover corporate overhead for the next year. However, there can be no assurance that UIH will be successful in obtaining all or any of such sources of cash. To the extent UIH pursues new acquisitions or development opportunities, UIH would need to raise additional capital or seek strategic partners.

UPC

UPC has financed its operations and acquisitions primarily from cash contributed by UIH upon the formation of UPC, debt financed at the UPC corporate level, project debt financed at the operating company level and operating cash flow. UPC has used these capital resources to fund acquisitions, developing systems and corporate overhead. UPC has financed its well-established systems and, when possible, its developing systems with project debt and operating cash flow. Also, well-established systems generally have stable positive cash flows, to the extent permitted by applicable credit facilities, may be used to fund other operations. Developing systems, which are at various stages of construction and development, will generally depend on UPC for some of the funding for their cash needs until project financing can be secured.

UPC had approximately $28.4 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of September 30, 1998. UPC is required to satisfy certain obligations in the near future, including the repayment of an $18.0 million short-term promissory note, payable on the latter of 90 days after notice by the note holder or June 30, 1999, and the UPC Tranche B Facility which has been extended to the earlier of the closing of the UPC Offering or June 1999. Certain of UPC's minority-owned systems also have debt facilities that are due in the next year. UPC has additional borrowing capacity at the corporate and project debt level, and is currently negotiating with the UPC Tranche A Facility lenders about a potential restructuring of the facility to reflect future operations. In November 1998, approximately $6.5 million of unused restricted cash was released to UPC after the exercise of an option to acquire the remaining interest in Janco. Also in November 1998, UPC received net proceeds of $22.0 million under a promissory note. Sources of cash in the next year will primarily include proceeds from the UPC Offering. The proceeds from the UPC Offering are expected to be used for capital expenditures and to fund other costs associated with UPC's network upgrade, the build and launch of UPC's telephony and Internet/data services businesses as well as repayment of the UPC Tranche B Facility and, to the extent proceeds are large enough for the repayment, certain inter-company notes to UIH. Management believes that UPC's existing capital resources, combined with the anticipated refinancing or extensions of some short-term facilities, the remaining availability on current facilities and proceeds from the UPC Offering will enable UPC to satisfy its operating and development requirements for the next year, although there can be no assurance UPC will be successful in completing all or any of such financings or the UPC Offering. To the extent UPC pursues new acquisitions or development opportunities, UPC would need to raise additional capital, either through the issuance of debt or equity securities or through project level borrowings.

UAP

UAP has financed its operations and acquisitions primarily from cash and UIH preferred stock contributed by UIH, public bonds at the UIH A/P level and project debt financed at the operating company level. UAP has used these capital resources to fund acquisitions, developing systems and corporate overhead.

Developing systems, which are at various stages of construction and development, will generally depend on both funding from UIH and project financing to meet their growth needs.

UAP had approximately $5.6 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of September 30, 1998. Although not required to satisfy any short-term obligations in the next year, Austar secured the A$400.0 million New Austar Bank Facility, of which the first A$170.0 million is intended to refinance the Austar Bank Facility by early 1999 and the remaining A$230.0 million is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. In the interim, Austar has received a supplemental amendment to the existing Austar Bank Facility which allows Austar to draw up to A$60.0 million for a maximum of six months from the initial cash draw down.

Based upon current plans and budgeted subscriber churn, Austar will require approximately $118.2 million for expansion plans in 1999, an increase over previously-disclosed estimates, primarily due to the acquisition of approximately 500,000 homes related to the acquisition of certain assets of ECT and due to an increase in satellite programming and transmission costs resulting from the recent agreements with Foxtel Management Pty Limited ("Foxtel") and Optus Vision Pty Limited ("Optus"). There can be no assurance, however, that further additional capital will not be required from UAP or other sources. The required capital for 1999 will be funded substantially by the New Austar Bank Facility ($78.8 million), assuming that the New Austar Bank Facility will refinance the Austar Bank Facility by early 1999, and contributions from UIH of approximately $39.4 million. The remaining sources of funds for such expansion may include the raising of private or public equity or the sale of non-strategic assets. Saturn's capital needs include approximately $42.6 million for completion of the network in 1999, required by Saturn to offer cable television and telephony services. This capital will be funded substantially by the Saturn Bank Facility. The Saturn Bank Facility totals NZ$125.0 million ($65.7 million) of which NZ$73.0 million ($38.4 million) is available through May 1999. The maximum facility is subject to Saturn obtaining irrevocable commitments from other financing sources. There can be no assurance, however, that further additional capital will not be required from UIH or other sources.

UAP may or may not be successful in completing all or any of the aforementioned financings. Management of UAP believes that financial support from UIH, proceeds from borrowings on the New Austar Bank Facility and Saturn Bank Facility combined with, if necessary, reductions in planned capital expenditures, is sufficient to sustain its operations through at least the end of 1999.

ULA

ULA has financed its operations and acquisitions primarily from cash contributed by UIH, asset sales, ULA corporate-level debt and project debt financed at the operating company level. ULA's systems, which are at various stages of construction and development, will generally depend on funding from UIH and project financing to meet their growth needs. ULA anticipates additional funding for VTRH and other various projects totaling approximately $55.4 million through 1999. ULA had approximately $9.4 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of September 30, 1998. The primary source of cash in the next year will be provided by UIH. ULA is also required to satisfy certain obligations in the next year, including the $8.0 million ULA Revolving Credit Facility due February 1999 and the $5.6 million TVSB promissory note due October 1999. In addition to continued investment by UIH, other sources of funds for growth for ULA systems may include the raising of private or public equity or the sale of non-strategic assets. ULA may or may not be successful in completing all or any of such financings. Management of ULA believes, however, that financial support from UIH combined with, if necessary, reductions in planned capital expenditures, is sufficient to sustain its operations through at least the end of 1999.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 1998

The Company incurred a net loss during the nine months ended November 30, 1998 of $335.0 million, which included non-cash items such as depreciation and amortization expense totaling $145.0 million, accretion of interest on the UIH and UIH A/P senior notes and amortization of deferred financing costs totaling $108.4 million, equity in net losses of affiliated companies of $40.9 million and non-cash compensation expense related to stock options totaling $20.1 million.

Cash and cash equivalents decreased $236.2 million from $303.4 million as of February 28, 1998 to $67.2 million as of November 30, 1998. Principal sources of cash during the nine months ended November 30, 1998 included $182.1 million of borrowings on subsidiary credit facilities, $10.8 million from the release of restricted cash, $7.4 million from the issuance of common stock, $6.4 million of cash contributed from minority interest partners and $7.5 million of repayments on notes receivable and other sources during the period.

During the nine months ended November 30, 1998, cash was used principally for additions to property, plant and equipment totaling $146.3 million, payment on subsidiary credit facilities of $133.7 million, investments in the Company's affiliated companies totaling $131.7 million (including $88.0 million for UPC's purchase of the assets of Combivisie), $31.3 million to fund operating activities and $7.4 million of deferred financing costs and other uses during the period.

FOR THE NINE MONTHS ENDED NOVEMBER 30, 1997

The Company began consolidating the results of UPC effective December 11, 1997. The Company incurred a net loss during the nine months ended November 30, 1997 of $158.1 million, which included non-cash items such as accretion of interest on the UIH and UIH A/P senior notes and amortization of deferred financing costs totaling $80.6 million, depreciation and amortization expense totaling $62.0 million and equity in net losses of affiliated companies of $54.3 million.

Cash and cash equivalents increased $142.0 million from $68.8 million as of February 28, 1997 to $210.8 million as of November 30, 1997. Principal sources of cash during this period included $211.1 million from the sale of the Company's Argentine cable systems, $110.0 million of borrowings under the former ULA credit agreement, $66.0 million of borrowings under the Austar Bank Facility, $38.0 million of borrowings from the ULA Revolving Credit Facility, $42.1 million of net proceeds from the net change in short-term liquid investments, $29.9 million gross proceeds from the issuance of the 1997 UIH A/P Notes, $19.6 million from the purchase of a 35.0% interest in Saturn by Sasktel Holdings (New Zealand), Inc., $12.2 million of repayments on notes receivable and $7.4 million in proceeds from the sale of property, plant and equipment and other sources.

During the nine months ended November 30, 1997, principal uses of cash included $113.5 million of payments on capital leases and other debt, primarily the former ULA credit agreement, $74.5 million of additions to property, plant and equipment to continue the build-out of existing projects, primarily Austar, $56.5 million of investments in affiliated companies and acquisition of assets, $46.4 million in payment of sellers notes, the funding of operating activities of $44.8 million, a decrease of $29.4 million in construction payables, $13.6 million of restricted cash deposited, $11.0 million of deferred financing costs and $4.6 million of other investing and financing uses during the period.

RESULTS OF OPERATIONS

The Company translates revenue and expense from its foreign subsidiaries using the weighted-average exchange rates during the period. However, for ease of presentation, the spot rates for the Company's significant consolidated subsidiaries (The Netherlands guilder for UPC and the Australian dollar for Austar) are presented below per one U.S. dollar.


                                         The Netherlands        Australian
                                             Guilder              Dollar
                                         ---------------        -----------

     September 30, 1998................       1.8900              1.6855
     December 31, 1997.................       2.0200              1.5378
     September 30, 1997................       1.9400              1.3778
     December 31, 1996.................       1.7410              1.2583

The following tables display consolidated system operating data by region for the Company's fiscal periods ended November 30, 1998 and 1997, respectively.

                                                For the Three Months Ended                  For the Three Months Ended
                                                    September 30, 1998                          September 30, 1997
                                     --------------------------------------------  ------------------------------------------
                                                  Asia/      Latin                             Asia/      Latin
                                       Europe    Pacific    America      Total      Europe    Pacific    America      Total
                                     ---------- ----------- --------- -----------  ------------------------------- ----------
                                                    (In thousands)                               (In thousands)
     Service and other revenue....... $ 50,234   $ 22,180    $ 335     $ 72,749     $    19   $ 18,341   $ 5,000    $ 23,360
     System operating expense ....... $(17,687)  $(22,382)   $(521)    $(40,590)    $  (932)  $(12,996)  $(3,396)   $(17,324)
     System selling, general and
       administrative expense........ $(36,099)  $(13,965)   $(364)    $(50,428)    $  (411)  $(14,220)  $(1,468)   $(16,099)
     Adjusted EBITDA (1)(2).......... $ 17,885   $(14,167)   $(331)    $  3,387     $(1,324)  $ (8,875)  $   136    $(10,063)

                                                 For the Nine Months Ended                   For the Nine Months Ended
                                                     September 30, 1998                          September 30, 1997
                                     --------------------------------------------  ------------------------------------------
                                                  Asia/      Latin                             Asia/      Latin
                                       Europe    Pacific    America     Total       Europe    Pacific    America     Total
                                     ---------------------- --------- -----------  ------------------------------- ----------
                                                    (In thousands)                                (In thousands)
     Service and other revenue....... $142,665   $ 63,358   $ 1,265   $ 207,288     $    19   $ 49,052   $18,648    $ 67,719
     System operating expense ....... $(50,078)  $(53,104)  $(1,468)  $(104,650)    $(2,382)  $(34,060)  $(8,778)   $(45,220)
     System selling, general and
       administrative expense........ $(66,659)  $(38,029)  $(1,354)  $(106,042)    $(1,612)  $(37,025)  $(6,385)   $(45,022)
     Adjusted EBITDA (1)(2).......... $ 50,607   $(27,775)  $ 1,807   $  24,639     $(3,975)  $(22,033)  $ 3,485    $(22,523)

     (1) Adjusted EBITDA represents net loss, as determined using United States generally accepted accounting principles, plus net interest expense, income tax expense, depreciation, amortization, minority interest, management fee expense, currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider adjusted EBITDA to be an appropriate measure of the performance of multi-channel television operations. Adjusted EBITDA should not be considered as an alternative to net income or to cash flows or to any other generally accepted accounting principle measure of performance or liquidity as an indicator of an entity's operating performance.
     (2) For the three months ended September 30, 1998, the adjusted EBITDA excludes $16,054 and $219 for Europe and Latin America, respectively, for certain non-cash compensation expense charges related to stock options. For the nine months ended September 30, 1998, the adjusted EBITDA excludes $16,054 and $3,364 for Europe and Latin America, respectively, for certain non-cash compensation expense charges related to stock options. For the three and nine-months ended September 30, 1998 adjusted EBITDA includes $5,383 and $8,625 of management fee revenue for Europe, respectively.


SERVICE AND OTHER REVENUE. The Company's service and other revenue increased $49.4 million and $139.6 million for the three and nine months ended November 30, 1998 compared to the amounts for the corresponding periods in the prior year.

     EUROPE
     ------

     UPC

     The Company began consolidating the results of UPC effective December 11, 1997. During the nine months ended September 30, 1998 as compared to September 30, 1997, UPC's service and other revenue increased $15.4 million from $126.8 million to $142.2 million, an 12.1% increase. On a functional currency basis, UPC's service and other revenue increased NLG41.9 million from NLG245.9 million to NLG287.8 million, a 17.0% increase. A substantial portion of this increase was directly attributable to the acquisitions of Combivisie effective January 1, 1998 and Telekabel Hungary effective July 1, 1998. The remaining increase in service and other revenue was comprised of subscriber growth and the tiering of services in Austria and subscriber growth in UPC's developing systems in France, the Slovak Republic and

     Romania. UPC's service and other revenue was negatively impacted by $6.2 million due to fluctuation in exchange rates between the nine months ended September 30, 1998 and 1997.

     ASIA/PACIFIC
     ------------

     AUSTAR

     Service and other revenue for Austar increased $3.6 million, or 21.2%, from $17.0 million for the three months ended September 30, 1997 to $20.6 million for the three months ended September 30, 1998. Service and other revenue for Austar increased $13.4 million, or 29.5%, from $45.5 million for the nine months ended September 30, 1997 to $58.9 million for the nine months ended September 30, 1998. On a functional currency basis, Austar's service and other revenue increased A$11.5 million, from A$23.1 million for the three months ended September 30, 1997 to A$34.6 million for three months ended September 30, 1998, a 49.8% increase. Austar's service and other revenue increased A$33.9 million, from A$60.0 million for the nine months ended September 30, 1997 to A$93.9 million for the nine months ended September 30, 1998, a 56.5% increase. These increases were primarily due to subscriber growth in existing franchise areas (251,255 at September 30, 1998 compared to 178,832 at September 30, 1997) as Austar continues to roll-out its services. These increases were negatively impacted by $4.9 million due to fluctuation in exchange rates between the three months ended September 30, 1998 and 1997 and $12.3 million due to fluctuation in exchange rates between the nine months ended September 30, 1998 and 1997.

     LATIN AMERICA
     -------------

     For the three and nine months ended November 30, 1997, the Company consolidated the results of its operating system in Bahia Blanca,
     Argentina. In October 1997, the Company sold its Argentine assets; therefore, the service and other revenue from the Latin American region for the three and nine months ended November 30, 1998 represents only Cable Star.

SYSTEM OPERATING EXPENSE. System operating expense increased $23.3 million and $59.4 million during the three and nine months ended November 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year.

     EUROPE
     ------

     UPC

     The Company began consolidating the results of UPC effective December 11, 1997. During the nine months ended September 30, 1998 as compared to September 30, 1997, UPC's operating expense increased $3.2 million, from $45.0 million to $48.2 million, a 7.1% increase. On a functional currency basis, UPC's operating expense increased NLG10.3 million from NLG87.2 million to NLG97.5 million, an 11.8% increase. The most significant portion of this increase was attributable to the acquisitions of Combivisie effective January 1, 1998 and Telekabel Hungary effective July 1, 1998, with the remaining increase comprised of direct costs related to subscriber growth and increased operating costs related to the introduction of UPC's Internet/data services. The amounts reported in U.S. dollars were positively impacted by $2.1 million due to fluctuation in exchange rates between the nine months ended September 30, 1998 and 1997. As a percentage of service and other revenue, operating expense declined from 35.5% for the nine months ended September 30, 1997 to 33.9% for the comparable nine-month period in 1998 due primarily to the lower operating costs in the Combivisie system. The Company expects operating costs as a percentage of service and other revenue to increase as new video, telephony and Internet/data services are introduced.

     ASIA/PACIFIC
     ------------

     AUSTAR

     Operating expense for Austar increased $8.5 million, or 74.6%, from $11.4 million for the three months ended September 30, 1997 to $19.9 million for the three months ended September 30, 1998. Operating expense for Austar increased $15.7 million, or 52.7%, from $29.8 million for the nine months ended September 30, 1997 to $45.5 million for the nine months ended September 30, 1998. On a functional currency basis, Austar's operating expense increased A$17.9 million, from A$15.5 million for the three months ended September 30, 1997 to A$33.4 million for the three months ended September 30, 1998, a 115.5% increase. Austar's operating expense increased A$34.0 million, from A$39.4 million for the nine months ended September 30, 1997 to A$73.4 million for the nine months ended September 30, 1998, an

     86.3% increase. These increases were primarily due to an increase in satellite programming costs resulting from an increase in subscribers and from the May 1998 agreements with Foxtel and Optus to obtain additional programming rights in connection with the receivership of Australis Media Limited ("Australis") as well as additional satellite platform costs associated with the May 1998 joint venture with Optus. The Company expects that the restructuring of programming costs for certain channels will result in somewhat higher costs in the next year for these channels which will be offset by lower costs in the long-term when compared to Austar's previous agreements with Australis. The remainder of the increase between periods was due to an increase in salaries and benefits related to the additional personnel necessary to support Austar's establishment of local and state offices in its markets and an increase in customer subscriber management expenses related to volume increases in telephone, billing and collection costs. These increases were positively impacted by $4.7 million due to fluctuation in exchange rates between the three months ended September 30, 1998 and 1997 and positively impacted by $10.2 million due to fluctuation in exchange rates between the nine months ended September 30, 1998 and 1997.

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

     LATIN AMERICA
     -------------

     For the three and nine months ended November 30, 1997, the Company consolidated the results of its operating system in Bahia Blanca,
     Argentina. In October 1997, the Company sold its Argentine assets; therefore, the system operating expense from the Latin American region for the three and nine months ended November 30, 1998 represents only Cable Star.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense increased $34.3 million and $61.0 million during the three and nine months ended November 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year.

     EUROPE
     ------

     UPC

     The Company began consolidating the results of UPC effective December 11, 1997. During the nine months ended September 30, 1998 compared to September 30, 1997, UPC's selling, general and administrative expense increased $24.1 million, from $41.3 million to $65.4 million, a 58.4% increase. On a functional currency basis, UPC's selling, general and administrative expense increased NLG52.4 million, from NLG80.1 million to NLG132.5 million, a 65.4% increase. A substantial portion of this increase resulted from a stock-based compensation charge of NLG32.5 million attributable to UPC's stock option plans for the nine months ended September 30, 1998. This increase was also attributable to the acquisitions of Combivisie and Telekabel Hungary, with the remaining increase comprised of additional selling, general and administrative expense related to the development of new businesses, including further development of Internet/data services and preparation for the launch of telephony in Austria, The Netherlands (CNBH), France and Norway. UPC's selling, general and administrative expense was positively impacted by $2.8 million due to fluctuation in exchange rates between the nine months ended September 30, 1998 and 1997. As a percentage of service and other revenue, selling, general and administrative expense increased from 32.6% for the nine months ended September 30, 1997 to 46.0% for the comparable nine-month period in 1998. The Company expects selling, general and administrative expense as a percentage of service and other revenue to increase as new video, telephony and Internet/data services are introduced and due to increased stock based compensation expense.

     LATIN AMERICA
     -------------

     For the three and nine months ended November 30, 1997, the Company consolidated the results of its operating system in Bahia Blanca,
     Argentina. In October 1997, the Company sold its Argentine assets; therefore, the system selling, general and administrative expense from the Latin American region for the three and nine months ended November 30, 1998 represents only Cable Star.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $21.6 million and $83.0 million during the three and nine months ended November 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year as follows:

                                                                  For the Three Months Ended      For the Nine Months Ended
                                                                          November 30,                   November 30,
                                                                  --------------------------      -------------------------
                                                                     1998           1997             1998          1997
                                                                  ----------     -----------      ----------    -----------
                                                                                   (In thousands)
     Europe...................................................      $20,817        $    66         $ 68,103       $   185
     Asia/Pacific.............................................       23,287         22,061           75,181        57,797
     Latin America............................................          494            828              945         3,203
     Corporate................................................          243            247              735           768
                                                                    -------        -------         --------       -------
          Total depreciation and amortization expense.........      $44,841        $23,202         $144,964       $61,953
                                                                    =======        =======         ========       =======

     EUROPE
     ------

     UPC

     The Company began consolidating the results of UPC effective December 11, 1997. During the period ended September 30, 1998 as compared to September 30, 1997, UPC's depreciation and amortization expense increased $16.3 million, from $51.5 million to $67.8 million, a 31.7% increase. On a functional currency basis, UPC's depreciation and amortization expense increased NLG37.3 million, from NLG99.9 million to NLG137.2 million, a 37.3% increase. This increase was primarily due to the step up in basis associated with the acquisition of the remaining 50.0% interest in UPC in December 1997 as well as additional goodwill created by the transaction. Other factors increasing UPC's depreciation and amortization expense include the acquisitions of Combivisie and Telekabel Hungary and capital expenditures to upgrade UPC's core systems and to continue construction on UPC's developing systems. UPC's depreciation and amortization expense was positively impacted by $2.9 million due to fluctuation in exchange rates between the nine months ended September 30, 1998 and 1997.

     ASIA/PACIFIC
     ------------

     AUSTAR

     Depreciation and amortization expense from Austar increased $0.9 million, or 4.3%, from $20.9 million for the three months ended September 30, 1997 to $21.8 million for the three months ended September 30, 1998. Depreciation and amortization expense from Austar increased $15.4 million, or 28.2%, from $54.6 million for the nine months ended September 30, 1997 to $70.0 million for the nine months ended September 30, 1998. On a functional currency basis, Austar's depreciation and amortization expense increased A$8.0 million, from A$27.1 million for the three months ended September 30, 1997 to A$35.1 million for three months ended September 30, 1998, a 29.5% increase. Austar's depreciation and amortization expense increased A$38.0 million, from A$68.4 million for the nine months ended September 30, 1997 to A$106.4 million for the nine months ended September 30, 1998, a 55.6% increase. These increases were primarily due to the larger fixed asset base due to the significant deployment of operating assets to meet subscriber growth as well as an increase in depreciation expense related to subscriber disconnects. These increases were positively impacted by $5.0 million due to fluctuation in the exchange rates between the three months ended September 30, 1998 and 1997 and positively impacted by $13.3 million due to fluctuation in exchange rates between the nine months ended September 30, 1998 and 1997.

     LATIN AMERICA
     -------------

     For the three and nine months ended November 30, 1997, the Company consolidated the results of its operating system in Bahia Blanca,
     Argentina. In October 1997, the Company sold its Argentine assets; therefore, the depreciation and amortization expense from the Latin American region for the three and nine months ended November 30, 1998 represents only Cable Star.

INTEREST EXPENSE. Interest expense increased $16.9 million and $54.4 million during the three and nine months ended November 30, 1998, respectively, compared to the amounts for the corresponding periods in the prior year. These increases were primarily due to the greater accretion of interest on the $1,375.0 million aggregate principal amount of the 1998 Notes compared to the Old Notes and the new $45.4 million aggregate principal amount of the UIH A/P 1997 Notes as well as continued accretion on the $447.4 million aggregate principal amount of the UIH A/P 1996 Notes.

EQUITY IN LOSSES OF AFFILIATED COMPANIES, NET. The Company recognized net equity in losses of affiliated companies of $13.8 million and $40.4 million for the three and nine months ended November 30, 1998 compared to $16.0 million and $53.5 million for the same period in the prior year as follows:

                                                                  For the Three Months Ended      For the Nine Months Ended
                                                                          November 30,                   November 30,
                                                                  --------------------------      -------------------------
                                                                     1998           1997             1998           1997
                                                                  -----------    -----------      ----------     ----------
                                                                                   (In thousands)
     Europe...................................................      $ (7,586)     $(10,936)       $(22,953)       $(40,156)
     Asia/Pacific.............................................        (2,677)         (781)         (2,868)         (2,279)
     Latin America............................................        (3,553)       (4,262)        (14,561)        (11,086)
                                                                    --------      --------        --------        --------
          Total equity in losses of affiliated companies,
            net...............................................      $(13,816)     $(15,979)       $(40,382)       $(53,521)
                                                                    ========      ========        =========       ========

     EUROPE
     ------

     UPC

     The Company began consolidating the results of UPC effective December 11, 1997. Therefore, the equity in losses of affiliated companies from the European region for the three and nine months ended November 30, 1998 represents primarily the results of UPC's unconsolidated affiliates.

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

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' deficit. For the nine months ended November 30, 1998, the Company recorded a negative change in cumulative translation adjustments of $34.5 million primarily due to the strengthening of the U.S. dollar compared to the local currencies in Mexico, Chile, Hungary and Australia.

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

YEAR 2000 PROGRAM. In response to possible Year 2000 problems, the Board of Directors of the Company established a Task Force to assess the impact that potential Year 2000 problems may have on company-wide operations and to implement necessary changes to address such problems. The Task Force reports directly to the UIH Board. In creating a program to minimize Year 2000 problems, the Task Force identified certain critical operations of the business of the Company. These critical operations are service delivery systems, field and headend devices, customer service and billing systems, and corporate management and administrative operations (e.g., cash flow, accounts payable and accounts receivable, payroll and building operations).

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

At November 30, 1998, 89.0% of the operating systems within the Company had completed the Identification Phase and the Task Force is working on the Implementation Phase for these systems. The Task Force has researched almost 80.0% of the items identified during the Identification Phase as to Year 2000 compliance. Of the items researched, 69.0% are compliant and 9.0% are not compliant but can be easily remediated without significant cost to the Company. The remaining items require further research or additional testing. Currently, the Task Force expects to complete its research on substantially all of the items identified during first quarter 1999. In addition, the Task Force is supervising the Testing Phase of the computer systems for the Company's corporate operations. Based on current data to date, the computer systems for all corporate operations are expected to be in compliance with Year 2000 by mid-1999 and should not require material remediation or replacement.

The Task Force has targeted mid-1999 for commencement of the Testing Phase but such testing could commence in March 1999. At this time, the Company anticipates that all material aspects of the program will be completed before January 1, 2000. In general, the Company manages the program with its internal Task Force. In addition, the Company has retained two independent consultants to assist with the Year 2000 Program for the Company's operations in Europe. During the Implementation Phase, the Task Force will continue to evaluate the need for external resources to complete the Implementation Phase and implement the Testing Phase. In the event the Task Force elects to use additional external resources, such resources may not, however, be available.

In addition to its program, the Company is a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted the Company in developing its Year 2000 program. Part of the agenda of the working group is to develop test procedures and contingency plans for critical components of operating systems for the benefit of all its members. The test procedures are expected to be available to members, including the Company, during first quarter 1999.

THIRD PARTY DEPENDENCIES. The Company believes its largest Year 2000 risk is its dependency upon third-party products. Two significant areas on which the Company's systems depend upon third-party products are programming and telephony interconnects. The Company does not have the ability to control such parties in their assessment and remediation procedures for potential Year 2000 problems. Should these parties not be prepared for Year 2000, their systems may fail and the Company would not be able to provide its services to its customers. Notwithstanding these limitations, the Task Force monitors the websites for all vendors used by the Company, to the extent available, for information on such vendors' Year 2000 programs. To the extent applicable, the Task Force uses such information to verify Year 2000 compliance and to implement remediation procedures. The Company also has requested information from various third parties on the status of their Year 2000 compliance programs in an effort to prevent any possible interruptions or failures. To date, responses by programming vendors to such communications have been limited. The responses received state only that the party is working on Year 2000 issues and does not have a definitive position at this time. As a result, the Company is unable to assess the risk posed by its dependence upon such third parties' systems. Vendors for critical equipment components, such as the headend controllers mentioned below, have been more responsive and the Company believes substantially all of its equipment will be Year 2000 compliant. The Company can not, however, give any assurances concerning compliance of equipment because such belief is based on information provided by vendors which can not be independently verified and because of the uncertainties inherent in Year 2000 remediation.

The Company is considering certain limited contingency plans, including preparing back-up programming and stand-by power generators. Such contingency plans may not, however, resolve the problem in a satisfactory manner. With respect to other third-party systems, each UIH operating system is responsible for inquiring of their vendors and other entities with which they do business (e.g., utility companies, financial institutions and facility owners) as to such entities' Year 2000 compliance programs.

The Task Force is working closely with the manufacturers of the Company's headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in the UIH operating systems are not date sensitive. Where such equipment needs to be upgraded for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but such process is not wholly within the control of the Company or its systems. Approximately 85.0% of the headend controllers, which are considered the most critical component of the headend devices, have been upgraded. With respect to billing and customer care systems, the Company uses standard billing and customer care programs from several vendors. The Task Force is working with such vendors to achieve Year 2000 compliance for all systems in UIH.

MINORITY-HELD SYSTEMS. The Company has several minority investments in international multi-channel television and telephony operations. With respect to these minority investments, the Task Force is including their systems in the program. Of these investments, 89.0% have completed their Identification Phase of the program and the Task Force is in the process of making recommendations to these entities as to Year 2000 compliance matters. No assurance can be given, however, that these entities will implement the recommendations or otherwise be Year 2000 compliant. On an overall basis, the Task Force continues to analyze the Year 2000 program and will revise the program as necessary throughout 1998 and 1999, including procedures it undertakes with respect to third parties to ensure their Year 2000 compliance.

COSTS OF COMPLIANCE. The Task Force has not yet determined the full cost of its Year 2000 program and its related impact on the financial condition of the Company. In the course of its business, the Company has made substantial capital adjustments over the past few years in improving its systems, primarily for reasons other than Year 2000. Because these upgrades also resulted in Year 2000 compliance, replacement and remediation costs have been low. The Task Force currently estimates the cost for the Year 2000 program at $1.65 million which includes certain identified replacement and remediation procedures and external consultants. Such estimate does not, however, include internal costs because the Company does not separately track the internal costs incurred for the Year 2000 program. Although no assurance can be made, the Company believes that the known Year 2000 compliance issues can be remedied without a material financial impact on the Company. No assurance can be made, however, as to the total cost (excluding internal costs) for the Year 2000 program until all of the data has been gathered. In addition, the Company can not predict the financial impact on the Company if Year 2000 problems are caused by third parties upon which its systems are dependent or experienced by entities in which it holds investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on the Company's operations and financial condition.

EUROPEAN ECONOMIC AND MONETARY UNION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries adopted the euro as their common legal currency on that day. The euro trades on currency exchanges and is available for non-cash transactions during the transition period between January 1, 1999 and January 1, 2002. During this transition period, the existing currencies are scheduled to remain legal tender in the participating countries as denominations of the euro and public and private parties may pay for goods and services using either the euro or the participating countries' existing currencies.

During the transition period, all of the Company's European operating companies' billing systems will include amounts in euro as well as the respective country's existing currency. All of the Company's European accounting and management reporting systems currently are multi-currency.

UPC and the Company's other European operating systems intend to use the euro as their reporting currency by the end of 2000 and do not expect the introduction of the euro to materially affect their cable television and other operations. The Company has not yet taken steps to confirm if the financial institutions and other third parties with whom it has financial relationships are prepared for the use of the euro. To date, the Company has not experienced any material problem with third parties as a result of the introduction of the euro. The Company believes the introduction of the euro will not require it to amend any of its financial instruments or loan facilities. The Company believes the introduction of the euro will reduce its exposure to risk from foreign currency and interest rate fluctuations.




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



UNITED INTERNATIONAL HOLDINGS, INC.



Date:     January 14, 1999
       -------------------------


By:        /S/  Valerie L. Cover
       -------------------------
       Valerie L. Cover
       Vice President and Controller
       (A Duly Authorized Officer and Principal Financial Officer)