Form 10-K
period 1998-12-31
UNITED INTERNATIONAL HOLDINGS INC
filed 1999-05-17
CIK 887949

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the ten months ended December 31, 1998
                                       or
          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from 3/1/98 to 12/31/98

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 10 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             -----
The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the close of trading on May 3, 1999 was $2,515,083,956.

The number of shares outstanding of the Registrant's common stock as of May 3, 1999 was:

          Class A Common Stock - 33,351,410 shares
          Class B Common Stock - 9,733,540  shares
================================================================================

                                           UNITED INTERNATIONAL HOLDINGS, INC.
                                                ANNUAL REPORT ON FORM 10-K
                                        FOR THE TEN MONTHS ENDED DECEMBER 31, 1998

                                                    Table of Contents

                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------

                                                          PART I
Item 1.       Business..........................................................................................       2

Item 2.       Properties........................................................................................      29

Item 3.       Legal Proceedings.................................................................................      29

Item 4.       Submission of Matters to a Vote of Security Holders...............................................      30

                                                         PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.............................      31

Item 6.       Selected Financial Data...........................................................................      31

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............      33

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk........................................      55

Item 8.       Financial Statements and Supplementary Data.......................................................      59

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............      59

                                                        PART III

Item 10.      Directors and Executive Officers of the Registrant................................................     110

Item 11.      Executive Compensation............................................................................     110

Item 12.      Security Ownership of Certain Beneficial Owners and Management....................................     110

Item 13.      Certain Relationships and Related Transactions....................................................     110



                                                         PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................     111

ITEM 1.   BUSINESS
------------------

(a)  GENERAL DEVELOPMENT OF BUSINESS
     -------------------------------

United International Holdings, Inc. ("UIH" or the "Company") is a leading broadband communications provider outside the United States. We provide multi-channel television services in 20 countries worldwide and telephone and Internet/data services in selected international markets. Our operations are grouped into three major geographic regions: Europe, Asia/Pacific and Latin America. Our European operations are held through our approximately 60% owned, publicly traded subsidiary, United Pan-Europe Communications N.V. ("UPC"), which is the largest pan-European broadband communications provider (multi-channel television, telephone and Internet/data) in terms of numbers of subscribers. Our primary Asia/Pacific operations are CTV Pty Limited and STV Pty Limited
(collectively, "Austar"), which is the largest provider of multi-channel television services in regional Australia. Our primary Latin American operation is VTR Hipercable S.A. ("VTRH"), Chile's largest multi-channel television provider and a growing provider of telephone services. As of December 31, 1998, our systems passed 9.4 million homes and served 4.4 million basic video subscribers.

We were formed in 1989 as a Delaware corporation for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations. Recognizing the opportunities that exist to bring multi-channel television services to countries that have few or none, we have, since our formation, focused on and invested in multi-channel television systems outside the United States. In our early years, we acquired primarily minority ownership interests in systems, which we, nonetheless, actively managed. Having successfully built and developed many multi-channel television systems around the world, in 1996 we began focusing our operations on large, majority-owned systems, with the goal of significantly expanding the scale of our operations and increasing our financial flexibility. Through a series of transactions, we acquired controlling interests in all of our large, primary systems, and we believe we are well-positioned to capitalize on the growth opportunities of our operating companies. Since 1994, we have increased our total subscriber base at an average annual rate of approximately 53% from 0.8 million subscribers as of December 31, 1994 to 4.4 million subscribers as of December 31, 1998.

Our operating companies are currently a combination of highly penetrated, mature systems that generate stable cash flow and earlier stage businesses. Our primary goal in the majority of these markets is to capitalize on the opportunity to increase revenues and cash flows through the introduction of new services such as tiered programming, pay-per-view, telephone and Internet/data services over our broadband communications networks. Today, we are a full service provider of these video, voice and Internet/data services in most of our Western European markets and New Zealand. We also provide video and voice services, and expect to provide Internet/data services in the near future, in Chile. Summarized below are our key accomplishments in this regard:

o over the last three years, we have rebuilt or constructed two-way networks for approximately 2.2 million homes which are capable of delivering cable television, telephone and Internet/data services over single broadband networks,

o we have launched telephone services in a total of seven markets: four in Western Europe, in Hungary, in New Zealand and in Chile and have over 138,000 lines in service as of December 31, 1998, and

o we have launched Internet/data services in five markets in Western Europe and New Zealand and are currently testing Internet service in Chile.

For strategic purposes and, in some cases, because of foreign ownership restrictions, we have often initially invested in operating systems with local strategic partners. In some cases, such as in many of our European and Australian systems, we subsequently acquired our partners' interests in these systems. Below is a summary of the ownership structure of our three regional holding companies as well as our interests in our operating companies as of December 31, 1998. Our interests in such systems are often held by various holding companies and our voting rights and rights to participate in earnings of such entities may differ from the interests indicated in the chart below.

************************************************************************************************************************************
*                                                               UIH                                                                *
*                                                                                                                                  *
************************************************************************************************************************************
            100%  *                                                             100%  *
***************************************  *******************************************************************************************
*          UIH Europe, Inc.           *  *                       United International Properties, Inc.                             *
*             ("UIHE")                *  *                                     ("UIPI")                                            *
***************************************  *******************************************************************************************
                  *                                                                   *
                  *                                           **********************************************
          100%(1) *                                    98.0%  *                                            *  100%
***************************************  ********************************************* *********************************************
*                UPC                  *  *   UIH Asia/Pacific Communications, Inc.   * *         UIH Latin America, Inc.           *
*                                     *  *                 ("UAP")                   * *                 ("ULA")                   *
***************************************  ********************************************* *********************************************
                  *                                           *                                             *
                  *                                           *                                             *
***************************************  ********************************************* *********************************************
*Austria:                             *  *Australia:                                 * *Brazil:                                    *
* Telekabel Group            95.0%    *  * Austar                          100.0%    * * TV Show Brazil, S.A. ("TVSB")   100.0%    *
*Belgium:                             *  * United Wireless Pty Limited               * * TV Cabo e Comunicacoes de                 *
* Radio Public N.V./S.A.              *  *  ("United Wireless")            100.0%    * *  Jundiai, S.A. ("Jundiai")       46.3%    *
*  ("TVD")                  100.0%    *  * XYZ Entertainment Pty Limited             * *Chile:                                     *
*Czech Republic:                      *  *  ("XYZ Entertainment")           50.0%    * * VTRH                             40.0% (7)*
* Kabel Net Group                     *  *China:                                     * *Mexico:                                    *
*  ("KabelNet")             100.0%    *  * Hunan International TV                    * * Tele Cable de Morelos, S.A.               *
* Ceska Programova                    *  *  Communications Company Limited           * *  de C.V. ("Megapo")              49.0%    *
*  Spolecnost SRO                     *  *  ("HITV")                        49.0% (5)* *Peru:                                      *
*  ("TV Max")               100.0%    *  *New Zealand:                               * * Cable Star S.A. ("Cable Star")   60.0%    *
*France:                              *  * Saturn Communications Limited             * *Latin American Programming:                *
* Mediareseaux Marne S.A.             *  *  ("Saturn")                      65.0%    * * MGM Networks Latin America                *
*  ("Mediareseaux")          99.6%    *  *Philippines:                               * *  LLC ("MGM Networks LA")         50.0%    *
*Hungary:                             *  * Philipino Cable Corporation               * *********************************************
* Telekabel Hungary BV                *  *  ("PCC")                         19.6% (6)*
*  ("Telekabel Hungary")     79.3%    *  *Tahiti:                                    *
* Kabelkom Kabeltelevizio             *  * Telefenua S.A. ("Telefenua")     90.0%    *
*  KFT ("Telekabel Hungary            *  *********************************************
*   Programming")            50.0% (2)*
* Monor Telefon Tarsasag,             *
*  Rt ("Monor")              44.8%    *
*Ireland:                             *
* Tara Television Limited             *
*  ("Tara")                  80.0%    *
*Israel:                              *
* Tevel Israel International          *
*  Communications Ltd.                *
*  ("Tevel")                 46.6%    *
*Malta:                               *
* Melita Cable TV PLC                 *
*  ("Melita")                50.0%    *
*The Netherlands:                     *
* United Telekabel Holding            *
*  N.V. ("UTH")              51.0% (3)*
*Norway:                              *
* Janco Multicom AS                   *
*  ("Janco")                100.0%    *
*Romania:                             *
* Control Cable Ventures SRL          *
*  ("Control Cable")        100.0%    *
* Multicanal Holdings SRL             *
*  ("Multicanal")           100.0%    *
* Eurosat CA-TV SRL                   *
*  ("Eurosat")               51.0%    *
*Slovak Republic:                     *
* Kabeltel SRO ("Kabeltel") 100.0%    *
* Trnavatel SRO                       *
*  ("Trnavatel")             75.0%    *
*Spain/Portugal:                      *
* Ibercom, Inc. ("IPS")      33.5% (4)*
***************************************

(1) As of December 31, 1998, UIHE held all of the voting control of UPC and owned all of its issued and outstanding shares, including approximately 7.2% of such shares, which had been registered in the name of a foundation controlled by UIH to support UPC's employee stock option plan. In February 1999, UPC successfully completed an initial public offering selling approximately 44.6 million of its shares on the Amsterdam Stock Exchange and NASDAQ National Market System and completed a sale of 1.6 million shares to a strategic investor, resulting in an ownership interest by UIHE of approximately 64.3% subsequent to the offering.

(2) In March, 1999, Time Warner Entertainment Company ("TWE") exercised its option to acquire UPC's interest in Telekabel Hungary Programming (see Note
     3).
(3) On February 17, 1999, UPC acquired the remaining 49.0% of UTH for euro250,187 (approximately $274,508).
(4)  UIPI transferred its interest in IPS to UPC in February 1999.
(5) Pursuant to a memorandum of understanding with AmTec, Inc. ("AmTec") UAP and AmTec agreed to exchange UAP's interest in HITV for AmTec stock. Closing on the transaction is expected to occur by the end of 1999, subject to certain conditions.
(6) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40.0% equity ownership interest in Sun Cable Systems ("Sun Cable"). UIH will hold an effective 19.6% interest in PCC when the merger between Sun Cable (49.0%) and Sky Cable (51.0%) is completed in 1999.
(7) On April 29, 1999, ULA acquired the remaining ownership interest in VTRH from its current partners for $268 million, inceasing its ownership interest to 100%.

EUROPE.

Through our 64.3% owned subsidiary, UPC, we are the largest pan-European broadband communications provider based on number of subscribers. UPC owns and operates cable-based communications networks in 10 countries in Europe and in Israel. UPC provides cable television services in these countries as well as telephone and/or Internet/data access services in five of these markets. UPC's primary Western European systems are located in Vienna (Austria); Amsterdam (The Netherlands); Brussels (Belgium); Oslo (Norway); and suburban Paris (France). UPC also has systems in Israel, Malta and Eastern Europe.

UPC's systems had 5.6 million homes in their service areas as of December 31, 1998. Of these, 4.7 million homes were passed by the cable in UPC's network and thus are capable of receiving UPC's services. Approximately 3.4 million of these homes, or 73.0%, subscribe to UPC's basic video services. UPC has majority ownership of substantial ownership stakes in all of its Western European systems. These Western European systems pass 3.1 million homes and have approximately 2.3 million subscribers. UPC also has majority ownership of most of its systems outside Western Europe.

In UPC's Western European markets, UPC is upgrading its existing network to two-way transmission capability. When we upgrade, we replace parts of the coaxial cable with fiber optic lines and upgrade the remaining coaxial cable so that it can send signals both to and from the customer's home. This enables UPC to provide digital video, telephone and Internet/data services. At December 31, 1998, approximately 51.0% of UPC's Western European network was upgraded to two-way capability and UPC expects approximately 75.0% to be upgraded by year end 1999. At December 31, 1998, UPC's Western European systems served approximately 41,200 cable telephone lines and had approximately 24,300 Internet access subscribers. In UPC's non-Western European markets, UPC is primarily focused on increasing its subscriber base and its revenue per subscriber chiefly through marketing, superior programming and, in some cases, the introduction of new services.

UPC operated from July 1995 to December 1997 as a 50/50 joint venture between UIH and several subsidiaries of Philips Electronics N.V. (collectively, "Philips"). At the formation of the joint venture in July 1995, Philips contributed to us, among other things, its majority interests in cable television systems in Austria and Belgium, and its minority interests in cable television systems in France, called Citecable, Germany and The Netherlands, called "KTE". We contributed our minority interests in cable television systems in Hungary, Ireland, Israel, Malta, Norway, Spain and Sweden, and our majority interest in the Czech Republic and Portugese systems, and $78.2 million in cash, including accrued interest. We also issued to Philips $50.0 million of UIH common stock. In addition, Philips received convertible notes of UPC totaling $133.6 million to make up the difference in values between the assets contributed by us and the assets contributed by Philips.

On December 11, 1997, we acquired the 50.0% of UPC's ordinary shares held by Philips. As part of this acquisition, we purchased the 3.17 million shares of our Class A Common Stock and all of UPC's convertible notes held by Philips. Following this acquisition, and until UPC's initial public offering in February 1999, UPC became essentially a wholly-owned subsidiary of UIH, including approximately 7.2% of its stock held by a foundation controlled by us to support UPC's stock option plans to employees.

Since formation, UPC has developed largely through acquisitions. Its major acquisitions include:

      o a 50.0% interest in the "A2000" system in the City of Amsterdam and four surrounding municipalities in July 1995;
      o the remaining 96.2% of the KTE system located in Eindhoven, The Netherlands, in September 1995;

      o increasing our interest in "Norkabel" (Norway) from 8.3% to 100%, Kabelkom (Hungary) from 3.9% to effectively 50.0% and the Swedish system from 2.1% to 25.9% in September 1996;
      o all of the Janco cable system in Oslo in two parts in January 1997 and November 1998;
      o 100% of the "Combivisie" cable television systems in the region surrounding our KTE system in The Netherlands, effective January 1, 1998;
      o various interests in Hungarian cable television systems in June 1998, resulting in a 79.25% interest in Telekabel Hungary, Hungary's largest cable television operator;
      o 100% of the "Telekabel Beheer" cable television system in the Netherlands in two parts in August 1998 and February 1999;
      o an additional 23.3% and 25.0% interests in our Israeli and Maltese systems, respectively; and
      o   interests in various programming companies.

UPC has also sold its unconsolidated interests in certain cable television systems in France (Citecable), Germany, Spain, Sweden and Ireland, and its consolidated interest in Portugal.

ASIA/PACIFIC.

We are a leading provider of multi-channel television services in Australia and the Asia/Pacific region. We own and operate multi-channel television systems in Australia, New Zealand, the Philippines and Tahiti. We currently own approximately 98.0% of UAP. As of December 31, 1998, our Asia/Pacific systems passed an aggregate of 2.5 million television homes and had 0.5 million subscribers. The following provides an overview of our primary operations in the Asia/Pacific Region:

      o AUSTAR (AUSTRALIA). Through our effectively 100% owned business, Austar, we are the largest provider of multi-channel television services in regional Australia (outside Australia's six largest metropolitan areas.) Austar markets a digital direct to home ("DTH") satellite service and operates "wireless cable" ("MMDS") systems. As of December 31, 1998, we had 0.3 million subscribers and passed 2.1 million homes in Australia.

      o SATURN (NEW ZEALAND). Through our 65% owned subsidiary, Saturn, in which SaskTel Holdings (New Zealand), Inc. ("Sasktel") owns the remaining 35%, we currently operate a wireline cable and telephone system in and around Wellington. As of December 31, 1998, we had approximately 6,000 cable subscribers (approximately 15% penetration) and approximately 7,400 telephone subscribers (approximately 20% penetration) and passed approximately 41,000 homes out of a potential approximately 141,000 homes.

      o XYZ Entertainment (Australia Programming). Through our 50% owned affiliate, XYZ Entertainment, we are a programming company that provides five channels to the Australian multi-channel television market. As of December 31, 1998, XYZ Entertainment had 0.7 million programming subscribers.

Operations in our Asia/Pacific region have been developed primarily through acquisitions and the development of the operations of Austar. In 1994, we acquired, through directly and indirectly held interests, an effective 50.0% economic interest in two newly-formed companies that constitute Austar. From
December 1995 through October 1996, we increased our economic ownership to effectively 100% through additional equity contributions and purchases from other shareholders.

In July 1994, we acquired a 50.0% interest in Saturn, which at the time owned only a small cable television system outside of Wellington. Since our initial investment, Saturn has begun construction of a hybrid fiber coaxial ("HFC") cable and telephony network in the greater Wellington area. In July 1996, we acquired the remaining 50.0% interest in Saturn in exchange for a 2.0% interest in UAP. In July 1997, Sasktel purchased a 35.0% equity interest in Saturn.

In October 1994, we and Century Communications Corp. ("Century") formed XYZ Entertainment, each retaining a 50.0% interest. In June 1995, we and Century formed the 50/50 joint venture Century United Programming Ventures Pty Limited ("CUPV") to hold our investment in XYZ Entertainment. In September 1995, a 50.0% interest in XYZ Entertainment was sold to a third party, thereby diluting our interest in XYZ Entertainment to 25.0%. In September 1998, UAP acquired the 25.0% interest in XYZ Entertainment held by Century, increasing our ownership interest to 50.0%.

LATIN AMERICA.

We own interests in and operate multi-channel television distribution and telecommunications systems in Chile, Brazil, Mexico and Peru. As of December 31, 1998 our Latin American systems passed an aggregate of 2.2 million television homes and had 0.5 million subscribers.

Our largest operation in Latin America is our Chilean operation, VTRH. Through VTRH, we are the largest provider of each of wireline cable television, MMDS and DTH services and a growing provider of telephone services in Chile. Wireline cable is VTRH's primary business representing approximately 94.4% of our subscribers while MMDS and DTH represent approximately 3.2% and approximately 2.4%, respectively. We have an estimated 56% market share of the cable television services market throughout Chile and an estimated 38% market share within Santiago, Chile's largest city. In 1998, we began the wide-scale roll-out of residential cable telephone service in six communities contained within Santiago and one major city outside Santiago and are currently expanding our efforts to include additional areas throughout Chile.

In September 1996, we and VTR S.A. formed the joint venture VTRH, with each contributing its respective Chilean multi-channel television assets to VTRH. We retained a 34.0% interest in this new joint venture until April 29, 1999, when we acquired VTR S.A.'s interest in VTRH for $268.0 million which includes repayment of advances from other shareholders, a promissory note from UIH to the other shareholders and certain other expenses.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
     ---------------------------------------------

We manage multi-channel television, telephony, Internet/data services and programming operations in various countries outside the United States through our subsidiaries and affiliates. For financial information concerning such business segments, see the footnotes to our financial statements included in
Item 8 "Financial Statements and Supplementary Data."

(c)  NARRATIVE DESCRIPTION OF BUSINESS
     ---------------------------------

SUMMARY OPERATING DATA

In the following table, we show certain operating and financial data for the systems we own for each of the last two years. When we refer to information as "Proportionate Data", we mean that we have multiplied the statistic for each operating system by our percentage ownership of that system.

                                                                  As of December 31, 1998
                                   -----------------------------------------------------------------------------------------------
                                   Homes in                 Basic                                   Net                     Long-
GROSS DATA                         Service      Homes    Subscribers/     Basic                   Income      Adjusted      Term
                                     Area       Passed      Lines      Penetration    Revenue     (Loss)      EBITDA(1)     Debt(2)
                                   --------   ---------  ------------  ----------- | --------    --------     ---------    --------
                                                                                   |              (In thousands)(3)
                                                                                   |
EUROPE                                                                             |
------                                                                             |
Multi-channel TV Subscribers :                                                     |
 The Netherlands................   1,521,527  1,487,673   1,396,867       93.9%    | $118,437    $ (60,756)   $ 32,901    $372,285
 Austria........................   1,073,297    900,350     454,957       50.5%    | $ 94,224    $  (4,958)   $ 43,089    $     --
 Hungary (Telekabel Hungary)....     901,500    510,622     442,567       86.7%    | $ 13,834    $      66    $  4,988    $     --
 Israel.........................     595,000    575,976     402,355       69.9%    | $160,966    $   4,977    $ 88,925    $280,895
 Norway.........................     529,924    463,235     323,387       69.8%    | $ 46,098    $ (33,390)   $ 16,439    $     --
 Belgium........................     133,000    133,000     127,398       95.8%    | $ 19,473    $  (8,087)   $  7,022    $     --
 Malta..........................     179,000    162,996      70,363       43.2%    | $ 15,698    $     977    $  5,930    $ 24,521
 Romania........................     180,000     98,174      61,999       63.2%    | $  1,669    $      --    $    764    $     --
 Czech Republic.................     229,531    151,716      54,153       35.7%    | $  4,779    $  (3,686)   $ (1,012)   $     --
 Hungary (Monor)................      85,000     68,339      30,623       44.8%    | $ 17,800    $   1,967    $ 11,260    $ 41,312
 France.........................     150,000     74,623      29,107       39.0%    | $  4,280    $  (6,992)   $ (2,697)   $     --
 Slovak Republic................      67,959     37,641      21,044       55.9%    | $    817    $  (1,859)   $   (726)   $     --
                                  ----------  ---------   ---------                |
    Total.......................   5,645,738  4,664,345   3,414,820                |
                                  ----------  ---------   ---------                |
Telephony Lines (4):                                                               |
 Hungary (Monor)................      85,000     84,037      69,244       82.4%    |
 The Netherlands................   1,521,527    541,613      41,180        7.6%    |
                                  ----------  ---------   ---------                |
     Total......................   1,606,527    625,650     110,424                |
                                  ----------  ---------   ---------                |
Programming Subscribers:                                                           |
 Spain/Portugal (IPS)...........         N/A        N/A     684,000         N/A    | $ 17,099    $    (295)   $  3,431    $  3,500
 Ireland (Tara).................         N/A        N/A     597,314         N/A    | $    709    $  (8,615)   $ (4,899)   $     --
                                  ----------  ---------   ---------                |
 Total..........................         N/A        N/A   1,281,314                |
                                  ----------  ---------   ---------                |
Data Subscribers:                                                                  |
 Internet.......................         N/A        N/A      24,338         N/A    | $     --    $  (8,370)   $ (8,286)   $     --
                                  ----------  ---------   ---------                |
ASIA/PACIFIC                                                                       |
------------                                                                       |
Multi-channel TV Subscribers:                                                      |
 Australia (Austar).............   2,085,000  2,083,108     288,721       13.9%    | $ 83,316    $(129,581)   $(23,255)   $     --
 Philippines....................     600,000    401,818     151,543       37.7%    | $ 13,936    $  (7,382)   $    600    $      3
 Tahiti (5).....................      31,000     20,128       6,125       30.4%    | $  3,411    $  (1,968)   $    (49)   $     --
 New Zealand....................     141,000     40,950       6,010       14.7%    | $  1,685    $  (9,884)   $ (9,763)   $ 21,140
                                  ----------  ---------   ---------                |
     Total......................   2,857,000  2,546,004     452,399                |
                                  ----------  ---------   ---------                |
Telephony Lines (4):                                                               |
 New Zealand....................     141,000     35,935       7,360       20.5%    |
                                  ----------  ---------   ---------                |
Programming Subscribers:                                                           |
 Australia (XYZ Entertainment)..         N/A        N/A     699,867         N/A    | $ 15,893    $   1,053    $  1,337    $     --
                                  ----------  ---------   ---------                |
LATIN AMERICA                                                                      |
-------------                                                                      |
Multi-channel TV Subscribers:                                                      |
 Chile..........................   2,321,000  1,567,871     393,851       25.1%    | $119,005    $ (18,076)   $ 28,022    $122,392
 Mexico.........................     341,600    224,130      54,838       24.5%    | $ 10,073    $   3,080    $  2,824    $     --
 Brazil (Jundiai)...............      70,200     67,845      19,714       29.1%    | $  9,162    $     521    $  2,863    $    129
 Brazil (TVSB)..................     437,000    306,000      13,233        4.3%    | $  5,995    $  (2,100)   $   (539)   $     --
 Peru...........................     140,000     57,377      10,023       17.5%    | $  2,076    $  (1,666)   $ (1,248)   $     --
                                  ----------  ---------   ---------                |
     Total......................   3,309,800  2,223,223     491,659                |
                                  ----------  ---------   ---------                |
Telephony Lines (4):                                                               |
 Chile..........................   2,321,000    218,460      20,985        9.6%    |
                                  ----------  ---------   ---------                |
Programming Subscribers:                                                           |
 Latin American.................         N/A        N/A   3,449,481         N/A    | $  3,671    $ (12,228)   $(10,916)   $     --
                                  ----------  ---------   ---------                |
TOTAL COMPANY                                                                      |
-------------                                                                      |
 Multi-channel TV Subscribers...  11,812,538  9,433,572   4,358,878                |
                                  ==========  =========   =========                |
 Telephony Lines................   4,068,527    880,045     138,769                |
                                  ==========  =========   =========                |
 Programming Subscribers........         N/A        N/A   5,430,662                |
                                  ==========  =========   =========                |
 Data Subscribers...............         N/A        N/A      24,338                |
                                  ==========  =========   =========                |
                                                                          7

                                                                   As of December 31, 1997
                                   -----------------------------------------------------------------------------------------------
                                   Homes in                 Basic                                   Net                     Long-
GROSS DATA                         Service      Homes    Subscribers/     Basic                   Income      Adjusted      Term
                                     Area       Passed      Lines      Penetration    Revenue     (Loss)      EBITDA(1)     Debt(2)
                                   --------   ---------  ------------  ----------- | --------    --------     ---------    --------
                                                                                   |              (In thousands)(3)
                                                                                   |
EUROPE                                                                             |
------                                                                             |
Multi-channel TV Subscribers:                                                      |
 The Netherlands................    670,393     661,182     608,831       92.1%    | $ 64,933    $(18,813)    $ 24,716    $269,989
 Austria........................  1,064,000     890,305     435,859       49.0%    | $ 86,772    $ (5,713)    $ 42,915    $130,508
 Hungary (Kabelkom).............    300,000     290,690     266,775       91.8%    | $ 25,706    $  1,389     $  7,987    $     --
 Israel.........................    360,000     350,392     241,874       69.0%    | $ 83,579    $ 13,534     $ 43,223    $  5,575
 Norway.........................    529,924     457,551     319,654       69.9%    | $ 43,570    $(35,535)    $ 17,578    $ 71,167
 Belgium........................    133,000     133,000     127,529       95.9%    | $ 20,553    $ (6,083)    $  8,032    $     --
 Malta..........................    179,000     153,917      58,033       37.7%    | $ 12,535    $    402     $  5,257    $ 19,973
 Romania........................    150,000      69,620      40,188       57.7%    | $    720    $    195     $    456    $     --
 Czech Republic.................    271,100     145,650      51,571       35.4%    | $  3,991    $(11,501)    $ (3,585)   $     --
 Hungary (Monor)................     84,000      60,534      26,231       43.3%    | $    757    $   (504)    $    415    $     --
 France.........................     86,000      28,267       6,758       23.9%    | $  1,350    $ (3,807)    $ (2,476)   $     --
 Slovak Republic................     36,239      22,193      18,476       83.3%    | $    748    $   (660)    $   (390)   $     --
                                  ---------   ---------   ---------                |
    Total.......................  3,863,656   3,263,301   2,201,779                |
                                  ---------   ---------   ---------                |
Telephony Lines (4):                                                               |
 Hungary (Monor)................     85,000      84,037      62,224       74.0%    | $ 13,646    $ (9,090)    $  7,488    $ 43,614
 The Netherlands................         --          --         --          N/A    | $     --    $     --     $     --    $     --
                                  ---------   ---------   ---------                |
    Total.......................     85,000      84,037      62,224                |
                                  ---------   ---------   ---------                |
Programming Subscribers:                                                           |
 Spain/Portugal (IPS)...........        N/A         N/A     485,000         N/A    | $  9,958    $ (7,473)    $ (3,347)   $  1,098
 Ireland  (Tara)................        N/A         N/A     361,984         N/A    | $     51    $ (5,864)    $ (5,657)   $  1,691
                                  ---------   ---------   ---------                |
    Total.......................        N/A         N/A     846,984                |
                                  ---------   ---------   ---------                |
ASIA/PACIFIC                                                                       |
------------                                                                       |
Multi-channel TV Subscribers:                                                      |
 Australia (Austar).............  1,635,000   1,589,000     196,205       12.3%    | $ 52,945    $(82,077)    $(15,936)   $     --
 Philippines....................    600,000     175,414      66,112       37.7%    | $  5,697    $ (1,340)    $  1,243    $     --
 Tahiti.........................     31,000      20,128       6,304       31.3%    | $  4,118    $ (4,266)    $    229    $     --
 New Zealand....................    141,000      23,518       3,059       13.0%    | $    382    $ (5,244)    $ (5,450)   $     --
                                  ---------   ---------   ---------                |
     Total......................  2,407,000   1,808,060     271,680                |
                                  ---------   ---------   ---------                |
Programming Subscribers:                                                           |
 Australia (XYZ Entertainment)..        N/A         N/A     577,205         N/A    | $ 12,095    $ (7,493)    $ (4,116)   $     --
                                  ---------   ---------   ---------                |
LATIN AMERICA                                                                      |
-------------                                                                      |
Multi-channel TV Subscribers:                                                      |
 Chile..........................  2,321,000   1,478,851     369,187       25.0%    | $114,318    $(20,611)    $ 21,348    $122,065
 Mexico.........................    341,600     173,309      54,349       31.4%    | $ 10,483    $  1,844     $  2,965    $    206
 Brazil (Jundiai)...............     70,000      55,270      20,278       36.7%    | $  8,571    $  1,072     $  2,815    $     58
 Brazil (TVSB)..................    387,000     387,000      11,232        2.9%    | $  6,469    $ (1,753)    $    307    $     --
 Peru...........................    140,000      33,179       6,644       20.0%    | $  1,462    $ (1,738)    $ (1,154)   $     --
                                  ---------   ---------   ---------                |
     Total......................  3,259,600   2,127,609     461,690                |
                                  ---------   ---------   ---------                |
Telephony Lines (4):                                                               |
 Chile..........................     25,000      16,676       3,486       20.9%    |
                                  ---------   ---------   ---------                |
Programming Subscribers:                                                           |
 Latin American.................        N/A         N/A   1,614,650         N/A    | $    369    $(12,490)    $(12,580)   $  1,459
                                  ---------   ---------   ---------                |
TOTAL COMPANY                                                                      |
-------------                                                                      |
 Multi-channel TV Subscribers...  9,530,256   7,198,970   2,935,149                |
                                  =========   =========   =========                |
 Telephony Lines................    110,000     100,713      65,710                |
                                  =========   =========   =========                |
 Programming Subscribers........        N/A         N/A   3,038,839                |
                                  =========   =========   =========                |

                                                                      As of December 31, 1998
                                  -------------------------------------------------------------------------------------------------
                                                Homes in                 Basic                       Net                    Long-
PROPORTIONATE DATA                 Paid-in      Service      Homes    Subscribers/                 Income     Adjusted      Term
                                  Ownership       Area       Passed      Lines       Revenue       (Loss)     EBITDA(1)     Debt(2)
                                  --------- |  ---------    --------  ------------ | -------     ---------    ---------   ---------
                                            |                                      |             (In thousands) (3)
                                            |                                      |
EUROPE                                      |                                      |
-------                                     |                                      |
Multi-channel TV Subscribers:               |                                      |
 The Netherlands................ 25.5-51.0% |    628,462     612,615     577,490   | $43,641     $ (22,187)   $ 12,437    $126,488
 Austria........................   95.0%    |  1,019,632     855,333     432,209   | $89,513     $  (4,710)   $ 40,935    $     --
 Hungary (Telekabel Hungary)....   79.25%   |    714,439     404,668     350,734   | $10,964     $      52    $  3,953    $     --
 Israel.........................   46.6%    |    277,270     268,405     187,497   | $75,010     $   2,319    $ 41,439    $130,897
 Norway.........................   100.0%   |    529,924     463,235     323,387   | $46,098     $ (33,390)   $ 16,439    $     --
 Belgium........................   100.0%   |    133,000     133,000     127,398   | $19,473     $  (8,087)   $  7,022    $     --
 Malta..........................   50.0%    |     89,500      81,498      35,182   | $ 7,849     $     489    $  2,965    $ 12,261
 Romania........................ 51.0-100.0%|    165,300      84,209      51,282   | $ 1,473     $      --    $    707    $     --
 Hungary (Monor)................   44.8%    |     38,080      30,616      13,719   | $ 7,974     $     881    $  5,045    $ 18,508
 France.........................   99.6%    |    149,400      74,325      28,991   | $ 4,263     $  (6,964)   $ (2,686)   $     --
 Slovak Republic................ 75.0-100.0%|     62,499      33,380      18,209   | $   667     $  (1,779)   $   (768)   $     --
                                            |  ---------   ---------   ---------   |
     Total......................            |  4,037,037   3,193,000   2,200,251   |
                                            |  ---------   ---------   ---------   |
Telephony  Lines (4):                       |                                      |
 Hungary (Monor)................   44.8%    |     38,080      37,649      31,021   |
 The Netherlands ............... 25.5-51.0% |    628,462     177,765      15,728   |
                                            |  ---------   ---------   ---------   |
     Total......................            |    666,542     215,414      46,749   |
                                            |  ---------   ---------   ---------   |
Programming Subscribers:                    |                                      |
 Spain/Portugal (IPS)...........   33.5%    |        N/A         N/A     229,140   | $ 5,728     $     (99)   $  1,149    $  1,173
 Ireland (Tara).................   80.0%    |        N/A         N/A     477,851   | $   568     $  (6,892)   $ (3,919)   $     --
                                            |  ---------   ---------   ---------   |
     Total......................            |        N/A         N/A     706,991   |
                                            |  ---------   ---------   ---------   |
Data Subscribers:                           |                                      |
 Internet....................... 25.5-100.0%|        N/A         N/A      15,956   | $    --     $  (8,370)   $ (8,286)   $     --
                                            |  ---------   ---------   ---------   |
ASIA/PACIFIC                                |                                      |
------------                                |                                      |
Multi-channel TV Subscribers:               |                                      |
 Australia (Austar).............   98.0%    |  2,043,300   2,041,446     282,947   | $81,650     $(126,990)   $(22,790)   $     --
 Philippines....................   19.2%    |    115,200      77,149      29,096   | $ 2,676     $  (1,417)   $    115    $      1
 Tahiti (5).....................   88.2%    |     27,342      17,753       5,402   | $ 3,009     $  (1,736)   $    (43)   $     --
 New Zealand....................   63.7%    |     89,817      26,085       3,828   | $ 1,074     $  (6,296)   $ (6,219)   $ 13,466
                                            |  ---------   ---------   ---------   |
     Total......................            |  2,275,659   2,162,433     321,273   |
                                            |  ---------   ---------   ---------   |
Telephony  Lines (4):                       |                                      |
 New Zealand....................   63.7%    |     89,817      22,891       4,688   |
                                            |  ---------   ---------   ---------   |
Programming Subscribers:                    |                                      |
 Australia (XYZ Entertainment)..   49.0%    |        N/A         N/A     342,935   | $ 7,787     $     516    $    655    $     --
                                            |  ---------   ---------   ---------   |
LATIN AMERICA                               |                                      |
-------------                               |                                      |
Multi-channel TV Subscribers:               |                                      |
 Chile..........................   34.0%    |    789,140     533,076     133,909   | $40,462     $  (6,146)   $  9,527    $ 41,613
 Mexico.........................   49.0%    |    167,384     109,824      26,871   | $ 4,936     $   1,509    $  1,384    $     --
 Brazil (Jundiai)...............   46.3%    |     32,503      31,412       9,128   | $ 4,242     $     241    $  1,326    $     60
 Brazil (TVSB)..................   100.0%   |    437,000     306,000      13,233   | $ 5,995     $  (2,100)   $   (539)   $     --
 Peru...........................   60.0%    |     84,000      34,426       6,014   | $ 1,245     $  (1,000)   $   (749)   $     --
                                            |  ---------   ---------   ---------   |
     Total......................            |  1,510,027   1,014,738     189,155   |
                                            |  ---------   ---------   ---------   |
Telephony Lines (4):                        |                                      |
 Chile..........................   34.0%    |    789,140      74,276       7,134   |
                                            |  ---------   ---------   ---------   |
Programming Subscribers:                    |                                      |
 Latin American.................   50.0%    |        N/A         N/A   1,724,741   | $ 1,835     $  (6,114)   $ (5,458)   $     --
                                            |  ---------   ---------   ---------   |
TOTAL COMPANY                               |                                      |
-------------                               |                                      |
 Multi-channel TV Subscribers...            |  7,822,723   6,370,171   2,710,679   |
                                            |  =========   =========   =========   |
 Telephony Lines................            |  1,545,499     312,581      58,571   |
                                            |  =========   =========   =========   |
 Programming Subscribers........            |        N/A         N/A   2,774,667   |
                                            |  =========   =========   =========   |
 Data Subscribers...............            |        N/A         N/A      15,956   |
                                            |  =========   =========   =========   |

                                                                      As of December 31, 1997
                                  -------------------------------------------------------------------------------------------------
                                                Homes in                 Basic                       Net                    Long-
PROPORTIONATE DATA                 Paid-in      Service      Homes    Subscribers/                 Income     Adjusted      Term
                                  Ownership       Area       Passed      Lines       Revenue       (Loss)     EBITDA(1)     Debt(2)
                                  --------- |  ---------    --------  ------------ | -------     ---------    ---------   ---------
                                            |                                      |             (In thousands) (3)
                                            |                                      |
EUROPE                                      |                                      |
------                                      |                                      |
Multi-channel TV Subscribers:               |                                      |
 The Netherlands................ 50.0-100%  |    384,393     378,312     349,751   | $37,961     $ (9,818)    $ 15,740    $156,734
 Austria........................    95.0%   |  1,010,800     845,790     414,066   | $82,433     $ (5,428)    $ 40,769    $123,983
 Hungary (Kabelkom).............    50.0%   |    150,000     145,345     133,388   | $12,853     $    695     $  3,994    $     --
 Israel.........................    23.3%   |     83,880      81,641      56,357   | $19,474     $  3,153     $ 10,071    $  1,299
 Norway.........................    87.3%   |    462,624     399,442     279,058   | $38,037     $(31,022)    $ 15,346    $ 62,129
 Belgium........................    100.0%  |    133,000     133,000     127,529   | $20,553     $ (6,083)    $  8,032    $     --
 Malta..........................    25.0%   |     44,750      38,479      14,508   | $ 3,134     $    101     $  1,314    $  4,993
 Romania........................ 90.0-100.0%|    143,000      67,498      39,428   | $   909     $    247     $    575    $     --
 Czech Republic.................    100.0%  |    271,100     145,650      51,571   | $ 3,991     $(11,501)    $ (3,585)   $     --
 Hungary (Monor)................    46.3%   |     38,892      28,027      12,145   | $   351     $   (234)    $    192    $     --
 France.........................    99.6%   |     85,656      28,154       6,731   | $ 1,344     $ (3,792)    $ (2,466)   $     --
 Slovak Republic................ 75.0-100.0%|     30,779      18,030      14,987   | $   604     $   (533)    $   (455)   $     --
                                            |  ---------   ---------   ---------   |
    Total.......................            |  2,838,874   2,309,368   1,499,519   |
                                            |  ---------   ---------   ---------   |
Telephony Lines (4):                        |                                      |
 Hungary (Monor)................    46.3%   |     39,355      38,909      28,810   | $ 6,318     $ (4,209)    $  3,467    $ 20,193
 The Netherlands ............... 50.0-100%  |         --          --          --   | $    --     $     --     $     --    $     --
                                            |  ---------   ---------   ---------   |
    Total.......................            |     39,355      38,909      28,810   |
                                            |  ---------   ---------   ---------   |
Programming Subscribers:                    |                                      |
 Spain/Portugal (IPS)...........    33.5%   |        N/A         N/A     162,475   | $ 3,336     $ (2,503)    $ (1,121)   $    368
 Ireland (Tara).................    75.0%   |        N/A         N/A     271,488   | $    38     $ (4,398)    $ (4,243)   $  1,268
                                            |  ---------   ---------   ---------   |
    Total.......................            |        N/A         N/A     433,963   |
                                            |  ---------   ---------   ---------   |
ASIA/PACIFIC                                |                                      |
------------                                |                                      |
Multi-channel TV Subscribers:               |                                      |
 Australia (Austar).............    98.0%   |  1,602,300   1,557,220     192,281   | $51,886     $(80,435)    $(15,617)   $     --
 Philippines....................    39.2%   |    235,200      68,762      25,916   | $ 2,233     $   (525)    $    487    $     --
 Tahiti.........................    88.2%   |     27,342      17,753       5,560   | $ 3,632     $ (3,763)    $    202    $     --
 New Zealand....................    63.7%   |     89,817      14,981       1,949   | $   244     $ (3,340)    $ (3,471)   $     --
                                            |  ---------   ---------   ---------   |
    Total.......................            |  1,954,659   1,658,716     225,706   |
                                            |  ---------   ---------   ---------   |
Programming Subscribers:                    |                                      |
 Australia (XYZ Entertainment)..    24.5%   |        N/A         N/A     141,415   | $ 2,963     $ (1,836)    $ (1,009)   $     --
                                            |  ---------   ---------   ---------   |
LATIN AMERICA                               |                                      |
-------------                               |                                      |
Multi-channel TV Subscribers:               |                                      |
 Chile..........................    34.0%   |    789,140     502,809     125,524   | $38,868     $ (7,008)    $  7,258    $ 41,502
 Mexico.........................    49.0%   |    167,384      84,921      26,631   | $ 5,137     $    904     $  1,453    $    101
 Brazil (Jundiai)...............    46.3%   |     32,410      25,590       9,389   | $ 3,968     $    496     $  1,303    $     27
 Brazil (TVSB)..................    40.0%   |    154,800     154,800       4,493   | $ 2,588     $   (701)    $    123    $     --
 Peru........................... 99.2-100.0%|    139,120      32,962       6,602   | $ 1,452     $ (1,726)    $ (1,145)   $     --
                                            |  ---------   ---------   ---------   |
    Total.......................            |  1,282,854     801,082     172,639   |
                                            |  ---------   ---------   ---------   |
Telephony Lines (4):                        |                                      |
 Chile..........................    34.0%   |      8,500       5,670       1,185   |
                                            |  ---------   ---------   ---------   |
Programming Subscribers:                    |                                      |
 Latin American.................    50.0%   |        N/A         N/A     807,325   | $   185     $ (6,245)    $ (6,290)   $    730
                                            |  ---------   ---------   ---------   |
TOTAL COMPANY                               |                                      |
-------------                               |                                      |
 Multi-channel TV Subscribers...            |  6,076,387   4,769,166   1,897,864   |
                                            |  =========   =========   =========   |
 Telephony Lines................            |     47,855      44,579      29,995   |
                                            |  =========   =========   =========   |
 Programming Subscribers........            |        N/A         N/A   1,382,703   |
                                            |  =========   =========   =========   |

(1) Adjusted EBITDA represents earnings before net interest expense, income tax expense, depreciation, amortization, stock based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. We are not entirely free to use the cash represented by our Adjusted EBITDA. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(2) The amounts disclosed herein represent unconsolidated debt. Consolidated debt is included in the consolidated financial statements in Item 8 "Financial Statements and Supplementary Data".
(3) The financial information presented above has been taken from unaudited financial information of the respective operating companies that were providing service as of December 31, 1998. Certain information presented above has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles. In addition, certain amounts have been converted to U.S. dollars using the December 31, 1998 exchange rates for the convenience translation.
(4) Financial information for telephony is included in multi-channel TV information above.
(5) The revenue, net loss and Adjusted EBITDA figures are as of September 30, 1998. Tahiti was deconsolidated as of October 1, 1998.

EUROPEAN OPERATIONS

UPC owns and operates cable-based communications networks in 10 countries in Europe and in Israel. UPC provides cable television services in these countries as well as telephone and/or Internet/data services in five of these markets. UPC's primary Western European systems are located in Vienna (Austria); Amsterdam (The Netherlands); Brussels (Belgium); Oslo (Norway); and suburban Paris (France"). UPC also has systems in Israel, Malta and Eastern Europe.

Since 1994, UPC has been upgrading its Western European cable television infrastructure to enable UPC to provide digital video, telephone and Internet/data services. When it upgrades, UPC replaces parts of the coaxial cable with fiber optic lines and upgrades the remaining coaxial cable so that it can send signals both to and from the customer's home. As of September 30, 1998, UPC's systems had approximately 4,400 Kilometers of high-capacity active fiber optic infrastructure supporting more than 35,340 kilometers of coaxial distribution cable. Approximately 25,200 kilometers of this coaxial cable can send signals both to and from the customer's home. As of December 31, 1998, 51% of the UPC's Western European network was upgraded to two-way capability and UPC expects 75% to be upgraded by year end 1999. As of December 31, 1998, UPC's Western European systems served approximately 41,200 cable telephone lines and had approximately 24,300 Internet access subscribers. In UPC's non-Western European markets, UPC is primarily focused on increasing its subscriber base and its revenue per subscriber chiefly though marketing, superior programming and, in some cases, the introduction of new services.

UPC GROWTH STRATEGY. UPC's goal is to increase the number of its subscribers to a pan-European basis and in Israel and to increase its revenue per subscriber. Key elements of its strategy to achieve this goal are:

      o INCREASE AVERAGE MONTHLY REVENUE PER SUBSCRIBER. UPC plans to increase its average revenue per video subscriber by developing its expanded basic tier service, pay-per-view and audio-only program offerings. As of December 31, 1998, UPC's average revenue per subscriber (weighted by the number of subscribers) for its more mature Western European systems was $10.60 per month compared to $35.35 and $38.25 as experienced in the United Kingdom for the year ended December 31, 1997 and the United States for the nine months ended September 30, 1998, respectively.

      o INTRODUCE NEW SERVICES OVER EXISTING NETWORK. UPC has recently introduced telephone and Internet/data access services over most of its cable network in Western Europe. UPC's telephone and Internet/data services are marketed under the brand names "Priority Telecom" and "Chello Broadband" respectively. Priority Telecom is UPC's branded telephone service and one of the only telephone providers currently competing with incumbent operators in Europe's residential telephone market. Chello Broadband is the largest pan-European high speed Internet operator with the capacity to provide turnkey infrastructure and content solutions for both UPC and non-UPC cable systems. UPC believes that these services will increase its revenue per subscriber and the operating leverage of its systems.

      o CONTINUE TO ACQUIRE AND INCREASE OWNERSHIP PERCENTAGE IN STRATEGIC SYSTEMS. UPC plans to continue to acquire multi-channel cable television systems near its current systems and to selectively expand to other European markets.

UPC VIDEO DISTRIBUTION. We own and operate established cable television systems and are constructing new systems through UPC. At December 31, 1998, UPC's operating systems had approximately 3.4 million subscribers to its basic tier video services. Video distribution services accounted for approximately 92.7 % of our consolidated revenue in 1998. An average of 73.2% of the homes passed by our systems subscribe to our basic tier video services. We offer our subscribers some of the most advanced analog video services available today and a large choice of FM radio programs. In addition, because many of our European operations are two-way capable, we have been able to add more services. In many systems, for example, we have introduced impulse pay-per-view services, which enable subscribers to our expanded basic tier to select and purchase programming services, such as movies and special events, directly by remote control.

UPC VIDEO PROGRAMMING. Popular programming is another key factor for increasing UPC's video services revenue. We believe it will also be a potential source of additional revenue from sales to other cable television operators and satellite companies in Europe. We have enhanced our existing, and are continuing to develop and acquire new ownership interests in, programming services.

We are involved in several country-specific programming ventures including creating channels for Israel and Malta. Together, these programming ventures have developed channels in key genres including sports, children, documentary and movies, which are subtitled or dubbed in the local language.

We recently transferred our 75.0% interest in Tara and our 33.5% interest in IPS to UPC. Tara provides Irish general entertainment programming to the U.K. markets. IPS produces a movie channel, a documentary channel, a children's channel and a music channel for the Spanish and Portuguese markets. As of December 31, 1998, Tara and IPS sold programming content to non-UPC cable operators serving an aggregate of 1.4 million subscribers.

UPC TELEPHONE SERVICES: PRIORITY TELECOM. We believe that our existing customer base and upgraded network give us a unique opportunity to provide telephone service in Europe. We plan to offer Priority Telecom in our Austrian, Dutch, French and Norwegian systems. We also plan to develop national and international long distance voice and data services. Our operating companies are licensed to provide telephone services in Austria, France, Hungary, The Netherlands and Norway.

A2000 began offering cable telephone services in July 1997 on a trial basis in Purmerend, a town outside Amsterdam, and since then has begun to offer these services to its customers in Hilversum, Zaanstad and part of Amsterdam. In November 1998, we launched Priority Telecom's cable telephone service on a trial basis in Vienna and in March 1999 in our Mediareseaux system in suburban Paris and in Oslo, Norway.

UPC is negotiating to connect its local fiber networks, primarily through interconnections and capacity leases with other new telecommunications service providers, to provide long-distance telephone services across several European markets.

A2000 has entered into an interconnect agreement covering all of A2000's homes and businesses passed that will be capable of receiving telephone service. Similarly, each of Telekabel Group's largest subsidiary, "Telekabel Wien",
Janco, UTH and Mediareseaux has completed an interconnect agreement with the national incumbent telecommunications service provider covering all of their homes and businesses passed by cable in their networks. Even with interconnect arrangements secured, we may still experience difficulty operating under them. In our A2000 system, for example, quantity at the interconnection have lowered the quality of A2000's telephone service. In Austria, while Telekabel Wien secured the interconnect arrangement with the support of the Austrian telecommunications regulator, the Austrian incumbent telecommunication operator is challenging the arrangement in the Austrian courts.

Cable telephone service in The Netherlands to areas outside of the A2000 systems will be provided by UTH. The rollout for these areas is scheduled to begin during the second half of 1999. Priority Telecom launched its service on a trial basis in Vienna in November 1998, and in suburban Paris and Oslo, in March 1999. It intends to launch service to business and residential areas in Vienna passing approximately 100,000 homes in early 1999. Priority Telecom's service is scheduled to be rolled out in Vienna to an additional 500,000 homes during the first half of 1999, with plans to offer the service to the balance of the approximately 83,000 remaining homes passed in Vienna capable of receiving the service by the end of 1999.

In addition to our cable telephone operations, our Monor system has offered traditional telephone services since December 1994 and as of December 31, 1998, had approximately 69,240 traditional telephone lines. UTH's 80.0% subsidiary Uniport offers a carrier select telephone service and had approximately 20,500 subscribers at December 31, 1998.

Priority Telecom will face competition in its markets from incumbent telecommunications operators and other competitive operators that have substantially more experience in providing, and significantly greater resources devoted to, telephone services. In addition, we will depend on interconnect arrangements provided by incumbent telecommunications operators. We believe, however, that our strategy for Priority Telecom will allow us to compete effectively with incumbent telecommunications operators and any other local loop providers who subsequently enter the market.

UPC INTERNET/DATA SERVICES: High Speed Access and Chello Broadband. We have launched a cable modem-based, high speed Internet access service in Austria, Belgium, The Netherlands and Norway called Chello Broadband. The launch of Chello Broadband in our upgraded Western European markets is scheduled to begin during early 1999. As of December 31, 1998, we had approximately 23,200 residential and more than 1,140 business cable modem Internet access subscribers.

We have launched a residential and business cable modem-based, high-speed Internet access service in Austria, Belgium, The Netherlands and Norway. We have marketed our current Internet service as a high speed Internet access product excluding many of the value-added services that Chello Broadband expects to provide. Marketing efforts for our Internet access service have been limited to date but we intend to implement a more substantial brand marketing program from the launch of Chello Broadband's service. The launch of Chello Broadband in our upgraded Western European markets is scheduled to begin during the first quarter of 1999.

The Internet services business in Europe is highly competitive. We believe, however, that our strategy for Chello Broadband, which encompasses competitive pricing and superior service combined with high speed access and compelling content, will mitigate the effects of competition from other Internet service providers in its markets. We currently compete with traditional dial-up Internet service providers and other providers (including many incumbent telecommunications service providers) and expect that Chello Broadband will face competition from other broadband cable modem service providers, such as @Home and Roadrunner as they move to the European market. In the future, we expect competition from providers using other broadband technologies.

AUSTRIA: TELEKABEL GROUP

OVERVIEW. UPC owns 95.0% of the Telekabel Group, which provides communications services to the Austrian cities of Vienna, Klagenfurt, Graz, Baden and Wiener Neustadt and is the largest video distribution system in Austria with over 40.0% of the market. Telekabel Wien, which serves Vienna and represents approximately 87.0% of Telekabel Group's total subscribers, owns and operates one of the larger clusters of cable systems in the world in terms of subscriber numbers served from a single headend.

In early 1992, Telekabel Wien initiated the rebuild and upgrade of its existing cable network in Vienna. The upgrade, which is expected to be 75.0% complete by the end of 1999, was approximately 57.0% complete and passed approximately 516,700 homes as of December 31, 1998. UPC is are expanding Telekabel Group's service offerings as its network is upgraded to full two-way capability. The upgraded network enabled Telekabel Group to launch an expanded basic tier, impulse pay-per-view services and Internet/data services in 1997. Telekabel Group was the first Austrian cable television company to offer tiered and pay-per-view services when it launched such services in Vienna.

Telekabel Group launched an Internet access service in September 1997 and had approximately 9,050 Internet access subscribers as of December 31, 1998, with current average additions of 1,300 customers per month. It plans to introduce the Chello Broadband service in 1999. In addition, Telekabel Group launched Priority Telecom's cable telephone service in Vienna on a trial basis in November 1998. Following intervention of regulatory authorities on behalf of Telekabel Group, Telekabel Group entered into an interconnect arrangement with "PTA", the national incumbent telecommunications service operator, in November 1998.

PROGRAMMING. Telekabel Group offers basic subscribers 32 channels of cable programming, including substantially all of the broadcast channels from Austria and Germany, as well as CNN, Super Channel, MTV, an informational channel, Tips and Hits, Telekino Heute and Vienna cable text. Telekabel Group launched an expanded basic tier in May 1997 by providing subscribers, whose homes are passed by the upgraded network, an advanced analog decoder box, the cost of which is provided for in the monthly rate. The expanded basic tier currently provides seven channels of additional programming. In conjunction with the launch of this tier, Telekabel Group launched an impulse pay-per-view service with up to ten channels of programming.

COMPETITION. Telekabel Group's cable systems compete with a DTH satellite service that is available throughout Austria. Currently, DTH satellite service penetration of the Austrian market is approximately 35.0% and is concentrated primarily in the rural areas of the country. There is less competition from DTH satellite service in Vienna where we estimate that the penetration is approximately 8.0%. Competition in the Internet/data business in Austria is intensifying. PTA is promoting its high speed lines and a number of other companies recently have entered, or are expected to enter, the market. Upon launch of its telephone service in Vienna, Telekabel Group began competing with PTA. New facilities-based competitors in Telekabel Group's operating areas include United Telekom Austria, Tele.ring and Citykom. In addition, there are three wireless telephone providers in Telekabel Group's operating areas.

BELGIUM: TVD

OVERVIEW. TVD provides cable television and communications services in selected areas of Brussels and nearby Leuven in Belgium. We estimate that there are currently approximately 133,000 homes under license in TVD's franchise areas. TVD, which currently has approximately 96.0% penetration, plans to grow through the introduction of new services that currently are not subject to the price regulations applicable to basic cable services.

In late 1996, TVD began upgrading its network through fiber optic overlay of its trunk lines and replacement of all amplifiers. TVD's upgraded networks passed approximately 91,735 homes, or 69.0% of its total network as of December 31, 1998. TVD expects to complete this upgrade by mid-1999.

TVD introduced expanded basic tier in October 1996 and an Internet access service in September 1997. As of December 31, 1998, TVD had approximately 4,900 expanded basic subscribers and 1,869 residential and 284 business Internet access subscribers. TVD plans to launch the Chello Broadband service in early 1999. As TVD upgrades additional portions of its network to full two-way capability, it plans to introduce impulse pay-per-view in the second quarter of 1999. We are exploring the possibility of providing cable telephone services.

PROGRAMMING. TVD offers in Brussels a basic tier consisting of 32 channels, 17 expanded basic programs in six tiers, 20 FM radio channels and 20 premium digital radio channels. Its system in Leuven offers a basic tier consisting of 37 channels, an expanded basic tier with six channels, 20 FM radio channels and 20 premium digital radio channels. TVD also distributes five premium channels, three in Brussels and two in Leuven, which are provided by Canal+.

COMPETITION. TVD has approximately 96.0% penetration in its market. TVD faces competition, however, from one other cable television provider, "Iverlek", which was granted a license for the provision of cable television services in Leuven and is constructing a cable network. As of December 31, 1998, TVD had approximately 27,480 subscribers in Leuven. Also, we understand that in Leuven, Telenet will offer a broadband access and content service using Iverlek's new cable network. To date, TVD has experienced only limited competition from DTH satellite service providers. In its Internet access business, TVD competes with traditional dial-up Internet service providers.

THE NETHERLANDS: UTH

UPC'S Dutch operations are held through UTH of which UPC holds 51.0% as of December 31, 1998. In February 1999, UPC acquired the remaining 49.0% of UTH and began consolidating UTH's results. UTH holds three principal operating companies: 100% of "CNBH", which holds the combined KTE and Combivisie systems, 100% of Telekabel Beheer, and 50.0% of A2000. UTH does not consolidate the results of A2000. UTH owns and operates systems in the regions of Brabant, Flevoland, Friesland and Gelderland. Because of the large number of current subscribers located in four large clusters in The Netherlands, UTH is constructing a fiber backbone to interconnect its region-wide networks. In September 1998, UTH acquired 80.0% of Uniport, a carrier select telephone service with approximately 20,500 subscribers at December 31, 1998.

OVERVIEW. Both KTE and Combivisie introduced an expanded basic tier in December 1996. KTE and Combivisie were combined into CNBH in 1998, which then launched impulse pay-per-view services in June 1998. In 1997, Combivisie and Telekabel Beheer began upgrading their networks. The upgrade is expected to be 89.0% completed by year-end 1999. As of December 31, 1998, approximately 53.0% of UTH's homes were passed by the upgraded network.

UTH intends to launch Chello Broadband's Internet/data services in the CNBH systems in early 1999. In addition, UTH plans to introduce the initial phase of cable telephone services in the NV Telekabel systems in mid-1999. Telekabel Beheer introduced an Internet access service in November 1997 in parts of its networks and also delivers a business telephone service, including leased line management, on-site services and telephone equipment, to its former 100% shareholder, "NUON", and several other companies. As part of the purchase agreement with NUON for the remaining 49.0% of UTH, UTH and NUON have agreed to enter into a preferred supplier arrangement through December 31, 2007, whereby UTH will be the preferred supplier for NUON and its subsidiaries for telecommunications and Internet services and NUON will be the preferred supplier to UTH for energy and energy-related services.

In August, 1998, UTH acquired from Nutsbedrijf Regio Eindhoven a 16,700 subscriber cable television system in the Eindhoven region. This acquisition enabled it to increase the cluster of operations in and around the Eindhoven area.

In January 1999, UTH acquired the networks of Geldrop and St. Oedenrode and sold the network of Schijndel to Palet Kabelcom. The main reason was a further improvement of operations through clustering.

PROGRAMMING. UTH currently offers its subscribers an average of 28 channels of basic programming along with a music channel and 33 FM radio channels. UTH also distributes two premium channels provided by Canal+. In addition, UTH offers an impulse pay-per-view service, consisting of four movie channels and one adult channel. UTH's basic service includes Dutch broadcasting channels, as well as a variety of German, French and English channels. The eight channels in UTH's expanded basic tier consist of sports, travel, news, science fiction, music and general entertainment. UTH is discussing with some of its higher value programming suppliers the migration of their channels from the basic tier to the expanded basic tier. UTH is not certain when it will successfully conclude these discussions.

COMPETITION. UTH is the only cable system in its franchise area. To date, UTH has maintained approximately 94.0% penetration. Competition from television signals received by antenna, DTH satellite services and local private cable systems has been limited. In its Internet access business, UTH will compete with dial-up Internet service providers such as KPN's World Access/Planet Internet, NLNet and World Online. Upon launch of telephone services, UTH will compete primarily with KPN.

THE NETHERLANDS: A2000

OVERVIEW. A2000 currently enjoys basic penetration rates of approximately 92.0% in its two systems that serve Amsterdam and its surrounding communities of Landsmeer, Purmerend, Zaanstad and Ouder-Amstel, and Hilversum.

A2000 launched a nine-channel expanded basic tier in October 1996, impulse pay-per-view services in April 1997, cable telephone service on a trial basis in July 1997 and an Internet/data access service in October 1997. A2000 launched its Nedpoint-branded cable telephone service in August 1998. As of December 31, 1998, A2000 had approximately 14,250 subscribers to its expanded basic tier, approximately 18,100 cable telephone subscribers and approximately 8,125 residential and 250 business subscribers to its Internet/data access service.

As of December 31, 1998, approximately 386,100 homes, or 67.0% of A2000's systems, were passed by the upgraded network, with total rebuild expected to be completed by the end of 1999.

PROGRAMMING. A2000 currently offers 26 channels of cable programming and 39 FM radio channels to its basic tier subscribers in the A2000 systems. A2000 offers programming in many languages, including Dutch, English, German, Italian, French and Turkish.

A2000's expanded basic tier carries 13 channels. Programming includes both ethnic content, such as Asian, Chinese and Arabic, and thematic content, such as science fiction, travel, music, adult and art. A2000 has moved some popular channels, including MBC and the National Geographic Channel, from the basic tier service to the expanded basic tier. A2000 also distributes two premium channels provided by Canal+. Canal+ has recently commenced litigation against A2000 demanding direct access to A2000's network in order to introduce its own digital decoder. We do not believe A2000 will be obliged to provide the access demanded by Canal+ and, even if it were, we do not believe providing such access would have a material effect on A2000's business.

Increases in the price of the basic tier service are restricted by agreements between A2000 and Amsterdam and the other municipalities in its franchise areas. Because these prices are kept at a low level, A2000's basic tier revenues are limited. A2000, therefore, charges programming suppliers carriage fees for the transmission of their channels. Some of A2000's programming suppliers have been unwilling to pay such carriage fees and Discovery, Eurosport, CNN and MTV have withdrawn their channels from A2000's basic tier offering. A2000 has offered to include these channels in its expanded basic tier or in separate mini-tiers. While A2000 has experienced typical and anticipated customer dissatisfaction with the change of programs in the basic tier, it has not experienced additional churn that can be directly attributed to these changes.

A2000 plans to continue to introduce new channels on its tiered services when such programming is available. A2000's impulse pay-per-view service offers movies from all major studios on four movie channels. This service also includes an adult channel and one "barker" channel that provides previews of upcoming pay-per-view events.

COMPETITION. A2000 currently has a penetration rate of approximately 92.0% in its service area. Its primary competition is from DTH satellite service providers. To date, however, A2000's programming rights, low basic cable fees, restrictive regulations on the installation of dishes and high installation costs have limited DTH satellite services as a meaningful competitor. In its Internet access service, A2000 currently is the only high speed access provider in its operating area. A2000 expects to compete with KPN, which is testing a high speed Internet access service, in the near future. A2000 also competes with traditional dial-up providers, including KPN's World Access/Planet Internet, NLNet and Euronet. In its telephone business, A2000 currently competes with KPN, Telfort and Worldcom. A2000 is competing on the basis of price and the ability to integrate a number of its services.

NORWAY:  JANCO

OVERVIEW. Janco is Norway's largest cable television operator with approximately 47.0% of the total Norwegian cable television market as of December 31, 1998. Janco owns and operates 16 cable television systems in Norway located primarily in the southeast and along the southwestern coast, as well as its main network in Oslo. The well-established Norwegian cable television market has approximately 70.0% penetration, as of December 31, 1998, primarily due to poor over-the-air reception in much of Norway and a significant demand for television entertainment.

Janco launched an Internet access service in March 1998 and plans to introduce the Chello Broadband service early 1999. Janco has secured a telephony license agreement from the Norwegian regulator, and an interconnection agreement with "TeleNor", the incumbent telecom operator. We plan to introduce Priority
Telecom's cable telephone service in 1999 in the upgraded portions of Janco's network.

Janco is currently upgrading its network to full high capacity 860 MHz two-way capability, with the exception of 75,000 homes in western rural areas. Its networks vary in capacity from 300 MHz to 550 MHz . This varying architecture requires us to replace more of the network than in our other primary markets, thereby increasing the costs of this upgrade. The upgrade, which began in April 1998, is scheduled to be completed over the next three to four years.

PROGRAMMING. Janco currently offers subscribers 31 channels of programming in four tiers:

      o basic, including "must carry", a limited number of broadcast channels required by the government to be carried,

      o   an expanded basic tier,

      o   a "mini-tier" of certain selected channels, and

      o   premium services.

Because  English  is  widely  understood  in  Norway,   Janco  is  able  to  use
English-language programming to supplement the limited, but increasing, supply of available Scandinavian-language programming.

COMPETITION. Janco experiences limited competition from DTH satellite service providers. In its Internet access business, Janco expects to compete with TeleNor which is expected to launch a broadband Internet access service this fall; and "Tele2", a subsidiary of NetCom Systems, which operates a dial-up Internet access service and has recently launched a high speed wireless Internet access service. With Priority Telecom telephone services, Janco will also compete in this area with TeleNor.

ISRAEL:   TEVEL

OVERVIEW. Tevel has exclusive cable television broadcasting franchises for the entire Tel Aviv metropolitan area, the region of Ashdod-Ashkelon, which is 30 miles south of Tel Aviv, and the Jezreel Valley, which is 80 miles northeast of Tel Aviv. In April 1998, Tevel acquired 100% of Gvanim Cable Television Ltd., or "Gvanim", and has since integrated fully Gvanim's operations with its own. Gvanim and its 90.0%-owned subsidiary Gvanim-Krayot operate cable television systems in the Rishon-Leziyon, Ramla-Lod, Modiin, Haifa Bay, Karmiel, Maalot and Lower Galilee areas of Israel. There are approximately 212,150 homes passed in the Gvanim franchises and as of December 31, 1998, Gvanim and its subsidiary had 149,650 subscribers. The Gvanim acquisition increased Tevel's total subscribers as of December 31, 1998 to more than 402,350 in franchise areas representing over 595,000 homes, or approximately 40.0% of the total homes in Israel.

In addition to its cable operations, Tevel owns 50.0% of "Globcall", a telecommunications company that designs, installs and maintains switching systems for businesses. As of December 31, 1998, Globcall served approximately 35,000 outlets. Tevel also owns 33.0% of Netvision, one of Israel's leading Internet service providers that had over 60,000 dial-up subscribers as of December 31, 1998.

Tevel plans to upgrade all of its systems to 750 MHz hybrid fiber coaxial technology capable of providing cable telephone and Internet/data services. Currently, Gvanim's network is a one-way system with a substantial overlay of fiber optic backbone, but it is being upgraded to full two-way capability with the installation of 750 MHz hybrid fiber coaxial technology. Tevel expects that the upgrade of all of its systems will be substantially complete by mid-1999.

PROGRAMMING. Tevel offers basic subscribers 45 channels of programming, including a wide range of entertainment, news, sports, performing arts and educational channels, as well as five pay-per-view channels in all of Tevel's areas. Currently, over 40.0% of Tevel's subscribers purchase at least one pay-per-view buy per month. Tevel is negotiating with the Ministry of Communications with respect to the terms of an extension for Tevel's pay-per-view license beyond September 1999 and the grant of a license for Gvanim.

Tevel and the other Israeli cable television operators own a programming company, Israel Cable Programming Company Limited ("ICP"). ICP purchases programming rights for subsequent sale to cable television operators in Israel and produces two cable-exclusive channels: a general entertainment channel and a movie channel. A children's channel, a sports channel and a channel showing nature, science and art documentaries are produced by third parties. The shareholders of ICP are considering various alternatives for divesting their interests in ICP, due to regulatory pressure.

COMPETITION. Because Tevel has exclusive cable television licenses, to date, it has experienced no competition from other multi-channel television providers. The Israeli government recently passed legislation, however, to grant licenses to DTH satellite service operators. In January 1999, a license has been granted to a group led by "Bezeq", the Israeli incumbent telecommunications service provider, and another license may be granted to a second group. These operators are expected to begin providing DTH satellite services by the fourth quarter of 1999. ICP may be required to sell to DTH satellite service operators its channels that are currently offered exclusively to cable television operators, and Tevel may be required to divest its ownership in ICP.

FRANCE: MEDIARESEAUX

OVERVIEW. UPC has a 95.0% economic interest in Mediareseaux, which currently holds cable television franchises for 150,000 homes in the Marne-la-Vallee area east of Paris. Mediareseaux began construction of its network in September 1996, and as of December 31, 1998, Mediareseaux's system passed approximately 74,620 homes and had approximately 29,100 basic subscribers, giving it a penetration rate of 39.0%. Mediareseaux began offering pay-per-view services in May 1998, and to date, the pay-per-view buy rate is approximately 0.5 movies per expanded basic tier subscriber per month.

UPC recently agreed to buy the French cable assets from Time Warner. These French systems are located in suburban Paris and Lyon, and in Limoges. The number of homes passed and subscribers is 210,000 and 64,000, respectively. We expect to close this purchase in the third quarter of 1999.

In July 1998, Mediareseaux obtained a 15 year telephone license for an area that includes 1.5 million homes in the eastern suburbs of Paris and in September 1998, Mediareseaux began installing a telephone switch. Mediareseaux has begun offering telephone services in February 1999 within its cable television franchise area and has obtained frequencies for a trial offering of fixed wireless local loop services. Mediareseaux also plans to offer Chello
Broadband's Internet access services in 1999. To expand its operations, Mediareseaux is pursuing potential acquisition opportunities and plans to develop these franchises as one clustered system offering integrated video, cable telephone and Internet/data services.

The hybrid fiber coaxial network was started with a 750 MHz UHF-VHF frequency band network with a 5-65 MHz return path. The systems' post-1998 construction incorporates 860 MHz hybrid fiber coaxial capacity with a 5-65 MHz return providing full two-way capability. As of December 31, 1998, Mediareseaux's network passed approximately 50.0% of the 150,000 homes then in its franchise areas. We expect the network to pass all 150,000 homes in its current franchise areas by the end of 2000.

PROGRAMMING. Mediareseaux's current programming offers:

      o a basic eight-channel package containing off-air, local and promotional programs,
      o four extended basic tiers, called News & Current Events, Youth & Discovery, International Channels and Sports & Leisure, with five to nine channels each,
      o three premium tiers containing three children's channels, three sports channels and four movie channels, and
      o   ten impulse pay-per-view channels.

COMPETITION. Mediareseaux competes with other video service providers in its license areas including satellite providers such as Canal Satellite and TPS. Mediareseaux expects to face competition mainly from "France Telecom", the French incumbent telecommunications operator and Cegetel with the launch of its cable telephone services. Upon the launch of its Internet access service, Mediareseaux expects to face competition from France Telecom's Wanadoo service, "Cegetel", which now includes AOL, Compuserve and HOL, and Infonie, among others.

HUNGARY:   TELEKABEL HUNGARY

In June 1998, we increased our interest in Kabelkom, Hungary's largest operator of cable television systems, from 50.0% to 100%. Shortly thereafter, Kabelkom combined operations with Kabeltel, Hungary's second largest operator of cable television systems, creating Telekabel Hungary. As of December 31, 1998, Telekabel Hungary had 442,560 subscribers. There are no current plans to launch telephone or Internet/data services in Telekabel Hungary's systems.

We are upgrading Telekabel Hungary's networks. As of December 31, 1998, approximately 86,000 customers were already served by the rebuilt network. The upgraded network throughout Budapest will be 750 MHz hybrid fiber coaxial technology with 65 MHz return path. As of December 31, 1998, Telekabel Hungary's network passed approximately 105,100 homes with hybrid fiber coaxial cable.

PROGRAMMING. Telekabel Hungary offers subscribers four tiers of programming comprising approximately 35 channels:

      o basic tier, which includes a limited number of broadcast and satellite channels required by the government to be carried,
      o   an expanded basic tier, and
      o   a premium service, HBO-Hungary.

Approximately 15 channels, including HBO-Hungary, are available in Hungarian. In the Telekabel Hungary systems, 75.0% of all subscribers passed by the upgraded network take the expanded basic tier package.

COMPETITION. Telekabel Hungary currently averages over 86.0% penetration in its service area and faces limited competition. We understand, however, that potential competitors may begin to offer DTH satellite services in Budapest.

OTHER UPC SYSTEMS

UPC also owns and operates multi-channel television systems in other European countries:

       o  MALTA. 50.0% of 70,400-subscriber television network.

       o CZECH REPUBLIC. 100% of a cable and MMDS service in Prague and Brno, the Czech Republic's second largest city.

       o SLOVAKIA. Majority interests in three cable television systems with a total of 21,000 subscribers. UPC recently agreed to acquire 95.6% of the 156,000 subscriber systems based in Bratislava and surrounding cities.

       o ROMANIA. Majority interests in three cable systems with a total of 62,000 subscribers.

       o MONOR, HUNGARY. 44.75% economic interest in a traditional telephone and cable television system in the Monor region of Hungary. Monor has 85,000 homes in its franchise area, with 84,000 traditional telephone homes passed and 68,340 cable television homes passed. It served 69,240 traditional telephone access lines and 30,620 cable television subscribers as of December 31, 1998.

ASIA/PACIFIC OPERATIONS

We are a leading provider of multi-channel television services in Australia, New Zealand and the Philippines. We believe that we are well-positioned to capitalize on the strong demand for multi-channel television, telephone and Internet/data services in Australia and New Zealand. While we believe that a substantial portion of our growth in the region will come from the continued development of our Australian operation, Austar, we also anticipate growth in our New Zealand multi-channel television and telephone business, and our Australian programming business through our 50% owned programming subsidiary, XYZ Entertainment. As of December 31, 1998, our Asia/Pacific systems passed an aggregate of 2.5 million television homes and had 0.5 million subscribers.

AUSTRALIA: AUSTAR

Austar is the only provider of multi-channel television services to virtually our entire market of approximately 2.1 million homes in regional Australia. We primarily use a digital DTH satellite technology to deliver our service which has allowed us to roll out our service quickly and achieve subscriber growth. We believe that the ability to be the first provider of multi-channel television services in our markets has allowed us to establish a significant market presence and strong brand awareness, factors which management believes provide us with a competitive advantage. Approximately 71% of our services are provided through DTH, approximately 27.0% through local MMDS systems and approximately 2.0% through wireline cable.

Another significant event was Austar's purchase of East Coast Television Pty Limited, or "ECT", in July 1998 consisting of approximately 9,000 subscribers as well as various transmission equipment and MMDS licenses. Furthermore, Austar was able to access an additional 0.5 million households located in ECT's operating area on the east coast of Australia and in the state of Tasmania. Austar began sales and marketing initiatives in these regions in August 1998.

PROGRAMMING. Throughout 1998 and early 1999, Austar negotiated new program contracts directly with the majority of our program suppliers, including Optus and Foxtel. This gave us the ability to enhance our program line-up and created several new tiers of program services. We relaunched an enhanced programming service in October 1998 using our new program contracts with suppliers. We believe that, as a result of our exclusive DTH and MMDS programming rights with Foxtel and our access to Optus channels, we are the only major multi-channel television operator in Australia with the ability to offer to its subscribers a full suite of all premium programming available in Australia. Austar's DTH service offers 20 basic channels and eight additional tiered channels. Austar's MMDS service offers 15 basic channels and four additional tiered channels.
Austar also offers an eight-channel "Digital Radio" service to its DTH customers.

COMPETITION. The substantial majority of Austar's metropolitan markets are either small (i.e., approximately 20,000 homes), and/or have relatively low household densities (generally 25 to 75 homes per square kilometer as compared to 100 to 130 homes per square kilometer in Australia's largest cities). As a result, Austar believes that its metropolitan markets generally do not have sufficient density to justify the construction of competitive wireline cable systems. While we believe household densities could potentially support wireline cable construction in areas representing approximately 20.0% of Austar's total franchise homes, the relatively small size of these markets reduces the attractiveness of constructing a competitive cable network. In addition, Austar, as a licensed subscription television provider, is authorized to build wireline cable systems in its markets and, where appropriate, could construct wireline cable systems.

With the exception of the Foxtel cable television system currently extending into Austar's 116,000-home Gold Coast metropolitan market, Austar does not currently have any operational subscription television competitors in its markets. At December 31, 1998, Austar had 23,000 subscribers in the Gold Coast and estimates that Foxtel has 13,000 subscribers in this market.

NEW ZEALAND: SATURN

Saturn launched local and long distance telephone service to both residential and business customers as well as enhanced services such as Centrex and a cable modem service. As of December 31, 1998, Saturn's activated networks passed approximately 41,000 homes and provided service to approximately 13,000 subscribers, including cable and telephone. In addition, Saturn has secured additional rights to use existing poles to attach its network cable in markets representing 500,000 homes, subject to local planning approval, and is exploring the possibility of expanding its networks and services to these markets. As of December 31, 1998, our average penetration rate for our telephone services and for our cable television services was approximately 20% and approximately 15%, respectively.

We believe that New Zealand, a market of 1.2 million homes, is attractive for a new local operator that can provide combined video, voice and data services over a high bandwidth network. New Zealand has a demographic profile similar to Australia including high per capita income and strong television, VCR, PC and cellular telephone penetration rates. Wellington City has over 50.0% PC penetration and over 20.0% of homes subscribing to the internet. In addition, New Zealand imposes virtually no pricing regulation and only limited program content regulation and permits operators to offer combined and bundled multi-channel television, telephony service and internet access over one network. There is currently only one significant multi-channel television provider that offers a five-channel UHF-delivered subscription service and one other local phone service provider.

COMPETITION. Saturn's major telephony competitor is "Telecom", New Zealand's largest telecommunications service provider with nearly a 100% share of local loop revenues, 75.0% of national and international toll revenues and 90.0% of cellular revenues. During 1996 and 1997, Telecom constructed an HFC network to 70,000 homes in various parts of New Zealand and began offering a pay TV service. In 1998, Telecom discountinued its pay television service and Telecom now appears to be pursuing an asymmetrical digital subscriber line ("ADSL") strategy for high speed internet access.

There are currently four broadcast networks in New Zealand as well as several other free-to-air regional channels. The largest provider of subscription television services in New Zealand is "Sky", which operates a five-channel encrypted UHF subscription television service and has recently launched a 20-channel digital satellite service. Although Sky offers a popular sports channel on an exclusive basis, we believe Sky does not currently offer value and programming diversity or television/telephony bundling that Saturn offers.

AUSTRALIAN PROGRAMMING: XYZ ENTERTAINMENT

Through our interest in XYZ Entertainment, we provide five channels (the "XYZ Channels") to a subsidiary of Austar, which in turn supplies them to Austar and Foxtel. The XYZ Channels are available to the majority of Australia's approximately six million television households, including all households marketed via MMDS and DTH by Austar and Foxtel. The XYZ Channels are also distributed to Foxtel for cable distribution pursuant to a carriage agreement between Foxtel and Austar that has been warranted to XYZ Entertainment as having a term through 2020. XYZ Entertainment's agreement with Austar provides for fixed per subscriber prices. We understand the cable carriage agreement between Austar and Foxtel provides for substantial minimum subscriber guarantees. Austar also has an agreement for the distribution of the XYZ channels to Optus Vision, although distribution has yet to commence. As of December 31, 1998, the XYZ Channels were distributed to approximately 700,000 multi-channel television subscribers.

OTHER UAP OPERATIONS

Through UAP, we also provide multi-channel television services in the Philippines and in Tahiti, and own a wireless data network in Australia. Our operations in the Philippines are held through our approximately 20% economic interest in Philipino Cable Corporation, which operates a wireline cable service providing service to 151,500 subscribers and passing 401,800 homes as of December 31, 1998. Our Tahitian operations are held through our up to 90.0% economic interest in Telefenua, which operates a 16 channel MMDS service providing service to 6,100 subscribers and passing approximately 20,000 homes as of December 31, 1998. We also own a 100% economic interest in United Wireless which operates a nationally linked public wireless data network in Australia. United Wireless' target markets are the transportation industry for fleet management requirements and the utility, fire and vending industries for fixed telemetry applications, including remote monitoring. In December 1998, we agreed to sell our 49.0% interest in a joint venture that owns a microwave relay network in Hunan province, China, and provides transmission of video channels to cable television throughout the province to AmTec. The selling price was approximately $12 million in AmTec stock. The closing is conditioned on shareholder approval.

LATIN AMERICA OPERATIONS

Through ULA, we own interests in and operate multi-channel television distribution and telecommunications systems in Chile, Brazil, Mexico and Peru. As of December 31, 1998 our Latin American systems passed an aggregate of approximately 2.2 million homes and had approximately 491,700 subscribers.

CHILE: VTRH

VTRH

Our largest operation in Latin America is our Chilean operation, VTRH. Through VTRH we are the largest provider of multi-channel television services including each of wireline cable television, MMDS and DTH technologies and a growing provider of telephone services in Chile. Wireline cable is our primary business representing approximately 94.4% of our subscribers while MMDS and DTH represent approximately 3.2% and approximately 2.4%, respectively. We have an estimated 56.0% market share of the cable television services throughout Chile and an estimated 38.0% market share within Santiago, Chile's largest city. In 1998, we began the wide-scale roll-out of residential cable telephone service in six communities contained within Santiago and one major city outside Santiago and are currently expanding our efforts to include additional areas throughout Chile.

On April 29, 1999, an indirect wholly owned subsidiary of ours acquired a 60.0% interest in VTRH (the "VTRH Acquisition"). This acquisition, combined with the 40.0% interest in VTRH that is owned by another indirect wholly owned subsidiary of ours, gives us an indirect 100% interest in VTRH. The purchase price for the 60.0% interest in VTRH was approximately $258.0 million in cash, which included repayment of advances from the other shareholders of VTRH and certain other expenses. In addition, we provided capital for VTRH to prepay approximately $126.0 million of existing bank indebtedness and a promissory note from us to one of the other shareholders of VTRH.

To finance the prepayment of VTRH's indebtedness and a portion of the purchase price for the VTRH Acquisition, we concurrently sold in a private transaction $208.9 million of 10.875% Senior Discount Notes due 2009 (the "1999 Notes"). The remaining portion of the VTRH Acquisition was funded with cash on hand and approximately $145.0 million borrowed under a Senior Secured Credit Facility between VTRH and a syndicate of banks (the "VTRH Bank Facility").

The VTRH Bank Facility consists of two tranches - Tranche A, which is a single term loan facility with an aggregate principal amount of $140.0 million, substantially all of which was borrowed for the VTRH Acquisition, and Tranche B, which is a three-year term loan facility, with an aggregate principal amount of up to $80.0 million. Both tranches have been guaranteed by VTRH and its subsidiaries. The banks are in the process of syndicating the final approximately $50.0 million of the VTRH Bank Facility. We have agreed to participate in the syndication as necessary.

The 1999 Notes have essentially the same terms as our outstanding 10.75% Senior Secured Discount Notes due 2008, except for the maturity and coupon rate and that the 1999 Notes are not secured.

As of December 31, 1998, our VTRH systems passed 1.6 million homes throughout Chile and approximately 24.0%, or approximately 372,000 homes, subscribed to our wireline cable television services. We also serve 12,600 customers via MMDS and 9,600 customers via DTH. As of December 31, 1998, approximately 218,000 of our cable homes passed were capable of using our telephone services and approximately 21,000 homes subscribed to these services. Approximately 28.0% of our telephone subscribers also subscribe to our cable services.

PROGRAMMING. VTRH's channel line-up consists of 50 to 65 channels segregated into two tiers of service -- a basic service with 45 to 60 channels and a premium service with five channels. We offer basic tier programming similar to the basic tier program line-up in the United States plus more premium-like channels such as HBO, Cinemax and Cinecanal on the basic tier. As a result, subscription to our existing premium service package is limited because our basic cable package contains similar channels. In order to better differentiate our premium service and increase the number of subscribers to premium service and, therefore, average monthly revenues per subscriber, we anticipate gradually moving some channels out of our basic tier and into premium tiers or pay-per-view events. We are also considering offering additional movies and believe it may be possible to offer adult programming on additional premium tiers in the future. For the programming services necessary to compile our channel lineups, we rely mainly on international sources including the United States, Europe, Argentina and Mexico. Domestic cable television programming is only just beginning to develop around local events such as soccer matches.

COMPETITION. There is only one other major cable television provider in Chile, "Metropolis-Intercom". Metropolis overlaps approximately 60.0% of our homes passed and we overlap approximately 90.0% of its homes passed. Our head-to-head competition with Metropolis in many areas affects our pricing and programming flexibility. We believe that our churn is the result, in part, of Metropolis' marketing efforts. Due to the high capital expenditures required to build-out a new wireline network, we believe significant barriers to entry exist. Metropolis is the only other potential MMDS competitor, and controls the licenses for 4 of the 16 MMDS analog frequencies available in Chile but does not currently transmit any channels. Because MMDS is only capable of providing 16 analog channels of service in comparison to the wireline cable offering of 50 to 65 channels, we do not believe analog MMDS is a viable competitor to cable as a whole. There is only one other major DTH, provider in Chile, Sky, which launched service last year. Because wireline cable is significantly penetrated and offered at lower rates than DTH, we do not believe that DTH poses an immediate significant threat.

VTRH TELEPHONE SERVICES

We began marketing cable telephone services to residential customers in several communities within Santiago in 1997. We offer basic dial tone service as well as several value added services including voice mail, caller I.D., 3-way calling, speed dial, wake up service, call waiting, call forwarding, local bill detail, unlisted number and directory assistance. We primarily provide service to residential customers who require one or two telephone lines. We also provide service to small businesses and home offices requiring up to twelve telephone lines. In general, we have been able to achieve approximately 20.0% to 30.0% penetration of our new telephone markets within the first year of marketing. By the end of 1999, we plan to provide cable telephone service to three additional cities outside Santiago and four additional communities in Santiago.

As of December 31, 1998, approximately 14.0% of our network was capable of providing cable telephone service. Since 74.0% of our network currently has 750 MHz of capacity, our costs to upgrade to two-way capable architecture are relatively low. In areas where our network has less than 750 MHz of capacity, we either have to retrofit existing network or rebuild the network to upgrade to two-way capability. Our plan is to be technologically capable of providing service to approximately 200,000 to 300,000 additional two-way homes during 1999 and to be able to provide telephone service to 1.3 million homes by 2002.

We have the necessary interconnect agreements with local carriers, cellular operators and long distance carriers to allow us to provide our telephone services. Interconnect agreements are mandatory for all local carriers.

COMPETITION. "CTC" is our only major competitor for local residential telephone services in Chile. CTC provides telephone service to approximately 91.0% of the total telephone lines throughout Chile. Other local residential telephone service providers include Telefonica Manquehue S.A. and Complejo Manufacturero de Equipos Telefonicos in Santiago. There are also two other telephone providers in Chile who primarily serve business customers. Because of our geographically extensive cable network, we believe we currently are the only company capable of competing with CTC for residential telephone business. Metropolis currently leases its cable network from CTC and currently does not provide cable telephone service. We believe that we are in a strong position to compete with CTC as a result of our extensive cable network, our quality cable telephone technology and our good relationships with our customers. In addition, we do not believe that wireless local loop telephone technology will be a competitive threat to traditional or cable telephone because the mountainous topography of Chile makes it difficult and expensive to implement.

OTHER ULA OPERATIONS

We also provide multi-channel television services in Brazil, Mexico and Peru. During 1998, our Peruvian and Brazilian systems generated approximately 6.1% of system-level consolidated revenue for our Latin America operations. We have ownership interests in two systems in Brazil: (i) a 46.3% interest in Jundiai, which holds nonexclusive cable television licenses for the city of Jundiai that we are currently negotiating with our partner to sell and (ii) a 100% interest in TVSB, an owner and operator of a 31 channel exclusive license MMDS system. We have a 49.0% interest in Megapo in Mexico. We are also involved in the development of two cable systems in Peru, in Arequipa and Tacna, through Cable Star in which we hold a 60.0% interest. We also provide programming in Latin America countries through our 50.0% ownership interest in MGM Networks LA. As of December 31, 1998, MGM Networks LA had 3.4 million subscribers.

OTHER

Since 1997 we have provided management and technical services to ARA Group International, Ltd. ("ARA") which has built a multi-channel MMDS Service that will provide multi-channel television service throughout Saudi Arabia. We recently exercised our option to acquire 49.0% of ARA. The acquisition is subject to a number of conditions, including achievement of certain minimum levels of activation and service. We estimate the purchase price for this 49.0% interest will be between $55 million and $75 million. We are exploring various sources to finance this potential acquisition.

EMPLOYEES

As of December 31, 1998, we, together with our consolidated subsidiaries, had approximately 2,500 employees. Certain of our operating subsidiaries, including our Austrian, Dutch, Norwegian and Australian systems are parties to collective bargaining agreements with some of their respective employees. We believe that our relations with our employees are good.

REGULATION

The provision of video, telephone and Internet/data services in the countries in which we operate is regulated. The scope of regulation varies from country to country. Below is a discussion of certain regulatory issues in the countries in which our primary operations are located.

AUSTRIA

Each of the five municipalities in which the Telekabel Group offers services holds, directly or indirectly, 5.0% of the local operating company. Each member of the Telekabel Group has entered into an agreement with its municipality. Under the agreement between Telekabel Wien and the City of Vienna, decisions regarding the subscriber rates and programming content of Telekabel Wien's basic subscription package require the unanimous approval of Telekabel Wien's board of management, of which the city appoints one member. While the board of management in the past has always unanimously approved these decisions there can be no assurance that the municipality's director will continue to approve these decisions in the future and not hinder the implementation of our strategies for our video, telephone or Internet/data services. If the managing directors cannot reach agreement, the parties have agreed to call a shareholders meeting to decide the matter. Under Austrian law, a majority shareholder, such as us, may generally take a decision at a shareholders meeting rather than through the board of management. However, UPC, as the majority shareholder, has never taken this action and does not anticipate doing so in the future. The agreements between the other Telekabel Group members and their municipalities require each member to consult with its municipality prior to making similar business decisions.

VIDEO SERVICES. The Cable and Satellite Broadcast Radio Law governs the provision of video services in Austria. The Regional Radio and Cable Broadcast Authorities regulate the operation of cable television networks. Under the Cable and Satellite Broadcast Radio Law, Telekabel Group is required to carry two "must carry" public Austrian channels in its basic tier service. In July 1997, previous prohibitions on cable network operators transmitting programming produced by them were lifted. Pursuant to the terms of the agreement with Vienna, however, Telekabel Wien is prohibited from producing programming.

Pricing of the basic tier service is subject to price control by the Austrian Wage and Price Commission. Approval from the Wage and Price Commission generally must be sought where the desired increase is greater than 50.0% of the consumer price index. Historically, all of Telekabel Group's price increase applications have been approved. Pricing of services other than the basic tier is not regulated.

TELEPHONE AND INTERNET/DATA SERVICES. The Telecommunications Act which came into force August 1, 1997, liberalized the telecommunications sector in Austria as of January 1, 1998, in compliance with "EU" directives. As a result, cable television networks may be used to provide telecommunications services. Telekabel Wien has received a license to provide public voice telephone services in the entire Republic of Austria and a license for the public offer of leased lines through its cable network. The licenses are granted for an unlimited period of time provided that the offering of each respective service begins by February 1999 at the latest.

Austria's  Telecommunications  Act  generally  implements  the  terms  of the EU
Directive on Interconnection in Telecommunications. In November 1998, the Telekabel Group entered into an interconnect agreement with PTA. Difficulty and delay in negotiations and agreement led Telekabel Group to seek the intervention of the Austrian telecommunications regulator, which determined the principal terms of the agreement. PTA has brought an action in the Austrian courts to revise the terms of the interconnection arrangement.

Although there are no voice-telephone pricing regulations, the Telekom Control Commission must be notified of the tariff structure and any subsequent rate increases.

Under Austria's Telecommunications Act, Telekabel Group does not require licenses to provide Internet/data services. It need only notify the Telekom Control Commission of the services it intends to provide.

BELGIUM

VIDEO SERVICES. In Belgium, a cable operator needs to obtain a governmental authorization from the appropriate Community to operate a cable television system. During 1996, 1997 and 1998, all of TVD's non-exclusive authorizations were renewed for nine years. Special authorizations are also required for the distribution of non-EU programs, both in Flanders and in Brussels and we have requested a special authorization in Brussels.

In all of the regions of Belgium, cable television operators are required to transmit particular local, national and other channels as part of their basic tier service. There are usually between 11 and 13 of these "must-carry" channels.

Price increases require the approval of the Ministry of Economic Affairs and must be justified by an increase in the cost of providing the service. Increases are generally approved as long as the increase is below the level of inflation. Historically, all of TVD's price increases have been approved.

Since 1995, cable regulations came into force, which granted cable operators a right of way for the use of public and private property to install and exploit cable networks. Prior to the 1995 regulations, TVD was a party to concession agreements with the municipalities in its franchise areas, which obliged it to pay certain franchise fees. TVD has not paid franchise fees since 1995 when the cable regulations went into effect. In Etterbeek, however, TVD pays the municipality an annual amount. Nonetheless, certain municipalities have requested payment of the old franchise fees, which amount to 5.0% of the operating system's annual gross revenues. TVD does not believe that it is obliged to pay these fees because it believes that the 1995 regulations have superseded the concession agreements.

TELEPHONE AND INTERNET/DATA SERVICES. The provision of cable telephone is governed by the law of March 21, 1991, as amended by the law of 1997, together with secondary regulations. These provisions allow telecommunications services to be provided through cable television networks. TVD had a provisional license to build and operate a public telecommunications network and has applied for a permanent license to build and operate a telecommunications network. TVD has submitted an application for a license to offer voice telephone services and expects to receive a license during the first half of 1999.

INTERNET/DATA SERVICES. TVD must make certain notifications to the Institut Belge des Postes et Telecommunications regarding the Internet/data services it intends to provide. In addition, TVD is required to hold either a provisional or a permanent license to build and operate a telecommunications network in order to offer Internet/data services on its own infrastructure.

THE NETHERLANDS

VIDEO SERVICES. The liberalization of the Dutch telecommunications and cable television sector has generally proceeded at a quicker pace than set by the EU directives. The new Telecommunications Act took effect, with the exception of a few provisions, on December 15, 1998 and further liberalizes these sectors. The new Dutch Telecommunications Act does not require a license for the installation, maintenance or operation of a cable network. Existing network operators need only register with the Dutch Independent Post and Telecommunications Authority within six months after December 15, 1998. The registration of a network does not give an operator any exclusive right. Any person may install, maintain and operate a new network alongside an existing one. The new Dutch Telecommunications Act gives cable network operators and providers of other public telecommunication networks rights of way to install and maintain cable, which are identical to those currently enjoyed by KPN, our principal competitor in The Netherlands.

PROGRAMMING. Pursuant to the Dutch Telecommunications Act and the Media laws, cable television network providers must transmit to all of its subscribers at least 15 programs for television and at least 25 programs for radio, including approximately seven television and nine radio "must carry" channels. Our Dutch operating companies originally purchased their cable television networks from the local municipalities. Pursuant to the terms of the agreements with the municipalities, the Dutch operating companies are obligated to continue to provide basic tier services of between 20 and 30 television channels, including the 15 required under the Media laws.

Under several of the agreements with the municipalities described above, for a number of years the respective municipality's consent is required for increases of the price of the basic tier service which exceed certain agreed levels. Such consent is not typically required for price increases resulting from costs beyond the control of the operating companies, such as copyright fees, consumer price index increases and municipal duties and levies, which can be passed on to subscribers. Because the base subscription rate for the basic tier service has been kept at a low level, particularly in Amsterdam, the operating companies make up their revenue by charging programming suppliers carriage fees for the transmission of their channels. As A2000's basic tier price has been particularly restricted, A2000's carriage fees have been higher than those of the other Dutch systems held by UTH. Some of A2000's programming suppliers have been unwilling to pay such carriage fees and have withdrawn their channels from A2000's offering. Some of them have brought legal actions challenging the carriage fees, arguing that A2000's carriage fees are an abuse of its market strength. To date, none of A2000's programming suppliers have succeeded in their actions against A2000.

The price of the basic tier service may also be regulated by the Dutch Ministry of Culture, but it has not yet intervened to stop price increases.

TELEPHONE AND INTERNET/DATA SERVICES. Until recently, the fixed telecommunications infrastructure was a statutory monopoly of KPN. As described above, the Dutch telecommunications sector has been liberalized in advance of and in accordance with European Union telecommunications policy and cable television networks may now be used for the provision of all telecommunications services.

While A2000's telephone service is not currently subject to price regulation, the prices of its competitor, KPN, are regulated. The Dutch Independent Post and Telecommunications Authority has recently indicated that KPN should reduce its end-user tariffs and substantially reduce its interconnection prices to reflect costs.

INTERNET/DATA SERVICES. Under the Dutch Telecommunications Act, Internet/data services are regulated as telecommunications services. As such, our Dutch operating systems need only register with the Dutch Independent Post and Telecommunications Authority as providers of public telecommunication services and/or networks.

NORWAY

VIDEO SERVICES. Under Norway's Telecommunications Act, the installation and operation of the cable infrastructure and equipment must be authorized by and registered with the Norwegian Post and Telecommunications Authority on the basis of certain necessary technical qualifications. In Norway, the simultaneous and unchanged transmission of television signals over a cable television network is not subject to any licensing or registration requirements.

Cable television providers have "must-carry" obligations obliging them to include three national channels and typically one local television channel in their basic tier services. Distribution of any programming that is not a simultaneous and unchanged retransmission requires a programming license issued by the Ministry of Cultural Affairs. Because pay-per-view programming and some other services are not strictly simultaneous retransmission, Janco has obtained a three-year programming license.

The provision of the basic tier service is subject to price control. A cable operator is only allowed to increase the basic package subscription fee in line with the Official Consumer Price Index. There are no specific pricing restrictions on expanded basic tier services.

TELEPHONE SERVICES. Since January 1, 1998, alternative networks in Norway have been permitted to offer voice telephone services in accordance with the terms of the applicable EU directives. For telephone operators and service providers without significant market power, as is currently the case with Janco, no license is required to offer voice telephone services. Such providers need only register with the Norwegian Post and Telecommunications Authority.

Providers of public telephone without significant market power, including Janco, are not subject to any specific pricing regulations.

INTERNET/DATA SERVICES. Cable television networks do not require a license or notification to provide Internet/data services. They need only register the service with the Norwegian Post and Telecommunications Authority.

FRANCE

Mediareseaux is authorized to operate cable networks for audio-visual services in the territory of Syndicat Mixte de Videocommunication de l'Est parisien and the territory of the city of Rosny-sous-Bois pursuant to two licenses, valid until 2026 and 2022 respectively, granted by the Conseil Superieur de l'Audiovisuel. In order to operate its cable television infrastructure, however, Mediareseaux was required to enter into public service delegation agreements with local authorities. The terms of Mediareseaux's agreements with these two territories govern, among other things, Mediareseaux's channel line-up and cable subscription rates. The agreements also give the respective territories the option to purchase Mediareseaux's network at the expiration of the agreements for a price equal to its usage value as estimated under the terms and conditions of the agreements. Mediareseaux has also entered into public domain occupancy agreements with each city in its region giving Mediareseaux the right to establish its cable network in the public domain.

Mediareseaux holds licenses granted by the Minister of Telecommunications in June 1998 for the establishment and operation of a public telecommunications network and for the provision of voice telephone in three French departments of the Paris region. The licenses were granted for a period of 15 years, are non-transferable and can only be revoked for a material breach of telecommunications regulations. Pursuant to the Post and Telecommunication Code, France Telecom's interconnection rates must be cost-oriented and offered on non-discriminatory terms. Mediareseaux has entered into an interconnect agreement with France Telecom. Mediareseaux expects, however, that it will seek to renegotiate some provisions of the interconnect agreement during 1999.

ISRAEL

VIDEO SERVICES. As part of the liberalization policy adopted by the Israeli Communications Ministry, the telecommunications and cable television market in Israel is expected to undergo significant reforms in 1999. We expect that these reforms will include opening the multi-channel television business to competition by granting licenses to direct to home satellite operators and opening the local telephone and Internet/data transmission markets to competition by granting licenses to independent operators, thereby allowing competition with Bezeq, the Israeli incumbent telecommunications operator. Upon expiration of the existing cable television licenses, franchise exclusivity will be eliminated and other operators will be permitted to apply for cable television licenses to compete in the cable television market.

The 1987 Bezeq law, which allowed the introduction of cable television, gave the new cable companies exclusive rights to download and rebroadcast satellite programming until 2003. The cable television operators therefore challenged the legal basis of the Ministry of Communications policy of introducing direct to home satellite service before that date. In November 1998, the Israeli High Court of Justice decided that direct to home satellite service could be introduced before 2003. The cable television operators are seeking compensation for the loss of exclusivity prior to 2003. This could come in the form of some additional right or rights with respect to the content or services they provide.

FRANCHISE AGREEMENTS. Tevel holds exclusive cable television franchise agreements that were granted for a period of 12 years and expire in 2002. These franchises include a four-year renewal option. Gvanim, which was recently acquired by Tevel, holds exclusive franchises which expire in 2005 and 2002. As with the Tevel franchises, the Communications Ministry is authorized to extend both of these franchises for an additional four years. Tevel and Gvanim pay the government royalties of 5.0% of their gross revenues. Upon the opening of the telecommunications market to competition, exclusive cable television franchises are expected to be replaced with long-term renewable, non-exclusive licenses that will permit cable operators to continue providing cable television services and to begin to offer additional telecommunications services such as voice telephone and Internet/data services.

Pursuant to its franchise agreements, Tevel must provide within its basic service five tape-delivered channels subtitled in Hebrew: a movie channel, a general entertainment channel, a children's channel, a nature and science channel, and a sports channel.

In addition, pursuant to the 1987 Bezeq Law, cable operators must obtain authorization to add or remove channels from their service from the Ministry of Communications. Further restrictions prohibit cable television operators from carrying advertisements on their tape-delivered channels. Tevel currently is required to provide three "must-carry" off-air channels. Its current arrangement currently prohibits "tiering" of video services. In light of expected future competition by the DTH satellite service providers, including the fact that the DTH satellite service providers will be entitled to provide "tiering" of their video services, Tevel and other cable television providers have applied to the Ministry of Communications for approval of "tiering" of their respective services upon opening the multi-channel television business to competition. The Ministry of Communications has indicated its plans to delay introduction of "tiering" by cable television operators by the earlier of 18-36 months or the loss of 15% of cable subscribers. Tevel and other cable television operators have filed an appeal to the High Court of Justice challenging the Ministry's intention.

Cable television service subscription fees are subject to regulation through the franchise agreements and through the arrangement approved by the Restrictive Trade Practices tribunal. Currently, this arrangement is more restrictive than the franchise agreements and permits basic service subscription fees to be increased by a maximum of 1.9% per year above the cost of living index.

TELEPHONE AND INTERNET/DATA SERVICES. As part of the proposed liberalization of the telecommunications market in 1999, Tevel and Gvanim expect to be permitted to supply Internet/data and local telephone services in their franchise areas.

HUNGARY

Cable operators in Hungary are not granted franchises; however, all cable operators must be properly registered with the appropriate government agency. Moreover, although there is no rate regulation in Hungary, rates are subject to consumer pricing and anti-competition reviews by the government. Further, a single cable operator may not provide service to homes exceeding in the aggregate one-sixth of the Hungarian population.

AUSTRALIA

The provision of subscription television services in Australia is regulated by the Australian federal government under various Commonwealth statutes. In addition, State and Territory laws, including environmental and consumer contract legislation, may impact the construction and maintenance of a transmission system for subscription television services, the content of those services, as well as on various aspects of the subscription television business itself.

The Australia Broadcasting Services Act of 1992 ("BSA") regulates the ownership and operation of all categories of television and radio services in Australia including wireline cable, DTH, MMDS or any other means of transmission. The BSA regulates subscription television broadcasting services by requiring each service to have an individual license. Companies associated with Austar hold approximately 100 non-satellite and 50 satellite subscription television broadcasting licenses. These licenses, together with Austar's MMDS licenses, enable Austar to provide subscription television broadcasting services by MMDS in its operating areas. Austar's MMDS licenses are due to expire during 1999. Although renewal is not automatic, Austar may apply to a government regulator for renewal and if renewal is not granted the decision is reviewable by an administrative appeals body.

Foreign ownership of "company interests" of subscription television broadcasting licenses is limited to 20% by a single foreign person and an aggregate of 35% by all foreign persons. "Company interests" under the BSA mean, in broad terms, a beneficial entitlement to, or an interest in, shares of the company, being in a position to exercise control of votes as a poll at a shareholders meeting, having a beneficial entitlement to a dividend, a share of profits under the company's memorandum and articles of association or shareholder distributions upon liquidation or otherwise. Currently, our indirect interests in the companies that hold the licenses are in the form of debentures and not company interests under the BSA.

Our increase in our ownership of Austar and certain amendments to the articles of association and securityholder agreements of Austar made in 1995 affected the number of Austar directors designated by us and the manner in which those directors are elected. While those matters did not require any advance notification or approval under Australian law, they could be reviewed in the future by the Treasurer of Australia under provisions of the Foreign Acquisition and Takeover Act ("FATA"). We are currently considering restructing and streamlining Austar's corporate structure. We plan to seek the Treasurer's approval of this restructuring under FATA. We believe the Treasurer will approve this restructuring.

CHILE

Cable and telephone  applications  for  concessions and permits are submitted to the Ministry of Transportation and Telecommunications which, through the Subsecretary of Telecommunications, is the government body responsible for regulating, granting concessions, and registering all telecommunications. Wireline cable television licenses are non-exclusive and granted for indefinite terms, based on a business plan for a particular geographic area. There is an 18.0% Value Added Tax levied on multi-channel television services but no royalty or other charges associated with the re-transmitting of programming from off-air broadcasting television networks. MMDS licenses have renewable terms of 10 years. VTRH has cable permits in most major and medium sized markets in Chile. Cross ownership between cable television and telephone is also permitted.

The General Telecommunications Law of Chile allows telecommunications companies to provide service and develop telecommunications infrastructure without geographic restriction or exclusive rights to serve. Chile currently has a competitive, multi-carrier system for international and local long distance telecommunications services. Prices for local services are currently determined by regulatory authorities until the market is determined to be competitive. The maximum rate structure is determined every five years. Local service providers with concessions are obligated to provide service to all concessionaires who are willing to pay for an extension to get service. Local providers must also give long distance service providers equal access to their network connections.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
    ----------------------------------------------------------------------------

For information applicable to this item, see the notes to the consolidated financial statements contained in Item 8 "Financial Statements and Supplementary Data".

ITEM 2.   PROPERTIES
--------------------

We lease our executive offices in Denver, Colorado, as well as our regional corporate offices. Our various operating companies lease or own their respective administrative offices, headend facilities, tower sites and other property necessary for their operations.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

Other than as described below, we are not a party to any other material legal proceedings, nor are we currently aware of any other threatened material legal proceedings. From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of our business.

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

The territorial government of Tahiti (in French Polynesia) had legally challenged the decree and authority of the Conseil Superieur de l'Audiovisuel ("CSA") to award Telefenua the authorizations to operate an MMDS service in French Polynesia. The French Polynesian's challenge to France's authority to award Telefenua an MMDS license in Tahiti was upheld by the Conseil d'Etat, the supreme administrative court of France. The territorial government of Tahiti then brought an action in French court seeking cancellation of the MMDS licenses awarded by the CSA to Telefenua. On November 25, 1998, the Conseil d' Etat cancelled the MMDS licenses awarded to Telefenua. Telefenua is in the process of seeking a new authorization. We have no reason to believe that a new authorization  will  not  be  granted.  If  Telefenua  does  not  obtain  a  new authorization, there is no assurance that Telefenua will receive any restitution. In addition, any available restitution could be limited and could take years to obtain.

On July 14, 1998, UIH-SFCC Holdings, L.P. ("UIH-SFCC") filed a complaint in the United States District Court for the District of Colorado, for damages for breach of contract, breach of fiduciary duty and to enforce UIH-SFCC's rights as General Partner in UIH-SFCC, a Colorado Limited Partnership which owns an interest in SFCC, the 100% parent of Telefenua. The three defendants are Loic Brigato, Winfred Anderson and Yoshiko Payne, limited partners of UIH-SFCC. On September 27, 1998, UIH filed a parallel action in the District Court for the State of Colorado. Specifically, the complaints allege that the defendants have refused to abide by the terms of the Partnership Agreement and have taken actions highly detrimental to Telefenua. UIH-SFCC seeks monetary damages, a decree of specific performance requiring defendants to perform their obligations and a constructive trust over defendants' partnership interest. Defendants have filed in the federal court action a motion to dismiss the complaint for lack of subject matter jurisdiction. There has been no decision issued as of this date. We intend to vigorously defend our position.

On April 20, 1999, a class action was filed in the District Court of Tel Aviv against several cable operators in Israel, including Tevel. The complaint alleges that the cable operators have taken advantage of their monopoly position in the market by charging excessive prices for the services provided. The plaintiffs are seeking damages in the amount of approximately NIS1,000 (approximately $240) per subscriber and a judicial order instructing Tevel to reduce its subscriber fee to the alleged fair market price. The plaintiffs have also applied for a judicial order against the Ministry of Communication to avoid considering the extension of Tevel's cable franchise term for unfair exploitation and monopoly status. Tevel's cable television service subscription rates are subject to governmental regulation through franchise agreements and through the arrangement approved by the Restrictive Trade Practices Tribunal. Tevel intends to vigorously defend itself against these allegations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

On December 17, 1998, the Company held its 1998 annual meeting of stockholders. At this meeting, the stockholders considered and approved the following:

1. The election of Lawrence F. DeGeorge, Bruce H. Spector and John P. Cole as Class II Directors with the term of each to continue until the 2001 annual meeting of stockholders;

2. The election of John F. Riordan as a Class III Director with his term to continue until the 1999 annual meeting of stockholders;

3.   The Company's Stock Option Plan for Non-Employee Directors; and

4. The appointment of Arthur Andersen LLP as the independent auditors for the Company for the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

The Company's Class A Common Stock trades on the Nasdaq Stock Market sm under the symbol "UIHIA". The following table sets forth the range of high and low sale prices reported on the Nasdaq Stock Market sm for the periods indicated:

                                                                High       Low
                                                              -------    -------
Ten months ended December 31, 1998:
   First Quarter..........................................   $19.2500   $14.0000
   Second Quarter.........................................   $19.4375   $10.1875
   Third Quarter..........................................   $16.8750   $ 7.7500
   December, 1998.........................................   $20.5000   $15.8750

Year ended February 28, 1998:
   First Quarter..........................................   $10.2500   $ 8.2500
   Second Quarter.........................................   $11.5000   $ 9.7500
   Third Quarter..........................................   $13.7500   $10.3125
   Fourth Quarter.........................................   $14.5625   $10.3750


As of May 3, 1999, there were approximately 91 holders of record of Class A Common Stock and 30 holders of record of Class B Common Stock.

The Company has never paid cash dividends on its common stock and is currently restricted from paying cash dividends by the terms of the indentures governing the Company's senior secured discount notes. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data".

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

The following selected annual consolidated financial data have been derived from our audited consolidated financial statements. The Company's consolidated financial statements do not consolidate the operating results of its minority-owned affiliates, including UPC prior to December 11, 1997. The data set forth below is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and notes thereto and also with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                UNITED INTERNATIONAL HOLDINGS, INC.

                                                                                            For the Years Ended
                                                             For the Ten   -------------------------------------------------------
                                                             Months Ended        February 28,
                                                             December 31,  -----------------------     February 29,   February 28,
                                                                 1998         1998         1997           1996           1995
                                                             ------------  ----------   ----------     -----------    ------------
                                                                         (In thousands, except share and per share data)
Statement of Operations Data:
  Revenue..................................................  $  254,068    $   98,622   $   31,555     $    2,870     $    1,613
  System operating expense.................................    (122,811)      (65,631)     (26,251)        (4,224)        (1,651)
  System selling, general and administrative expense.......    (105,226)      (62,803)     (33,655)        (3,524)        (2,103)
  Corporate general and administrative expense.............    (194,767)      (28,553)     (20,365)       (18,959)       (16,196)
  Depreciation and amortization............................    (159,045)      (91,656)     (38,961)        (2,331)        (1,701)
                                                             ----------    ----------   ----------     ----------     ----------
         Net operating loss................................    (327,781)     (150,021)     (87,677)       (26,168)       (20,038)

  Interest income..........................................      10,464         7,806       13,329          8,417          6,479
  Interest expense.........................................    (163,227)     (124,288)     (79,659)       (36,045)        (9,266)
  Provision for losses on marketable equity securities
   and investment related costs............................      (9,686)      (14,793)      (5,859)        (6,055)        (2,865)
  Gain on sale of investments in affiliated companies......          --        90,020       65,249         16,013             --
  Other (expense) income, net..............................      (2,546)       (5,088)        (991)            81            107
                                                             ----------    ----------   ----------     ----------     ----------
         Net loss before other items.......................    (492,776)     (196,364)     (95,608)       (43,757)       (25,583)
  Share in results of affiliated companies, net............     (54,166)      (68,645)     (47,575)       (48,635)        (6,106)
  Minority interests in subsidiaries.......................       1,410         1,568        4,358          1,081          1,075
  Extraordinary charge for early retirement of debt........          --       (79,091)          --             --             --
                                                             ----------    ----------   ----------     ----------     ----------
         Net loss..........................................  $ (545,532)   $ (342,532)  $ (138,825)    $  (91,311)    $  (30,614)
                                                             ==========    ==========   ==========     ==========     ==========
  Net loss per common share (1):
    Basic and diluted loss before extraordinary charge.....  $   (13.71)   $    (6.75)  $    (3.59)    $    (2.69)    $    (1.10)
    Extraordinary charge...................................          --         (2.02)          --             --             --
                                                             ----------    ----------   ----------     ----------     ----------
    Basic and diluted net loss.............................  $   (13.71)   $    (8.77)  $    (3.59)    $    (2.69)    $    (1.10)
                                                             ==========    ==========   ==========     ==========     ==========

    Weighted-average number of common shares outstanding...  39,919,887    39,211,501   39,035,776     34,017,660     27,802,250
                                                             ==========    ==========   ==========     ==========     ==========


                                                                                             As of
                                                             ---------------------------------------------------------------------
                                                                                February 28,
                                                             December 31,  -----------------------     February 29,   February 28,
                                                                 1998         1998         1997           1996           1995
                                                             ------------  ----------   ----------     -----------    ------------
                                                                                        (In thousands)
Balance Sheet Data:
  Cash, cash equivalents and short-term liquid
   investments.............................................  $   94,321    $  358,122     $140,743       $161,983       $215,955
  Other current assets, net................................      81,589        52,877       28,934         32,461         20,670
  Investments in and advances to affiliated companies......     429,490       341,252      253,108        272,205         85,280
  Property, plant and equipment, net.......................     464,059       440,735      219,342         31,102         13,741
  Goodwill and other intangible assets, net................     424,934       409,190      132,636         45,629             --
  Other non-current assets.................................      47,702        77,659       45,173         36,826         34,644
                                                             ----------    ----------     --------       --------       --------
         Total assets......................................  $1,542,095    $1,679,835     $819,936       $580,206       $370,290
                                                             ==========    ==========     ========       ========       ========

  Current liabilities......................................  $  326,552    $  291,390     $ 88,941       $ 13,255       $ 10,530
  Senior discount notes and other long-term debt...........   1,939,289     1,702,771      675,183        371,227        202,416
  Other non-current liabilities............................     184,928        30,204        9,116             --             --
                                                             ----------    ----------     --------       --------       --------
         Total liabilities.................................   2,450,769     2,024,365      773,240        384,482        212,946

  Minority interests in subsidiaries.......................      18,705        15,186          307          2,509          7,307
  Preferred stock and other................................      56,286        32,564       31,293         41,239         11,167
  Stockholders' (deficit) equity...........................    (983,665)     (392,280)      15,096        151,976        138,870
                                                             ----------    ----------     --------       --------       --------
         Total liabilities and stockholders'
          (deficit) equity.................................  $1,542,095    $1,679,835     $819,936       $580,206       $370,290
                                                             ==========    ==========     ========       ========       ========

-----------------
 (1) Net loss per common share amounts include the accrual of dividends on convertible preferred stock which are recorded directly to additional paid-in capital.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' acceptance of our newer telephone and Internet/data services, our ability to manage and grow our newer telephone and Internet/data services, our ability to secure adequate capital to fund other system growth and development, risks inherent in investment and operations in foreign countries, changes in government regulation, changes in the nature of key strategic relationships with partners and joint venturers, and other factors discussed in our report on Form 8-K dated September 24, 1996. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. Our statements in Management's Discussion and Analysis of Financial Condition and Results of Operations in this report related to the Year 2000 issues are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The following discussion and analysis of financial condition and results of operations cover the ten months ended December 31, 1998 and the years ended February 28, 1998 and 1997, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

INTRODUCTION

UIH was formed in 1989 for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations outside the United States. Through UPC, our systems in Europe together have the largest number of subscribers of any group of broadband communications networks operated across Europe. Through ULA and UAP, we hold interests in multi-channel television operating systems and related business development projects in Chile, Brazil, Mexico, Peru, Australia, New Zealand, Tahiti, the Philippines and China, as well as interests in programming companies for the Australia and Latin America markets.

For the ten months ended December 31, 1998, we consolidated the results from our systems in Austria, Belgium, Norway, France, Hungary, the Czech Republic, Romania, the Slovak Republic, Ireland, Australia, Peru and Brazil (Fortaleza). Unconsolidated systems included our interests in certain Dutch, Israeli, Maltese, New Zealand, Chile, Mexico, Tahiti, Philippines and China systems, and programming interests in Hungary, the Czech Republic, Australia and Latin America. We account for these unconsolidated systems using the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize our proportionate share of net earnings or losses of the affiliate, limited to the extent of our investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. Our proportionate share of net earnings or losses of each affiliate includes the amortization of the excess of our cost over our proportionate interest in each affiliate's net tangible assets. During the ten months ended December 31, 1998, we consolidated certain of our Dutch systems for the period ended July 31, 1998. Thereafter, all of our Dutch systems were accounted for using the equity method. On February 17, 1999, UPC acquired the remaining 49.0% interest in UTH, our Dutch holding company, and will begin consolidating the results of UTH's systems other than A2000. On December 11, 1997, we purchased the remaining 50.0% of UPC we did not already own, and as a result began consolidating UPC's operating results. We had historically accounted for UPC under the equity method.

Prior to the ten months ended December 31, 1998, our fiscal year end was February 28, and we accounted for our share of the income or loss of our operating companies based on the calendar year results of each operating company. This created a two-month delay in reporting the operating company results in our consolidated results for our fiscal year-end.

On February 24, 1999, we changed our fiscal year end from the last day in February to the last day in December, effective December 31, 1998. To effect the transition to the new fiscal year end, the combined results of operations of the operating companies for January and February 1998, a loss of $50,369, has been reported as a one-time charge to our retained deficit as of March 1, 1998 in our consolidated statement of stockholders' (deficit) equity. Consequently, the consolidated statement of operations presents the consolidated results of the Company and its subsidiaries for the ten months ended December 31, 1998.

SERVICES

To date, our primary source of revenue has been video entertainment services. Our operating systems generally offer a range of video service subscription packages including a basic tier and an expanded basic tier. In some systems, we also offer mini-tiers and other premium programming. Historically, video services revenue has increased as a result of acquisitions of systems, subscriber growth from both well established and developing systems, and increases in revenue per subscriber from basic rate increases and the introduction of expanded basic tiers and pay-per-view services.

We believe that an increasing percentage of our future revenues will come from telephone and Internet/data services. Within a decade, video services could account for half of our total revenue, as our other services increase. These are forward-looking statements and will not be fulfilled unless our new services grow dramatically. Our capital constraints, technological limitations, competition, lack of programming, loss of personnel, adverse regulation and many other factors could prevent our new services from growing as we expect.

PRICING

We usually charge a one-time installation fee when we connect subscribers, a monthly subscription fee that depends on whether basic or expanded basic tier service is offered, and incremental amounts for those subscribers purchasing pay-per-view and premium programming, which are generally offered only to expanded basic tier subscribers.

COSTS OF OPERATIONS

Video services operating costs include the direct costs of programming, franchise fees and operating expenses necessary to provide the service to the subscriber. Direct costs of programming are variable, based on the number of subscribers. The cost per subscriber is established by negotiation between us and the program supplier or rates negotiated by cable associations. Franchise fees, where applicable, are typically based upon a percentage of revenue. Other direct operating expenses include operating personnel, service vehicles, maintenance and plant electricity. Selling, general and administrative expenses include personnel-related costs such as stock-based compensation expenses, marketing, sales and commissions, legal and accounting, office facilities and other overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

We have financed our acquisitions and funding of our video, voice and data systems in the three main regions of the world in which we operate primarily through public and private debt and equity as well as cash received from the sale of non-strategic assets by certain subsidiaries. These resources have also been used to refinance certain debt instruments and facilities as well as to cover corporate overhead. The following table outlines the sources and uses of cash, cash equivalents, restricted cash and short-term liquid investments (for purposes of this table only, "cash") for UIH (parent only) from inception to date:

                                                                               For the Ten
                                                        Inception to          Months Ended
                                                      February 28, 1998     December 31, 1998      Total
     UIH (Parent Only)                                -----------------     -----------------     --------
     -----------------                                                        (In millions)
     Financing Sources:
       Gross bond proceeds.....................           $ 1,138.1             $    --           $1,138.1
       Gross equity proceeds (1)...............               367.1                41.8              408.9
       Asset sales, dividends and note payments               216.1                 8.3              224.4
       Interest income and other...............                26.3                 6.4               32.7
                                                          ---------             -------           --------
            Total sources......................             1,747.6                56.5            1,804.1
                                                          ---------             -------           --------
     Application of Funds:
       Investment in:
         UPC...................................              (363.1)              (91.6)            (454.7)
         UAP (1)...............................              (160.0)              (96.4)            (256.4)
         ULA...................................              (224.2)              (68.1)            (292.3)
         Other.................................               (25.8)                 --              (25.8)
                                                          ---------             -------           --------
            Total..............................              (773.1)             (256.1)          (1,029.2)
       Repayment of bonds (2)..................              (531.8)                 --             (531.8)
       Offering costs..........................               (63.7)               (0.8)             (64.5)
       Corporate equipment and development.....               (25.6)               (0.1)             (25.7)
       Corporate overhead and other............               (94.6)              (11.9)            (106.5)
                                                          ---------             -------           --------
            Total uses.........................            (1,488.8)             (268.9)          (1,757.7)
                                                          ---------             -------           --------
       Period change in cash...................               258.8              (212.4)              46.4
       Cash, beginning of period...............                  --               258.8                 --
                                                          ---------             -------           --------
       Cash, end of period.....................           $   258.8             $  46.4               46.4
                                                          =========             =======
     UIH's Subsidiaries
     ------------------
     Cash, end of period:
       UPC.....................................                                                       31.7
       UAP.....................................                                                        3.5
       ULA.....................................                                                        9.2
       Other...................................                                                        3.5
                                                                                                  --------
     Total consolidated cash, cash equivalents,
      restricted cash and short-term liquid
      investments..............................                                                   $   94.3
                                                                                                  ========

     ----------------
(1) Includes issuance/use of $29.8 million and $29.5 million in convertible preferred stock in 1995 and 1998, respectively, to acquire interests in Australia as well as $50.0 million in common stock in 1995 to acquire the initial interest in UPC.
(2) Includes tender premium of $65.6 million.

UIH PARENT

We had $46.4 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of December 31, 1998. Subsequent to December 31, 1998 we received $13.9 million from the exercise of existing warrants to purchase our common stock, as well as $89.2 million from the repayment of inter-company loans to UPC. Additional sources of cash in 1999 may include the raising of additional private or public debt and/or equity and/or the receipt of sales proceeds from the disposition of non-strategic assets by certain subsidiaries. Uses of cash in the next year will include continued funding to the Asia/Pacific and Latin America regions to meet the existing growth plans of our systems in those regions and corporate overhead. We do not expect to contribute additional capital to UPC for its on-going operating or development requirements, as UPC will finance its operating systems and development opportunities with its operating cash flow and proceeds from its initial public offering in February 1999. We estimate approximately $42.3 million of UIH Parent funding will be required by systems in the Asia/Pacific region during 1999, and approximately $26.3 million of UIH Parent funding will be required by systems in the Latin America region during 1999. We believe that our existing capital resources, combined with potential debt or equity financings will enable us to assist in satisfying the operating and development requirements of our subsidiaries and to cover corporate overhead for the next year. To the extent we pursue new acquisitions or development opportunities, we would need to raise additional capital or seek strategic partners.

UPC

UPC has financed its operations and acquisitions primarily from cash contributed by UIH upon the formation of UPC, debt financed at the UPC corporate level, project debt financed at the operating company level and operating cash flow. UPC has used these capital resources to fund acquisitions, developing systems and corporate overhead. UPC has financed its well-established systems and, when possible, its developing systems with project debt and operating cash flow. Also, well-established systems generally have stable positive cash flows that, to the extent permitted by applicable credit facilities, may be used to fund other operations. Developing systems, which are at various stages of construction and development, will generally depend on UPC for some of the funding for their cash needs until project financing can be secured.

During February 1999, UPC successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System and raising gross and net proceeds from the offering of approximately Dutch guilder ("NLG") 2,850.3 million ($1,508.1 million) and NLG2,705.8 million ($1,431.6 million), respectively (the "UPC IPO"). Concurrent with the offering, a subsidiary of Discount Investment Corportion ("DIC") exercised one of its two option agreements acquiring approximately 1.6 million shares for NLG89.6 million ($47.4 million). Proceeds from the sale of the shares to DIC were used to repay $45.0 million of the DIC Loan and related interest. Also concurrent with the offering, proceeds were used to reduce UPC's Senior Revolving Credit Facility totaling NLG635.8 million ($336.4 million), including accrued interest of NLG15.8 million ($8.4 million), repay in its entirety UPC's Bridge Bank Facility totaling NLG110.0 million ($58.2 million), net of the interest reserve account, acquire NUON's 49% interest in UTH for NLG518.1 million ($265.7 million), including accrued interest of NLG15.8 million ($8.1 million), and assume from NUON a subordinated loan, including accrued interest of NLG33.3 million ($17.0 million). UPC also repaid approximately $89.2 million of intercompany loans to UIH Parent. The remaining proceeds from the initial public offering are expected to be used primarily for capital expenditures and to fund other costs associated with UPC's network upgrade, the build and launch of UPC's telephone and Internet/data services businesses as well as UPC's video distribution and programming businesses. Some of the proceeds are expected to be used for acquisitions of new systems and other related businesses. UPC may need to raise additional capital in the future to the extent it pursues new acquisition or development opportunities or if cash flow from operations is insufficient to satisfy its liquidity requirements.

UAP

UAP has financed its operations and acquisitions primarily from cash and preferred stock contributed by UIH, public bonds at the UIH A/P level and project debt financed at the operating company level. UAP has used these capital resources to fund acquisitions, developing systems and corporate overhead. Developing systems, which are at various stages of construction and development, will generally depend on both funding from UIH and project financing to meet their growth needs.

We expect the need for additional funding for Austar in the future. The amount of capital needed is dependent primarily upon three factors: (i) the number of new subscribers added; (ii) the level of churn, that is, the level of existing subscribers who disconnect from Austar's service; and (iii) the mix of DTH satellite compared to MMDS installations. Substantially all fixed costs required to operate Austar's service have already been incurred. The average cost to install a subscriber includes variables such as equipment, marketing and sales costs, and installation fees. The average cost of a subscriber who disconnects is reduced by the recovery of certain equipment (principally converters), and is further reduced if a new subscriber is installed in a previously disconnected home. Austar plans to continue to expand and add subscribers; however, the timing of such expansion and the funds required for such expansion are largely variable. Based upon current plans and budgeted churn, Austar will require approximately $112.4 million to continue on its current expansion path from January 1, 1999 through December 31, 1999, which will be funded substantially by the New Austar Bank Facility. The remaining sources of funds for such expansion may include the raising of private or public debt and/or equity by UAP or its subsidiaries and/or continued investment by us. We believe that committed financial support from us combined with these potential debt or equity financings and, if necessary, reductions in planned capital expenditures, are sufficient to sustain Austar's operations through at least mid-2000.

We expect the need for additional funding for Saturn in the future. Saturn's capital needs include approximately $37.2 million for the completion of the network required by Saturn to offer cable television and telephony services and approximately $4.8 million until Saturn has sufficient cash flows to cover its operations and the capital required to install customers, although there can be no assurance that further additional capital will not be required. The sources of funds for such expansion may include the Saturn Bank Facility, the raising of private or public debt and/or equity by UAP or its subsidiaries and/or continued investment by us and our partner in Saturn. We believe that committed financial support from us combined with these potential debt or equity financings and, if necessary, reductions in planned capital expenditures, are sufficient to sustain Saturn's operations through at least mid-2000.

ULA

ULA has financed its operations and acquisitions primarily from cash contributed by us, asset sales, ULA corporate-level debt and project debt financed at the operating company level. In January 1996, ULA sold its 25.0% interest in a company developing a cable television system in Rio de Janeiro, Brazil for approximately $13.5 million, recognizing a gain of approximately $11.9 million. In August 1996, ULA sold its 34.0% interest in a company developing a cable television system in Sao Paulo, Brazil for $78.1 million in cash and a note receivable and recognized a gain of $65.2 million. In October 1997, ULA sold all of its Argentina multi-channel television system assets (Bahia Blanca) for approximately $211.1 million, resulting in a gain of approximately $90.0 million. ULA's systems, which are at various stages of construction and development, will generally depend on funding from us and project financing to meet their growth needs. ULA anticipates additional funding for various projects totaling approximately $26.3 million through 1999. In addition to continued investment by us, other sources of funds for growth for ULA systems may include the raising of private or public debt and/or equity or the sale of non-strategic assets. ULA may or may not be successful in completing all or any of such financings. We believe, however, that financial support from us combined with, if necessary, reductions in planned capital expenditures, are sufficient to sustain ULA's operations through at least the end of 1999.

On April 29, 1999, an indirect wholly owned subsidiary of ours acquired a 60.0% interest in VTRH (the "VTRH Acquisition"). This acquisition, combined with the 40.0% interest in VTRH that is owned by another indirect wholly owned subsidiary of ours, gives us an indirect 100% interest in VTRH. The purchase price for the 60.0% interest in VTRH was approximately $258.0 million in cash, which included repayment of advances from the other shareholders of VTRH and certain other expenses. In addition, we provided capital for VTRH to prepay approximately $126.0 million of existing bank indebtedness and a promissory note from us to one of the other shareholders of VTRH.

To finance the prepayment of VTRH's indebtedness and a portion of the purchase price for the VTRH Acquisition, we concurrently sold in a private transaction $208.9 million of 10.875% Senior Discount Notes due 2009 (the "1999 Notes"). The remaining portion of the VTRH Acquisition was funded with cash on hand and approximately $145.0 million borrowed under a Senior Secured Credit Facility between VTRH and a syndicate of banks (the "VTRH Bank Facility").

The VTRH Bank Facility consists of two tranches - Tranche A, which is a single term loan facility with an aggregate principal amount of $140.0 million, substantially all of which was borrowed for the VTRH Acquisition, and Tranche B, which is a three-year term loan facility, with an aggregate principal amount of up to $80.0 million. Both tranches have been guaranteed by VTRH and its subsidiaries. The banks are in the process of syndicating the final approximately $50.0 million of the VTRH Bank Facility. We have agreed to participate in the syndication as necessary.

The 1999 Notes have essentially the same terms as our outstanding 10.75% Senior Secured Discount Notes due 2008, except for the maturity and coupon rate and that the 1999 Notes are not secured.

OBLIGATIONS

Our consolidated subsidiaries and UIH Parent had the following long-term and short-term debt outstanding as of December 31, 1998. Debt denominated in currencies other than United States dollars has been translated to United States dollars for the last column using December 31, 1998 exchange rates.

                                                                                                                    Outstanding
                                                                Final                                             At December 31,
Description (Borrower)             Use of Funds                Maturity         Interest Rate      Facility Size       1998
-----------------------------      --------------------        --------      --------------------  -------------  ---------------
                                                                                                   (in millions)   (in millions)
Parent:

UIH Senior Discount Notes          Refinancing                 2008          10.75%                  $1,375.0        $  893.0
UIH Old Notes                      --                            --              --                        --        $    0.4

UPC:

Senior Revolving Credit Facility   UIH/Philips transaction;    2006          LIBOR + 0.5% to         NLG1,100.0      $  512.2
                                   Refinancing;                              2.0% per annum
                                   Acquisitions;
                                   Capital expenditures;
                                   Working capital

Mediareseaux Facility              Capital expenditures;       2007          FRF LIBOR + 0.75%       FRF 680.0       $   21.3
                                   Acquisitions; Working                     to 2.0%
                                   capital

DIC Loan                           To increase interests in    2000          8.0% per annum          $90.0           $   84.2
                                   Israeli and Maltese                       + 6.0% of principal
                                   operating systems                         amount at maturity

Other                              Various                     Various       Various                 Various         $    3.8

Time Warner Note                   Acquisition of Hungary      June 1999     Non-interest bearing    $18.0           $   18.0
                                   distribution assets

Bridge Bank Facility               UPC Acquisition             June 1999     LIBOR + 4.5%            $125.0          $   60.1
                                                                             to 6.0%

Telekabel Hungary Facility         Capital expenditures,       April 1999    BUBOR + 2.5%            DM 65.6         $   15.5
                                   Acquisitions; Working
                                   capital

UAP:

UIH A/P Notes                      Refinancing;                2006          14.0%                   $492.9          $  356.6
                                   Capital Expenditures

Austar Bank Facility               Capital expenditures;       2000-2004     Australian Base Rate    A$110.0         $   67.4
  (Working Capital and             Working capital                           + 1.75%
    Cash Advance Portion)

Austar Bank Facility               Capital expenditures        April 1999    Australian Base Rate    A$90.0          $   36.7
  (Term Loan Portion)                                                        + 2.25%

Other                              Various                     Various       Various                 Various         $    2.9

ULA:

VTRH Note                          Funding of VTRH             April 1999    12.95%                  $9.3            $    9.3

ULA Revolving Credit Facility      Capital expenditures        February      LIBOR +4.0%             $8.0            $    8.0
                                                               1999

TVSB Seller Note                   Acquisition of TVSB         September     10.0%                   $5.9            $    5.9
                                                               1999
                                                                                                                     --------
Total UIH Consolidated                                                                                               $2,095.3
                                                                                                                     ========

SENIOR DISCOUNT NOTES. In February 1998, we raised total gross proceeds of $812.2 million from a private offering of senior secured discount notes (the "1998 Notes"). We used $531.8 million of the proceeds (which included approximately $65.6 million for tender premiums and associated costs) to repurchase the Old Notes. The 1998 Notes were issued at a significant discount from their aggregate principal amount at maturity and will accrete at a rate of 10.75% per annum, compounded semi-annually to an aggregate principal amount on February 15, 2003 of $1.375 billion. Cash interest will commence to accrue on the 1998 Notes on February 15, 2003. Commencing August 15, 2003, cash interest on the 1998 Notes will be payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The 1998 Notes will mature on February 15, 2008, and will be redeemable at various premiums to par at our option, on or after February 15, 2003. The 1998 Notes are secured by a first priority lien on the capital stock and intercompany notes to UIH of UIPI and UIHE. We will hold our future investments in, and conduct our future operations through, UIPI and UIHE.

PREFERRED STOCK. In December 1995, in connection with our acquisition of an additional 40.0% economic interest in Austar, we issued 170,513 shares of our Series A Preferred Stock, having a liquidation value at issuance of approximately $29.8 million ($175.00 per preferred share) as partial consideration for the 40.0% interest we acquired in Austar (increasing our interest at that time to 90.0%). In June 2000, we are required to redeem the Series A Preferred Stock not previously converted at the then liquidation value. The Series A Preferred Stock is convertible into Class A common shares of UIH based upon the accreted liquidation value divided by $17.50. During the ten months ended December 31, 1998, 38,369 shares of Series A Preferred Stock were converted into Class A common shares. Subsequent to December 31, 1998, an additional 100,144 shares were converted into Class A common shares. The June 2000 redemption value for the remaining 32,000 shares of Series A Preferred Stock is approximately $6.7 million.

In July 1998, in connection with our acquisition of certain Australian pay television assets of ECT, we issued 28,965 shares of our Series B Preferred Stock having a liquidation value at issuance of approximately $6.2 million ($212.50 per preferred share). In September 1998, in connection with our acquisition of an additional 25.0% interest in XYZ Entertainment, we issued 110,066 shares of our Series B Preferred Stock having a liquidation value at issuance of approximately $23.4 million ($212.50 per preferred share). In June of 2008, we are required to redeem the Series B Preferred Stock not previously converted at the then liquidation value. Assuming that none of the Series B Preferred Stock is converted prior to redemption, the total cost of redeeming the Series B Preferred Stock would be approximately $55.7 million. The Series B Preferred Stock is convertible into Class A common shares of UIH based upon the accreted liquidation value divided by $21.25.

WARRANTS. In conjunction with the issuance of the Old Notes, we issued 394,000 warrants to purchase a total of 1,786,699 shares of Class A Common Stock at a price of $15.00 per share. Holders of the warrants required us to purchase a total of 76,070 warrants during a put option period in February 1996. Subsequent to December 31, 1998, a total of 204,840 warrants were exercised, resulting in proceeds of $13.9 million. A total of 928,942 shares of Class A Common Stock were issued. The remaining 113,090 outstanding warrants (representing 512,863 shares of Class A Common Stock) are exercisable at any time before November 15, 1999, and would result in proceeds of approximately $7.7 million, if exercised.

SENIOR REVOLVING CREDIT FACILITY. In October 1997, UPC and Norkabel as borrowers entered into a NLG1.1 billion ($582.0 million) multi-currency revolving credit facility with a syndicate of banks led by The Toronto-Dominion Bank. Norkabel was succeeded as a borrower by Janco after the merger of Janco and Norkabel. In December 1997, Telekabel Wien and the other members of the Telekabel Group also became borrowers under this facility. Although currently not a borrower, TVD is a guarantor under this facility. As of December 31, 1998, the amount outstanding under this facility owed by UPC, Telekabel Wien and Janco was NLG620.0 million ($328.0 million), NLG213.5 million ($113.0 million) and NLG134.5 million ($71.2 million), respectively. This facility is secured by a pledge of the stock and assets of TVD, Janco and Telekabel Wien.

UPC's borrowings and those of its subsidiaries in Austria, Belgium and Norway are limited by financial covenants under this facility. The principal amount of all borrowings may not exceed certain multiples of total annualized net operating cash flow for UPC and its subsidiaries. In addition, the principal amount of all borrowings may not exceed certain multiples of UPC's cable television net operating cash flow. This facility generally prohibits dividends and other distributions to UPC's shareholders unless, among other things, UPC achieves certain financial ratios for at least two consecutive quarters. This facility also includes financial covenants relating to interest and debt service coverage and application of proceeds from asset sales and debt or equity offerings.

UPC agreed with its lenders to reduce this facility amount from NLG1.1 billion ($582.0 million) to NLG1.0 billion (%529.1 million) in February 1999. This amount will be further reduced by 5% each quarter beginning December 31, 2001 until final maturity. Subsequent to December 31, 1998, UPC repaid NLG620.0 million ($328.0 million), excluding interest, of the amount outstanding under this facility with proceeds from their initial public offering.

MEDIARESEAUX FACILITY. In July 1998, Mediareseaux entered into an FRF680.0 million ($121.4 million) term facility with Paribas to finance capital expenditures, working capital and acquisitions. This facility is secured by the assets of Mediareseaux and a pledge of UPC's stock of Mediareseaux. The availability of this facility depends on revenue generated and its debt to equity ratios. Drawings under this facility may be made until December 31, 2002. The repayment period runs from January 1, 2003 to final maturity in 2007. Mediareseaux may not draw more than FRF120 million ($21.4 million) of this facility for acquisitions. During the repayment period, Mediareseaux must apply 50.0% of its excess cash flow in prepaying the facility. This facility generally restricts the payment of dividends and distributions. This facility also restricts Mediareseaux from incurring additional indebtedness, subject to certain exceptions. In July 1998, Mediareseaux also secured a 9.5 year FRF20 million ($3.6 million) overdraft facility, subject to the same terms and conditions as this facility except for the availability tests which are not applicable. Until certain financial covenants are met, UPC must own more than 51.0% of Mediareseaux. Generally, investments by Mediareseaux and its subsidiaries require approval of the facility agent except for investments in cash and certain marketable securities that are pledged to support the facility. This facility also restricts the amount of management fees that Mediareseaux may pay to UPC.

DIC LOAN. In November 1998, a subsidiary of DIC loaned UPC $90.0 million. The loan from DIC was subsequently assigned to an Israeli bank. UPC used the proceeds to acquire interests in the Israeli and Maltese systems. The loan from DIC matures in November 2000 and is secured by UPC's pledge of its ownership interest in the Israeli system. The loan from DIC bears interest at 8.0% per annum. This interest is payable, together with an additional 6.0% of the principal amount, on maturity. The loan from DIC may be repaid on quarterly prepayment dates with three months' prior notice by UPC. In connection with the loan from DIC, UPC granted the Discount Group, its partner in the Israeli system, an option to acquire $90.0 million, plus accrued interest, of UPC ordinary shares at a price equal to 90.0% of the initial public offering price. Subsequent to December 31, 1998, UPC negotiated an amendment to this option, resulting in an option to acquire $45.0 million, plus accrued interest, of UPC's ordinary shares at a price equal to 90.0% of the initial public offering price, and, if this option is exercised, another option to acquire $45.0 million, plus accrued interest, of UPC's ordinary shares at a price equal to the 30 day average closing price of UPC's shares on the Amsterdam Stock Exchange immediately prior to the second option exercise, or the initial public offering price, whichever is higher. At the UPC IPO date, DIC exercised the first option and acquired 1,558,654 ordinary shares of UPC. The other option is exercisable until September 30, 2000.

TIME WARNER NOTE. The Time Warner note matures on the earlier of June 30, 1999 or 90 days after written notice from Time Warner. UPC may, however, prepay the Time Warner note in certain instances. Subsequent to December 31, 1998, the Time Warner note was cancelled as Time Warner exercised its option to acquire UPC's 50.0% interest in Telekabel Hungary Programming and 100% interest in TV Max.

BRIDGE BANK FACILITY. In November 1997, UPC entered into the $125.0 million Bridge Bank Facility with a syndicate of banks led by The Toronto-Dominion Bank. In March 1998, UPC repaid $63.0 million of the Bridge Bank Facility with proceeds borrowed from UIH. In August 1998, UPC made an additional repayment of $1.9 million from proceeds of the sale of its interest in Portugal. Subsequent to December 31, 1998, UPC repaid the remaining outstanding balance of the Bridge Bank Facility with proceeds from the offering.

TELEKABEL HUNGARY FACILITY. In October 1998, Telekabel Hungary entered into a DM65.6 million ($39.3 million) six-month secured bridge facility. Availability under this facility depends on certain financial covenants. The DM49.2 million ($29.5 million) international tranche of the facility and half of the DM16.4 million ($9.8 million) local tranche bear interest at BUBOR plus 2.5% per annum plus an additional cost of funding calculation. The remaining half of the local tranche must be drawn in Hungarian forints and bears interest at Budapest interbank offered rates for Hungarian forints, plus 2.5% per annum plus an additional cost of funding calculation. Telekabel Hungary is using the facility, among other things, to finance capital expenditures and to acquire minority shares in UPC's Kabelkom systems. UPC has pledged its indirect 79.25% interest in Telekabel Hungary to secure the facility. The facility also is secured by a pledge over certain assets of the Telekabel Hungary group and a negative pledge. Telekabel Hungary is currently negotiating a long-term facility with the lenders to replace this bridge facility. The Telekabel Hungary Facility was repaid in April, 1999.

UIH A/P NOTES. The 14.0% senior notes, which UIH A/P issued in May 1996 and September 1997 at a discount from their principal amount of $488.0 million had an accreted value of $356.6 million as of December 31, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The UIH A/P Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, UIH A/P consummated an equity sale resulting in gross proceeds to UIH A/P of $70.0 million, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997, until consummation of the equity sale, the UIH A/P Notes will accrete to a principal amount of $492.9 million on May 15, 2001, the date cash interest begins to accrue.

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

AUSTAR BANK FACILITY. In July 1997, Austar secured the Austar Bank Facility in the amount of A$200.0 million ($122.5 million as of December 31, 1998) to fund Austar's subscriber acquisition and working capital needs. As of December 31, 1998, Austar had drawn a total of A$110.0 million ($67.4 million converted using the December 31, 1998 exchange rate).

In September 1998, Austar received an amendment to the Austar Bank Facility which allowed Austar to temporarily draw under the remaining A$90.0 million term loan facility at an increased interest rate of 2.25% above the professional market rate in Australia. As of December 31, 1998, Austar had drawn A$60.0 million ($36.7 million) for a total outstanding balance of A$170.0 million. Subsequent to year-end an additional A$30.0 million was borrowed which, along with the A$60.0 million draw, was payable April 30, 1999. On April 23, 1999 (subsequently executed and A$222.0 million funded on April 28, 1999), Austar secured a new A$400.0 million Syndicated Senior Secured Debt Facility (the "New Austar Bank Facility") to refinance the A$200.0 million Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and (ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. All of Austar's assets are pledged as collateral for this facility. In addition, pursuant to this facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements without the consent of the majority banks. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006.

VTRH NOTE. UIH Chile, Inc. a wholly-owned subsidiary of ULA executed a promissory note in the amount of $7.8 million payable to VTR S.A., the majority shareholder of VTRH, in exchange for 51,993 shares of VTRH (the "VTRH Note"). The VTRH Note bears interest at 12.95% per annum and is due April 30, 1999. On April 29, 1999 the VTRH Note was repaid in conjunction with the VTRH Acquisition.

ULA REVOLVING CREDIT FACILITY. In November 1997, ULA entered into an amended and restated credit agreement with a bank for a revolving credit facility of up to $40.0 million. Borrowings under this facility were due within 12 months at an interest rate of LIBOR plus 3.5%. The facility was extendable up to 18 months under certain conditions. In November 1998, ULA exercised its option to extend the maturity date until February 1999, increasing the interest rate to LIBOR plus 4.0%. The agreement was also amended to reduce the facility from $40.0 million to $8.0 million effective November 20, 1998. As of December 31, 1998, ULA had an outstanding balance of $8.0 million under this facility which was repaid in February 1999.

TVSB SELLER NOTE. On October 2, 1998, ULA increased its ownership interest in TVSB from 45.0% to 100.0% for $11.4 million, half of which was paid in cash, with the remaining $5.7 million financed by the seller. This note bears interest at 10.0% and is due September 14, 1999.

CONSOLIDATED STATEMENTS OF CASH FLOWS

We had cash and cash equivalents of $35.6 million as of December 31, 1998, a decrease of $267.8 million from $303.4 million as of February 28, 1998. Cash and cash equivalents as of February 28, 1998 represented an increase of $234.6 million from $68.8 million as of February 28, 1997, and cash and cash equivalents as of February 28, 1997 represented a decrease of $43.4 million from $112.2 million as of February 29, 1996.

                                                              For the Ten          For the Years Ended
                                                              Months Ended             February 28,
                                                              December 31,       ------------------------
                                                                  1998             1998            1997
                                                              ------------       --------        --------
                                                                            (In thousands)
     Cash flows from operating activities..................    $   1,988        $(60,652)        $(35,494)
     Cash flows from investing activities..................     (433,460)        (73,096)        (209,778)
     Cash flows from financing activities..................      158,815         369,089          200,782
     Effect of exchange rates on cash......................        4,824            (684)           1,056
                                                               ---------        --------         --------
     Net (decrease) increase in cash and cash equivalents..     (267,833)        234,657          (43,434)
     Cash and cash equivalents at beginning of period......      303,441          68,784          112,218
                                                               ---------        --------         --------
     Cash and cash equivalents at end of period............    $  35,608        $303,441         $ 68,784
                                                               =========        ========         ========

TEN MONTHS ENDED DECEMBER 31, 1998

Principal sources of cash during the ten months ended December 31, 1998 included $321.2 million from long-term and short-term borrowings, primarily on the UPC Senior Revolving Credit Facility, CNBH's major facility, the DIC Loan and the Austar bank facility, $27.9 million from the net release of restricted funds, primarily the Janco deposit, $20.0 million from the sale of Portugal and other systems, $12.2 million from the issuance of our equity securities and $11.1 million from operating activities and other investing and financing sources.

Principal uses of cash during the ten months ended December 31, 1998 included capital expenditures totaling $217.1 million for system upgrades and new-build activities, $168.4 million of debt repayments, primarily on the UPC Bridge Bank Facility and KTE bank facility, $139.0 million of funding to our operating systems including the acquisition of additional interests in Tevel, Melita, Janco and TVSB, $109.9 million primarily for the new acquisitions of Combivisie and Kabelkom and $25.8 million for other investing and financing uses.

YEAR ENDED FEBRUARY 28, 1998

Principal sources of cash during the year ended February 28, 1998 included gross proceeds of $812.2 million from the sale of the 1998 Notes, $211.1 million net cash proceeds from the sale of our Argentine cable systems, $110.0 million of borrowings by ULA to finance acquisitions in Argentina, $85.2 million of borrowings on the Austar Bank Facility, $38.0 million from the ULA Revolving Credit Facility, net proceeds from the net change in short-term investments of $36.6 million, $29.9 million gross proceeds from the issuance of the UIH A/P Notes in September 1997, $22.0 million from cash contributions from minority interest partners and $20.1 million of repayments on notes receivable and other sources.

Principal uses of cash during the year ended February 28, 1998 included redemption of the Old Notes of $531.8 million, investments in our affiliated companies totaling $177.6 million, repayment of debt under the Argentina acquisition financing of $110.0 million, purchases of property, plant and equipment totaling $115.0 million to continue the build-out of existing projects, primarily Austar, payments on our seller notes for Comodoro, Trelew, Santa Fe and Bahia Blanca, Argentina totaling $46.4 million, debt financing costs of $30.9 million, payment of construction payables that existed as of February 28, 1997 totaling $29.6 million, $8.4 million deposited in restricted cash, $20.0 million for repayment of other debt and other investing and financing uses, and the funding of operating activities of $60.7 million during the period.

YEAR ENDED FEBRUARY 28, 1997

Principal sources of cash during this period included $225.1 million gross proceeds from the issuance of the UIH A/P Notes in May 1996, $78.1 million from the sale of the Sao Paulo cable systems, which was satisfied with $43.1 million in cash at closing and $35.0 million in payments on a note receivable, $38.3 million of an increase in construction payables and $27.3 million of repayments on other notes receivable and other sources.

Principal uses of cash during the year ended February 28, 1997 included the purchase of property, plant and equipment totaling $204.4 million to construct Austar's and Telefenua's systems, investments in our affiliated companies and new acquisitions totaling $100.3 million, the purchase of net short-term investments of $34.7 million, $11.9 million of repayments on sellers notes, $25.4 million of financing costs and other uses, and the funding of operating activities of $35.5 million during the period.

RESULTS OF OPERATIONS

The  following  table  sets  forth   information  from,  or  derived  from,  our
Consolidated Statements of Operations for the ten months ended December 31, 1998 and the years ended February 28, 1998 and 1997.

                                                                           For the Ten            For the Years Ended
                                                                           Months Ended               February 28,
                                                                           December 31,     --------------------------------
                                                                               1998             1998                1997
                                                                           ------------     -------------       ------------
                                                                                            (In thousands)
Revenue...........................................................         $  254,068        $   98,622          $   31,555
System operating expense..........................................           (122,811)          (65,631)            (26,251)
System selling, general and administrative expense................           (105,226)          (62,803)            (33,655)
Corporate general and administrative expense......................           (194,767)          (28,553)            (20,365)
Depreciation and amortization.....................................           (159,045)          (91,656)            (38,961)
                                                                           ----------        ----------          ----------
        Net operating loss........................................           (327,781)         (150,021)            (87,677)

Interest income ..................................................             10,464             7,806              13,329
Interest expense..................................................           (163,227)         (124,288)            (79,659)
Provision for losses on marketable equity securities and
  investment related costs........................................             (9,686)          (14,793)             (5,859)
Gain on sale of investments in affiliated companies...............                 --            90,020              65,249
Other expense, net................................................             (2,546)           (5,088)               (991)
                                                                           ----------        ----------          ----------
        Net loss before other items...............................           (492,776)         (196,364)            (95,608)

Share in results of affiliated companies, net.....................            (54,166)          (68,645)            (47,575)
Minority interests in subsidiaries................................              1,410             1,568               4,358
                                                                           ----------        ----------          ----------
        Net loss before extraordinary charge......................           (545,532)         (263,441)           (138,825)

Extraordinary charge for early retirement of debt.................                 --           (79,091)                 --
                                                                           ----------        ----------          ----------
        Net loss..................................................         $ (545,532)       $ (342,532)         $ (138,825)
                                                                           ==========        ==========          ==========
Other information:
Adjusted EBITDA(1)
         Net operating loss.......................................         $ (327,781)       $ (150,021)         $  (87,677)
         Depreciation and amortization............................            159,045            91,656              38,961
         Stock-based compensation expense.........................            164,793                --                  --
                                                                           ----------        ----------          ----------
         Consolidated Adjusted EBITDA.............................         $   (3,943)       $  (58,365)         $  (48,716)
                                                                           ==========        ==========          ==========

---------------

(1) "Adjusted EBITDA" represents earnings before net interest expense, income tax expense, depreciation and amortization, stock-based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. We are not entirely free to use the cash represented by our Adjusted EBITDA. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

SELECTED SYSTEM OPERATING DATA. The following table displays selected system operating data for our significant consolidated systems in the currency reported to UIH:

                                                    For the Years Ended December 31,
                                                  ------------------------------------
                                                    1998          1997          1996
                                                  --------      --------      --------
                                                             (In thousands)
     UPC (NLG):
       Revenue..............................       408,970       337,255       245,179
       Net operating (loss) income..........      (398,838)      (33,208)        1,732
       Net loss.............................      (562,884)     (175,854)      (80,189)
       Adjusted EBITDA......................       111,435       104,498        81,564
       Capital expenditures.................       281,678       145,630       106,647

     Austar (A$):
       Revenue..............................       136,072        86,470        26,852
       Net operating income (loss)..........      (187,294)     (129,062)      (29,770)
       Net loss.............................      (211,632)     (134,048)      (66,015)
       Adjusted EBITDA......................       (37,981)      (26,027)      (29,770)
       Capital expenditures.................        96,162       100,149       157,315

The following rates were used to translate the selected system operating data above into U.S. dollars for consolidation purposes per one U.S. dollar:

                                                                  Australian
                                                  Dutch Guilder     Dollar
                                                  -------------   ----------
     Spot rate December 31, 1998............         1.8900         1.6332
     Average rate 1998......................         1.9900         1.6102
     Spot rate December 31, 1997............         2.0200         1.5378
     Average rate 1997......................         1.9500         1.3584
     Spot rate December 31, 1996............         1.7400         1.2583
     Average rate 1996......................         1.6900         1.2675

REVENUE. Our revenue increased $155.5 million during the ten months ended December 31, 1998 and $67.0 million during the year ended February 28, 1998, the detail of which is as follows:

                                                For the Ten            For the Years Ended
                                                Months Ended               February 28,
                                                December 31,     --------------------------------
                                                    1998             1998                1997
                                                ------------     -------------       ------------
                                                                 (In thousands)
     Europe.................................      $172,287          $ 9,996             $    --
     Asia/Pacific...........................        77,269           68,961              25,012
     Latin America..........................         4,512           19,244               5,794
     Corporate and other....................            --              421                 749
                                                  --------          -------             -------
          Total revenue.....................      $254,068          $98,622             $31,555
                                                  ========          =======             =======

EUROPE:

We began consolidating the results of UPC effective December 11, 1997. Accordingly, we recorded $9.9 million of revenue from UPC during the three weeks ended December 31, 1997.

Revenue for UPC in U.S. dollar terms increased $32.5 million, or 18.8% from $173.0 million for the year ended December 31, 1997 to $205.5 million for the year ended December 31, 1998. On a functional currency basis, UPC's revenue increased NLG71.7 million to NLG409.0 million from NLG337.3 million for the year ended December 31, 1997, a 21.3 % increase. Of this increase, approximately NLG57.5 million resulted from increased cable television revenue, NLG8.7 million from increased internet revenue and the remainder NLG5.5 million from programming and other services. The increase in cable television revenue resulted primarily from the acquisition of Combivisie (The Netherlands) in January 1998, which was consolidated through July 31, 1998, and the consolidation of Telekabel Hungary effective July 1, 1998. Of the NLG57.5 million approximately 21.6% was attributable to Combivisie and 48.2% was attributable to Telekabel Hungary. The balance of the increase in cable television revenue came from Austria subscriber growth and revenue per subscriber growth, as well as increased revenue from subscriber growth in the systems we are developing in France and Eastern Europe.

During the year ended December 31, 1997, UPC's revenue increased NLG92.1 million to NLG337.3 million from NLG245.2 million for the year ended December 31, 1996, a 37.6% increase. A substantial portion of this increase was attributable to the acquisition of Norkabel in October 1996 and the acquisition of Janco in January 1997, which together amounted to NLG77.0 million. The remaining increase in revenue was attributable to subscriber growth in the Austrian systems, increases in subscription fees in some systems and revenues from developing systems in France, Romania and the Slovak Republic, which were not included in the 1996 operating results.

ASIA/PACIFIC:

Revenue at Austar in U.S. dollar terms increased $21.4 million, or 33.5%, from $63.8 million for the year ended December 31, 1997 to $85.2 million for the year ended December 31, 1998. On a functional currency basis, Austar's revenue increased A$49.6 million, from A$86.5 million for the year ended December 31, 1997 to A$136.1 million for the year ended December 31, 1998, a 57.3% increase. These increases were primarily due to subscriber growth (288,721 at December 31, 1998, compared to 196,205 at December 31, 1997) as Austar continued to roll-out its services. The U.S. dollar increases occurred despite the negative impact of approximately $15.0 million due to fluctuation in exchange rates between the years ended December 31, 1998 and 1997.

Revenue at Austar in U.S. dollar terms increased $42.6 million, or 200.9%, from $21.2 million for the year ended December 31, 1996 to $63.8 million for the year ended December 31, 1997. This increase was primarily due to subscriber growth from an average of approximately 54,000 subscribers during 1996 to an average of approximately 150,000 subscribers during 1997.

We deconsolidated the results of operations of Saturn effective January 1, 1998. Saturn had $0.5 million of revenue for the year ended December 31, 1997.

LATIN AMERICA:

Revenue for Cable Star in U.S. dollar terms increased $1.4 million, or 93.3% from $1.5 million for the year ended December 31, 1997 to $2.9 million for the year ended December 31, 1998. The remainder of Latin America's revenue for the year ended December 31, 1998 was attributable to our system in Brazil.

We consolidated the results of Bahia Blanca effective November 1, 1996 through August 31, 1997. Bahia Blanca's revenue, consisting primarily of service fees, was $17.6 million for the period ended August 31, 1997. The remainder of Latin America's revenue for the year ended December 31, 1997 was attributable to our systems in Peru.

SYSTEM OPERATING EXPENSE. System operating expense increased $57.2 million and $39.3 million during the ten months ended December 31, 1998 and the year ended February 28, 1998, respectively, the detail of which is as follows:

                                                For the Ten             For the Years Ended
                                                Months Ended                February 28,
                                                December 31,     --------------------------------
                                                    1998             1998                1997
                                                ------------     -------------       ------------
                                                                 (In thousands)
     Europe.................................     $ 57,123           $ 6,135             $ 1,074
     Asia/Pacific...........................       61,982            50,296              22,358
     Latin America..........................        3,706             9,200               2,819
                                                 --------           -------             -------
          Total system operating expense....     $122,811           $65,631             $26,251
                                                 ========           =======             =======

EUROPE:

We began consolidating the results of UPC effective December 11, 1997. Accordingly, we recorded $2.8 million of system operating expense from UPC during the year ended February 28, 1998.

Operating expense for UPC in U.S. dollar terms increased $8.9 million, or 14.7% from $60.7 million for the year ended December 31, 1997 to $69.6 million for the year ended December 31, 1998. On a functional currency basis, UPC's operating expense increased NLG20.0 million to NLG138.5 million from NLG118.5 million for the year ended December 31, 1997, a 16.9% increase. Approximately NLG9.9 million of this increase was attributable to the results of Telekabel Hungary, which were consolidated effective July 1, 1998. In addition, approximately NLG2.0 million was attributable to the acquisition of Combivisie (The Netherlands). The remaining increase comprised of direct costs related to subscriber growth and increased operating costs related to the introduction of UPC's Internet/data services. As a percentage of revenues, operating expense declined from 35.1% for the comparable period in 1997 to 33.9%, due primarily to the lower operating costs in the Combivisie system. We expect operating expense as a percentage of revenue to increase as new video, telephone and Internet/data services are introduced.

During the year ended December 31, 1997, UPC's operating expense increased NLG36.1 million to NLG118.5 million from NLG82.4 million the previous year, a 43.8% increase. Most of this increase was attributable to the acquisition of Norkabel in October 1996 and of Janco in January 1997, which together amounted to NLG27.5 million, as well as the inclusion of operating expenses related to developing systems in France, Romania and the Slovak Republic that were not included in the 1996 operating results. In addition, operating expenses during 1997 included expenses related to the introduction of expanded basic tier programming in Austria, Belgium and The Netherlands and Internet/data services in Austria and Belgium.

ASIA/PACIFIC:

Operating expense for Austar in U.S. dollar terms increased $22.5 million, or 52.6%, from $42.8 million for the year ended December 31, 1997 to $65.3 million for the year ended December 31, 1998. On a functional currency basis, Austar's operating expense increased A$47.1 million, from A$58.1 million for the year ended December 31, 1997 to A$105.2 million for the year ended December 31, 1998, an 81.1% increase. These increases were primarily due to an increase in satellite programming costs resulting from the May 1998 agreements with Foxtel and Optus Vision to obtain additional programming rights in connection with the receivership of Australis as well as additional satellite platform costs associated with the May 1998 joint venture with Optus Vision. The Company expects that the restructuring of programming costs for certain channels will result in somewhat higher costs in the near term for these channels which will be offset by lower costs in the long-term when compared to Austar's previous agreements with Australis. The remainder of the increase between periods was due to an increase in salaries and benefits related to the additional personnel necessary to support Austar's establishment of local and state offices in its markets and an increase in customer subscriber management expense related to volume increases in telephone, billing and collection costs. The U.S. dollar increases were positively impacted by approximately $12.1 million due to fluctuation in exchange rates between the years ended December 31, 1998 and 1997.

Operating expense for Austar in U.S. dollar terms increased $24.8 million, or 137.8%, from $18.0 million for the year ended December 31, 1996 to $42.8 million for the year ended December 31, 1997. This increase was primarily due to an increase in satellite programming fees and copyright costs, which corresponds to the increase in subscribers and additional basic programming services, an increase in salaries and benefits related to the additional personnel necessary to support Austar's launch of local and state offices in its markets, and an increase in customer subscriber management expenses related to the volume increases in telephone, billing and collection costs. The remainder of the increase related to increases in system travel, maintenance, vehicle costs and management fees.

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

We deconsolidated the results of operations of Saturn effective January 1, 1998. Saturn had $4.0 million of operating expense for the year ended December 31, 1997.

LATIN AMERICA:

Operating expense for Cable Star in U.S. dollar terms increased $1.5 million, or 136.4% from $1.1 million for the year ended December 31, 1997 to $2.6 million for the year ended December 31, 1998. The remainder of Latin America's operating expense for the year ended December 31, 1998 was attributable to our system in Brazil.

We consolidated the results of Bahia Blanca effective November 1, 1996 through August 31, 1997. Bahia Blanca's system operating expense for the period ended August 31, 1997 was $8.1 million, consisting primarily of programming expenses and salaries.

SYSTEM SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. System selling, general and administrative expense increased $42.4 million during the ten months ended December 31, 1998 and $29.1 million during the year ended February 28, 1998, the detail of which is as follows:

                                                For the Ten             For the Years Ended
                                                Months Ended                February 28,
                                                December 31,     --------------------------------
                                                    1998             1998                1997
                                                ------------     -------------       ------------
                                                                 (In thousands)
     Europe...................................    $ 56,401          $ 5,748             $   720
     Asia/Pacific.............................      45,578           50,006              31,140
     Latin America............................       3,247            7,049               1,795
                                                  --------          -------             -------
          Total system selling, general and
            administrative expense............    $105,226          $62,803             $33,655
                                                  ========          =======             =======

EUROPE:

We  began  consolidating  the  results  of  UPC  effective  December  11,  1997.
Accordingly,   we  recorded  $3.4  million  of  system   selling,   general  and
administrative expense from UPC during the year ended February 28, 1998.

Selling, general and administrative expense for UPC in U.S. dollar terms increased $21.1 million, or 45.4% from $46.5 million for the year ended December 31, 1997 to $67.6 million for the year ended December 31, 1998. On a functional currency basis, UPC's selling, general and administrative expense increased NLG43.8 million to NLG134.5 million from NLG90.7 million for the year ended December 31, 1997, a 48.3% increase. UPC incurred NLG15.9 million in general and administrative expenses attributable to the formation and start up of chello. A portion of this increase was also attributable to the acquisition of Combivisie and the acquisition of Telekabel Hungary, with the remaining increase comprised of additional selling, general and administrative expenses related to the development of new businesses, including further development of Internet/data services and preparation for the launch of telephone services in The Netherlands, Norway and France. We expect selling, general and administrative expense as a percentage of revenue to continue to increase as new video, telephone and Internet/data services are introduced.

During the year ended December 31, 1997, UPC's selling, general and administrative expense increased NLG26.5 million to NLG90.7 million from NLG64.2 million during the prior year, a 41.3% increase. A substantial portion of this increase was attributable to the acquisition of Norkabel in October 1996 and of Janco in January 1997, as well as the inclusion of expenses related to developing systems in France, Romania and the Slovak Republic that were not included in 1996. Selling, general and administrative expense during the year ended December 31, 1997 also included expenses related to the introduction of expanded basic tier programming in Austria, Belgium and The Netherlands and Internet/data services in Austria and Belgium.

UPC's allowance for doubtful accounts as a percentage of trade receivables for the years ended December 31, 1998, 1997 and 1996 was 41.6%, 40.6% and 37.9%
respectively. This high allowance as a percentage of trade receivables results primarily from UPC's billing process, whereby subscribers receive and generally pay their invoice before the service period begins. Therefore, most of our outstanding receivables generally represent overdue accounts requiring consideration for an allowance. As a percentage of revenue, our receivable balance is less than one half of one month of revenue.

ASIA/PACIFIC:

System selling, general and administrative expense for Austar in U.S. dollar terms increased $4.2 million, or 9.8%, from $42.8 million for the year ended December 31, 1997 to $47.0 million for the year ended December 31, 1998. On a functional currency basis, Austar's selling, general and administrative expense increased A$17.3 million, from A$57.9 million for the year ended December 31, 1997 to A$75.2 million for the year ended December 31, 1998, a 29.9% increase. This increase was primarily due to an increase in salaries as a result of additional personnel necessary to support the increase in subscribers and an increase in marketing costs. The U.S. dollar increases were positively impacted by approximately $8.4 million due to fluctuation in exchange rates between the years ended December 31, 1998 and 1997.

System selling, general and administrative expense for Austar in U.S. dollar terms increased $15.9 million, or 59.1%, from $26.9 million for the year ended December 31, 1996 to $42.8 million for the year ended December 31, 1997. This increase was primarily due to an increase in salaries associated with Austar's national customer service center and Austar's corporate headquarters as a result of additional personnel necessary to support the increase in subscribers, an increase in marketing costs related to print, radio and television advertisements associated with subscriber acquisition and retention and an increase in direct sales commissions due to subscriber growth. In addition, Austar experienced certain one-time charges for the restructuring and consolidation of various regional offices.

Austar expects system selling, general and administrative expense as a percentage of service revenue to decline in future periods because a significant portion of Austar's infrastructure costs, such as the national customer service center, its corporate management staff and media-related marketing costs, have already been incurred and are fixed in relation to changes in subscriber volumes. Other system selling, general and administrative expense relating to commissions and acquisition costs is expected to vary in relation to the number of customer sales and installations.

We deconsolidated the results of operations of Saturn effective January 1, 1998. Saturn had $3.6 million of selling, general and administrative expense for the year ended December 31, 1997.

LATIN AMERICA:

Selling, general and administrative expense for Cable Star in U.S. dollar terms increased $0.6 million, or 46.2% from $1.3 million for the year ended December 31, 1997 to $1.9 million for the year ended December 31, 1998. The remainder of Latin America's selling, general and administrative expense for the year ended December 31, 1998 was attributable to our system in Brazil.

We consolidated the results of Bahia Blanca effective November 1, 1996 through August 31, 1997. Bahia Blanca's system general and administrative expense for the period ended August 31, 1997 was $5.6 million, consisting primarily of marketing-related costs and salaries with the remainder consisting of billing, office and utility costs.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense increased $166.2 million from $28.6 million for the year ended February 28, 1998 to $194.8 million for the ten months ended December 31, 1998, and increased $8.2 million from $20.4 million for the year ended February 28, 1997 to $28.6 million for the year ended February 28, 1998. The increase in the ten months ended December 31, 1998 was primarily due to stock-based compensation expense totaling $164.8 million, $162.1 million of which was attributable to UPC's stock option plans. Prior to UPC's public offering, these plans required variable plan accounting. Increases in the fair market value of UPC's shares resulted in non-cash compensation charges to the statement of operations for vested options. Following the initial public offering of UPC, UPC has the right to settle the options in shares upon exercise; therefore options issued pursuant to the stock option plan will no longer require variable plan accounting. Only our subsidiaries' phantom stock option plans will continue to require variable plan accounting. Corporate general and administrative expense also increased due to the consolidation of UPC effective December 11, 1997. These increases were offset by reporting ten months of results in the transition period compared to twelve in the prior year, as well as the non-recurrence of certain prior year charges. The increase in the year ended February 28, 1998 was primarily attributable to professional services incurred in connection with the lawsuit against the Wharf Group and professional consulting services incurred in connection with assisting company management in evaluating various strategic issues including capital formation and strategic asset deployment alternatives.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $67.3 million during the ten months ended December 31, 1998 and $52.7 million for the year ended February 28, 1998, the detail of which is as follows:

                                                For the Ten            For the Years Ended
                                                Months Ended               February 28,
                                                December 31,     --------------------------------
                                                    1998             1998                1997
                                                ------------     -------------       ------------
                                                                 (In thousands)
     Europe....................................   $ 76,550          $ 6,343             $    80
     Asia/Pacific..............................     79,746           80,802              36,269
     Latin America.............................      1,637            3,503               1,789
     Corporate and other.......................      1,112            1,008                 823
                                                  --------          -------             -------
         Total depreciation and amortization
            expense............................   $159,045          $91,656             $38,961
                                                  ========          =======             =======

EUROPE:

We began consolidating the results of UPC effective December 11, 1997. Accordingly, we recorded $6.1 million of depreciation and amortization expense from UPC during the year ended February 28, 1998.

Depreciation expense for UPC in U.S. dollar terms increased $26.1 million, or 38.3% from $68.2 million for the year ended December 31, 1997 to $94.3 million for the year ended December 31, 1998. On a functional currency basis, UPC's depreciation and amortization expense increased NLG54.8 million to NLG187.7 million from NLG132.9 million for the year ended December 31, 1997, a 41.2% increase. NLG26.3 million of this increase and much of the increase as a percentage of UPC's revenue was attributable to the application of push-down accounting, including goodwill created in connection with the acquisition of UPC on December 11, 1998. The remaining increase comprised of additional depreciation related to the acquisition of Combivisie and acquisition of Telekabel Hungary, additional capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

During the year ended December 31, 1997, UPC's depreciation and amortization expense increased NLG53.1 million to NLG132.9 million from NLG79.8 million in 1996, a 66.5% increase. The majority of the increase was directly attributable to the acquisition of Norkabel in October 1996 and of Janco in January 1997, which together amounted to NLG45.4 million. The remaining increase comprised of additional depreciation from capital expenditures to upgrade the network in UPC's primary systems and new-build for developing systems.

On January 25, 1999, UPC and Microsoft Corporation entered into a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, UPC agreed to grant Microsoft warrants to purchase up to 3,800,000 ADSs or ordinary shares, at Microsoft's option, at an exercise price of $28.00 per ordinary share or ADS. Half of these warrants will be issued at the earlier of April 25, 1999 or the signing of the first definitive agreement. These warrants will be exercisable after one year from issuance for a period of three years. The other half of the warrants will be issued upon the signing of the first definitive agreement. This half of the warrants will vest and become exercisable based on performance criteria to be established in the definitive agreements, although they also will not be exercisable until at least one year after the date of the closing of UPC's initial public offering. The first half of the warrants are for the right to negotiate to license technology from Microsoft under definitive agreements to be negotiated in the future. UPC expects to record as contract acquisition rights approximately NLG64.4 million associated with the first half of the warrants. Such costs are expected to be amortized on a straight-line basis over the expected contract life, which is yet to be determined. The accounting for the cost associated with the second half of the warrants will depend upon the ultimate nature of the performance criteria giving rise to the earn-out of these warrants. These warrants will be recorded as such at fair value when it is probable the performance criteria will be met, in accordance with EITF Issue No. 96-18.

ASIA/PACIFIC:

Depreciation and amortization expense for Austar in U.S. dollar terms increased $18.5 million, or 24.1%, from $76.9 million for the year ended December 31, 1997 to $95.4 million for the year ended December 31, 1998. On a functional currency basis, Austar's depreciation and amortization expense increased A$43.4 million, from A$99.6 million for the year ended December 31, 1997 to A$143.0 million for the year ended December 31, 1998, a 43.6% increase. These increases were primarily due to the larger fixed asset base due to the significant deployment of operating assets to meet subscriber growth as well as an increase in depreciation expense related to subscriber disconnects. The U.S. dollar increases were positively impacted by approximately $14.9 million due to fluctuation in exchange rates between the years ended December 31, 1998 and 1997.

Depreciation and amortization expense from Austar in U.S. dollar terms increased $43.5 million, or 130.2% from $33.4 million for the year ended December 31, 1996 to $76.9 million for the year ended December 31, 1997. This increase was primarily due to the larger fixed asset base due to the significant deployment of operating assets to meet subscriber growth as well as an increase in expense related to subscriber disconnects.

We deconsolidated the results of operations of Saturn effective January 1, 1998. Saturn had $1.7 million of depreciation expense for the year ended December 31, 1997.

LATIN AMERICA:

Depreciation expense for Cable Star increased $0.1 million, or 14.3% from $0.7 million for the year ended December 31, 1997 to $0.8 million for the year ended December 31, 1998. The remainder of Latin America's depreciation expense for the year ended December 31, 1998 was attributable to our system in Brazil.

We consolidated the results of Bahia Blanca effective November 1, 1996 through August 31, 1997. Bahia Blanca's depreciation expense consolidated by us was $3.3 million for the period ended August 31, 1997.

INTEREST INCOME. Interest income increased $2.7 million and decreased $5.5 million during the ten months ended December 31, 1998 and the year ended February 28, 1998, respectively, compared to the amounts for the corresponding periods in the prior year. The increase in the ten months ended December 31, 1998 was due to higher cash balances related to the issuance of the 1998 Notes in February 1998, and the decrease during the year ended February 28, 1998 was due to reduced cash and short-term investment balances related to the funding of our investments in affiliated operating systems.

INTEREST EXPENSE. Interest expense increased $38.9 million, or 31.3%, from $124.3 million during the year ended February 28, 1998 to $163.2 million during the ten months ended December 31, 1998. This increase was primarily due to the continued accretion of interest on our $1,375.0 million aggregate principal amount 1998 Notes and continued accretion on the $492.9 million aggregate principal amount UIH A/P Notes. During the ten months ended December 31, 1998, interest expense also included amortization of deferred financing costs of $8.6 million compared to $10.7 million for the year ended February 28, 1998.

Interest expense increased $44.6 million, or 56.0%, from $79.7 million during the year ended February 28, 1997 to $124.3 million during the year ended February 28, 1998. This increase was primarily due to the continued accretion of interest on the Company's $599.4 million aggregate principal amount Old Notes, new accretion on the $45.5 million aggregate principal amount UIH A/P September 1997 Notes and accretion of interest for an entire year on the $447.4 million aggregate principal amount UIH A/P May 1996 Notes. Interest expense for the year ended February 28, 1998 also included amortization of deferred financing costs of $10.7 million compared to $3.3 million for the year ended February 28, 1997.

PROVISION FOR LOSSES ON MARKETABLE EQUITY SECURITIES AND INVESTMENT RELATED COSTS. The provision for losses on marketable equity securities and investment related costs totaled $9.7 million, $14.8 million and $5.9 million for the ten months ended December 31, 1998, the year ended February 28, 1998 and the year ended February 28, 1997, respectively. In October 1998, as a result of an other-than-temporary loss of control of Telefenua, we recorded a reserve for the remaining balance of our investment of $4.4 million. In addition, Tara wrote off its deferred development costs in December 1998 totaling $3.1 million. In December 1997, based on the financial difficulties and potential insolvency of Australis, we determined that the loss relating to our investment in Australis was other-than-temporary. As a result, we recorded a provision for this loss of $4.8 million for the year ended February 28, 1998. Cumulative unrealized losses on our investment in International Broadcasting Corporation, Ltd. ("IBC"), a publicly-traded Thailand corporation, totaled $2.7 million as of February 28, 1997. During the year ended February 28, 1998, we determined these losses to be other than temporary, and recorded a provision of $3.6 million, reducing the carrying value of our investment in IBC to $0.8 million. The remainder of the balance for the ten months ended December 31, 1998 and the years ended February 28, 1998 and 1997, consisted of our write-off of various non-strategic investments.

GAIN ON SALE OF INVESTMENTS IN AFFILIATED COMPANIES. In October 1997, we sold all of our Argentine multi-channel television system assets for approximately $211.1 million cash, resulting in a gain of approximately $90.0. In August 1996, we sold our 34.0% interest in the Sao Paulo cable systems for $78.1 million, resulting in a gain of $65.2 million.

EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF DEBT. In connection with the issuance of the 1998 Notes, we paid $531.8 million to repurchase the existing Old Notes which had an accreted value of $466.2 million as of February 5, 1998.

This tender premium of $65.6 million, combined with the write off of unamortized deferred financing costs and other transaction related costs totaling $13.5 million, resulted in an extraordinary charge during the year ended February 28, 1998 of $79.1 million.

SHARE IN RESULTS OF AFFILIATED COMPANIES. Our share in the results of affiliated companies totaled $54.2 million, $68.6 million and $47.6 million for the ten months ended December 31, 1998 and the years ended February 28, 1998 and 1997, respectively, as follows:

                                 For the Ten Months Ended             For the Year Ended                 For the Year Ended
                                    December 31, 1998                 February 28, 1998                  February 28, 1997
                            --------------------------------   --------------------------------    --------------------------------
                             Company                            Company                             Company
                            Ownership   Share in Results of    Ownership   Share in Results of     Ownership    Share in Results of
                             Interest   Affiliated Companies    Interest   Affiliated Companies     Interest   Affiliated Companies
                            ---------   --------------------   ---------   --------------------    ---------   --------------------
                                           (In thousands)                     (In thousands)                      (In thousands)
Europe:
  UPC (1)................       --                 --            100.0%         $(42,236)            50.0%           $(24,665)
  A2000..................     50.0%           (11,515)              --                --               --                  --
  UTH (2)................     51.0%            (9,850)              --                --               --                  --
  Hungary (3)............     79.3%            (3,446)              --                --               --                  --
  Melita, Princes
   Holdings and Tevel....    various             (288)              --                --               --                  --
  Other UPC affiliates...    various             (457)           various            (195)              --                  --
  Monor..................     44.8%            (1,848)           48.6%            (4,590)            48.6%             (2,648)
  IPS....................     33.5%               (77)           33.5%            (2,348)            33.5%             (4,321)
                                             --------                           --------                             --------
                                              (27,481)                           (49,369)                             (31,634)
                                             --------                           --------                             --------
Asia/Pacific:
  Saturn (4).............     65.0%            (8,628)           65.0%                --             100.0               (930)
  XYZ Entertainment......     50.0%               506            25.0%            (2,408)            25.0%             (4,484)
  Sun Cable..............     19.6%            (1,383)           40.0%              (656)            40.0%               (218)
  HITV...................     49.0%            (2,092)           49.0%              (220)            49.0%                 (6)
                                             --------                           --------                             --------
                                              (11,597)                            (3,284)                              (5,638)
                                             --------                           --------                             --------
Latin America:
  VTRH...................     34.0%            (5,427)           34.0%            (7,805)            34.0%             (2,130)
  Megapo.................     49.0%               253            49.0%              (386)            49.0%               (678)
  TVSB (5)...............    100.0%              (891)           40.0%              (616)            40.0%             (1,277)
  MGM Networks LA........     50.0%            (9,221)           50.0%            (7,477)            50.0%                (10)
  Jundiai................     46.3%               198            46.3%               426             46.3%               (458)
                                             --------                           --------                             --------
                                              (15,088)                           (15,858)                              (4,553)
                                             --------                           --------                             --------
Other....................                          --            various            (134)            various           (5,750)
                                             --------                           --------                             --------
Total share in results of
  affiliated companies...                    $(54,166)                          $(68,645)                            $(47,575)
                                             ========                           ========                             ========

     (1) We consolidated UPC's balance sheet and statement of operations effective December 11, 1997.
     (2) We accounted for our investment in UTH using the equity method of accounting because the UTH shareholder agreement provides for joint governance by NUON and UPC on almost all significant participating and protective type rights.
     (3) Effective July 1, 1998 we began consolidating the results of operations of Telekabel Hungary.
     (4) Effective July 1, 1996 we began consolidating the results of operations of Saturn. In July 1997, a strategic partner purchased a 35.0% equity interest in Saturn, reducing our ownership interest to 65.0%. Effective January 1, 1998, we discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting due to certain minority partner participating and protective type rights.
     (5) Effective October 2, 1998 we increased our ownership interest in TVSB to 100% and began consolidating their results of operations.

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires that a public business enterprise report certain financial and descriptive information about its reportable segments. We have adopted this statement for the year ended December 31, 1998.

The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. This statement defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change. As of December 31, 1998, our deferred start-up and organization costs were insignificant. We intend to adopt this statement during the year ended December 31, 1999.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under this statement, accounting for changes in fair value of a derivative depends on its intended use and designation. This statement is effective for fiscal years beginning after June 15, 1999. We currently are assessing the effect of this new standard.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, for projects in progress and prospectively, with earlier application encouraged. We believe that the adoption of SOP 98-1 will not have a material effect on the financial statements.

YEAR 2000 READINESS DISCLOSURE

Our multi-channel television, programming and telephony operations are heavily dependent upon computer systems and other technological devices with imbedded chips. Such computer systems and other technological devices may not be capable of accurately recognizing dates beginning on January 1, 2000. This problem could cause miscalculations, resulting in our multi-channel television and telephony systems or programming services malfunctioning or failing to operate.

YEAR 2000 PROGRAM. In response to possible Year 2000 problems, our Board of Directors established a Task Force to assess the impact that potential Year 2000 problems may have on company-wide operations and to implement necessary changes to address such problems. The Task Force reports directly to the UIH Board. In creating a program to minimize Year 2000 problems, the Task Force identified certain critical operations of our business. These critical operations are service delivery systems, field and headend devices, customer service and billing systems, and corporate management and administrative operations (e.g., cash flow, accounts payable and accounts receivable, payroll and building operations).

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

At March 31, 1999, 91.0% of our operating systems had completed the Identification Phase and the Task Force is working on the Implementation Phase for these systems. The Task Force has researched approximately 83.0% of the items identified during the Identification Phase as to Year 2000 compliance. Of the items researched, 69.0% are compliant and 9.0% are not compliant but can be easily remediated without significant cost to us. The remaining items require further research or additional testing. Because of several acquisitions in the later part of 1998, such as UTH, our research of items has expanded significantly. As a result, the research on 75.0% of the identified items has been completed and research on the remaining items is ongoing.

The Task Force commenced the Testing Phase in first quarter 1999. The Task Force is supervising the Testing Phase of the computer systems for our headend controllers and our customer service billing systems and routers. Based on current data to date, we expect to complete this testing by mid-1999. At this time, we anticipate that all material aspects of the program will be completed before January 1, 2000, and we do not anticipate any material remediations or replacements.

Certain of our operating systems have not completed the Identification Phase, including Tahiti, the Philippines and certain Australian programming interests. Despite our attempts to include these systems in our Year 2000 Program, these systems have not responded. Therefore, we have no information on which to determine if these systems will be Year 2000 compliant by December 31, 1999. If none of these systems are Year 2000 compliant, we do not believe that their operation failure, if any, will have a material adverse effect on our business as a whole. The basis for determining the above percentages includes these systems.

Subsequent to December 31, 1998, we acquired or will acquire four additional systems, which will be included in our Year 2000 Program. At this time we have not determined whether any of these systems have their own programs in place for Year 2000 compliance. We are undertaking such review during the second quarter 1999 and will determine at what level their systems are at within our Year 2000 Program.

In general, we manage the program with our internal Task Force. In addition, we have retained several independent consultants to assist with the Year 2000 Program for our operations in Europe, Eastern Europe and New Zealand. The Task Force will continue to evaluate the need for external resources to complete the Implementation Phase and implement the Testing Phase. In the event the Task Force elects to use additional external resources, such resources may not, however, be available.

In addition to our program, we are a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted us in developing our Year 2000 program. Part of the agenda of the working group is to develop test procedures and contingency plans for critical components of operating systems for the benefit of all its members. The test procedures are expected to be available to members, including us, during second quarter 1999.

THIRD PARTY DEPENDENCIES. We believe our largest Year 2000 risk is our dependency upon third-party products. Two significant areas on which our systems depend upon third-party products are programming and telephony interconnects. We do not have the ability to control such parties in their assessment and remediation procedures for potential Year 2000 problems. Should these parties not be prepared for Year 2000, their systems may fail and we would not be able to provide our services to our customers. Notwithstanding these limitations, the Task Force monitors the websites for all vendors used by us, to the extent available, for information on such vendors' Year 2000 programs. To the extent applicable, the Task Force uses such information to verify Year 2000 compliance and to implement remediation procedures. We also have requested information from various third parties on the status of their Year 2000 compliance programs in an effort to prevent any possible interruptions or failures. To date, responses by programming vendors to such communications have been limited. The responses received state only that the party is working on Year 2000 issues and does not have a definitive position at this time. As a result, we are unable to assess the risk posed by our dependence upon such third parties' systems. Vendors for critical equipment components, such as the headend controllers mentioned below, have been more responsive and we believe substantially all of our equipment will be Year 2000 compliant. We cannot, however, give any assurances concerning compliance of equipment because such belief is based on information provided by vendors, which cannot be independently verified, and because of the uncertainties inherent in Year 2000 remediation.

We are considering certain limited contingency plans, including preparing back-up programming and stand-by power generators. Such contingency plans may not, however, resolve the problem in a satisfactory manner. With respect to other third-party systems, each UIH operating system is responsible for inquiring of their vendors and other entities with which they do business (e.g., utility companies, financial institutions and facility owners) as to such entities' Year 2000 compliance programs. In addition, we have distributed a contingency plan to all of our operating systems, which sets forth preparation procedures and recovery solutions.

The Task Force is working closely with the manufacturers of our headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in the UIH operating systems are not date sensitive. Where such equipment needs to be upgraded for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but such process is not wholly within the control of us or our systems. Approximately 91.0% of the headend controllers, which are considered the most critical component of the headend devices, have been upgraded. With respect to billing and customer care systems, we use standard billing and customer care programs from several vendors. The Task Force is working with such vendors to achieve Year 2000 compliance for all systems in UIH.

MINORITY-HELD SYSTEMS. We have several minority investments in international multi-channel television and telephony operations. With respect to these minority investments, the Task Force is including their systems in the program. Of these investments, 95.0% have completed their Identification Phase of the program and the Task Force is in the process of making recommendations to these entities as to Year 2000 compliance matters. No assurance can be given, however, that these entities will implement the recommendations or otherwise be Year 2000 compliant. On an overall basis, the Task Force continues to analyze the Year 2000 program and will revise the program as necessary throughout 1999, including procedures it undertakes with respect to third parties to ensure their Year 2000 compliance.

COSTS OF COMPLIANCE. The Task Force is not able to determine the full cost of its Year 2000 program and its related impact on the financial condition of the Company. In the course of our business, we have made substantial capital adjustments over the past few years in improving our systems, primarily for reasons other than Year 2000. Because these upgrades also resulted in Year 2000 compliance, replacement and remediation costs have been low. The Task Force has, however, revised its estimates of the cost for the Year 2000 program to $3.9 million. The cost includes certain identified replacement and remediation procedures and external consultants, and has been increased because of system acquisitions and additional date sensitive items that require research as to Year 2000 compliance. Such estimate does not, however, include internal costs because we do not separately track the internal costs incurred for the Year 2000 program. Although no assurance can be made, we believe that the known Year 2000 compliance issues can be remedied without a material financial impact on us. No assurance can be made, however, as to the total cost (excluding internal costs) for the Year 2000 program until all of the data has been gathered. In addition, we can not predict the financial impact on us if Year 2000 problems are caused by third parties upon which our systems are dependent or experienced by entities in which we hold investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on our operations and financial condition.

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

During the transition period, all UPC operating companies' billing systems will include amounts in euro as well as the respective country's existing currency. All of UPC's accounting and management reporting systems currently are multi-currency.

UPC intends to use the euro as its reporting currency by the end of 2000. We do not expect the introduction of the euro to affect materially UPC's cable television and other operations. We have not yet taken steps to confirm that the financial institutions and other third parties with whom we have financial relationships are prepared for the use of the euro. Thus far, we have not experienced any material problem with third parties as a result of the introduction of the euro. We believe the introduction of the euro will not require us to amend any of our financial instruments or loan facilities, other than amendments that will be made automatically by operation of law. These will include automatic replacement of the currencies of participating countries with the euro. They will also include automatic replacement of interest rates of participating countries with European interest rates. We believe the introduction of the euro will reduce our exposure to risk from foreign currency and interest rate fluctuations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

INVESTMENT PORTFOLIO

We do not use derivative financial instruments in our non-trading investment portfolio. We place our cash and cash equivalent investments in highly liquid instruments that meet high credit quality standards with original maturities at the date of purchase of less than three months. We also place our short-term investments in liquid instruments that meet high credit quality standards with original maturities at the date of purchase of between three and twelve months. We also limit the amount of credit exposure to any one issue, issuer or type of instrument. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We do not expect, however, any material loss with respect to our investment portfolio. Subsequent to December 31, 1998, UPC completed its initial public offering raising net proceeds of NLG2,705.8 million ($1,431.6 million). The proceeds from the offering will be invested in short-term investments that meet high credit quality standards with original maturities at the date of purchase between one and twelve months. We must comply with the restrictions placed on us by the 1998 Notes indenture, which limits such investments to a risk profile of A2/P2 commercial paper.

IMPACT OF FOREIGN CURRENCY RATE CHANGES

We are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany charges such as the cost of equipment, management fees and certain other charges. These intercompany accounts are predominantly denominated in the functional currency of the foreign subsidiary.

The operating companies' monetary assets and liabilities are subject to foreign currency exchange risk as certain equipment purchases and payments for certain operating expenses, such as programming expenses, are denominated in currencies other than their own functional currency. In addition, certain of the operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency. Foreign currency rate changes also affect our share in results of our minority-owned affiliates.

The functional currency for our foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at year-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars result in unrealized gains or losses referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of other cumulative comprehensive loss in the statement of stockholders' (deficit) equity.

Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

Cash flows from our operations in foreign countries are translated based on their reporting currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not agree to changes in the corresponding balances on the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

The spot rates and average rates for the primary currencies that impact our financial statements are shown below per one U.S. dollar:

                                          Dutch         Australian    New Zealand    Chilean     Mexican
                                         Guilder          Dollar        Dollar         Peso        Peso
                                         -------        ----------    -----------    --------    -------
     Spot Rates:
     December 31, 1998..........         1.8900           1.6332        1.8939       472.5000     9.9080
     December 31, 1997..........         2.0200           1.5378        1.7161       439.8500     8.0700
     December 31, 1996..........         1.7400           1.2583        1.4156       424.7500     7.8900

     Average Rates:
     1998.......................         1.9900           1.6102        1.9133       459.7378     9.1431
     1997.......................         1.9500           1.5378        1.5126       419.0443     7.9205
     1996.......................         1.6900           1.2675        1.4400       412.1028     7.5604

In general, we do not execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. During the ten months ended December 31, 1998, we recorded a negative change in cumulative translation adjustments of $24.7 million, primarily due to the strengthening of the U.S. dollar compared to the currencies listed above.

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The variable-rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                                                                                                 As of December 31, 1998
                                                                                      ------------------------------------------
                                                                                      Book Value                      Fair Value
                                                                                      ----------                      ----------
                                                                                 (U.S. dollars, in thousands, except interest rates)
Long-term and short-term  debt:
   Fixed rate U.S. dollar denominated 1998 Notes................................       $893,003                        $783,750
      Average interest rate.....................................................         10.75%                          12.46%
   Fixed rate U.S. dollar denominated UIH A/P Notes.............................       $356,640                        $246,433
      Average interest rate.....................................................         14.00%                          20.71%
   Fixed rate U.S. dollar denominated DIC Loan..................................       $ 84,214                        $ 84,214
      Average interest rate.....................................................          8.00%                           8.00%
   Fixed rate U.S. dollar denominated VTRH Note.................................       $  9,284                        $  9,284
      Average interest rate.....................................................         12.95%                          12.95%
   Fixed rate U.S. dollar denominated TVSB Seller Note..........................       $  5,853                        $  5,853
      Average interest rate.....................................................         10.00%                          10.00%
   Variable rate Dutch guilder denominated Senior Revolving Credit Facility.....       $512,179                        $512,179
      Average interest rate.....................................................          5.70%                           5.70%
   Variable rate U.S. dollar denominated Bridge Bank Facility...................       $ 60,063                        $ 60,063
      Average interest rate.....................................................         10.80%                          10.80%
   Variable rate French Franc denominated Mediareseaux Facility.................       $ 21,346                        $ 21,346
      Average interest rate.....................................................          5.20%                           5.20%
   Variable rate German Mark denominated Telekabel Hungary Facility.............       $ 15,504                        $ 15,504
      Average interest rate.....................................................          5.70%                           5.70%
   Variable rate Australian dollar denominated Austar Bank Facility.............       $104,090                        $104,090
      Average interest rate.....................................................          6.75%                           6.75%
   Variable rate U.S. dollar denominated ULA Revolving Credit Facility..........       $  8,000                        $  8,000
      Average interest rate.....................................................          8.83%                           8.83%

The table below presents principal cash flows by expected maturity dates for our debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                                                                                   As of December 31, 1998
                                                        ----------------------------------------------------------------------------
                                                          1999       2000         2001       2002      2003    Thereafter    Total
                                                        --------   --------     --------   --------  --------  ----------   --------
                                                                     (U.S. dollars, in thousands except interest rates)
Long-term and short-term debt:
  Fixed rate U.S. dollar denominated
    1998 Notes..............................                  --         --        --         --        --      $893,003    $893,003
  Fixed rate U.S. dollar denominated
    UIH A/P Notes............................                 --         --        --         --        --      $356,640    $356,640
  Fixed rate U.S. dollar denominated
    DIC Loan................................            $ 42,107   $ 42,107        --         --        --            --    $ 84,214
  Fixed rate U.S. dollar denominated
    VTRH Note................................           $  9,284         --        --         --        --            --    $  9,284
  Fixed rate U.S. dollar denominated
    TVSB Seller Note.........................           $  5,853         --        --         --        --            --    $  5,853
  Variable rate Dutch guilder denominated
    Senior Revolving Credit Facility.........           $328,042   $184,137        --         --        --            --    $512,179
  Variable rate U.S. dollar denominated
    Bridge Bank Facility.....................           $ 60,063         --        --         --        --            --    $ 60,063
  Variable rate French Franc denominated
    Mediareseaux Facility....................                 --         --        --    $21,346        --            --    $ 21,346
  Variable rate German Mark denominated
    Telekabel Hungary Facility...............           $ 15,504         --        --         --        --            --    $ 15,504
  Variable rate Australian dollar denominated
    Austar Bank Facility.....................           $ 36,738         --        --         --        --       $ 67,352   $104,090
  Variable rate U.S. dollar denominated
    ULA Revolving Credit Facility............           $  8,000         --        --         --        --            --    $  8,000

We use interest rate swap agreements from time to time, to manage interest rate risk on our floating rate debt facilities. Interest rate swaps are entered into depending on our assessment of the market, and generally are used to convert floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, we have two interest rate swaps to manage interest rate exposure on the Austar Bank Facility. These swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 million ($30.6 million as of December 31, 1998) of variable rate, long-term debt into fixed rate borrowings. As of December 31, 1998, the weighted-average fixed rate under these agreements was 7.94% compared to a weighted-average variable rate on the Austar Bank Facility of 6.75%. As a result of these swap agreements, interest expense was increased by approximately A$0.6 million ($0.4 million) during 1998.

Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. As of December 31, 1998, we estimate we would have paid approximately A$1.3 million ($0.8 million) to terminate the agreements.

The table below provides information about our interest rate swaps. The table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents (in thousands), which is our reporting currency.

                                                              As of December 31, 1998
                                             ------------------------------------------------------------
                                             1999    2000    2001     2002    2003    Thereafter    Total
                                             ----    ----    ----     ----    ----    ----------    -----
                                                 (U.S. dollars, in thousands, except interest rates)
     Interest Rate Swaps:
        Variable to fixed.............          --      --      --   $30,615    --         --      $30,615
        Average pay rate %............       8.00%   8.00%   8.00%     8.00%    --         --        8.00%
        Average receive rate %........       6.75%   6.75%   6.75%     6.75%    --         --        6.75%

INFLATION AND FOREIGN INVESTMENT RISK

Certain of our operating companies operate in countries where the rate of inflation is extremely high relative to that in the United States. While our affiliated companies attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on reported earnings. We are also impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material.

Our foreign operating companies are all directly affected by their respective countries' government, economic, fiscal and monetary policies and other political factors. We believe that our operating companies' financial conditions and results of operations have not been materially adversely affected by these factors.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The consolidated financial statements of the Company are filed under this Item as follows:

                                                                                                                   Page
                                                                                                                   Number
                                                                                                                   ------
    UNITED INTERNATIONAL HOLDINGS, INC.
     Report of Independent Public Accountants...................................................................    60
     Consolidated Balance Sheets as of December 31, 1998 and February 28, 1998..................................    61
     Consolidated Statements of Operations for the Ten Months Ended December 31, 1998, and
       the Years Ended February 28, 1998 and February 28, 1997..................................................    62
     Consolidated Statements of Stockholders' (Deficit) Equity for the Ten Months Ended December 31, 1998, and
       the Years Ended February 28, 1998 and February 28, 1997..................................................    63
     Consolidated Statements of Cash Flows for the Ten Months Ended December 31, 1998, and
       the Years Ended February 28, 1998 and February 28, 1997..................................................    67
     Notes to Consolidated Financial Statements.................................................................    70

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United International Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of United International Holdings, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and February 28, 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the ten months ended December 31, 1998 (see Note 2) and the years ended February 28, 1998 and February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United International Holdings, Inc. and subsidiaries as of December 31, 1998 and February 28, 1998, and the results of their operations and their cash flows for the ten months ended December 31, 1998 and the years ended February 28, 1998 and February 28, 1997 in conformity with generally accepted accounting principles.



                                           ARTHUR ANDERSEN LLP


Denver, Colorado
April 30, 1999



                                                  UNITED INTERNATIONAL HOLDINGS, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                        (Stated in thousands, except share and per share amounts)

                                                                                                             As of         As of
                                                                                                          December 31,  February 28,
                                                                                                             1998          1998
                                                                                                          ------------  ------------
ASSETS
Current assets
  Cash and cash equivalents............................................................................... $   35,608    $ 303,441
  Restricted cash.........................................................................................     17,215       20,950
  Short-term liquid investments...........................................................................     41,498       33,731
  Subscriber receivables, net of allowance for doubtful accounts of $5,482 and $3,191, respectively.......     13,788        7,311
  Costs to be reimbursed by affiliated companies..........................................................     21,232       15,157
  Other related party receivables.........................................................................      2,064        4,167
  Other receivables.......................................................................................     15,380        5,474
  Inventory...............................................................................................     12,762        6,455
  Other current assets, net...............................................................................     16,363       14,313
                                                                                                           ----------   ----------
        Total current assets..............................................................................    175,910      410,999
Investments in and advances to affiliated companies, accounted for under the equity method, net...........    429,490      341,252
Property, plant and equipment, net of accumulated depreciation of $201,183 and $84,633, respectively......    464,059      440,735
Goodwill and other intangible assets, net of accumulated amortization of $39,683 and $14,532,
 respectively.............................................................................................    424,934      409,190
Deferred financing costs, net of accumulated amortization of $9,923 and $1,634, respectively..............     41,270       44,943
Non-current restricted cash and other assets, net.........................................................      6,432       32,716
                                                                                                           ----------   ----------
        Total assets...................................................................................... $1,542,095   $1,679,835
                                                                                                           ==========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable, including related party payables of $247 and $86, respectively........................ $   76,696   $   55,741
  Accrued liabilities.....................................................................................     66,079       46,419
  Subscriber prepayments and deposits.....................................................................     24,210       12,145
  Short-term debt.........................................................................................     93,379           --
  Current portion of senior discount notes................................................................        412           --
  Current portion of other long-term debt.................................................................     62,252      163,325
  Other current liabilities...............................................................................      3,524       13,760
                                                                                                           ----------   ----------
        Total current liabilities.........................................................................    326,552      291,390
Senior discount notes.....................................................................................  1,249,643    1,127,763
Other long-term debt......................................................................................    689,646      575,008
Deferred compensation.....................................................................................    173,251        2,385
Deferred taxes............................................................................................      4,580       22,032
Other long-term liabilities...............................................................................      7,097        5,787
                                                                                                           ----------   ----------
Total liabilities.........................................................................................  2,450,769    2,024,365
                                                                                                           ----------   ----------
Minority interests in subsidiaries........................................................................     18,705       15,186
                                                                                                           ----------   ----------
Preferred  stock,  $0.01  par  value,  3,000,000  shares  authorized,  stated at liquidation value:
  Series A Convertible Preferred Stock, 132,144 and 170,513 shares issued and outstanding, respectively...     26,086       32,564
                                                                                                           ----------   ----------
  Series B Convertible Preferred Stock, 139,031 and 0 shares issued and outstanding, respectively.........     30,200           --
                                                                                                           ----------   ----------
Stockholders' deficit:
  Class A Common Stock, $0.01 par value, 60,000,000 shares authorized, 30,674,995 and 26,381,093 shares
   issued and outstanding, respectively...................................................................        307          264
  Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 9,915,880 and 12,863,323 shares
   issued and outstanding, respectively...................................................................         99          128
  Additional paid-in capital..............................................................................    378,597      352,253
  Deferred compensation...................................................................................       (679)         (42)
  Treasury stock, at cost, 2,784,620 and 3,169,151 shares of Class A Common Stock, respectively...........    (29,061)     (33,074)
  Accumulated deficit..................................................................................... (1,241,986)    (646,085)
  Other cumulative comprehensive loss.....................................................................    (90,942)     (65,724)
                                                                                                           ----------   ----------
        Total stockholders' deficit.......................................................................   (983,665)    (392,280)
                                                                                                           ----------   ----------
Commitments and contingencies (Notes 13 and 14)

        Total liabilities and stockholders' deficit....................................................... $1,542,095   $1,679,835
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

                                                  UNITED INTERNATIONAL HOLDINGS, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Stated in thousands, except share and per share amounts)

                                                                                         For the Ten          For the Years Ended
                                                                                         Months Ended            February 28,
                                                                                         December 31,      -------------------------
                                                                                            1998              1998          1997
                                                                                         ------------      ----------    -----------
Revenue.............................................................................    $   254,068        $   98,622    $   31,555
System operating expense............................................................       (122,811)          (65,631)      (26,251)
System selling, general and administrative expense..................................       (105,226)          (62,803)      (33,655)
Corporate general and administrative expense........................................       (194,767)          (28,553)      (20,365)
Depreciation and amortization.......................................................       (159,045)          (91,656)      (38,961)
                                                                                         ----------         ----------    ----------
        Net operating loss..........................................................       (327,781)         (150,021)      (87,677)

Interest income, including related party income of $497, $302 and $197,
 respectively.......................................................................         10,464             7,806        13,329
Interest expense....................................................................       (163,227)         (124,288)      (79,659)
Provision for losses on marketable equity securities and investment related costs...         (9,686)          (14,793)       (5,859)
Gain on sale of investments in affiliated companies.................................             --            90,020        65,249
Other expense, net..................................................................         (2,546)           (5,088)         (991)
                                                                                         ----------         ----------    ----------
        Net loss before other items.................................................       (492,776)         (196,364)      (95,608)

Share in results of affiliated companies, net.......................................        (54,166)          (68,645)      (47,575)
Minority interests in subsidiaries..................................................          1,410             1,568         4,358
                                                                                         ----------         ----------    ----------
        Net loss before extraordinary charge........................................       (545,532)         (263,441)     (138,825)

Extraordinary charge for early retirement of debt...................................             --           (79,091)           --
                                                                                         ----------        ----------    ----------
        Net loss....................................................................     $ (545,532)       $ (342,532)   $ (138,825)
                                                                                         ==========        ==========    ==========
Net loss per common share:
        Basic and diluted loss before extraordinary charge..........................     $   (13.71)       $    (6.75)   $    (3.59)
        Extraordinary charge........................................................             --             (2.02)           --
                                                                                         ----------        ----------    ----------
        Basic and diluted net loss..................................................     $   (13.71)       $    (8.77)   $    (3.59)
                                                                                         ==========        ==========    ==========

Weighted-average number of common shares outstanding................................     39,919,887        39,211,501    39,035,776
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

                                                   UNITED INTERNATIONAL HOLDINGS, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                                (Stated in thousands, except share amounts)

                   Class A            Class B      Addi-                                             Other
                 Common Stock      Common Stock   tional   Deferred   Treasury Stock               Cumulative    Total
               ----------------  ---------------- Paid-In   Compen-  ---------------- Accumulated  Comprehen-  Comprehen-
                Shares   Amount   Shares   Amount Capital   sation    Shares   Amount    Deficit  sive Loss(1) sive Loss    Total
               --------- ------  --------- ------ -------- --------  --------- ------ ----------- -----------  ---------- ----------
Balances,
 February
 29, 1996.....25,732,154  $257  13,274,685  $133  $325,716  $(842)         --   $ --   $(164,728)   $ (8,560)  $      --   $151,976
Issuance of
 Class A
 Common Stock
 in connect-
 ion with
 Company's
 stock option
 plan.........    39,750    --          --    --       349     --          --     --          --          --          --        349
Issuance of
 Class A
 Common Stock
 in connec-
 tion with
 Company's
 401(k) plan...    22,449   --          --    --       309     --          --     --          --          --          --        309
Exchange of
 Class B
 Common Stock
 for Class A
 Common Stock..   302,910    4    (302,910)   (4)       --     --          --     --          --          --          --         --
Accrual of
 dividends on
 convertible
 preferred
 stock.........        --   --          --    --    (1,221)    --          --     --          --          --          --     (1,221)
Expiration
 of put option
 of warrants
 not tendered
 to the
 Company.......        --   --          --    --     9,011     --          --     --          --          --          --      9,011
Gain on sale
 of stock by
 subsidiary....        --   --          --    --     5,898     --          --     --          --          --          --      5,898
Repricing of
 stock
 options.......        --   --          --    --       691   (691)         --     --          --          --          --         --
Amortization
 of deferred
 compensation..        --   --          --    --        --    909          --     --          --          --          --        909
Net loss.......        --   --          --    --        --     --          --     --    (138,825)         --    (138,825)  (138,825)
Unrealized
 loss on
 investments...        --   --          --    --        --     --          --     --          --      (4,880)     (4,880)    (4,880)
Change in
 cumulative
 translation
 adjustments...        --   --          --    --        --     --          --     --          --      (8,430)     (8,430)    (8,430)
               ---------- ----  ----------  ----  --------  -----   ---------   ----   ---------    --------   ---------   --------
Balances,
February
28, 1997..... 26,097,263  $261  12,971,775  $129  $340,753  $(624)         --   $ --   $(303,553)   $(21,870)  $(152,135)  $ 15,096
              ==========  ====  ==========  ====  ========  =====   =========   ====   =========    ========   =========   ========

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

                                                    UNITED INTERNATIONAL HOLDINGS, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
                                                (Stated in thousands, except share amounts)

                   Class A            Class B      Addi-                                             Other
                 Common Stock      Common Stock   tional   Deferred   Treasury Stock               Cumulative    Total
               ----------------  ---------------- Paid-In   Compen-  ---------------- Accumulated  Comprehen-  Comprehen-
                Shares   Amount   Shares   Amount Capital   sation    Shares   Amount    Deficit  sive Loss(1) sive Loss    Total
               --------- ------  --------- ------ -------- --------  --------- ------ ----------- -----------  ---------- ----------
Balances,
 February
 28, 1997......26,097,263  $261  12,971,775  $129  $340,753  $(624)         -- $     --  $(303,553) $(21,870)  $      --  $  15,096
Issuance of
 Class A
 Common Stock
 in connection
 with Company's
 stock option
 plan..........   151,894     2          --    --       794     --          --       --         --        --          --        796
Issuance of
 Class A
 Common Stock
 in connection
 with Company's
 401(k) plan...    23,484    --          --    --       334     --          --       --         --        --          --        334
Exchange of
 Class B
 Common Stock
 for Class A
 Common Stock..   108,452     1    (108,452)   (1)       --     --          --       --         --        --          --         --
Accrual of
 dividends on
 convertible
 preferred
 stock.........        --    --          --    --    (1,271)    --          --       --         --        --          --     (1,271)
Compensation
 expense related
 to stock
 options.......        --    --          --    --       351     --          --       --         --        --          --        351
Issuance of
 warrants to
 purchase
 common
 stock of
 subsidiary....        --    --          --    --     3,678     --          --       --         --        --          --      3,678
Gain on sale
 of stock by
 subsidiaries..        --    --          --    --     7,614     --          --       --         --        --          --      7,614
Amortization
 of deferred
 compensation..        --    --          --    --        --    582          --       --         --        --          --        582
Purchase of
 Class A
 Common Stock
 by subsidiary.        --    --          --    --        --     --   3,169,151  (33,074)        --        --          --    (33,074)
Net loss......         --    --          --    --        --     --          --       --   (342,532)       --    (342,532)  (342,532)
Change in
 unrealized gain
 (loss) on
 investments,
 net...........        --    --          --    --        --     --          --       --         --    (1,593)     (1,593)    (1,593)
Provision for
 loss on
 marketable
 equity
 securities....        --    --          --    --        --     --          --       --         --     8,013       8,013      8,013
Change in
 cumulative
 translation
 adjustments...        --    --          --    --        --     --          --       --         --   (50,274)    (50,274)   (50,274)
               ----------  ----  ----------  ----  --------  -----   --------- --------  ---------  --------   ---------  ----------
Balances,
 February 28,
 1998..........26,381,093  $264  12,863,323  $128  $352,253  $ (42)  3,169,151 $(33,074) $(646,085) $(65,724)  $(386,386) $(392,280)
               ==========  ====  ==========  ====  ========  =====   ========= ========  =========  ========   =========  =========

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

                                                    UNITED INTERNATIONAL HOLDINGS, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
                                                (Stated in thousands, except share amounts)

                   Class A            Class B      Addi-                                             Other
                 Common Stock      Common Stock   tional   Deferred   Treasury Stock               Cumulative    Total
               ----------------  ---------------- Paid-In   Compen-  ---------------- Accumulated  Comprehen-  Comprehen-
                Shares   Amount   Shares   Amount Capital   sation    Shares   Amount    Deficit  sive Loss(1) sive Loss    Total
               --------- ------  --------- ------ -------- --------  --------- ------ ----------- -----------  ---------- ----------
Balances,
 February 28,
 1998..........26,381,093  $264 12,863,323   $128  $352,253  $ (42) 3,169,151 $(33,074) $  (646,085) $(65,724) $      --  $(392,280)
Issuance of
 Class A
 Common Stock
 in connection
 with public
 offering,
 net of
 offering
 expense.......   450,000     5         --     --     7,399     --         --       --           --        --         --      7,404
Issuance of
 Class A
 Common Stock
 in connection
 with Company's
 stock option
 plan..........   453,144     5         --     --     4,783     --         --       --           --        --         --      4,788
Issuance of
 Class A
 Common Stock
 in connection
 with Company's
 401(k) plan...    17,858    --         --     --       260     --         --       --           --        --         --        260
Exchange of
 Class B
 Common Stock
 for Class A
 Common Stock.. 2,947,443    29 (2,947,443)   (29)       --     --         --       --           --        --         --         --
Exchange of
 Series A
 Convertible
 Preferred
 Stock for
 Class A
 Common Stock..   425,457     4         --     --     7,441     --         --       --           --        --         --      7,445
Accrual of
 dividends on
 convertible
 preferred
 stock.........        --    --         --     --    (1,623)    --         --       --           --        --         --     (1,623)
Repricing of
 stock options.        --    --         --     --     1,380 (1,380)        --       --           --        --         --         --
Amortization
 of deferred
 compensation..        --    --         --     --        --    743         --       --           --        --         --        743
Gain on deemed
 issuance of
 stock by
 subsidiary....        --    --         --     --     5,786     --         --       --           --        --         --      5,786
Class A
 Common Stock
 issued by
 subsidiary for
 additional
 interest
 in Ireland
 systems.......        --    --         --     --       918     --   (384,531)  4,013            --        --         --      4,931
Elimination
 of historical
 two month
 reporting
 difference
 due to change
 in fiscal
 year end......        --    --         --     --        --     --         --       --      (50,369)       --         --    (50,369)
Net loss.......        --    --         --     --        --     --         --       --     (545,532)       --   (545,532)  (545,532)

                        The  accompanying  notes are an  integral  part of these consolidated financial statements.

                                                                   65

                                                    UNITED INTERNATIONAL HOLDINGS, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (Continued)
                                                (Stated in thousands, except share amounts)

                   Class A            Class B      Addi-                                             Other
                 Common Stock      Common Stock   tional   Deferred   Treasury Stock               Cumulative    Total
               ----------------  ---------------- Paid-In   Compen-  ---------------- Accumulated  Comprehen-  Comprehen-
                Shares   Amount   Shares   Amount Capital   sation    Shares   Amount    Deficit  sive Loss(1) sive Loss    Total
               --------- ------  --------- ------ -------- --------  --------- ------ ----------- -----------  ---------- ----------
Change in
 cumulative
 translation
 adjustments...        --  $ --         --   $ --  $     --  $  --         -- $     --  $        --  $(24,713) $ (24,713) $ (24,713)
Change in
 unrealized
 gain on
 investment....        --    --         --     --        --     --         --       --           --      (505)      (505)      (505)
               ----------  ---- -----------  ----  --------  -----  --------- --------  -----------  --------  ---------  ---------
Balances,
 December 31,
 1998..........30,674,995  $307  9,915,880   $ 99  $378,597  $(679) 2,784,620 $(29,061) $(1,241,986) $(90,942) $(570,750) $(983,665)
               ==========  ==== ===========  ====  ========  =====  ========= ========  ===========  ========  =========  =========

(1) Other Cumulative Comprehensive Loss at the end of each reporting period consists of the following:

                                                      As of           As of February 28,           As of
                                                   February 29,    -----------------------      December 31,
                                                      1996            1997          1998           1998
                                                   ------------    ---------     ---------      ------------
     Foreign currency translation adjustments       $(7,371)       $(15,801)     $(66,075)       $(90,788)
     Unrealized (loss) gain on investments......     (1,189)         (6,069)          351            (154)
                                                    -------        --------      --------        --------
        Total...................................    $(8,560)       $(21,870)     $(65,724)       $(90,942)
                                                    =======        ========      ========        ========


                       The  accompanying  notes are an  integral  part of these consolidated financial statements.

                                                   UNITED INTERNATIONAL HOLDINGS, INC.
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Stated in thousands)

                                                                                          For the Ten       For the Years Ended
                                                                                          Months Ended          February 28,
                                                                                          December 31,   -------------------------
                                                                                             1998           1998           1997
                                                                                          ------------   ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................................................     $(545,532)    $(342,532)     $(138,825)
Elimination of historical two month reporting difference due to change in
  fiscal year end.....................................................................       (50,369)           --             --
Adjustments to reconcile net loss to net cash flows from operating activities:
  Extraordinary charge for early retirement of debt...................................            --        79,091             --
  Share in results of affiliated companies, net.......................................        66,326        70,291         47,575
  Gain on sale of investments in affiliated companies.................................            --       (90,020)       (65,249)
  Minority interests share of losses..................................................        (1,186)       (1,568)        (4,358)
  Depreciation and amortization.......................................................       192,968        91,656         38,961
  Accretion of interest on senior notes and amortization of deferred financing costs..       130,803       110,633         73,695
  Compensation expense related to stock options.......................................       164,793           351             --
  Provision for losses on marketable equity securities and investment related costs...         9,473        14,793          5,859
  Increase in receivables, net........................................................       (12,755)       (3,222)        (2,801)
  (Decrease) increase in other assets.................................................        (8,528)        6,993        (13,409)
  Increase in accounts payable, accrued liabilities and other.........................        55,995         2,882         23,058
                                                                                          ----------     ---------      ---------
        Net cash flows from operating activities......................................         1,988       (60,652)       (35,494)
                                                                                          ----------     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.............................................      (149,601)      (94,656)      (359,534)
Proceeds from sale of short-term liquid investments...................................       141,834       131,284        324,867
Restricted cash released (deposited)..................................................        27,904        (8,350)        12,473
Investments in and advances to affiliated companies...................................      (139,011)     (177,632)       (73,865)
Proceeds from sale of investments in affiliated companies.............................        19,968       211,125         43,098
New acquisitions, net of cash acquired................................................      (109,881)           --        (26,382)
Capital expenditures..................................................................      (217,057)     (115,033)      (204,407)
Deconsolidation of New Zealand subsidiary.............................................        (9,881)           --             --
Proceeds from sale of property, plant and equipment...................................            --         5,332             --
Distribution received from affiliated company.........................................           223         1,248             --
(Decrease) increase in construction payables..........................................        (2,007)      (29,621)        38,331
Payments on notes receivable..........................................................         3,370        12,238         45,264
Acquisition, transaction and development costs and other..............................           679        (9,031)        (9,623)
                                                                                          ----------     ---------      ---------
        Net cash flows from investing activities......................................      (433,460)      (73,096)      (209,778)
                                                                                          ----------     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from offering of senior discount notes.......................................            --       842,125        225,115
Retirement of existing senior notes...................................................            --      (531,800)            --
Proceeds from short-term and long-term borrowings.....................................       321,167       233,715             --
Deferred financing costs..............................................................        (5,932)      (30,868)       (10,670)
Repayments of long and short-term borrowings..........................................      (168,358)     (120,570)            --
Payment of sellers notes..............................................................            --       (46,351)       (11,856)
Issuance of common stock in connection with public offerings, net of financing costs..         7,402            --             --
Issuance of common stock in connection with Company's stock option plan...............         4,789           796            349
Cash (paid to) contributed from minority interest partners............................          (253)       22,042             --
Payment of warrants tendered to the Company...........................................            --            --         (2,156)
                                                                                          ----------     ---------      ---------
        Net cash flows from financing activities......................................       158,815       369,089        200,782
                                                                                          ----------     ---------      ---------
EFFECT OF EXCHANGE RATES ON CASH......................................................         4,824          (684)         1,056
                                                                                          ----------     ---------      ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................................      (267,833)      234,657        (43,434)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................       303,441        68,784        112,218
                                                                                          ----------     ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................    $   35,608     $ 303,441      $  68,784
                                                                                          ==========     =========      =========

                        The  accompanying  notes are an  integral  part of these consolidated financial statements.

                                                     UNITED INTERNATIONAL HOLDINGS, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                            (Stated in thousands)


                                                                                          For the Ten       For the Years Ended
                                                                                          Months Ended          February 28,
                                                                                          December 31,   -------------------------
                                                                                             1998           1998           1997
                                                                                          ------------   ----------     ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  CONTRIBUTION OF DUTCH CABLE SYSTEMS TO NEW JOINT VENTURE:
    Working capital...................................................................    $ (1,871)      $      --      $     --
    Investments in affiliated companies...............................................      96,866              --            --
    Property, plant and equipment.....................................................      85,037              --            --
    Goodwill and other intangible assets..............................................      78,515              --            --
    Senior secured notes and other debt...............................................    (111,553)             --            --
    Other liabilities.................................................................     (17,417)             --            --
                                                                                          --------       ---------      --------
          Total net assets contributed................................................    $129,577       $      --      $     --
                                                                                          ========       =========      ========
  Issuance of preferred stock utilized in purchase of Australian investments..........    $ 29,544       $      --      $     --
                                                                                          ========       =========      ========
  Seller note for purchase of system in Hungary.......................................    $ 18,000       $      --      $     --
                                                                                          ========       =========      ========
  Note issued upon purchase of remaining interest in Brazilian investment.............    $  5,683       $      --      $     --
                                                                                          ========       =========      ========
  Seller notes for purchase of Argentine systems......................................    $     --       $  52,061      $ 33,401
                                                                                          ========       =========      ========
  Note issued upon sale of investment in Venezuela....................................    $     --       $   6,500      $     --
                                                                                          ========       =========      ========
  Note receivable upon sale of investment in Brazil system............................    $     --       $      --      $ 35,000
                                                                                          ========       =========      ========
  Non-cash stock issuance for purchase of 50.0% interest in New Zealand affiliate.....    $     --       $      --      $  7,800
                                                                                          ========       =========      ========

  SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest............................................................    $ 40,929       $   7,513      $    870
                                                                                          ========       =========      ========
    Cash received for interest........................................................    $  9,074       $   7,694      $ 11,900
                                                                                          ========       =========      ========
  ACQUISITION OF DUTCH CABLE ASSETS:
    Property, plant and equipment and other long-term assets..........................    $(51,632)      $      --      $     --
    Goodwill and other intangible assets..............................................     (36,416)             --            --
                                                                                          --------       ---------      --------
          Total cash paid.............................................................    $(88,048)      $      --      $     --
                                                                                          ========       =========      ========
  DECONSOLIDATION OF NEW ZEALAND SUBSIDIARY:
    Working capital...................................................................    $  4,159       $      --      $     --
    Property, plant and equipment.....................................................     (26,484)             --            --
    Goodwill and other intangible assets..............................................      (2,805)             --            --
    Notes payable and other debt......................................................       3,833              --            --
    Minority interest.................................................................      11,416              --            --
                                                                                          --------       ---------      --------
          Total cash relinquished.....................................................    $ (9,881)      $      --      $     --
                                                                                          ========       =========      ========
  SALE OF ARGENTINE CABLE SYSTEMS:
    Working capital, net of cash relinquished of $2,133...............................    $     --       $  (3,319)     $     --
    Investments in affiliated companies...............................................          --          83,535            --
    Property, plant and equipment and other long-term assets..........................          --           4,560            --
    Goodwill and other intangible assets..............................................          --          60,727            --
    Sellers notes (assumed by the buyers).............................................          --         (24,398)           --
    Gain on sale......................................................................          --          90,020            --
                                                                                          --------       ---------      --------
          Cash received from sale.....................................................    $     --       $ 211,125      $     --
                                                                                          ========       =========      ========
  ACQUISITION OF ADDITIONAL 50.0 % INTEREST IN EUROPEAN SUBSIDIARY:
    Working capital, including cash acquired of $50,872...............................    $     --       $  (7,158)     $     --
    Investment in UIH Class A Common Stock............................................          --         (33,074)           --
    Investments in affiliated companies...............................................          --        (167,945)           --
    Property, plant and equipment and other long-term assets..........................          --        (273,988)           --
    Goodwill and other intangible assets..............................................          --        (383,503)           --
    Elimination of UIH equity investment..............................................          --          46,319            --
    Long-term debt....................................................................          --         624,633            --
    Other liabilities.................................................................          --          32,216            --
                                                                                          --------       ---------      --------
          Total cash paid.............................................................    $     --       $(162,500)     $     --
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

                                                     UNITED INTERNATIONAL HOLDINGS, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                            (Stated in thousands)


                                                                                          For the Ten       For the Years Ended
                                                                                          Months Ended          February 28,
                                                                                          December 31,   -------------------------
                                                                                             1998           1998           1997
                                                                                          ------------   ----------     ----------
  ACQUISITION OF BAHIA BLANCA SYSTEM:
    Working capital, including cash acquired of $97...................................    $     --       $      --      $ 14,752
    Property, plant and equipment and other long-term assets..........................          --              --        (4,051)
    Goodwill and other intangible assets..............................................          --              --       (63,464)
    Purchase money notes and other debt...............................................          --              --        26,381
                                                                                          --------       ---------      --------
          Total cash paid.............................................................    $     --       $      --      $(26,382)
                                                                                          ========       =========      ========

                        The  accompanying  notes are an  integral  part of these consolidated financial statements.

                       UNITED INTERNATIONAL HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Stated in thousands, except share and per share amounts)

1.   ORGANIZATION AND NATURE OF OPERATIONS

United International Holdings, Inc. (together with its majority-owned subsidiaries, the "Company" or "UIH") was formed as a Delaware corporation in May 1989, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations outside the United States.

The following chart presents a summary of the Company's significant investments in multi-channel television and telephony operations as of December 31, 1998.

************************************************************************************************************************************
*                                                               UIH                                                                *
*                                                                                                                                  *
************************************************************************************************************************************
            100%  *                                                             100%  *
***************************************  *******************************************************************************************
*          UIH Europe, Inc.           *  *                       United International Properties, Inc.                             *
*             ("UIHE")                *  *                                     ("UIPI")                                            *
***************************************  *******************************************************************************************
                  *                                                                   *
                  *                                           **********************************************
          100%(1) *                                      98%  *                                            *  100%
***************************************  ********************************************* *********************************************
*United Pan-Europe Communications N.V.*  *   UIH Asia/Pacific Communications, Inc.   * *         UIH Latin America, Inc.           *
*               ("UPC")               *  *                 ("UAP")                   * *                 ("ULA")                   *
***************************************  ********************************************* *********************************************
                  *                                           *                                             *
                  *                                           *                                             *
***************************************  ********************************************* *********************************************
*Austria:                             *  *Australia:                                 * *Brazil:                                    *
* Telekabel Group            95.0%    *  * CTV Pty Limited and STV Pty               * * TV Show Brazil, S.A. ("TVSB")   100.0%    *
*Belgium:                             *  *  Limited (collectively,                   * * TV Cabo e Comunicacoes de                 *
* Radio Public N.V./S.A.              *  *  "Austar")                      100.0%    * *  Jundiai, S.A. ("Jundiai")       46.3%    *
*  ("TVD")                  100.0%    *  * United Wireless Pty Limited               * *Chile:                                     *
*Czech Republic:                      *  *  ("United Wireless")            100.0%    * * VTR Hipercable S.A. ("VTRH")     40.0% (7)*
* Kabel Net Group                     *  * XYZ Entertainment Pty Limited             * *Mexico:                                    *
*  ("KabelNet")             100.0%    *  *  ("XYZ Entertainment")           50.0%    * * Tele Cable de Morelos, S.A.               *
* Ceska Programova                    *  *China:                                     * *  de C.V. ("Megapo")              49.0%    *
*  Spolecnost SRO                     *  * Hunan International TV                    * *Peru:                                      *
*  ("TV Max")               100.0%    *  *  Communications Company Limited           * * Cable Star S.A. ("Cable Star")   60.0%    *
*France:                              *  *  ("HITV")                        49.0% (5)* *Latin American Programming:                *
* Mediareseaux Marne S.A.             *  *New Zealand:                               * * MGM Networks Latin America                *
*  ("Mediareseaux")          99.6%    *  * Saturn Communications Limited             * *  LLC ("MGM Networks LA")         50.0%    *
*Hungary:                             *  *  ("Saturn")                      65.0%    * *********************************************
* Telekabel Hungary BV                *  *Philippines:                               *
*  ("Telekabel Hungary")     79.3%    *  * Pilipino Cable Corporation                *
* Kabelkom Kabeltelevizio             *  *  ("PCC")                         19.6% (6)*
*  KFT ("Telekabel Hungary            *  *Tahiti:                                    *
*   Programming")            50.0% (2)*  * Telefenua S.A. ("Telefenua")     90.0%    *
* Monor Telefon Tarsasag,             *  *********************************************
*  Rt ("Monor")              44.8%    *
*Ireland:                             *
* Tara Television Limited             *
*  ("Tara")                  80.0%    *
*Israel:                              *
* Tevel Israel International          *
*  Communications Ltd.                *
*  ("Tevel")                 46.6%    *
*Malta:                               *
* Melita Cable TV PLC                 *
*  ("Melita")                50.0%    *
*The Netherlands:                     *
* United Telekabel Holding            *
*  N.V. ("UTH")              51.0% (3)*
*Norway:                              *
* Janco Multicom AS                   *
*  ("Janco")                100.0%    *
*Romania:                             *
* Control Cable Ventures SRL          *
*  ("Control Cable")        100.0%    *
* Multicanal Holdings SRL             *
*  ("Multicanal")           100.0%    *
* Eurosat CA-TV SRL                   *
*  ("Eurosat")               51.0%    *
*Slovak Republic:                     *
* Kabeltel SRO ("Kabeltel") 100.0%    *
* Trnavatel SRO                       *
*  ("Trnavatel")             75.0%    *
*Spain/Portugal:                      *
* Ibercom, Inc. ("IPS")      33.5% (4)*
***************************************
                                               70

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)


(1) As of December 31, 1998, UIHE held all of the voting control of UPC and owned all of its issued and outstanding shares, including approximately 7.2% of such shares, which had been registered in the name of a foundation controlled by UIH to support UPC's employee stock option plan. In February 1999, UPC successfully completed an initial public offering selling 44.6 million of its shares on the Amsterdam Stock Exchange and Nasdaq National Market System and completed a sale of approximately 1.6 million shares to a strategic investor, resulting in an ownership interest by UIHE of approximately 64.3% subsequent to the offering.
(2) In March 1999, Time Warner Entertainment Company ("TWE") exercised its option to acquire UPC's interest in Telekabel Hungary Programming (see Note
     3).
(3) On February 17, 1999, UPC acquired the remaining 49.0% of UTH for euro250,187 (approximately $282,738) (see Note 3).
(4)  UIPI transferred its interest in IPS to UPC in February 1999.
(5) Pursuant to a memorandum of understanding with AmTec, Inc. ("AmTec") UAP and AmTec agreed to exchange UAP's interest in HITV for AmTec stock. Closing on the transaction is expected to occur by the end of 1999, subject to certain conditions.
(6) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40.0% equity ownership interest in Sun Cable Systems ("Sun Cable"). UIH will hold an effective 19.6% interest in PCC when the merger between Sun Cable (49.0%) and Sky Cable (51.0%) is completed in 1999.
(7) On April 29, 1999, ULA acquired the remaining ownership interest in VTRH from its current partners, increasing its ownership interest to 100% (see
     Note 18).

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had a net working capital deficit of $150,642. However, subsequent to December 31, 1998 approximately $36,738 of short-term debt was refinanced on a long-term basis, and UPC completed an initial public offering resulting in approximately $1,431,600 in net proceeds. Additional sources of cash in the next year may include the exercise of existing warrants to purchase UIH common stock, the raising of additional private or public debt or equity and/or the sale of non-strategic assets by certain subsidiaries. Management believes that these capital resources will enable UIH to fund the operating and development requirements of its subsidiaries and to cover corporate overhead for the next year. If UIH pursues new acquisitions or development opportunities, UIH would need to raise additional capital or seek strategic partners.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest, except for UTH, where because of certain minority shareholders rights the Company accounts for its investment in UTH using the equity method of accounting. The Company began consolidating UPC upon acquisition on December 11, 1997. Prior to December 11, 1997, the Company accounted for its investment in UPC under the equity method. The Company has consolidated the operations of Saturn since July 1, 1996. Prior to that time, the Company accounted for its investment in Saturn under the equity method. Effective January 1, 1998, the Company discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting. The change was made to comply with the consensus guidance of the Emerging Issues Task Force regarding Issue 96-16 "EITF 96-16", and related rules of the SEC, because the minority shareholders of Saturn have participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. The Company is currently discussing alternatives which would allow for the consolidation of Saturn. Effective October 1, 1998, the Company discontinued consolidating the results of operations of Telefenua due to an other-than-temporary loss of control and began using the equity method of accounting. In September 1996, ULA contributed its wholly-owned subsidiaries in Chile in exchange for a 34.0% interest in VTRH. Prior to the formation of the joint venture, the Company accounted for these Chilean investments under the equity method. For the first nine months of the year ended February 28, 1998, the Company accounted for its investments in Comodoro, Trelew and Santa Fe, Argentina under the equity method, due to an expected joint venture in Argentina. This joint venture was abandoned due to the sale of these interests in October 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

CHANGE IN FISCAL YEAR END

Prior to the ten months ended December 31, 1998, the Company's fiscal year end was February 28, and it accounted for its share of the income or loss of its operating companies based on the calendar year results of each operating company. This created a two month delay in reporting the operating company results in the Company's consolidated results for its fiscal year-end. On February 24, 1999, the Company changed its fiscal year-end from the last day in February to the last day in December, effective December 31, 1998. To effect the transition to the new fiscal year end, the combined results of operations of the operating companies for January and February 1998, a loss of $50,369, has been reported as a one-time charge to retained deficit as of March 1, 1998 in the consolidated statement of stockholders' (deficit) equity. Consequently, the consolidated statement of operations presents the consolidated results of the Company and its subsidiaries for the ten months ended December 31, 1998. For comparative purposes, the Company's consolidated revenue, net operating loss and net loss were $84,297, $125,445 and $206,374, respectively, for the ten months ended December 31, 1997.

CASH AND CASH EQUIVALENTS AND SHORT-TERM LIQUID INVESTMENTS

Cash and cash equivalents include cash and investments with original maturities of less than three months. Short-term liquid investments include certificates of deposit, commercial paper, corporate bonds and government securities which have original maturities greater than three months but less than twelve months. Short-term liquid investments are classified as available-for-sale and are reported at fair market value.

RESTRICTED CASH

Cash held as collateral for letters of credit and other loans is classified based on the expected expiration of such facilities. Cash held in escrow and restricted to a specific use is classified based on the expected timing of such disbursement.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

COSTS TO BE REIMBURSED BY AFFILIATED COMPANIES

The Company incurs costs on behalf of affiliated companies, such as salaries and benefits, travel and professional services. These costs are reimbursed by the affiliated companies.

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

For those investments in unconsolidated subsidiaries and companies in which the Company's voting interest is 20.0% to 50.0%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate, limited to the extent of the Company's investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net tangible assets.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Assets constructed incorporate overhead expense and interest charges incurred during the period of construction; investment subsidies are deducted. Upon disconnection of a subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off and accounted for as an operating cost. Depreciation is calculated using the straight-line method over the economic life of the asset.

The economic lives of property, plant and equipment at acquisition are as follows:

     Cable distribution networks....................    5-20 years
     Subscriber premises equipment and converters...    3-10 years
     MMDS/DTH distribution facilities...............    5-20 years
     Office equipment, furniture and fixtures.......    3-10 years
     Buildings and leasehold improvements...........    3-33 years
     Other..........................................    3-10 years

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized on a straight-line basis over 15 years. Licenses in newly-acquired companies are recognized at the fair market value of those licenses at the date of acquisition. Licenses in new franchise areas include the capitalization of direct costs incurred in obtaining the license. The license value is amortized on a straight-line basis over the initial license period, up to a maximum of 20 years.

RECOVERABILITY OF TANGIBLE AND INTANGIBLE ASSETS

The Company evaluates the carrying value of all tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

DEFERRED FINANCING COSTS

Costs to obtain debt financing are capitalized and amortized over the life of the debt facility using the effective interest method.

SUBSCRIBER PREPAYMENTS AND DEPOSITS

Payments received in advance for multi-channel television service are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

OTHER COMPREHENSIVE LOSS

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that an enterprise
(i) classify items of other comprehensive income (loss) by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

REVENUE RECOGNITION

Revenue is primarily derived from the sale of multi-channel television services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different countries worldwide.

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method for the Company's stock option plans, which results in compensation expense for the difference between the grant price and the fair market value at each measurement date. In addition to the Company's stock option plans, UPC, UAP and ULA have also adopted stock-based compensation plans for their employees. With respect to these plans, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense and deferred compensation expense are recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock.

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

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

STAFF ACCOUNTING BULLETIN NO. 51 ("SAB 51") ACCOUNTING POLICY

Gains realized as a result of stock issuances by the Company's subsidiaries are recorded in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

BASIC AND DILUTED NET LOSS PER SHARE

"Basic loss per share" is determined by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during each period. Net loss available to common stockholders includes the accrual of dividends on convertible preferred stock which is charged directly to additional paid-in capital. "Diluted net loss per share" includes the effects of potentially issuable common stock, but only if dilutive. The Company's stock option plans and convertible securities are excluded from the Company's diluted loss per share for all periods presented because their effect would be anti-dilutive.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' (deficit) equity and are included in Other Cumulative Comprehensive Loss.

Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

Cash flows from the Company's operations in foreign countries are translated based on their functional currencies. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in a currency other than their own functional currency. In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

On January 11, 1999, eleven of the fifteen member countries of the European Union fixed their conversion rates between their existing sovereign currencies and the Euro, eliminating the foreign exchange rate fluctuation exposure of UPC related to its operating subsidiaries in the eleven countries (including UPC's subsidiaries in The Netherlands, Austria, Belgium, France and Spain). UPC's investments in countries outside the eleven countries which have adopted the Euro include Norway, Hungary, Ireland, Israel and Malta.

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires that a public business enterprise report certain financial and descriptive information about its reportable segments. The Company adopted SFAS 131 for the ten months ended December 31, 1998.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

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

The American Institute of Certified Public Accountants recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, for projects in progress and prospectively, with earlier application encouraged. Management believes that the adoption of SOP 98-1 will not have a material effect on its financial position or results of operations.

The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written off and accounted for as a cumulative effect of an accounting change. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation.

3.   ACQUISITIONS AND DISPOSITIONS

COMBIVISIE AND CNBH

Effective January 1, 1998, UPC acquired certain assets, including the Dutch cable systems of Combivisie for $88,048. The purchase was funded with a Dutch guilder ("NLG") 60,000 ($29,226) draw on UPC's Senior Revolving Credit Facility (as defined in Note 10) and NLG120,762 ($58,822) from a UPC credit facility with a bank which was subsequently refinanced. Subsequent to the transaction, the assets and liabilities of UPC's other Dutch systems and Combivisie were merged, forming Cable Network Brabant Holding B.V. ("CNBH"), a wholly-owned subsidiary of UPC.

TELEKABEL HUNGARY AND TELEKABEL HUNGARY PROGRAMMING

On June 29, 1998, UPC acquired TWE's interest in its Hungarian multi-channel television system assets for $9,500 in cash and a non-interest bearing promissory note in the amount of $18,000 (the "Time Warner Note"). UPC and TWE retained their respective percentage interests in Telekabel Hungary Programming. UPC granted TWE an option to acquire UPC's interest in Telekabel Hungary Programming along with certain other assets in consideration for the cancellation of the Time Warner Note. On June 30, 1998, UPC merged its 100%-owned Hungarian multi-channel television systems ("Kabelkom"), along with the assets acquired from TWE, with Hungary's second largest multiple system operator to form the new joint venture Telekabel Hungary. UPC retains a 79.25% ownership interest in the new entity. In March 1999, TWE exercised its option to acquire UPC's interest in Telekabel Hungary Programming and the Time Warner Note was cancelled.

MGM NETWORKS LA

In 1997, ULA and International Family Entertainment ("IFE") created United Family Communications, LLC ("UFC") which was 50.0% owned by ULA and IFE. In July 1997, UFC launched two channels of Spanish and Portuguese language family-oriented programming distributed via satellite throughout Latin America. In May 1998, ULA acquired IFE's 50.0% ownership interest in UFC and then entered into a joint venture with a division of Metro-Goldwyn-Mayer, Inc. ("MGM") to form MGM Networks LA. Under the terms of the joint venture, ULA contributed its 100% interest in UFC for a 50.0% interest in MGM Networks LA, and MGM acquired a 50.0% interest in MGM Networks LA by contributing its Brazil channel (MGM Gold Brazil) and committing to fund the first $9,900 ($6,700 of which was funded at closing) required by MGM Networks LA. MGM Networks LA has also entered into a trademark license agreement with MGM for the use of the MGM brand name and also into a program license agreement to acquire programming from MGM.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

AUSTAR

In July 1998, Austar acquired certain Australian pay television assets of East Coast Television Pty Limited ("ECT"), an affiliate of Century Communications Corporation ("Century"), for $6,155 of the Company's newly-created Series B Convertible Preferred Stock. ECT's subscription television business includes subscribers and certain MMDS licenses and transmission equipment serving the areas in and around Newcastle, Gossford, Wollongong and Tasmania, Australia.

UTH

In August 1998, UPC merged its Dutch cable television and telecommunications assets, consisting of its 50.0% interest in A2000 Holding NV ("A2000") and its wholly-owned subsidiary CNBH, with those of the Dutch energy company N.V. NUON Energie-Onderneming voor Gelderland, Friesland en Flevoland ("NUON"), forming a new company, UTH (the "UTH Transaction"). The transaction was accounted for as a formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Although UPC retained a 51.0% economic and voting interest in UTH, because of joint governance on most significant operating decisions, UPC accounted for its investment in UTH using the equity method of accounting.

On February 17, 1999, UPC acquired the remaining 49.0% of UTH from NUON (the "NUON Transaction") for euro235,086 ($265,672). In addition, UPC repaid NUON and assumed from NUON a euro15,101 ($17,066) subordinated loan, including accrued interest, dated December 31, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering.

The following unaudited pro forma condensed consolidated operating results for the ten months ended December 31, 1998 and the year ended February 28, 1998 gives effect to the UTH Transaction and the NUON Transaction as if they had occurred at the beginning of the periods presented. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                                  For the Ten Months Ended         For the Year Ended
                                                                      December 31, 1998             February 28, 1998
                                                                  -------------------------     -------------------------
                                                                  Historical     Pro Forma       Historical    Pro Forma
                                                                  ----------    -----------     ------------  -----------
     Revenue.................................................     $  254,068    $  335,076      $   98,622    $   98,622
                                                                  ==========    ==========      ==========    ==========
     Net loss before extraordinary charge....................     $ (545,532)   $ (581,388)     $ (263,441)   $ (277,797)
                                                                  ==========    ==========      ==========    ==========
     Net loss................................................     $ (545,532)   $ (581,388)     $ (342,532)   $ (356,888)
                                                                  ==========    ==========      ==========    ==========
     Net loss per common share:
       Basic and diluted loss before extraordinary charge....     $   (13.71)   $   (14.60)     $    (6.75)   $    (7.11)
       Extraordinary charge..................................             --            --           (2.02)        (2.02)
                                                                  ----------    ----------      ----------    ----------
       Basic and diluted net loss............................     $   (13.71)   $   (14.60)     $    (8.77)   $    (9.13)
                                                                  ==========    ==========      ==========    ==========
     Weighted-average number of common shares
       outstanding...........................................     39,919,887    39,919,887      39,211,501    39,211,501
                                                                  ==========    ==========      ==========    ==========

XYZ ENTERTAINMENT

In September 1998, UAP acquired the Australian programming assets held by Century, consisting of Century's 25.0% interest in XYZ Entertainment, a programming company that owns and/or distributes five channels to the Australian multi-channel marketplace. Following the acquisition, UAP owns a total of 50.0% of XYZ Entertainment. The purchase price consisted of $1,231 in cash and $23,389 of the Company's Series B Preferred Stock.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

TVSB

On October 2, 1998, ULA increased its ownership interest in TVSB from 45.0% to 100% for $11,400, half of which was paid in cash, with the remainder financed by the seller. This "TVSB Seller Note" bears interest at 10.0% and is due September 14, 1999.

CABLE STAR

In October 1998, ULA and Arequipa Cable Vision ("ACV") each contributed their Peruvian multi-channel television assets to Cable Star, with ULA receiving 60.0% of the outstanding shares of Cable Star and the former shareholders of ACV receiving the other 40.0%.

TEVEL AND MELITA

In November 1998, UPC (i) acquired from Tele-Communications International, Inc. ("TINTA") its indirect 23.3% and 25.0% interests in the Tevel and Melita systems, respectively for $91,500, doubling UPC's respective ownership in these systems to 46.6% and 50.0%, respectively, (ii) purchased an additional 5.0% interest in Princes Holdings and 5.0% of Tara in consideration for 384,531 shares of UIH Class A Common Stock held by UPC, and (iii) sold the 5.0% interest in Princes Holdings, together with its existing 20.0% interest, to TINTA for $20,500. The net payment of $71,000 to TINTA ($68,000 after closing adjustments) was funded with the proceeds of a $90,000 promissory note made by a subsidiary of UPC to its primary partners in the Tevel system (the "DIC Loan").

UPC

In July 1995, the Company and Philips Electronics N.V. ("Philips") contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. Philips contributed to UPC its 95.0% interest in cable television systems in Austria, its 100% interest in cable television systems in Belgium, its minority interests in multi-channel television systems in Germany, the Netherlands (Eindhoven) and France. The Company contributed its interests in multi-channel television systems in Israel, Ireland, the Czech Republic, Malta, Norway, Hungary, Sweden and Spain. The Company also contributed $78,200 in cash to UPC and issued to Philips 3,169,151 shares of its Class A Common Stock having a value of $50,000 (at date of closing). In addition, UPC issued to Philips $133,600 of convertible subordinated pay-in-kind notes (the "PIK Notes"). As a result of this transaction, the Company and Philips each owned a 50.0% economic and voting interest in UPC.

On December 11, 1997, the Company acquired Philips' entire interest in UPC (the "UPC Transaction"). As part of the UPC Transaction, (i) UPC purchased the 3,169,151 shares of Class A Common Stock of the Company held by Philips, (ii) UIH purchased NLG169,899 ($84,336) of the accreted amount of UPC's PIK Notes and redeemed them for 15,180,261 shares of UPC, (iii) UPC repaid to Philips the remaining  NLG170,371($84,570)  accreted  amount  of the  PIK  Notes,  (iv)  UIH purchased 13,121,604 shares of UPC directly from Philips, and (v) UPC repurchased Philips' remaining equity interest in UPC (24,378,396 shares). The Company effectively owned 100% of UPC as a result of the UPC Transaction, including shares held by a foundation controlled by UIH which administers the UPC stock plan for the benefit of UPC employees and management, pursuant to UPC's equity incentive plans. The final purchase price (excluding transaction-related costs) was $425,200, comprised of $168,700 for the purchase by the Company and repayment by UPC of UPC's PIK Notes, $33,200 allocated to the purchase by UPC of 3,169,151 shares of the Company's Class A Common Stock and $223,300 allocated to the purchase of Philips' interest in UPC. The UPC Transaction was funded by a long-term revolving credit facility through UPC with a syndicate of banks ($151,500), a bridge bank facility through a subsidiary of UPC ($111,200) and a cash investment by the Company of $162,500.

Details of the net assets acquired, based on a preliminary allocation of the purchase price, which were denominated in Dutch guilders and translated to U.S. dollars using the exchange rate on the date of acquisition, were as follows:

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

     Working capital, including cash acquired of $50,872........      $  (7,158)
     Investment in UIH Class A Common Stock.....................        (33,074)
     Investment in affiliated companies.........................       (167,945)
     Property, plant and equipment and other long-term assets...       (273,988)
     Goodwill and other intangible assets.......................       (383,503)
     Elimination of UIH equity investment.......................         46,319
     Long-term debt.............................................        624,633
     Other liabilities..........................................         32,216
                                                                      ---------
          Total cash paid.......................................      $(162,500)
                                                                      =========

JANCO

In January 1997 UPC deposited NLG47,000 ($24,867) with a bank as collateral for an obligation to seller to purchase the remaining 29.8% in Janco that UPC did not already own. In November 1998, UPC exercised its call option and acquired the remaining minority shareholder interest in Janco for NLG37,200 ($19,683). The residual restricted funds held as collateral were released.

ARGENTINA

In October 1996, the Company acquired 100% of two cable systems and 80.0% of a third system, serving the cities of Bahia Blanca and Punta Alta, for approximately $52,520. Under terms of the agreements, the Company had the option to acquire, or could have been required to purchase, the remaining 20.0% of the third system between April 24, 1998 and October 31, 1998. The Company had accrued $4,406 related to this option. The Company paid $26,382 in cash at the date of acquisition, with the remaining $26,138 to be paid over the following 18 months. Details of the net assets acquired, which were denominated in Argentine pesos and translated to U.S. dollars using the exchange rate on the date of acquisition, were as follows:

     Tangible assets............................................       $ (4,051)
     Goodwill ..................................................        (63,464)
     Cash.......................................................            (97)
     Other......................................................         (5,958)
     Accounts payable and accrued liabilities...................         20,807
     Notes payable..............................................            243
                                                                       --------
                                                                        (52,520)
     Less purchase money notes..................................         26,138
                                                                       --------
          Total cash paid                                              $(26,382)
                                                                       ========

In April 1997, ULA acquired 100% of multi-channel television systems in Comodoro and Trelew, Argentina for a total purchase price of $27,900, of which $13,900 was paid at closing and the remaining $14,000 was due in 18 monthly installments beginning May 1997. Also in April 1997, ULA agreed to acquire up to an 80.0% equity interest in the multi-channel television systems located in Santa Fe, Parana and Galvez, Argentina for a total purchase price of $59,000. In April 1997, ULA closed the acquisition of the first 31.0% equity interest for a total purchase price of $23,000 and paid a $2,000 deposit to acquire the additional 38.0% equity interest by July 15, 1997 and the additional 11.0% equity interest by the end of July 1997. The total purchase price was paid 50.0% at closing and the balance was to be paid in monthly installments through June 2000.

In October 1997, the Company completed the sale of all of its cable television assets in Argentina, including the regions of Bahia Blanca, Comodoro, Trelew and Santa Fe (the "Argentina Transaction"). The sale price for Bahia Blanca, Comodoro, Trelew and Santa Fe collectively was $268,200, of which $25,300 consisted of remaining notes payable to sellers from the original acquisitions. From this net sales price of $242,900, $29,600 was paid directly by the buyers to other minority interest stockholders, resulting in net proceeds to the Company of approximately $211,125. The payment was received in full in cash, except for an amount placed in escrow, subject to finalization of post-closing adjustments. The Company recognized a gain on the transaction of $90,020. Under the terms of its lending arrangements with a group of banks, the Company repaid from the proceeds of the sale all of its outstanding indebtedness under its bridge loan facility totaling $110,000 plus accrued interest.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

TARA

In October 1997, Tara issued shares to third parties in exchange for consideration totaling $2,476, thereby diluting the Company's interest in Tara from 100% to 75.0%. A gain of $1,629 recognized on the transaction was credited to additional paid-in capital in accordance with SAB 51.

NET SAO PAULO

In August 1996, the Company sold its 34.0% interest in Net Sao Paulo for $43,098 in cash and a $35,000 note receivable which was collected during the year ended February 28, 1997. The Company recognized a gain of $65,249 on the transaction.

STX, CABLEVISION AND VTRH

In June 1995, ULA completed an acquisition of 65.0% of Red de Television y Servicios por Cable S.A. ("STX"), a Chilean company which owned and operated eight cable television systems in Northern Chile. The purchase price was $25,918. In June 1996, ULA acquired the remaining 35.0% of STX for $24,000. The Company acquired an initial 50.0% interest in Cablevision S.A. ("Cablevision") in January 1994 for $3,900. In January 1996, ULA increased its ownership in Cablevision to 100% for approximately $22,100. ULA contributed its interests in STX and Cablevision in exchange for a 40.0% interest in VTRH in September 1996. Prior to the formation of VTRH, the Company accounted for its investments in Cablevision and STX under the equity method, in contemplation of the formation of VTRH.

SATURN

In July 1994, the Company acquired a 50.0% interest in Kiwi Communications Limited, which subsequently changed its name to Saturn. In July 1996, the Company acquired the remaining 50.0% interest in Saturn in exchange for a 2.6% interest in a wholly-owned subsidiary of UAP, UIH Australia/Pacific, Inc.("UIH A/P") which was valued at approximately $7,800. The holder of this 2.6% interest in UIH A/P subsequently exchanged it for a 2.0% interest in UAP. Details of the net assets acquired, which were determined in New Zealand dollars and translated to U.S. dollars using the exchange rate on the day of the acquisition, were as follows:

     Tangible assets....................................      $8,509
     Receivables, prepaids and other....................         373
     Cash...............................................         708
     Accounts payable and accrued liabilities...........      (1,430)
     Net investment prior to acquisition of 50.0%             (9,133)
                                                              ------
          Net assets....................................        (973)
     Goodwill...........................................       8,773
                                                              ------
          Total consideration...........................      $7,800
                                                              ======

In July 1997, SaskTel Holdings (New Zealand), Inc. ("SaskTel") purchased a 35.0% equity interest in Saturn by investing approximately New Zealand $29,900 ($19,566) directly into Saturn for its newly-issued shares, thereby reducing the Company's equity interest in Saturn to 65.0%. A gain of $5,985 recognized on the transaction was credited to additional paid-in capital in accordance with SAB 51.

PRO FORMA FINANCIAL INFORMATION FOR THE YEARS ENDED FEBRUARY 28, 1998 AND 1997

The following pro forma condensed consolidated operating results for the years ended February 28, 1998 and 1997 give effect to the UPC Transaction and the Argentina Transaction as if each had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information and notes thereto do not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

                                                                  For the Year Ended           For the Year Ended
                                                                  February 28, 1998            February 28, 1997
                                                              -------------------------    --------------------------
                                                              Historical   Pro Forma(1)    Historical   Pro Forma (2)
                                                              ----------   ------------    ----------   -------------
     Revenue...............................................   $   98,622   $  244,394      $   31,555     $  172,246
                                                              ==========   ==========      ==========     ==========
     Net loss before extraordinary charge..................   $ (263,441)  $ (395,723)     $ (138,825)    $ (182,569)
                                                              ==========   ==========      ==========     ==========
     Net loss..............................................   $ (342,532)  $ (474,814)     $ (138,825)    $ (182,569)
                                                              ==========   ==========      ==========     ==========
     Net loss per common share:
       Basic and diluted loss before extraordinary charge..   $    (6.75)  $   (11.02)     $    (3.59)    $    (5.12)
       Extraordinary charge................................        (2.02)       (2.19)             --             --
                                                              ----------   ----------      ----------     ----------
       Basic and diluted net loss..........................   $    (8.77)  $   (13.21)     $    (3.59)    $    (5.12)
                                                              ==========   ==========      ==========     ==========
     Weighted-average number of shares outstanding.........   39,211,501   36,042,350      39,035,776     35,866,625
                                                              ==========   ==========      ==========     ==========

     (1) Represents elimination of historical statement of operations balances for the Argentina systems and elimination of the gain recorded on the Argentina Transaction, as well as inclusion of the historical amounts included in UPC's consolidated statement of operations for the period from January 1, 1997 to December 10, 1997, additional depreciation and amortization related to the step-up in basis in tangible assets and additional goodwill, the net decrease in equity in losses of affiliated companies, and the net increase in interest expense as a result of the UPC Transaction.
     (2) Represents elimination of historical statement of operations balances for Bahia Blanca for the year ended December 31, 1996, and inclusion of the historical amounts included in UPC's consolidated statement of operations for the year ended December 31, 1996, additional depreciation and amortization related to the step-up in basis in tangible assets and additional goodwill, the net decrease in share in results of affiliated companies, and the net increase in interest expense as a result of the UPC Transaction.

The following unaudited pro forma condensed consolidated operating results for the year ended February 28, 1997 gives effect to the disposition of the 34.0% interest in Net Sao Paulo as if it had occurred at the beginning of the period. This pro forma condensed consolidated financial information and note thereto do not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                                   For the Year Ended
                                                                   February 28, 1997
                                                               ---------------------------
                                                               Historical    Pro Forma (1)
                                                               ----------    -------------
     Revenue..........................................         $   31,555     $   31,555
                                                               ==========     ==========
     Net loss.........................................         $ (138,825)    $ (202,285)
                                                               ==========     ==========
     Basic and diluted net loss per common share......         $    (3.59)    $    (5.21)
                                                               ==========     ==========
     Weighted-average number of shares outstanding....         39,035,776     39,035,776
                                                               ==========     ==========

     (1) Represents elimination of historical statement of operations balances related to Net Sao Paulo and elimination of the gain recorded on sale.

                      UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

4.  CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM LIQUID INVESTMENTS

                                                              As of December 31, 1998
                                                  ----------------------------------------------------
                                                                               Short-term
                                                  Cash and Cash   Restricted     Liquid
                                                   Equivalents       Cash      Investments      Total
                                                  -------------   ----------   -----------     -------
     Cash........................................    $18,766       $17,215       $    --       $35,981
     Certificates of deposit.....................         --            --         4,000         4,000
     Commercial paper............................     16,580            --        10,541        27,121
     Corporate bonds.............................         --            --        15,935        15,935
     Government securities.......................        262            --        11,022        11,284
                                                     -------       -------       -------       -------
        Total....................................    $35,608       $17,215       $41,498       $94,321
                                                     =======       =======       =======       =======

                                                              As of February 28, 1998
                                                  ----------------------------------------------------
                                                                               Short-term
                                                  Cash and Cash   Restricted     Liquid
                                                   Equivalents       Cash      Investments      Total
                                                  -------------   ----------   -----------     -------
     Cash........................................    $ 72,054      $16,524       $    --       $ 88,578
     Certificates of deposit.....................         --            --         8,399          8,399
     Commercial paper............................     214,609           --         3,926        218,535
     Corporate bonds.............................      16,778           --        16,506         33,284
     Government securities.......................          --        4,426         4,900          9,326
                                                     --------      -------       -------       --------
        Total....................................    $303,441      $20,950       $33,731       $358,122
                                                     ========      =======       =======       ========

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

5. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                   As of December 31, 1998
                               ---------------------------------------------------------------------------------------------------
                                 Investments in                         Cumulative          Cumulative
                                 and Advances to       Dividends    Share in Results of     Translation     Valuation
                               Affiliated Companies    Received    Affiliated Companies     Adjustments     Allowance      Total
                               --------------------    ---------   --------------------     -----------     ---------    ---------
Europe:
 UTH...........................     $135,290            $    --        $ (11,447)            $  8,288       $    --       $132,131
 Tevel.........................       96,340             (6,090)            (390)                (306)           --         89,554
 Melita........................       14,078                 --              997                  724            --         15,799
 Telekabel Hungary
   Programming.................       12,263                 --           (3,881)                  28            --          8,410
 Monor.........................       11,301                 --           (2,601)              (7,849)           --            851
 IPS...........................       14,082                 --           (7,418)                 (25)           --          6,639
 Other.........................        7,595                 --             (531)                 400            --          7,464
Asia/Pacific:
 Saturn........................       49,808                 --          (23,138)              (2,881)           --         23,789
 XYZ Entertainment.............       44,306                 --          (18,537)                 111            --         25,880
 PCC...........................       11,673                 --           (2,812)              (2,824)           --          6,037
 HITV..........................        6,073                 --           (2,435)                  16            --          3,654
 Telefenua.....................       18,599                 --          (14,215)                  --        (4,384)            --
 Other.........................          350                 --               --                   --            --            350
Latin America:
 VTRH..........................      112,052                 --          (17,203)              (9,874)           --         84,975
 Megapo........................       32,496             (1,471)          (1,122)             (11,067)           --         18,836
 MGM Networks LA (1)...........       19,272                 --          (19,272)                  --            --             --
 Jundiai.......................        6,797                 --             (587)              (1,089)           --          5,121
                                    --------            -------        ---------             --------       -------       --------
        Total..................     $592,375            $(7,561)       $(124,592)            $(26,348)      $(4,384)      $429,490
                                    ========            =======        =========             ========       =======       ========

                                                              As of February 28, 1998
                               --------------------------------------------------------------------------------------
                                 Investments in                         Cumulative          Cumulative
                                 and Advances to       Dividends    Share in Results of     Translation
                               Affiliated Companies    Received    Affiliated Companies     Adjustments       Total
                               --------------------    ---------   --------------------     -----------     ---------
Europe:
 A2000.........................     $109,373            $    --        $   (287)             $      4       $109,090
 Melita, Princes Holdings
  and Tevel....................       51,005                 --             (32)                   --         50,973
 Monor.........................       27,682                 --         (13,161)               (6,256)         8,265
 IPS...........................       13,920                 --          (7,261)                  (95)         6,564
 Kabelkom......................       28,605                 --             124                    (1)        28,728
 Other.........................        1,774                 --              --                    --          1,774
Asia/Pacific:
 XYZ Entertainment (2).........       18,610                 --         (18,720)                  110             --
 Sun Cable.....................       12,336                 --          (1,023)               (2,783)         8,530
 HITV..........................        6,073                 --            (236)                    7          5,844
 Other.........................          182                 --              --                    --            182
Latin America:
 VTRH..........................       92,754                 --         (10,327)               (4,262)        78,165
 Megapo........................       32,496             (1,248)         (1,313)               (1,604)        28,331
 TVSB..........................        8,100                 --          (3,770)                   --          4,330
 UFC...........................       12,099                 --          (7,487)                   --          4,612
 Jundiai.......................        6,652                 --            (788)                   --          5,864
                                    --------            -------        --------              --------       --------
        Total..................     $421,661            $(1,248)       $(64,281)             $(14,880)      $341,252
                                    ========            =======        ========              ========       ========

     (1) Includes an accrued funding obligation of $3,012 at December 31, 1998. The Company would face significant and punitive dilution if it did not make the requested fundings.
     (2) Includes an accrued funding obligation of $406 at December 31, 1997. The Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the requested fundings.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

As of December 31, 1998 and February 28, 1998, the Company had the following differences related to the excess of its cost over its proportionate interest in each affiliate's net tangible assets included in the above table. Such differences are being amortized over 15 years.

                                                    As of December 31, 1998           As of February 28, 1998
                                                  --------------------------        --------------------------
                                                    Basis       Accumulated           Basis       Accumulated
                                                  Difference    Amortization        Difference    Amortization
                                                  ----------    ------------        ----------    ------------
     Europe:
       UTH....................................     $  1,471       $    (33)          $     --       $    --
       Tevel .................................       80,644         (3,351)                --            --
       Melita.................................       12,898           (451)                --            --
       Telekabel Hungary Programming .........        7,629           (302)                --            --
       A2000..................................           --             --             90,898            --
       Melita, Princes Holdings and Tevel.....           --             --             31,054            --
       Kabelkom...............................           --             --             20,509            --
       Monor..................................          885            (69)             3,838        (1,125)
       IPS....................................        2,216            (85)               651           (53)
       Other..................................        3,585            (73)                --            --
     Asia/Pacific:
       XYZ Entertainment......................       23,595             --                 --            --
       Saturn.................................       12,733         (1,005)                --            --
     Latin America:
       VTRH...................................       19,994         (1,941)            11,368        (1,211)
       Megapo.................................       19,583         (5,767)            21,528        (4,307)
       TVSB...................................           --             --              2,361          (895)
       Jundiai................................           --             --                540          (172)
       UFC....................................           --             --                439           (63)
                                                   --------       --------           --------       -------
            Total.............................     $185,233       $(13,077)          $183,186       $(7,826)
                                                   ========       ========           ========       =======

Condensed financial information for UPC, stated in U.S. dollars, is presented below:

                                                                     For the Year Ended        For the Year Ended
                                                                    December 31, 1997 (1)      December 31, 1996
                                                                    ---------------------      -------------------
     Revenue....................................................         $172,951                  $145,076
     Operating, selling, general and administrative expense              (121,833)                  (96,814)
     Depreciation and amortization..............................          (68,148)                  (47,238)
                                                                         --------                  --------
          Net operating (loss) income...........................          (17,030)                    1,024
     Interest, net..............................................          (32,936)                  (21,135)
     Share in results of affiliated companies, net..............          (10,395)                  (13,187)
     Other......................................................          (29,820)                  (14,152)
                                                                         --------                  --------
          Net loss..............................................         $(90,181)                 $(47,450)
                                                                         ========                  ========

(1) The Company consolidated the results of UPC effective December 11, 1997.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

6.   PROPERTY, PLANT AND EQUIPMENT                                                         As of             As of
                                                                                        December 31,     February 28,
                                                                                           1998              1998
                                                                                        ------------     ------------
     Cable distribution networks...................................................       $255,702        $203,015
     Subscriber premises equipment and converters..................................        264,867         200,990
     MMDS/DTH distribution facilities..............................................         62,872          61,509
     Office equipment, furniture and fixtures......................................         30,415          19,622
     Buildings and leasehold improvements..........................................         11,236           9,070
     Other.........................................................................         40,150          31,162
                                                                                          --------       ---------
                                                                                           665,242         525,368
          Accumulated depreciation.................................................       (201,183)        (84,633)
                                                                                          --------        --------
          Net property, plant and equipment........................................       $464,059        $440,735
                                                                                          ========        ========

7.   GOODWILL AND OTHER INTANGIBLE ASSETS                                                  As of             As of
                                                                                        December 31,     February 28,
                                                                                           1998              1998
                                                                                        ------------     ------------
     Europe:
       Telekabel Group.............................................................       $206,092         $192,828
       Janco.......................................................................         87,563           94,200
       CNBH (1)....................................................................            --            39,847
       Telekabel Hungary...........................................................         51,550               --
       TVD.........................................................................         22,322           20,903
       Other.......................................................................         12,971           14,174
     Asia/Pacific:
       Austar......................................................................         55,804           51,552
       Saturn (2)..................................................................             --            6,100
       Other.......................................................................          4,267            2,873
     Latin America:
       TVSB........................................................................         16,161               --
       Cable Star..................................................................          7,887            1,245
                                                                                          --------         --------
                                                                                           464,617          423,722
          Accumulated amortization.................................................        (39,683)         (14,532)
                                                                                          --------         --------
          Net goodwill and other intangible assets.................................       $424,934         $409,190
                                                                                          ========         ========

     (1) Effective August 6, 1998, CNBH was contributed to UTH as part of the UTH Transaction.
     (2)  Saturn was de-consolidated effective January 1, 1998.

8.   SHORT-TERM DEBT                                                                       As of             As of
                                                                                        December 31,     February 28,
                                                                                           1998              1998
                                                                                        ------------     ------------
     Austar Bank Facility (see Note 10)............................................       $36,738          $    --
     Time Warner Note..............................................................        18,000               --
     Telekabel Hungary Facility....................................................        15,504               --
     VTRH Note.....................................................................         9,284               --
     ULA Revolving Credit Facility.................................................         8,000               --
     TVSB Seller Note (see Note 3).................................................         5,853               --
                                                                                          -------          -------
          Total short-term debt....................................................       $93,379          $    --
                                                                                          =======          =======

     Carrying value approximates fair value for these short-term facilities.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

TIME WARNER NOTE

In December 1998, TWE extended the maturity date of its non-interest bearing note for a period of 90 days to the earlier of June 30, 1999 or 90 days after written notice from TWE. Subsequent to December 31, 1998, the Time Warner Note was cancelled as TWE exercised its option to acquire UPC's 50.0% interest in Telekabel Hungary Programming.

TELEKABEL HUNGARY FACILITY

In October 1998, Telekabel Hungary entered into a German mark ("DM") 65,600 ($39,317) six-month secured bridge facility. Availability under this facility depends on certain financial covenants. The DM49,200 ($29,488) international tranche of the facility and half of the DM16,400 ($9,829) local tranche bear interest at LIBOR plus 2.5% per annum plus an additional cost of funding calculation. The remaining half of the local tranche must be drawn in Hungarian forints and bears interest at Budapest interbank offered rates for Hungarian forints, plus 2.5% per annum plus an additional cost of funding calculation. Telekabel Hungary is using the facility, among other things, to finance capital expenditures and to acquire minority shares in UPC's Hungarian systems. UPC has pledged its indirect 79.25% interest in Telekabel Hungary to secure the facility. The facility also is secured by a pledge over certain assets of the Telekabel Hungary group and a negative pledge. Telekabel Hungary is currently negotiating a long-term facility with the lenders to replace this bridge facility. As of December 31, 1998, the amount outstanding under this facility totaled DM25,861 ($15,504).

VTRH NOTE

UIH Chile, Inc., a wholly-owned subsidiary of ULA, executed a promissory note in the amount of $7,770 payable to VTR S.A., the majority shareholder of VTRH, in exchange for 51,993 shares of VTRH (the "VTRH Note"). The VTRH Note bears interest at 12.95% per annum and is due April 30, 1999. On April 29, 1999 the VTRH Note was repaid in conjunction with the VTRH acquisition (see Note 18).

ULA REVOLVING CREDIT FACILITY

In November 1997, ULA entered into an amended and restated credit agreement with a bank for a revolving credit facility of up to $40,000 (the "ULA Revolving Credit Facility"). Borrowings under this facility were due within 12 months at an interest rate of LIBOR plus 3.5%. The facility was extendable up to 18 months under certain conditions. In November 1998, ULA exercised its option to extend the maturity date until February 1999, increasing the interest rate to LIBOR plus 4.0%. The agreement was also amended to reduce the facility from $40,000 to $8,000 effective November 20, 1998. As of December 31, 1998, ULA had an outstanding balance of $8,000 under this facility which was repaid in February 1999.

9.   SENIOR DISCOUNT NOTES
                                                      As of          As of
                                                   December 31,   February 28,
                                                      1998           1998
                                                   ------------   ------------

     1998 Notes (as defined below).............    $  893,003      $  818,272
     Old Notes (as defined below)..............           412             368
     1996 UIH A/P Notes (as defined below).....       321,687         278,662
     1997 UIH A/P Notes (as defined below).....        34,953          30,461
                                                   ----------      ----------
                                                   $1,250,055       1,127,763
        Less current portion...................          (412)             --
                                                   ----------      ----------
        Total senior discount notes............    $1,249,643      $1,127,763
                                                   ==========      ==========

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

1998 NOTES AND OLD NOTES

On February 5, 1998, the Company sold $1,375,000 principal amount at maturity of 10.75% senior secured discount notes due 2008 (the "1998 Notes"). The 1998 Notes were issued at a discount from their principal amount at maturity, resulting in gross proceeds to the Company of approximately $812,200.

The Company used approximately $531,800 of the proceeds from the 1998 Notes to complete a tender offer for the Company's existing 14.0% senior secured discount notes due 1999 (collectively, the "Old Notes") and the consent solicitation that the Company conducted concurrently therewith. The Company commenced the tender offer on January 7, 1998, and the tender offer expired on February 4, 1998, with over 99.8% of the Old Notes being validly tendered. The Company subsequently purchased $500 principal amount at maturity of the Old Notes on the open market, leaving approximately $465 principal amount at maturity outstanding as of February 28, 1998. The Old Notes redeemed had an aggregate accreted value of approximately $466,200 as of February 5, 1998. The tender premium of approximately $65,600, combined with the write-off of unamortized deferred financing costs and other transaction-related costs totaling approximately $13,500, resulted in an extraordinary charge of $79,091.

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

The 1998 Notes are senior secured obligations of the Company that rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment with the Old Notes. The 1998 Notes are effectively subordinated to all future indebtedness and other liabilities and commitments of the Company's subsidiaries. Under the terms of the indenture governing the 1998 Notes (the "Indenture"), the Company's subsidiaries are generally prohibited and/or restricted from incurring any lien against their assets other than liens incurred in the ordinary course of business, from paying dividends, and from making investments in entities that are not "restricted" by the terms of the Indenture. The Company has the option to invest in "unrestricted entities" in an aggregate amount equal to the sum of $100,000 plus the aggregate amount of net cash proceeds from sales of equity, net of payments made on its preferred stock plus net proceeds from certain litigation settlements. The Indenture generally prohibits the Company from incurring additional indebtedness with the exception of a general allowance of $75,000 for debt maturing on or after February 15, 2008, certain guarantees totaling $15,000, refinancing indebtedness, normal indebtedness to restricted affiliates and other letters of credit in the ordinary course of business. The Indenture also limits the amount of additional debt that its subsidiaries or controlled affiliates may borrow, or preferred shares that they may issue. Generally, additional borrowings, when added to existing indebtedness, must satisfy, among other conditions, at least one of the following tests: (i) 7.0 times the borrower's consolidated operating cash flow; (ii) 1.75 times its consolidated interest expense; or (iii) 225% of the borrower's consolidated invested equity capital. In addition, there must be no existing default under the Indenture at the time of the borrowing. The Indenture also restricts its subsidiaries' ability to make certain asset sales and certain payments.

In conjunction with the Old Notes, the Company issued 394,000 warrants, including related put rights (the "Warrants") to purchase a total of 1,786,699 shares of Class A Common Stock at a price of $15.00 per share. At any time between January 31, 1996 and March 1, 1996, the Warrant holders had the right to require the Company to repurchase all or a part of the Warrants for $28.34 per Warrant. Holders of the Warrants required the Company to purchase 76,070 Warrants to purchase 344,932 shares of Class A Common Stock for a cost of $2,156 on March 1, 1996. The remaining value assigned to the Warrants of $9,011 was reclassified to additional paid-in capital on March 1, 1996. The remaining 317,930 outstanding Warrants (representing 1,441,739 shares of Class A Common Stock) are exercisable at any time before November 15, 1999. Subsequent to December 31, 1998, a total of 204,840 warrants were exercised, resulting in

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

proceeds to the Company of $13,900. A total of 928,942 shares of Class A Common Stock were issued. The remaining 113,090 outstanding warrants (representing 512,863 shares of Class A Common Stock) are exercisable at any time before November 15, 1999, and would result in proceeds of approximately $7,700, if exercised.

1996 UIH A/P NOTES

The 14.0% senior notes, which UIH A/P issued in May 1996 at a discount from their principal amount of $443,000 (the "1996 UIH A/P Notes"), had an accreted value of $321,687 as of December 31, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The 1996 UIH A/P Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, UIH A/P consummated an equity sale resulting in gross proceeds of $70,000 which reduced the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the 1996 UIH A/P Notes will accrete to a principal amount of $447,418 on May 15, 2001, the date cash interest begins to accrue.

1997 UIH A/P NOTES

The 14.0% senior notes, which UIH A/P issued in September 1997 at a discount from their principal amount of $45,000 (the "1997 UIH A/P Notes"), had an accreted value of $34,953 as of December 31, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, UIH A/P consummated an equity sale, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective September 23, 1997 until consummation of the equity sale, the 1997 UIH A/P Notes will accrete to a principal amount of $45,448 on May 15, 2001, the date cash interest begins to accrue.

On November 17, 1997, pursuant to the terms of the indentures governing the 1996 and 1997 UIH A/P Notes (collectively, the "UIH A/P Notes"), UIH A/P issued warrants to purchase 488,000 shares of its common stock, which represented 3.4% of its common stock. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5,100 upon exercise. The warrants are exercisable through May 15, 2006. The warrants were valued at $3,678 and have been reflected as an additional discount to the UIH A/P Notes on a pro-rata basis and as an increase in additional paid-in capital.

10.  OTHER LONG-TERM DEBT

                                                      As of          As of
                                                   December 31,   February 28,
                                                      1998           1998
                                                   ------------   ------------

     UPC Senior Revolving Credit Facility.....      $512,179        $437,598
     UPC Bridge Bank Facility.................        60,063         125,000
     UPC Mediareseaux Facility................        21,346              --
     UPC DIC Loan.............................        84,214              --
     Other UPC................................         3,821          61,084
     Austar Bank Facility.....................        67,352          71,531
     ULA Revolving Credit Facility............           --           33,000
     Other Asia/Pacific.......................         2,923          10,120
                                                    --------        --------
                                                     751,898         738,333
        Less current portion..................       (62,252)       (163,325)
                                                    --------        --------
        Total other long-term debt............      $689,646        $575,008
                                                    ========        ========

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

UPC SENIOR REVOLVING CREDIT FACILITY

In October 1997, UPC and certain of its subsidiaries entered into a NLG1,100,000 ($582,000) multi-currency Senior Revolving Credit Facility with a syndicate of banks. As of December 31, 1998, a total of NLG968,000 ($512,179) was outstanding under this facility. The amount outstanding for UPC, Telekabel Group and Janco was NLG620,000 ($328,042), NLG213,500 ($112,963) and NLG134,500 ($71,174),
respectively. Amounts advanced under the Senior Revolving Credit Facility bear interest at the London interbank offered rate ("LIBOR") plus a margin ranging from 0.5% to 2.0% per annum. The aggregate amount available for borrowing under the facility is reduced automatically by 5.0% per quarter beginning December 31, 2001. The borrowings of UPC and its subsidiaries in Austria, Belgium and Norway are limited by financial covenants under the Senior Revolving Credit Facility. The principal amount of all borrowings by UPC and such subsidiaries may not exceed certain multiples of total annualized net operating cash flow for UPC and such subsidiaries. In addition, the principal amount of all borrowings of UPC and such subsidiaries may not exceed certain multiples of their cable television net operating cash flow. The Senior Revolving Credit Facility generally prohibits dividends and other distributions to shareholders of UPC unless, among other things, UPC achieves for at least two consecutive quarters certain financial ratios. The Senior Revolving Credit Facility also includes financial covenants relating to interest and debt service coverage and application of proceeds from asset sales and securities offerings. Borrowings by UPC and certain of its subsidiaries in Austria, Belgium and Norway under the Senior Revolving Credit Facility together with borrowings under the Bridge Bank Facility may not exceed NLG1,300,000 ($687,831) before September 30, 2001. The Senior Revolving Credit Facility also generally limits to NLG80,000 ($42,328) UPC's investments in, loans to and guarantees for, certain of UPC's subsidiaries and downstream affiliates that are not borrowers or guarantors under the Senior Revolving Credit Facility. UPC repaid a portion of this facility in February 1999 with proceeds from their initial public offering (see Note 18).

UPC BRIDGE BANK FACILITY

In connection with the UPC Transaction, UPC entered into the $125,000 Bridge Bank Facility with a syndicate of banks. The Bridge Bank Facility is a one year bridge originally due December 5, 1998 and bears interest at LIBOR plus a margin ranging from 4.5% to 6.0% per annum. In November 1998, the lenders granted an extension of the maturity date to June 5, 1999. The Bridge Bank Facility generally prohibits dividends and distributions and is secured by various upstream guarantees from, negative pledges over and, in some cases, share pledges of, certain share holdings or partnership interests of UPC in operating systems in The Netherlands, France, Israel and Malta, as well as a first lien over approximately 2,784,620 shares of UIH's Class A Common Stock which UPC acquired from Philips as part of the UPC Transaction. The Bridge Bank Facility prohibits all of the companies whose interests are pledged from incurring additional indebtedness, subject to certain exceptions. UPC must apply proceeds from disposals, if any, of certain share holdings and partnership interests to prepayment of the facility, which restricts the manner and terms on which UPC may dispose of these assets. UPC must maintain on deposit with the bank a compensating balance, restricted for payment of interest, until the facility matures. The balance in this interest reserve account, including proceeds from the sale of Princes Holdings, was NLG30,263 ($16,012) as of December 31, 1998. UPC repaid $64,937 of the Bridge Bank Facility during the year ended December 31, 1998, resulting in an outstanding amount of $60,063 as of December 31, 1998. UPC repaid the remaining balance of this facility in February 1999 with proceeds from their initial public offering (see Note 18).

UPC MEDIARESEAUX FACILITY

In July 1998, Mediareseaux entered into a 9.5 year term facility with a bank for an amount of French francs ("FRF")680,000 ($121,400) ("Mediareseaux Facility"). The purpose of the facility is to finance on-going capital expenditures, working capital and acquisitions with a limit of FRF120,000 ($21,400). The Mediareseaux Facility bears interest at LIBOR plus a margin ranging from 0.75% to 2.0%. The availability of the facility depends on revenue generated and debt to equity ratios. The availability period ends at December 31, 2002. The repayment period starts from January 1, 2003 to final maturity in 2007. During the repayment period, Mediareseaux must apply 50.0% of its excess cash flow in prepaying the facility. The Mediareseaux Facility generally restricts the payment of dividends and distributions. This facility also restricts Mediareseaux from incurring additional indebtedness, subject to certain exceptions. In July 1998, Mediareseaux secured a 9.5 year FRF20,000 ($3,600) overdraft facility, subject to the same terms and conditions as the Mediareseaux Facility except that the availability tests are not applicable. As of December 31, 1998 an amount of FRF120,000 ($21,346) was outstanding under the Mediareseaux Facility.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

UPC DIC LOAN

In November 1998, a subsidiary of Discount Investment Corporation ("DIC") loaned UPC a total of $90,000 to acquire the additional interests in Tevel and Melita. The DIC Loan matures in November 2000 and is secured by UPC's pledge of its ownership interest in Tevel. The DIC Loan bears interest at 8.0% and is payable, together with 106.0% of the principal amount, on maturity. The DIC Loan may be repaid on quarterly prepayment dates with three months' prior notice by UPC. In connection with the DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of $90,000, plus accrued interest, of ordinary shares of UPC at a price equal to 90.0% of the initial public offering price. The exercise price of this option, which expires upon the initial public offering, is payable in cash or delivery of the DIC Loan promissory notes. UPC allocated the $90,000 in loan proceeds between the debt instrument ($84,214) and the equity option element ($5,786) on the basis of relative fair values. Accordingly, the effective interest rate on the debt instrument exceeds the stated rate as set forth above. At the date of UPC's initial public offering, DIC exercised the option and acquired 1,558,654 ordinary shares of UPC.

AUSTAR BANK FACILITY

In July 1997, Austar secured a senior syndicated term debt facility in the amount of A$200,000 ($122,459 as of December 31, 1998) to fund Austar's subscriber acquisition and working capital needs (the "Austar Bank Facility"). The Austar Bank Facility consisted of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility and
(iii) A$90,000 term loan facility. All of Austar's assets were pledged as collateral for the Austar Bank Facility. As of December 31, 1998, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($67,352). The working capital facility was fully repayable on June 30, 2000. The cash advance facility was fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004.

In September 1998, Austar received an amendment to the Austar Bank Facility which allowed Austar to temporarily draw under the remaining A$90,000 term loan facility at an increased interest rate of 2.25% above the professional market rate in Australia. As of December 31, 1998, Austar had drawn A$60,000 ($36,738) on the term loan facility for a total outstanding balance of A$170,000. Subsequent to year-end an additional A$30,000 was borrowed against the term loan facility which, along with the A$60,000 draw, was payable April 30, 1999. On April 23, 1999 (subsequently executed and A$222,000 funded on April 28, 1999), Austar secured a new A$400,000 Syndicated Senior Secured Debt Facility (the "New Austar Bank Facility") to refinance the A$200,000 Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200,000 amortizing term facility ("Tranche 1") and (ii) A$200,000 cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. All of Austar's assets are pledged as collateral for this facility. In addition, pursuant to this facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements without the consent of the majority banks. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

FAIR VALUE OF SENIOR DISCOUNT NOTES AND OTHER LONG-TERM DEBT

Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                                  Carrying Value  Fair Value
                                                  --------------  ----------
     As of December 31, 1998:
       1998 Notes...............................    $  893,003    $  783,750
       Old Notes................................           412           412
       UPC Senior Revolving Credit Facility.....       512,179       512,179
       UPC Bridge Bank Facility.................        60,063        60,063
       UPC Mediareseaux Facility................        21,346        21,346
       UPC DIC Loan.............................        84,214        84,214
       Other UPC................................         3,821         3,821
       1996 UIH A/P Notes.......................       321,687       223,700
       1997 UIH A/P Notes.......................        34,953        22,700
       Austar Bank Facility.....................        67,352        67,352
       Other....................................         2,923         2,923
                                                    ----------    ----------
            Total...............................    $2,001,953    $1,782,460
                                                    ==========    ==========

     As of February 28, 1998:
       1998 Notes...............................    $  818,272    $  831,875
       Old Notes................................           368           368
       UPC Senior Revolving Credit Facility.....       437,598       437,598
       UPC Bridge Bank Facility.................       125,000       125,000
       Other UPC................................        61,084        61,084
       1996 UIH A/P Notes.......................       278,662       292,380
       1997 UIH A/P Notes.......................        30,461        29,700
       Austar Bank Facility.....................        71,531        71,531
       ULA Revolving Credit Facility............        33,000        33,000
       Other....................................        10,316        10,316
                                                    ----------    ----------
            Total...............................    $1,866,292    $1,892,852
                                                    ==========    ==========


DEBT MATURITIES

The maturities of the Company's senior discount notes and other long-term debt are as follows:

     Year Ended December 31, 1999........................       $   62,664
     Year Ended December 31, 2000........................           85,471
     Year Ended December 31, 2001........................               --
     Year Ended December 31, 2002........................           46,570
     Year Ended December 31, 2003........................          118,537
     Thereafter..........................................        1,688,711
                                                                ----------
          Total..........................................       $2,001,953
                                                                ==========

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

OTHER FINANCIAL INSTRUMENTS

Interest rate swap agreements are used by the Company from time to time, to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on the Company's assessment of the market, and generally are used to convert the floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, the Company has two interest rate swaps to manage interest rate exposure on the Austar Bank Facility. These swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50,000 ($30,600) of variable rate, long-term debt into fixed rate borrowings. As of December 31, 1998, the weighted-average fixed rate under these agreements was 7.94% compared to a weighted-average variable rate on the Austar Bank Facility of 6.75%. As a result of these swap agreements, interest expense was increased by approximately A$600 ($400) during 1998.

Fair values of the interest rate swap agreements are based on the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. As of December 31, 1998, the Company estimates it would have paid approximately A$1,300 ($800) to terminate the agreements.

11.  CONVERTIBLE PREFERRED STOCK

SERIES A

In connection with the Company's acquisition of an additional 40.0% economic interest in Austar in 1995, the Company issued 170,513 shares of par value $0.01 per share Series A Preferred Stock. The Series A Preferred Stock had an initial liquidation value of $175.00 per share (approximately $29,840) and accrues dividends at a rate of 4.0% per annum, compounded quarterly. Each share of Series A Preferred Stock is convertible into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $17.50. The Company is required to redeem the Series A Preferred Stock on June 19, 2000 at a redemption price equal to its then liquidation value plus accrued dividends. Assuming none of the Series A Preferred Stock is converted prior to redemption, the total cost to the Company upon redemption would be approximately $35,700. The Company has granted certain rights to holders of the Series A Preferred Stock to register under the Securities Act of 1933 the sale of shares of Class A Common Stock into which the Series A Preferred Stock may be converted. During the ten months ended December 31, 1998, 38,369 shares of Series A Preferred Stock were converted into 425,457 shares of Class A Common Stock. Subsequent to December 31, 1998, an additional 100,144 shares of Series A Preferred Stock were converted into Class A Common Stock.

SERIES B

In connection with the Company's acquisition of certain assets of ECT in July 1998, and the acquisition of an additional interest in XYZ Entertainment in September 1998, the Company issued a total of 139,031 shares of par value $0.01 per share Series B Preferred Stock. The Series B Preferred Stock had an initial liquidation value of $212.50 per share (approximately $29,544) and accrues dividends at a rate of 6.5% per annum, compounded quarterly. Each share of Series B Preferred Stock is convertible into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $21.25. The Company is required to redeem the Series B Preferred Stock on June 30, 2008 at a redemption price equal to its then liquidation value plus accrued dividends. Assuming none of the Series B Preferred Stock is converted prior to redemption, the total cost to the Company upon redemption would be approximately $55,723. The Company has granted certain rights to holders of the Series B Preferred Stock to register under the Securities Act of 1933 the sale of shares of Class A Common Stock into which the Series B Preferred Stock may be converted.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

12.  STOCKHOLDERS' DEFICIT

COMMON STOCK

In April 1993, the Company adopted a Restated Certificate of Incorporation pursuant to which the Company authorized the issuance of two classes of common stock, Class A Common Stock and Class B Common Stock. Each share of Class A
Common Stock is entitled to one vote per share while each share of Class B Common Stock is entitled to ten votes per share. Each share of Class B Common Stock is convertible at any time at the option of the holder into one share of Class A Common Stock. The two classes of common stock are identical in all other respects.

CUMULATIVE TRANSLATION ADJUSTMENTS

During the ten months ended December 31, 1998, the Company recorded a negative change in cumulative translation adjustments of $24,713, primarily due to (i) the strengthening of the U.S. dollar compared to the Mexican peso of approximately 23.0%, (ii) the strengthening of the U.S. dollar compared to the Hungarian forint of approximately 6.0% and (iii) the strengthening of the U.S. dollar compared to the Chilean peso of approximately 7.0%.

TREASURY STOCK

As a result of the UPC Transaction, UPC acquired 3,169,151 shares of the Company's Class A Common Stock, valued at cost on December 11, 1997 at $33,074. In November 1998, UPC used 384,531 shares to acquire an additional 5.0% interest in Tara and Princes Holdings, resulting in 2,784,620 UIH shares remaining in the treasury.

EMPLOYEE STOCK OPTION PLAN

In May 1993, the Company adopted a stock option plan for certain of its employees (the "Employee Plan"). The Employee Plan is construed, interpreted and administered by the compensation committee (the "Committee"), consisting of all members of the Board of Directors who are not employees of the Company. Members of the Company's Board of Directors who are not employees are not eligible to receive option grants under the Employee Plan. The Committee has the discretion to determine the employees and consultants to whom options are granted, the number of shares subject to the options, the exercise price of the options, the period over which the options become exercisable, the term of the options (including the period after termination of employment during which an option may be exercised) and certain other provisions relating to the option. The maximum number of shares subject to options that may be granted to any one participant under the Employee Plan during any calendar year is 500,000 shares. The maximum term of options granted under the Employee Plan is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended, or non-qualified stock options. The options vest in equal monthly increments over the four-year period following the date of grant. Vesting would be accelerated upon a change of control in the Company as defined in the Employee Plan. Under the Employee Plan, options to purchase a total of 3,800,000 shares of Class A Common Stock have been authorized, of which 496,149 were available for grant as of December 31, 1998.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

The Company adopted a stock option plan for non-employee directors (the "Director Plan") effective June 1, 1993. The Director Plan provides for the grant of an option to acquire 20,000 shares of the Company's Class A Common Stock to each member of the Board of Directors who was not also an employee of the Company (a "non-employee director") on June 1, 1993, and to each person who is newly elected to the Board of Directors as a non-employee director after June 1, 1993, on the date of their election. The maximum term of options granted under the Director Plan is ten years. The options vest in equal monthly increments over the four-year period following the date of grant. Vesting would be accelerated upon a change in control of the Company as defined in the Director Plan. Under the Director Plan, options to purchase a total of 480,000 shares of Class A Common Stock have been authorized, of which 32,500 were available for grant as of December 31, 1998.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

FAIR VALUE OF STOCK OPTIONS

For purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during the ten months ended December 31, 1998 and the year ended February 28, 1998 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                          For the Ten
                                          Months Ended     For the Year Ended      For the Year Ended
                                          December 31,        February 28,            February 28,
                                              1998               1998                    1997
                                          ------------     ------------------      ------------------
     Risk-free interest rate........        4.60%               5.91%                   6.38%
     Expected lives.................       7 years             7 years                 7 years
     Expected volatility............        55.34%              53.46%                  54.72%
     Expected dividend yield........          0%                  0%                      0%

The total fair value of options granted was approximately $3,746, $2,929 and $5,376 for the ten months ended December 31, 1998 and the years ended February 28, 1998 and 1997, respectively. These amounts are amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the ten months ended December 31, 1998 and the years ended February 28, 1998 and 1997, pro forma stock-based compensation, net of the effect of the forfeitures, was $2,694, $2,773 and $2,002, respectively, as follows:

                                          For the Ten Months        For the Year Ended       For the Year Ended
                                       Ended December 31, 1998      February 28, 1998        February 28, 1997
                                      ------------------------   ----------------------    ----------------------
                                         Net        Net Loss        Net        Net Loss       Net       Net Loss
                                         Loss      Per Share        Loss      Per Share       Loss      Per Share
                                      ---------    ---------     ---------    ---------    ---------    ---------
     As reported....................  $(545,532)    $(13.71)     $(342,532)    $(8.77)     $(138,825)    $(3.59)
     Pro forma......................  $(548,226)    $(13.77)     $(345,305)    $(8.84)     $(140,827)    $(3.64)

The fair value method of accounting for stock-based compensation plans recognizes the value of options granted as compensation expense over the option's vesting period and has not been applied to options granted prior to March 1, 1995.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

A summary of stock option activity for the Employee Plan is as follows:

                                                     For the Ten Months        For the Year Ended          For the Year Ended
                                                  Ended December 31, 1998      February 28, 1998           February 28, 1997
                                                  -----------------------   -----------------------     -------------------------
                                                  Number       Weighted-      Number      Weighted-       Number      Weighted-
                                                    of          Average         of         Average          of         Average
                                                  Shares    Exercise Price    Shares    Exercise Price    Shares    Exercise Price
                                                ----------  --------------  ----------  --------------  ----------  --------------
     Outstanding at beginning of year.........  2,947,476      $11.8348     2,793,851     $11.7458      2,315,122      $11.5673
     Granted during the year..................    369,500      $ 9.8808       435,625     $10.9943        655,000      $13.0011
     Cancelled during the year................   (249,069)     $18.6709      (130,106)    $14.8130       (136,521)     $15.6011
     Exercised during the year................   (413,144)     $10.8813      (151,894)    $ 5.2366        (39,750)     $ 8.7925
                                                ---------      --------     ---------     --------      ---------      --------
     Outstanding at end of year...............  2,654,763      $11.0699     2,947,476     $11.8348      2,793,851      $11.7458
                                                =========      ========     =========     ========      =========      ========
     Exercisable at end of year...............  1,681,162      $11.0977     2,014,070     $11.5499      1,661,936      $10.7192
                                                =========      ========     =========     ========      =========      ========

A summary of stock option activity for the Director Plan is as follows:

                                                     For the Ten Months        For the Year Ended          For the Year Ended
                                                  Ended December 31, 1998      February 28, 1998           February 28, 1997
                                                  -----------------------   -----------------------     -------------------------
                                                  Number       Weighted-      Number      Weighted-       Number      Weighted-
                                                    of          Average         of         Average          of         Average
                                                  Shares    Exercise Price    Shares    Exercise Price    Shares    Exercise Price
                                                ----------  --------------  ----------  --------------  ----------  --------------
     Outstanding at beginning of year.........   260,000       $12.1636       280,000       $12.5358      280,000      $12.5358
     Granted during the year..................   165,000       $ 9.8768        20,000       $11.1250           --      $     --
     Cancelled during the year................        --       $     --       (40,000)      $14.2500           --      $     --
     Exercised during the year................   (40,000)      $ 9.5000            --       $     --           --      $     --
                                                 -------       --------       -------       --------      -------      --------
     Outstanding at end of year...............   385,000       $11.4603       260,000       $12.1636      280,000      $12.5358
                                                 =======       ========       =======       ========      =======      ========
     Exercisable at end of year...............   231,978       $12.5712       243,333       $12.2346      219,445      $12.1753
                                                 =======       ========       =======       ========      =======      ========

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                  For the Ten Months Ended               For the Year Ended               For the Year Ended
                                     December 31, 1998                   February 28, 1998                February 28, 1997
                               ------------------------------     ------------------------------     ------------------------------
                                  Number      Fair   Exercise        Number     Fair   Exercise       Number     Fair     Exercise
Exercise Price                 of Options    Value     Price      of Options   Value     Price      of Options   Value      Price
--------------                 ----------  --------  --------     ----------  -------  --------     ----------  --------  ---------
Less than market price......     75,000    $13.2225  $10.3750        3,125    $4.2937  $ 9.5000        5,000    $10.2382   $ 5.0000
Equal to market price.......    459,500    $ 5.9935  $ 9.7987      432,500    $6.6316  $10.7912      550,000    $ 8.2285   $13.0968
Greater than market price...         --    $     --  $     --       20,000    $2.3484  $15.7500      100,000    $ 7.9957   $12.8750
                                -------    --------  --------      -------    -------  --------      -------    --------   --------
     Total..................    534,500    $ 7.0078  $ 9.8796      455,625    $6.4276  $11.0000      655,000    $ 8.2083   $13.0011
                                =======    ========  ========      =======    =======  ========      =======    ========   ========

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 1998:

                                                                  Options Outstanding                  Options Exercisable
                                                      -------------------------------------------    -----------------------
                                                                     Weighted-Average   Weighted-                  Weighted-
                                                       Number of         Remaining       Average      Number of     Average
                                                        Options      Contractual Life   Exercise       Options     Exercise
     Exercise Price Range                             Outstanding         (Years)         Price      Exercisable     Price
     --------------------                             -----------    ----------------   ---------    -----------   ---------
     $ 4.5000 - $ 8.3125............................     361,000           8.57         $ 7.4639         92,666    $ 5.0069
     $ 9.5000 - $ 9.5000............................     930,050           4.51         $ 9.5000        930,050    $ 9.5000
     $10.2500 - $10.8750............................     786,418           8.88         $10.6874        238,164    $10.8212
     $11.1875 - $18.2500............................     967,095           6.74         $14.4314        657,060    $14.8536
                                                       ---------           ----         --------      ---------    --------
        Total.......................................   3,044,563           6.83         $11.1317      1,917,940    $11.2810
                                                       =========           ====         ========      =========    ========

SUBSIDIARY STOCK OPTION PLANS

UPC PLAN

In June 1996, UPC adopted a stock option plan (the "UPC Plan") for certain of its employees and those of its subsidiaries. There are 6,000,000 total shares available for the granting of options under the UPC Plan, which are held by the Stichting Administratiekantoor UPC (the "Foundation"), which administers the UPC Plan. Each option represents the right to acquire from the Foundation a certificate representing the economic value of one share. Following consummation of the initial public offering, any certificates issued to employees who have exercised their options will be convertible into UPC common stock. UIH appoints the board members of the Foundation and thus controls the voting of the Foundation's common stock. The options are granted at fair market value determined by UPC's Supervisory Board at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. In order to introduce the element of "vesting" of the options, the UPC Plan provides that even though the options are exercisable immediately, the shares to be issued or options granted in 1996 vest in equal monthly increments over a three-year period from the effective date set forth in the option grant. In March 1998, the UPC Plan was revised to increase the vesting period for any new grants of options to four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), all unvested options previously exercised must be resold to the Foundation at the original purchase price, or all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules in its discretion. An employee has the right at any time to put his certificates or shares from exercised vested options to the Foundation at a price equal to the fair market value. UPC can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which can not be called by UPC until expiration of the underlying options. The UPC Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

A summary of stock option activity for the UPC Plan is as follows:

                                                                          For the Years Ended December 31,
                                               ------------------------------------------------------------------------------------
                                                        1998                           1997                         1996
                                               -------------------------   --------------------------   ---------------------------
                                                 Number      Weighted-       Number       Weighted-        Number       Weighted-
                                                   of         Average          of          Average           of          Average
                                                 Shares   Exercise Price     Shares    Exercise Price      Shares    Exercise Price
                                               ---------  --------------   ---------   --------------   ----------   --------------
                                                         (Dutch guilders)             (Dutch guilders)              (Dutch guilders)
     Outstanding at beginning of period......  2,241,552      10.49        2,300,417       10.49                --           --
     Granted during the period...............  2,343,000      12.10               --          --         3,990,000        10.49
     Cancelled during the period.............    (14,052)     10.49          (58,865)      10.49            (9,583)       10.49
     Exercised during the period.............   (375,000)     10.49               --          --        (1,680,000)          --
                                               ---------      -----        ---------       -----        ----------        -----
     Outstanding at end of period............  4,195,500      11.39        2,241,552       10.49         2,300,417        10.49
                                               =========      =====        =========       =====        ==========        =====
     Exercisable at end of period (1)........  4,195,500      11.39        2,241,552       10.49         2,300,417        10.49
                                               =========      =====        =========       =====        ==========        =====

(1) Includes certificate rights as well as options.

UPC granted no stock options during the year ended December 31, 1997. The combined weighted-average fair values and weighted-average exercise prices of options granted during the year ended December 31, 1998 and the year ended December 31, 1996 are as follows:

                                                   For the Year Ended                For the Year Ended
                                                   December 31, 1998                 December 31, 1996
                                            --------------------------------   -------------------------------
                                              Number      Fair      Exercise     Number      Fair   Exercise
                                            of Options    Value      Price     of Options    Value    Price
                                            ----------    -----     --------   ----------    -----   --------
                                                            (Dutch guilders)                 (Dutch guilders)
Exercise price equal to market price......   2,343,000    12.10      12.10      3,990,000    10.49    10.49

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1998:

                                                              Weighted-Average
                                                Number of         Remaining         Number of
                                                 Options      Contractual Life       Options
     Exercise Price (Dutch guilders)           Outstanding         (Years)         Exercisable
     -------------------------------           -----------    -----------------    -----------
     10.49................................      1,852,500           2.47            1,852,500
     12.00................................      2,195,250           4.63            2,195,250
     13.57................................        147,750           4.71              147,750
                                                ---------           ----            ---------
          Total...........................      4,195,500           3.68            4,195,500
                                                =========           ====            =========

The UPC Plan is accounted for as a variable plan because, based on the plan's provisions, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of UPC's common stock. Compensation expense of NLG268,109 ($134,728), NLG4,818 ($2,477) and NLG0 was recognized for the ten months ended December 31, 1998 and the years ended December 31, 1997 and December 31, 1996, respectively. UPC's estimate of the fair value of its common stock as of December 31, 1998 utilized in recording compensation expense under the UPC Plan was NLG63.91, which is the initial public offering price. Because UPC will account for the UPC Plan as a variable plan up until the consummation date of its initial public offering, and thereafter as a fixed plan due to

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

modifications to the UPC Plan which will occur on that date, the total compensation expense and deferred compensation expense recognized related to options granted as of December 31, 1998 will not increase.

UPC PHANTOM STOCK OPTION PLAN

In March 1998, UPC adopted a phantom stock option plan (the "UPC Phantom Plan") which permits the grant of phantom stock rights in up to 2,400,000 shares of UPC's common stock. The rights are granted at fair market value determined by UPC's Supervisory Board at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. The UPC Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of UPC common stock and the option base price for the portion of the rights vested. UPC, at its sole discretion, may make payment in (i) cash, (ii) freely tradable shares of UIH Class A Common Stock or (iii) if UPC's stock is publicly traded, freely tradable shares of its stock. If UPC chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradable shares of stock instead. Concurrent with the approval of the UPC Phantom Plan, the Supervisory Board ratified the grant of 1,232,250 and 825,000 phantom stock rights at base prices of NLG12.00 and NLG13.57, respectively, and specified retroactive vesting for several of the grants. The UPC Phantom Plan contains anti-dilution protection and provides that, in certain cases of a change of control, all phantom options outstanding become fully exercisable.

A summary of stock option activity for the UPC Phantom Plan is as follows:

                                                           For the Year Ended
                                                           December 31, 1998
                                                      -------------------------------
                                                        Number           Weighted-
                                                          of              Average
                                                        Shares        Exercise Price
                                                      ---------      ----------------
                                                                     (Dutch guilders)
     Outstanding at beginning of period..........            --              --
     Granted during the period...................     2,057,250           12.63
     Cancelled during the period.................            --              --
     Exercised during the period.................            --              --
                                                      ---------           -----
     Outstanding at end of period................     2,057,250           12.63
                                                      =========           =====

     Vested and exercisable at end of period.....       470,469           12.15
                                                      =========           =====

The combined weighted-average fair values and weighted-average exercise prices of options granted during the year ended December 31, 1998 are as follows:

                                                   Number     Fair     Exercise
                                                 of Options   Value      Price
                                                 ----------   ------   ---------
                                                              (Dutch guilders)
     Exercise price equal to market price......   2,057,250   12.63      12.63

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 1998:

                                                                   Weighted-Average      Number of
                                                     Number of         Remaining          Options
                                                      Options      Contractual Life     Vested and
     Exercise Price (Dutch guilders)                Outstanding         (Years)         Exercisable
     -------------------------------                -----------    -----------------    -----------
     12.00..................................         1,232,250           8.54             425,469
     13.57..................................           825,000           9.70              45,000
                                                     ---------           ----             -------
          Total.............................         2,057,250           9.00             470,469
                                                     =========           ====             =======

The UPC Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation expense of NLG52,374 ($26,319) was recognized for the ten months ended December 31, 1998. UPC's estimate of the fair value of its common stock as of December 31, 1998 utilized in recording compensation expense under the UPC Phantom Plan was NLG63.91, which is the initial public offering price.

CHELLO STOCK OPTION PLAN

In June 1998, UPC adopted a phantom stock option plan (the "chello Plan"), which permits the grant of phantom stock rights in up to 1,500,000 shares of chello, a wholly-owned subsidiary of UPC. The rights are granted at fair market value determined by chello's Supervisory Board at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. The chello Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of chello and the option base price for the portion of the rights vested. UPC, at its sole discretion, may make payment in (i) cash, (ii) freely tradable shares of UIH Class A Common Stock or (iii) if UPC's stock is publicly traded, freely tradable shares of its stock. If UPC chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradable shares of stock instead. Concurrent with the approval of the chello Plan, the Supervisory Board ratified the grant of 570,000 options at a base price of NLG10.00, and specified retroactive vesting for several of the grants. For the ten months ended December 31, 1998, UPC recorded compensation expense of NLG2,144 ($1,077) for options granted under the chello Plan.

A summary of stock option activity for the chello Plan is as follows:

                                                           For the Year Ended
                                                           December 31, 1998
                                                      ------------------------------
                                                       Number            Weighted-
                                                         of               Average
                                                       Shares         Exercise Price
                                                      --------       ---------------
                                                                     (Dutch guilders)
     Outstanding at beginning of period.........           --                --
     Granted during the period..................      570,000             10.00
     Cancelled during the period................           --                --
     Exercised during the period................           --                --
                                                      -------             -----
     Outstanding at end of period...............      570,000             10.00
                                                      =======             =====
     Vested and exercisable at end of period....       70,625             10.00
                                                      =======             =====

The weighted-average remaining contractual life for these options is 9.47 years as of December 31, 1998.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

UAP Plan

In March 1998, UAP's Board of Directors approved a stock option plan (the "UAP Plan") which permits the grant of phantom stock options or the grant of stock options to purchase up to 1,600,000 shares of UAP's Class A Common Stock. The options vest in equal monthly increments over the four-year period following the date of grant. Concurrent with approval of the UAP Plan, UAP's Board granted a total of 918,500 phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of UAP stock and the option base price of $10 per share. Vesting of these phantom stock options was retroactive to June 6, 1997. No compensation expense has been recognized under the UAP Plan through December 31, 1998.

A summary of phantom stock option activity for the UAP Plan is as follows:

                                                         For the Ten Months
                                                      Ended December 31, 1998
                                                   -----------------------------
                                                     Number         Weighted-
                                                       of            Average
                                                     Shares       Exercise Price
                                                   ---------      --------------

     Outstanding at beginning of period.....              --         $   --
     Granted during the period..............       1,779,500         $10.00
     Cancelled during the period............              --         $   --
     Exercised during the period............              --         $   --
                                                   ---------         ------
     Outstanding at end of period...........       1,779,500         $10.00
                                                   =========         ======
     Exercisable at end of period...........         584,063         $10.00
                                                   =========         ======

The combined weighted-average fair values and weighted-average exercise prices of options granted during the ten months ended December 31, 1998 are as follows:

                                                             For the Ten Months Ended
                                                                  December 31, 1998
                                               ----------------------------------------------------
                                                 Number                 Fair               Exercise
                                               of Options               Value                Price
                                               ----------              -------             --------
     Exercise price equal to market price....   1,779,500              $10.00               $10.00

The following table summarizes information about the UAP Plan phantom options outstanding and exercisable at December 31, 1998:

                                             Weighted-Average
                               Number of         Remaining         Number of
                                Options      Contractual Life       Options
     Exercise Price           Outstanding         (Years)         Exercisable
     --------------           -----------   ------------------    -----------

     $10.00.................   1,779,500           9.08              584,063

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

ULA Plan

In April 1998, ULA's Board of Directors approved a stock option plan (the "ULA Plan") which permits the grant of phantom stock options or the grant of stock options to purchase up to 1,631,000 shares of ULA's Class A Common Stock. The options vest in equal monthly increments over the four-year period following the date of grant. Concurrent with approval of the ULA Plan, ULA's Board granted a total of 1,475,500 phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of ULA stock and the option base prices in the range of $4.26-$6.76 per share. Vesting of these phantom stock options was retroactive to June 6, 1997. For the ten months ended December 31, 1998 ULA recognized $2,669 and $1,060 in non-cash and cash compensation expense related to these phantom options, respectively.

A summary of phantom stock option activity for the ULA Plan is as follows:

                                                               For the Ten Months
                                                             Ended December 31, 1998
                                                          ----------------------------
                                                            Number       Weighted-
                                                              of          Average
                                                            Shares     Exercise Price
                                                          ----------   --------------
     Outstanding at beginning of period..........                --             --
     Granted during the period...................         1,785,500        $5.6295
     Cancelled during the period.................          (317,296)       $5.4723
     Exercised during the period.................          (279,787)       $5.1935
                                                          ---------        -------
     Outstanding at end of period................         1,188,417        $5.7741
                                                          =========        =======
     Exercisable at end of period................           268,730        $4.8646
                                                          =========        =======

The combined weighted-average fair values and weighted-average exercise prices of options granted during the ten months ended December 31, 1998 are as follows:

                                                              For the Ten Months Ended
                                                                  December 31, 1998
                                                      -----------------------------------
                                                        Number         Fair      Exercise
                                                      of Options       Value       Price
                                                      ----------     -------     --------
     Exercise price equal to market price........       945,500      $5.8075      $5.8075
     Exercise price greater than market price           840,000      $4.2600      $5.4300
                                                      ---------      -------      -------
        Total....................................     1,785,500      $5.0795      $5.6295
                                                      =========      =======      =======

The following table summarizes information about the ULA Plan phantom options outstanding and exercisable at December 31, 1998:

                                             Weighted-Average
                               Number of         Remaining          Number of
                                Options      Contractual Life        Options
     Exercise Price           Outstanding         (Years)          Exercisable
     --------------           -----------    ----------------      -----------

     $ 4.26................     531,750           8.43              140,813
     $ 4.59................     150,000           8.43               56,250
     $ 4.96................     100,000           8.43               37,500
     $ 5.93................      30,000           8.43               11,250
     $ 6.76................      66,667           8.43                4,167
     $ 8.98................     310,000           9.72               18,750
                              ---------           ----              -------
          Total............   1,188,417           8.77              268,730
                              =========           ====              =======

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

13.  COMMITMENTS

The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled $5,824, $4,125 and $3,481 for the ten months ended December 31, 1998 and for the years ended February 28, 1998 and February 28, 1997, respectively.

     The  Company  has  operating  lease  obligations  and other  non-cancelable commitments as follows:
     Year ended December 31, 1999..............................................................       $  9,374
     Year ended December 31, 2000..............................................................          6,035
     Year ended December 31, 2001..............................................................          4,860
     Year ended December 31, 2002..............................................................          3,331
     Year ended December 31, 2003 and thereafter...............................................          2,732
                                                                                                      --------
        Total..................................................................................       $ 26,332
                                                                                                      ========

     The Company has MMDS license fees and programming license fees payable annually as follows:

     Year ended December 31, 1999..............................................................       $ 38,310
     Year ended December 31, 2000..............................................................         45,658
     Year ended December 31, 2001..............................................................         51,541
     Year ended December 31, 2002..............................................................         54,583
     Year ended December 31, 2003 and thereafter...............................................         57,152
                                                                                                      --------
        Total..................................................................................       $247,244
                                                                                                      ========


A subsidiary of Austar has a five-year agreement to lease a 54 MHz satellite transponder. Pursuant to the agreement, which commenced September 1, 1997, Austar will pay approximately $4,440 in satellite service fees annually as follows:

     Year ended December 31, 1999..............................................................       $  4,440
     Year ended December 31, 2000..............................................................          4,440
     Year ended December 31, 2001..............................................................          4,440
     Year ended December 31, 2002..............................................................          2,960
     Year ended December 31, 2003..............................................................             --
                                                                                                      --------
        Total..................................................................................       $ 16,280
                                                                                                      ========

UIH and certain of its employees serving as senior management in the Company's operating companies are parties to employment agreements, typically with terms of three to five years. The agreements generally provide for a specified base salary as well as a bonus set at a specified percentage of the base salary. The bonus is based on the performance of the respective company and the employee. The agreements often provide for the grant of an incentive interest equal to a percentage of the residual equity value of the respective company, which is typically defined as the fair market value of the business less net liabilities and a reasonable return on shareholders' investment. The Company has recorded a liability for the estimated amount of the bonus earned during the ten months ended December 31, 1998 and the years ended February 28, 1998 and 1997. The employment agreements generally also provide for cost of living differentials, relocation and moving expenses, automobile allowances and income tax equalization payments, if necessary, to keep the employee's tax liability the same as it would be in the United States.

In September 1998, UTH entered into a subordinated loan agreement to provide funding up to $30,000 for A2000. UTH's share of the funding is $15,000. UPC is obligated to fund drawdowns on the loan in proportion to its 51.0% ownership in UTH (representing a total funding obligation of $7,650). As of December 31, 1998, UPC had funded $3,750 of its commitment. Subsequent to year end, UPC provided a letter of support to A2000 stating that it would continue to provide to A2000 the funding necessary to continue operations through at least 1999.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

14.  CONTINGENCIES

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

The territorial government of Tahiti (in French Polynesia) had legally challenged the decree and authority of the Conseil Superieur de l'Audiovisuel ("CSA") to award Telefenua the authorizations to operate an MMDS service in French Polynesia. The French Polynesian's challenge to France's authority to award Telefenua an MMDS license in Tahiti was upheld by the Conseil d'Etat, the supreme administrative court of France. The territorial government of Tahiti then brought an action in French court seeking cancellation of the MMDS licenses awarded by the CSA to Telefenua. On November 25, 1998, the Conseil d' Etat cancelled the MMDS licenses awarded to Telefenua. Telefenua is in the process of seeking a new authorization. The Company has no reason to believe that a new authorization  will  not  be  granted.  If  Telefenua  does  not  obtain  a  new authorization, there is no assurance that Telefenua will receive any restitution. In addition, any available restitution could be limited and could take years to obtain.

On July 14, 1998, UIH SFCC, a wholly-owned subsidiary of UIPI, filed a complaint in the United States District Court for the District of Colorado, for damages for breach of contract, breach of fiduciary duty and to enforce UIH SFCC's rights as General Partner in UIH-SFCC LP, a Colorado Limited Partnership which owns an interest in SFCC, the 100% parent of Telefenua. The three defendants are Loic Brigato, Winfred Anderson and Yoshiko Payne, limited partners of UIH-SFCC LP. On September 27, 1998, UIH filed a parallel action in the District Court for the State of Colorado. Specifically, the complaints allege that the defendants have refused to abide by the terms of the Partnership Agreement and have taken actions highly detrimental to Telefenua. UIH SFCC seeks monetary damages, a decree of specific performance requiring defendants to perform their obligations and a constructive trust over defendants' partnership interest. Defendants have filed in the federal court a motion to dismiss the complaint for lack of subject matter jurisdiction. There has been no decision issued as of this date. The Company intends to vigorously defend its position.

On April 20, 1999, a class action was filed in the District Court of Tel Aviv against several cable operators in Israel, including Tevel. The complaint alleges that the cable operators have taken advantage of their monopoly position in the market by charging excessive prices for the services provided. The plaintiffs are seeking damages in the amount of approximately NIS1,000.00 (approximately $240.00) per subscriber and a judicial order instructing Tevel to reduce its subscriber fee to the alleged fair market price. The plaintiffs have also applied for a judicial order against the Ministry of Communication to avoid considering the extension of Tevel's cable franchise term for unfair exploitation and monopoly status. Tevel's cable television service subscription rates are subject to governmental regulation through franchise agreements and through the arrangement approved by the Restrictive Trade Practices Tribunal. Tevel intends to vigorously defend itself against these allegations.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

15.  INCOME TAXES

In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for foreign income taxes paid or accrued. Because the Company must calculate its foreign tax credit separately for dividends received from each foreign corporation in which the Company owns 10.0% to 50.0% of the voting stock, and because of certain other limitations, the Company's ability to claim a foreign tax credit may be limited, particularly with respect to dividends paid out of earnings subject to a high rate of foreign income tax. Generally, the Company's ability to claim a foreign tax credit is limited to the amount of U.S. taxes the Company pays with respect to its foreign source income. In calculating its foreign source income, the Company is required to allocate interest expense and overhead incurred in the United States between its United States and foreign activities. Accordingly, to the extent United States borrowings are used to finance equity contributions to its foreign subsidiaries, the Company's ability to claim a foreign tax credit may be significantly reduced. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings. The Company has an ownership interest in Telefenua and Cable Star which are located in Tahiti and Peru, with which the United States does not have income tax treaties. As a result, the Company may be subject to increased withholding taxes on dividend distributions and other payments from those entities and also may be subject to double taxation with respect to income generated by those entities.

The primary differences between taxable loss and net loss for financial reporting purposes relate to accounting for the share in results of foreign affiliated companies, the non-consolidation of its consolidated foreign subsidiaries for United States tax purposes and the current non-deductibility of interest expense on UIH A/P's senior notes. Since the Company holds the majority of its foreign investments through affiliates which hold investments accounted for under the equity method in foreign corporations, taxable income (loss) generated by these affiliated companies does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $163,000 and $141,000 at December 31, 1998 and February 28, 1998, respectively) in investments in affiliated companies, which in turn have investments in foreign corporations.

The Company's United States tax net operating losses, totaling approximately $255,000 at December 31, 1998, expire beginning in 2004 through 2014. The Company's tax net operating loss carryforwards of its consolidated foreign subsidiaries totaled $191,000, $286,000 and $6,000 for UAP and ULA, respectively. The significant components of the net deferred tax asset are as follows:

                                                                                          As of           As of
                                                                                       December 31,    February 28,
                                                                                           1998            1998
                                                                                       ------------    ------------
     Deferred Tax Assets:
     --------------------
        Tax net operating loss carryforward of consolidated foreign subsidiaries...     $183,656        $144,356
        Company's U.S. tax net operating loss carryforward.........................       97,044          67,141
        Accrued interest expense on the UIH A/P Notes..............................       32,885          18,856
        Stock-based compensation...................................................        7,215             --
        Investment valuation allowance and other...................................        2,605           3,302
        Basis difference in marketable equity securities...........................        3,070           3,192
        Deferred compensation and severence........................................        1,175           1,260
        Other......................................................................           70             149
                                                                                        --------        --------
             Total deferred tax assets.............................................      327,720         238,256
        Valuation allowance........................................................     (319,292)       (231,710)
                                                                                        --------        --------
             Deferred tax assets, net of valuation allowance.......................        8,428           6,546

     Deferred Tax Liabilities:
     -------------------------
        Intangible assets........................................................         (5,852)        (23,800)
        Property, plant and equipment, net.......................................         (7,156)         (5,046)
        Other....................................................................             --             268
                                                                                        --------        --------
            Total deferred tax liabilities........................................       (13,008)        (28,578)
                                                                                        --------        --------
            Deferred tax liabilities, net.........................................      $ (4,580)       $(22,032)
                                                                                        ========        ========

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

Of the Company's 1998 consolidated net loss, $361,637 is derived from the Company's foreign operations. The difference between income tax expense provided in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

                                                                             For the Ten      For the Years Ended
                                                                             Months Ended  --------------------------
                                                                             December 31,  February 28,  February 28,
                                                                                1998           1998         1997
                                                                             ------------  ------------  ------------
     Expected income tax benefit at the U.S. statutory rate of 35%......     $(172,472)     $(68,727)     $(33,463)
     Tax effect of permanent and other differences:
       Change in valuation allowance....................................       127,810         66,519        30,787
       Non-deductible expenses..........................................        49,497            566           --
       Book/tax basis differences associated with foreign investments...         1,176          3,901         3,428
       State tax, net of federal benefit................................       (14,783)        (5,891)       (2,868)
       International rate differences...................................           619           (515)         (181)
       Non-deductible interest accretion on the UIH A/P Notes...........         2,148          2,145           973
       Amortization of licenses.........................................         1,516          1,312           625
       Other............................................................         4,489            690           699
                                                                             ---------      ---------     ---------
           Total income tax benefit.....................................     $      --      $      --     $      --
                                                                             =========      =========     =========

During 1996, the Austrian tax authorities passed legislation which had the effect of eliminating approximately NLG256,000 ($135,450) of tax basis associated with certain amounts of goodwill recorded at Telekabel Group effective January 1, 1997. This change in tax law is expected to be challenged on constitutional grounds. However, there can be no assurance of a successful repeal of such legislation. Accordingly, this change caused Telekabel Group's effective tax rate to increase from the historical effective tax rate through December 31, 1996, due to the non-deductibility of such goodwill amortization subsequent to January 1, 1997.

16.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company adopted SFAS 131 for the ten months ended December 31, 1998. The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments. The adoption of SFAS 131 did not have a material effect on the Company's consolidated financial statements but did affect the Company's segment information disclosure. The Company's business has historically been derived from its video entertainment segment. This service has been provided in various countries where the Company owns and operates it systems. During 1998, the Company introduced telephony and internet/data services and during 1999 the Company will continue to introduce these services to several systems. To date, revenues and net operating results from these services have not been significant and therefore segment information for these services is not required. Accordingly, the Company's current reportable segments are the various countries in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are evaluated separately because each geographic region presents different marketing strategies and technology issues as well as distinct economic climates and regulatory constraints. The key operating performance criteria used in this evaluation includes revenue growth, operating income before depreciation, amortization and stock-based compensation expense ("Adjusted EBITDA"), and capital expenditures. Senior management of the Company does not view segment results below Adjusted EBITDA, therefore, interest income, interest expense, provision for losses on investment related costs, gain on sale of investments, share in results of affiliated companies, minority interests in subsidiaries and other expenses are not broken out by segment below.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

The Company's segment information is as follows:

                             For the Ten Months Ended December 31, 1998                    As of December 31, 1998
                             ------------------------------------------   --------------------------------------------------------
                                           Depreciation                   Investments       Property,
                                                &          Adjusted           in            Plant and     Total          Capital
                                Revenue    Amortization    EBITDA(1)      Affiliates        Equipment     Assets      Expenditures
                                -------    ------------    --------      -----------        ---------    --------     ------------
Europe:
  The Netherlands............   $ 21,500     $  (9,503)    $(3,658)       $132,131          $  5,176    $  297,068     $ (12,874)
  Austria....................     74,629       (31,527)      30,975             --           140,550       341,159       (41,458)
  Belgium....................     15,854        (8,357)       5,071             --            27,558        57,847        (9,930)
  Czech Republic.............      3,753        (3,142)        (722)            --             8,737        11,497          (523)
  France.....................      3,395        (1,684)      (1,941)            --            40,328        51,092       (26,329)
  Hungary....................     11,672        (2,743)       3,819          8,410            26,788        86,921        (6,727)
  Norway.....................     39,040       (18,487)      12,636             --            63,335       219,068       (25,725)
  Other......................      2,444        (1,107)      (3,572)       120,307             6,574        22,744       (17,981)
                                --------     ---------     --------       --------          --------    ----------      ---------
    Total Europe.............    172,287       (76,550)      42,608        260,848           319,046     1,087,396      (141,547)
                                --------     ---------     --------       --------          --------    ----------      ---------
Asia/Pacific:
  Australia..................     74,209       (79,538)     (25,725)        25,880           122,968       181,169       (71,197)
  Other......................      3,060          (208)      (7,655)        33,830                61        72,781          (337)
                                --------     ---------     --------       --------          --------    ----------      ---------
    Total Asia/Pacific.......     77,269       (79,746)     (33,380)        59,710           123,029       253,950       (71,534)
                                --------     ---------     --------       --------          --------    ----------      ---------
Latin America:
  Chile......................         --            --           --         84,975                --        84,975            --
  Other......................      4,512        (1,637)     (10,264)        23,957            11,715        73,048        (3,238)
                                --------     ---------     --------       --------          --------    ----------      ---------
    Total Latin America......      4,512        (1,637)     (10,264)       108,932            11,715       158,023        (3,238)
                                --------     ---------     --------       --------          --------    ----------      ---------
Corporate & Other............         --        (1,112)      (2,907)            --            10,269        42,726          (738)
                                --------     ---------     --------       --------          --------    ----------      ---------
    Total Company............   $254,068     $(159,045)    $ (3,943)      $429,490          $464,059    $1,542,095     $(217,057)
                                ========     =========     ========       ========          ========    ==========      =========

                                For the Year Ended February 28, 1998                       As of February 28, 1998
                             ------------------------------------------   --------------------------------------------------------
                                           Depreciation                   Investments       Property,
                                                &          Adjusted           in            Plant and     Total          Capital
                                Revenue    Amortization    EBITDA(1)     Affiliates         Equipment     Assets      Expenditures
                                -------    ------------    --------      -----------        ---------    --------     ------------
Europe:
  The Netherlands............   $    --      $     --      $     --       $109,090          $ 20,773    $  308,907      $      --
  Austria....................        --            --            --             --           115,786       323,298             --
  Belgium....................        --            --            --             --            24,526        49,204             --
  Norway.....................        --            --            --             --            51,369       215,517             --
  Other......................     9,996        (6,343)       (9,204)        96,304            27,636        54,572         (6,423)
                                -------      --------      --------       --------          --------    ----------      ---------
    Total Europe.............     9,996        (6,343)       (9,204)       205,394           240,090       951,498         (6,423)
                                -------      --------      --------       --------          --------    ----------      ---------
Asia/Pacific:
  Australia..................    64,370       (77,557)      (24,082)            --           147,871       202,325        (84,375)
  New Zealand................       473        (2,033)       (6,688)            --            26,484        43,349        (16,258)
  Other......................     4,118        (1,212)       (7,192)        14,556             8,746        48,871           (502)
                                -------      --------      --------       --------          --------    ----------      ---------
    Total Asia/Pacific.......    68,961       (80,802)      (37,962)        14,556           183,101       294,545       (101,135)
                                -------      --------      --------       --------          --------    ----------      ---------
Latin America:
  Argentina..................    17,627        (3,296)        2,836            --                 --           --          (1,329)
  Chile......................        --            --            --         78,165                --        78,165            --
  Other......................     1,617          (207)      (11,114)        43,137             6,541        69,102         (3,112)
                                -------      --------      --------       --------          --------    ----------      ---------
    Total Latin America......    19,244        (3,503)       (8,278)       121,302             6,541       147,267         (4,441)
                                -------      --------      --------       --------          --------    ----------      ---------
Corporate & Other............       421        (1,008)       (2,921)            --            11,003       286,525         (3,034)
                                -------      --------      --------       --------          --------    ----------      ---------
    Total Company............   $98,622      $(91,656)     $(58,365)      $341,252          $440,735    $1,679,835      $(115,033)
                                =======      ========      ========       ========          ========    ==========      =========

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

                                 For the Year Ended February 28, 1997
                                ---------------------------------------
                                            Depreciation
                                                 &            Adjusted
                                Revenue     Amortization      EBITDA(1)
                                -------     ------------     ----------

Europe - Other...............   $   --        $    (80)       $ (7,893)
                                -------       --------        --------
Asia/Pacific:
  Australia..................    21,354        (34,087)        (25,471)
  Tahiti.....................     3,513         (1,382)           (816)
  Other......................       145           (800)         (7,935)
                                -------       --------        --------
    Total Asia/Pacific.......    25,012        (36,269)        (34,222)
                                -------       --------        --------
Latin America:
  Argentina..................     4,385         (1,597)           (185)
  Other......................     1,409           (192)         (3,132)
                                -------       --------        --------
    Total Latin America           5,794         (1,789)         (3,317)
                                -------       --------        --------
Corporate & Other............       749           (823)         (3,284)
                                -------       --------        --------
    Total Company............   $31,555       $(38,961)       $(48,716)
                                =======       ========        ========

(1) "Adjusted EBITDA" represents earnings before net interest expense, income tax expense, depreciation and amortization, stock-based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus to value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The Company is not entirely free to use the cash represented by Adjusted
     EBITDA. Several of the Company's consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit the Company's use of cash. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

     Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                                   For the Ten       For the Years Ended
                                                   Months Ended          February 28,
                                                   December 31,   -------------------------
                                                      1998           1998           1997
                                                   ------------   ----------     ----------
          Net operating loss.....................   $(327,781)    $(150,021)     $(87,677)
          Depreciation and amortization..........     159,045        91,656        38,961
          Stock-based compensation expense.......     164,793            --            --
                                                    ---------     ---------      --------
               Consolidated Adjusted EBIDTA......   $  (3,943)    $ (58,365)     $(48,716)
                                                     =========    =========      ========

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

17.   RELATED PARTY TRANSACTIONS

LOANS TO EMPLOYEES

In 1996, UPC loaned certain employees of UPC amounts for the exercise of the employees' stock options, taxes on options exercised, or both. These recourse loans bear interest at 5.0% per annum. The employees' liability to UPC is presented in the consolidated financial statements net of UPC's obligation to the employees under the plan. As of December 31, 1998 and 1997, the receivable from employees, including accrued interest totaled NLG19,177 ($10,147) and NLG18,561 ($9,189), respectively.

ACQUISITIONS OF INTEREST IN PRINCES HOLDINGS AND TARA

In November 1998, UPC purchased from RCL, an entity owned by a discretionary trust for the benefit of the members of the family of John Riordan, a member of the Board of Management of UPC, a 5.0% interest in Tara and a 5.0% interest in Princes Holdings. The price for these interests was 384,531 shares of UIH Class A Common Stock that UPC acquired as part of the UPC Transaction.

18.   SUBSEQUENT EVENTS

UPC INITIAL PUBLIC OFFERING

During February 1999, UPC successfully completed an initial public offering selling 44,600,000 shares on the Amsterdam Stock Exchange and Nasdaq National Market System and raising gross and net proceeds at NLG 63.91 per share of approximately NLG2,850,300 ($1,508,100) and NLG2,705,800 ($1,431,600),
respectively. Concurrent with the offering, DIC exercised one of its two option agreements acquiring 1,558,654 shares for $45,000. Proceeds from the sale of the shares to DIC were used to repay $45,000 of the DIC Loan and related interest. Also concurrent with the offering, proceeds were used to reduce the Senior Revolving Credit Facility totaling NLG635,800 ($336,400), including accrued interest of NLG15,800 ($8,400), repay in its entirety the Bridge Bank Facility totaling NLG110,000 ($58,200), net of the interest reserve account, and acquire NUON's 49.0% interest in UTH. Based on the carrying value of the Company's investment in UPC as of December 31, 1998, UIH would have recognized a gain of approximately $825,000 from the resulting step-up in the carrying amount of UIH's investment in UPC, in accordance with SAB 51. The final gain will be based on the Company's investment in UPC as of the date of the initial public offering. No deferred taxes will be recorded related to this gain due to the Company's intent on holding its investment in UPC indefinitely. UPC's offering reduced the Company's ownership interest from 100% to approximately 64.3%.

RELATIONSHIP WITH MICROSOFT

On January 25, 1999, UPC and Microsoft Corporation signed a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, UPC agreed to grant Microsoft warrants to purchase up to 3,800,000 of its shares or ADSs at Microsoft's option, at an exercise price of $28.00. Half of these warrants will be issued at the earlier of April 25, 1999 or the signing of the first definitive agreement. These warrants will be exercisable after one year from issuance for a period of three years. The other half of the warrants will be issued upon the signing of the first definitive agreement. This half of the warrants will vest and become exercisable based on performance criteria to be established in the definitive agreements, although they also will not be exercisable until at least one year after the date of the closing of UPC's initial public offering. The first half of the warrants are for the right to negotiate to license technology from Microsoft under definitive agreements to be negotiated in the future. UPC expects to record as contract acquisition rights approximately NLG64,400 ($34,100) associated with the first half of the warrants. Such costs are expected to be amortized on a straight-line basis over the expected contract life, which is yet to be determined. The accounting for the cost associated with the second half of the warrants will depend on the ultimate nature of the performance criteria giving rise to the earn-out of these warrants. These warrants will be recorded as such at fair value when it is probable the performance criteria will be met in accordance with EITF Issue No. 96-18.

DIC LOAN

In connection with the loan from DIC, UPC granted DIC, its partner in the Israeli system, an option to acquire $90,000, plus accrued interest, of ordinary shares of UPC at a price equal to 90.0% of the initial public offering price.

                       UNITED INTERNATIONAL HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

Subsequent to December 31, 1998, UPC negotiated an amendment to this option, resulting in an option to acquire $45,000, plus accrued interest, of ordinary shares at a price equal to 90.0% of the initial public offering price, and, if this option is exercised, another option to acquire $45,000, plus accrued interest, of ordinary shares at a price equal to the 30 day average closing price of UPC's shares on the Amsterdam Stock Exchange immediately prior to the second option exercise, or the initial public offering price, whichever is higher. At the IPO, DIC exercised the first option and thus acquired 1,558,654 ordinary shares of UPC. The other option is exercisable until September 30, 2000.

ACQUISITION OF BRATISLAVA CABLE TV SYSTEM

In March 1999, UPC reached final agreement with Siemens Austria ("Siemens") to purchase Siemens' 95.63% interest in SKT s.r.o., the company that owns and operates the cable TV system in Bratislava, Slovak Republic. The completion of the purchase is subject to obtaining the approval of regulatory authorities. The purchase price for the 95.63% interest is approximately NLG77,500 ($41,000).

AGREEMENT FOR THE PURCHASE OF TIME WARNER CABLE FRANCE

In March 1999, UPC and TWE reached a definitive agreement for the purchase by UPC of 100% of Time Warner Cable France, a company which controls and operates three cable TV systems in the suburbs of Paris and Lyon and the city of Limoges. Completion of the purchase, which is subject to regulatory approval, is expected to take place in the third quarter of 1999.

VTRH ACQUISITION

On April 29, 1999, an indirect wholly owned subsidiary of the Company acquired a 60.0% interest in VTRH (the "VTRH Acquisition"). This acquisition, combined with the 40.0% interest in VTRH that is owned by another indirect wholly owned subsidiary of the Company, gives the Company an indirect 100% interest in VTRH. The purchase price for the 60.0% interest in VTRH was approximately $258,000 in cash, which included repayment of advances from the other shareholders of VTRH and certain other expenses. In addition, the Company provided capital for VTRH to prepay approximately $126,000 of existing bank indebtedness and a promissory note from the Company to one of the other shareholders of VTRH.

To finance the prepayment of VTRH's indebtedness and a portion of the purchase price for the VTRH Acquisition, The Company concurrently sold in a private transaction $208,900 of 10.875% Senior Discount Notes due 2009 (the "1999 Notes"). The remaining portion of the VTRH Acquisition was funded with cash on hand and approximately $145,000 borrowed under a Senior Secured Credit Facility between VTRH and a syndicate of banks (the "VTRH Bank Facility").

The VTRH Bank Facility consists of two tranches - Tranche A, which is a single term loan facility with an aggregate principal amount of $140,000, substantially all of which was borrowed for the VTRH Acquisition, and Tranche B, which is a three-year term loan facility, with an aggregate principal amount of up to $80,000. Both tranches have been guaranteed by VTRH and its subsidiaries. The banks are in the process of syndicating the final approximately $50,000 of the VTRH Bank Facility. The Company has agreed to participate in the syndication as necessary.

The 1999 Notes have essentially the same terms as the 1998 Notes, except for the maturity and coupon rate and that the 1999 Notes are not secured.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this item appears in the Company's Proxy Statement for the 1999 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

The information required by this item appears in the Company's Proxy Statement for the 1999 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

The information required by this item appears in the Company's Proxy Statement for the 1999 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

The information required by this item appears in the Company's Proxy Statement for the 1999 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     (a) INDEX TO FINANCIAL STATEMENTS

                                                                                                                    Page
                                                                                                                    ----
     UNITED INTERNATIONAL HOLDINGS, INC.
     Report of Independent Public Accountants...................................................................     60
     Consolidated Balance Sheets as of December 31, 1998 and February 28, 1998..................................     61
     Consolidated Statements of Operations for the Ten Months Ended December 31, 1998,
       the Years Ended February 28, 1998 and February 28, 1997..................................................     62
     Consolidated Statements of Stockholders' (Deficit) Equity for the Ten Months Ended December 31, 1998,
       the Years Ended February 28, 1998 and February 28, 1997..................................................     63
     Consolidated Statements of Cash Flows for the Ten Months Ended December 31, 1998,
       the Years Ended February 28, 1998 and February 28, 1997..................................................     67
     Notes to Consolidated Financial Statements.................................................................     70

     UNITED INTERNATIONAL HOLDINGS, INC. (Parent only)
     Report of Independent Public Accountants on Schedule.......................................................    116
     Schedule I Condensed Financial Information of Registrant (Parent only).....................................    117
     Schedule I Condensed Information as to the Operations of the Registrant (Parent only)......................    118
     Schedule I Condensed Information as to the Cash Flows of the Registrant (Parent only)......................    119

     UNITED INTERNATIONAL PROPERTIES, INC.
     Report of Independent Public Accountants...................................................................    120
     Consolidated Balance Sheets as of December 31, 1998 and February 28, 1998..................................    122
     Consolidated Statements of Operations for the Ten Months Ended December 31, 1998,
       the Years Ended February 28, 1998 and February 28, 1997..................................................    123
     Consolidated Statements of Stockholder's (Deficit) Equity for the Ten Months Ended December 31, 1998,
       the Years Ended February 28, 1998 and February 28, 1997..................................................    124
     Consolidated Statements of Cash Flows for the Ten Months Ended December 31, 1998,
       the Years Ended February 28, 1998 and February 28, 1997..................................................    125
     Notes to Consolidated Financial Statements.................................................................    127

     UIH EUROPE, INC.
     Report of Independent Public Accountants...................................................................    150
     Consolidated Balance Sheets as of December 31, 1998 and February 28, 1998..................................    151
     Consolidated Statements of Operations for the Ten Months Ended December 31, 1998,
       the Years Ended February 28, 1998 and February 28, 1997..................................................    152
     Consolidated Statements of Stockholder's (Deficit) Equity for the Ten Months Ended December 31, 1998,
       the Years Ended February 28, 1998 and February 28, 1997..................................................    153
     Consolidated Statements of Cash Flows for the Ten Months Ended December 31, 1998,
       the Years Ended February 28, 1998 and February 28, 1997..................................................    154
     Notes to Consolidated Financial Statements.................................................................    156

     UNITED TELEKABEL HOLDING N.V.
     Independent Auditors' Report ..............................................................................    178
     Consolidated Balance Sheet as of December 31, 1998 ........................................................    179
     Consolidated Statement of Operations from August 6, 1998 (commencement of operations)
       until December 31, 1998..................................................................................    180
     Consolidated Statement of Cash Flows from August 6, 1998 (commencement of operations)
       until December 31, 1998..................................................................................    181
     Notes to Consolidated Financial Statements.................................................................    182

                                      111

(b)  REPORTS ON FORM 8-K

Date of Report                 Item Reported                           Financial Statements Filed
--------------                 -------------                           --------------------------
December 11, 1998              Item 2 - Purchase of Philips            Item 7 - Financial statements of United and Philips
                               Electronics NV's interest in UPC        Communications B.V. and pro forma financial
                                                                         information

(c)  EXHIBITS

     3.1       Second   Restated   Certificate   of   Incorporation   of  United
               International  Holdings,  Inc.  (the  "Company")  filed  June  4,
               1993.(1)

     3.2 Certificate of Amendment to the Certificate of Incorporation dated February 7, 1994.(2)

     3.3 Certificate of Designations with respect to Convertible Preferred Stock, Series A of the Company.(3)

     3.4 Certificate of Designation with respect to Convertible Preferred Stock, Series B of the Company.(4)

     3.5 Restated Bylaws of the Company amended and restated as of May 25, 1993.(1)

     4.1       Specimen of Class A Common Stock certificate of the Company.(1)

     4.2 The Second Restated Certificate of Incorporation, as amended, and Restated Bylaws of the Company are included as Exhibits 3.1-3.5.

     4.3 Indenture dated as of November 23, 1994, between the Company and Firstar Bank of Minnesota, N.A., as successor in interest to American Bank National Association ("Trustee") as Trustee (the "1994 Indenture").(5)

     4.4 Indenture dated as of November 22, 1995, between the Company and Trustee (the "1995 Indenture").(6)

     4.5 Supplemental Indenture dated as of November 15, 1995, between the Company and Trustee as implementing certain amendments to the 1994 Indenture to permit additional incurrence of indebtedness.(6)

     4.6 Supplemental Indenture dated as of November 15, 1995, between the Company and Trustee as regarding the definition of "accreted value" in the 1994 Indenture.(6)

     4.7 Supplemental Indenture dated as of February 5, 1998, between the Company and Trustee with respect to the 1994 Indenture.(7)

     4.8 Supplemental Indenture dated as of February 5, 1998, between the Company and Trustee with respect to the 1995 Indenture.(7)

     4.9 Warrant Agreement dated as of November 23, 1994, between the Company and Trustee, as Warrant Agent.(5)

     4.10 Amendment No. 1 to Warrant Agreement dated as of November 14, 1995, between the Company and Trustee, as Warrant Agent.(6)

     4.11 Indenture dated as of February 27, 1996, between the Company and Trustee.(8)

     4.12 Indenture dated as of February 5, 1998, between the Company and Trustee.(9)

     4.13 Indenture dated as of April 29, 1999 between the Company and Trustee.(10)

     10.1 Stockholders' Agreement dated as of April 13, 1993, among the Company, United International Holdings (the "Partnership"), certain partners of the Partnership and Apollo Cable Partners L.P. ("Apollo").(11)

     10.2 Standstill Agreement dated as of April 13, 1993, between the Company and Apollo.(11)

     10.3 Letter Agreement dated April 15, 1993, between the Company and Apollo.(11)

     10.4 Registration Rights Agreement dated as of April 13, 1993, between the Company and Apollo.(11)

     10.5 UIH Registration Rights Agreement dated as of April 13, 1993, between the Company and the Partnership.(1)

     10.6      *1993 Stock Option Plan of the Company.(1)

     10.7      *Stock Option Plan for Non-Employee Directors.(12)

     10.8 Form of Indemnification Agreement between the Company and its directors.(1)

     10.9 Amended and Restated Pledge Agreement dated as of November 22, 1995, by the Company in favor of Morgan Stanley & Co. (the "Collateral Agent"), as Collateral Agent (the "1995 Pledge Agreement").(13)

     10.10 First Amendment to 1995 Pledge Agreement dated as of February 5, 1998, between the Company and the Collateral Agent.(7)

     10.11 Pledge Agreement dated as of February 5, 1998, between the Company and the Collateral Agent.(7)

     10.12     Indenture    dated   as   of   May   14,   1996,    between   UIH
               Australia/Pacific, Inc. ("UIH A/P") and Trustee.(14)

     10.13 Indenture dated as of September 23, 1997, between UIH A/P and Trustee.(15)

     10.14 Loan Agreement for NLG1,100,000,000 multi-currency Revolving Credit Facility dated as of October 8, 1997, between UPC and certain of its subsidiaries and The Toronto-Dominion Bank as Agent for the financial institutions identified therein, as amended by a Supplement Agreement dated December 8, 1997.(16)

     10.15 Supplemental Agreement dated January 25, 1999, relating to Loan Agreement for a NLG1,100,000,000 Multi-currency Revolving Credit Facility between UPC and certain of its subsidiaries and The Toronto-Dominion Bank.(17)

     10.16 Loan Agreement for Facilities up to euro340,000,000 dated as of March 10, 1999, among N.V. Telekabel as borrower, and the guarantors and banks named therein.

     10.17 A$400,000,000 Syndicated Senior Secured Debt Facility Agreement dated April 23, 1999, among Austar Entertainment Pty Limited, Chase Securities Australia Limited, the Guarantors named herein and the financial institutions named herein.

     10.18 Credit Agreement dated as of April 28, 1999, among UIH Chile Holding S.A., the subsidiary guarantors named therein, Toronto Dominion (Texas), Inc., TD Securities (USA), Inc. and Citibank, N.A.(10)

     10.19 Amended and Restated Securities Purchase and Conversion Agreement dated as of December 1, 1997, by and among Philip Media B.V., Philips Media Network B.V., the Company, Joint Venture, Inc. and United and Philips Communications B.V.(13)

     10.20 Stock Purchase Agreement, dated as of October 17, 1997, by and among Multicanal S.A., as Buyer, and United International Holdings Argentina, S.A. and UIH Argentina, Inc., as Sellers, relating to the sale of the companies operating in Bahia Blanca.(17)

     10.21 Stock Purchase Agreement, dated as of October 20, 1997, by and among Supercanal Holding S.A., as Buyer, and United International Holdings Argentina, S.A. and UIH Argentina, Inc., as Sellers, relating to the sale of the companies operating in Comodoro Rivadavia and Trelew.(17)

     10.22 Stock Purchase Agreement, dated as of October 20, 1997, by and among Supercanal Holding S.A., as Buyer, and UIH Argentina, Inc. and CV American Holdings L.L.C., as Sellers, relating to the sale of the companies operating in Santa Fe and Entre Rios.(17)

     10.23 Assignment and Amendment Agreement, dated as of October 29, 1997, by and among Supercanal Holding S.A., as Assignor, Multicanal S.A. and Cablevision S.A., as Assignees, and UIH Argentina, Inc. and CV American Holdings L.L.C., as Sellers. This agreement was signed, and the transactions contemplated thereby were closed, on October 29, 1997.(17)

     10.24 Promise Agreement entered into as of October 15, 1998, among UIH Latin America, Inc., VTR S.A. and Compania Nacional de Telefonos, Telefonica del Sur S.A.(10)

     10.25 Share Purchase Agreement dated as of January 19, 1999, among UPC, Belmarken Holding, B.V., UPC Intermediates B.V., N.V. Nuon
               Energie-Onderneming voor Gelderland, Friesland en Flevoland, N.V. Kraton, and UTH, as amended by letter agreements dated January 19 and 25, 1999.(19)

     10.26 Final Amendment to the Share Purchase Agreement dated as of February 17, 1999.(20)

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

     21.2      Unrestricted Subsidiaries of the Company.

     23.1 Consent of Independent Public Accountants--Arthur Andersen LLP (United International Holdings, Inc.).

     23.2 Consent of Independent Public Accountants--Arthur Andersen LLP (United International Properties, Inc.).

     23.3 Consent of Independent Public Accountants--Arthur Andersen LLP (UIH Europe, Inc.).

     23.4 Consent of Independent Public Accountants--Arthur Andersen & Co. (United Telekabel Holding N.V.).

     23.5 Consent of Independent Auditors--Galaz, Gomez Morfin, Chavero, Yamazaki, S.C. (Megapo Comunicaciones de Mexico, S.A. de C.V.).

     24.1      Power of Attorney.

     27.1      Financial Data Schedule.


     *   Management compensation plan.

     (1) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-61376) filed with the Commission on June 23, 1993.
     (2) Incorporated by reference from Form 10-K for the year ended February 28, 1994 (File No. 0-21974).
     (3) Incorporated by reference from Form 8-K dated December 21, 1995 (File No. 0-21974).
     (4) Incorporated by reference from Form 8-K dated July 9, 1998 (File No. 0-21974).
     (5) Incorporated by reference from Form 10-K for the year ended February 28, 1995 (File No. 0-21974).
     (6) Incorporated by reference from the November 30, 1995, Form 10-Q/A dated January 26, 1996 (File No. 0-21974).
     (7) Incorporated by reference from Form 8-K dated February 5, 1998 (File No. 0-21974).
     (8) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 333-00208) filed with the Commission on January 9, 1996.
     (9) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-47245) filed with the Commission on March 3, 1998.
     (10) Incorporated by reference from Form 8-K dated April 29, 1999 (File No. 0-21974).
     (11) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-61376) filed with the Commission on April 21, 1993.
     (12) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-61376) filed with the Commission on July 19, 1993.
     (13) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-3 (File No. 33-97974) filed with the Commission on October 25, 1995.
     (14) Incorporated by reference from Form 10-K for the year ended February 29, 1996 (File No. 0-21974).

     (15) Incorporated by reference from UIH A/P's Registration Statement on Form S-4 filed on November 6, 1997 (File No. 333-39707).
     (16) Incorporated by reference from Form 8-K dated December 11, 1997 (File No. 0-21974).
     (17) Incorporated by reference from Amendment No. 8 to UPC's Registration Statement on Form S-1 filed on February 10, 1999 (File No. 333-67895).
     (18) Incorporated by reference from Form 8-K dated October 17, 1997 (File No. 0-21974).
     (19) Incorporated by reference from Amendment No. 6 to UPC's Registration Statement on Form S-1 dated February 4, 1999 (Registration No. 333-67895).
     (20) Incorporated by reference from Form 8-K dated February 17, 1999 (File No. 0-21974).

(d) SEE INDEX TO FINANCIAL STATEMENTS IN (a) ABOVE.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To United International Holdings, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of United International Holdings, Inc. included in this Form 10-K and have issued our report thereon dated April 30, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               ARTHUR ANDERSEN LLP




Denver, Colorado
April 30, 1999

                                                UNITED INTERNATIONAL HOLDINGS, INC.
                                                            PARENT ONLY
                                                             SCHEDULE I
                                           Condensed Financial Information of Registrant
                                                       (Stated in thousands)

                                                                                                               As of       As of
                                                                                                           December 31, February 28,
                                                                                                               1998        1998
                                                                                                           ------------ ------------
ASSETS
Current assets
  Cash and cash equivalents...............................................................................  $    7,553    $ 236,511
  Restricted cash.........................................................................................         450          835
  Short-term liquid investments...........................................................................      38,367       21,406
  Management fee receivables from related parties.........................................................          --        1,242
  Notes receivable........................................................................................          --          381
  Costs to be reimbursed by affiliated companies, net.....................................................      17,430       13,223
  Other receivables......................................................................................          772           --
  Other current assets, net...............................................................................       1,849          286
                                                                                                            ----------    ---------
        Total current assets..............................................................................      66,421      273,884

Notes receivable, including accrued interest from wholly-owned subsidiaries...............................     200,005       38,993
Investments in and advances to affiliated companies, accounted for under the equity method, net...........          --      123,193
Property, plant and equipment, net of accumulated depreciation of $917 and $917, respectively.............       2,325        2,599
Deferred financing costs, net of accumulated amortization of $1,772 and $139, respectively................      18,133       19,356
Non-current restricted cash and other assets, net.........................................................          74        2,610
                                                                                                            ----------    ---------
        Total assets......................................................................................  $  286,958    $ 460,635
                                                                                                            ==========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable, including related party payables of $0 and $86, respectively..........................  $      264    $     663
  Accrued liabilities.....................................................................................       1,817        1,416
  Losses recognized in excess of investment in unconsolidated subsidiaries................................     319,253           --
                                                                                                            ----------    ---------
        Total current liabilities.........................................................................     321,334        2,079

Senior discount notes.....................................................................................     893,003      818,272
                                                                                                            ----------    ---------
        Total liabilities.................................................................................   1,214,337      820,351
                                                                                                            ----------    ---------
Preferred  stock,  $0.01  par  value,  3,000,000  shares  authorized,  stated at liquidation value:
  Series A Convertible Preferred Stock, 132,144 and 170,513 shares issued and outstanding, respectively...      26,086       32,564
                                                                                                            ----------    ---------
  Series B Convertible Preferred Stock, 139,031 and 0 shares issued and outstanding, respectively.........      30,200           --
                                                                                                            ----------    ---------
Stockholders' deficit:
  Class A Common Stock, $0.01 par value, 60,000,000 shares authorized, 30,674,995
    and 26,381,093 shares issued and outstanding, respectively............................................         307          264
  Class B Common Stock, $0.01 par value, 30,000,000 shares authorized 9,915,880 and 12,863,323 shares
    issued and outstanding, respectively..................................................................          99          128
  Additional paid-in capital..............................................................................     378,597      352,253
  Deferred compensation...................................................................................        (679)         (42)
  Treasury stock, at cost, 2,784,620 and 3,169,151 shares of Class A Common Stock, respectively...........     (29,061)     (33,074)
  Accumulated deficit.....................................................................................  (1,241,986)    (646,085)
  Other cumulative comprehensive loss.....................................................................     (90,942)     (65,724)
                                                                                                            ----------    ---------
        Total stockholders' deficit.......................................................................    (983,665)    (392,280)
                                                                                                            ----------    ---------
        Total liabilities and stockholders' deficit.......................................................  $  286,958    $ 460,635
                                                                                                            ==========    =========

                                   UNITED INTERNATIONAL HOLDINGS, INC.
                                               PARENT ONLY
                                                SCHEDULE I
                         Condensed Information as to the Operations of Registrant
                                          (Stated in thousands)

                                                              For the Ten           For the Years Ended
                                                              Months Ended             February 28,
                                                              December 31,     ----------------------------
                                                                  1998             1998            1997
                                                              ------------     ------------    ------------
Management fee income from related parties..............      $      --          $     452      $     801

Corporate general and administrative expense............         (1,698)              (983)        (1,069)
Depreciation and amortization...........................           (278)              (366)          (395)
                                                              ---------          ---------      ---------
        Net operating loss..............................         (1,976)              (897)          (663)

Interest income.........................................          5,051              5,006          6,652
Interest expense........................................        (76,364)            (6,228)           (27)
Interest income, related parties, net...................         13,558              7,443          5,227
Provision for losses on investment related costs........            255               (451)           (35)
Other income (expense), net.............................             13               (202)           894
                                                              ---------          ---------      ---------
        Net (loss) income before other items............        (59,463)             4,671         12,048

Share in results of affiliated companies, net...........       (486,069)          (347,203)      (150,873)
                                                              ---------          ---------      ---------
        Net loss........................................      $(545,532)         $(342,532)     $(138,825)
                                                              =========          =========      =========

                                                UNITED INTERNATIONAL HOLDINGS, INC.
                                                            PARENT ONLY
                                                             SCHEDULE I
                                        Condensed Information as to Cash Flows of Registrant
                                                       (Stated in thousands)

                                                                                       For the Ten           For the Years Ended
                                                                                       Months Ended             February 28,
                                                                                       December 31,     ----------------------------
                                                                                          1998             1998             1997
                                                                                       ------------     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................................. $(545,532)        $(342,532)      $(138,825)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Share in results of affiliated companies, net.......................................   486,069           347,203         150,873
  Depreciation and amortization.......................................................       279               366             395
  Accretion of interest on senior notes and amortization of deferred financing costs..    76,365             6,212              --
  Provision for losses on marketable equity securities and investment related costs...        --               451              35
  (Increase) decrease in other assets.................................................    (8,813)             (157)          2,238
  (Decrease) increase in accounts payable, accrued liabilities and other..............   (11,524)           (2,582)          1,506
                                                                                       ---------         ---------       ---------
Net cash flows from operating activities..............................................    (3,156)            8,961          16,222
                                                                                       ---------         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.............................................  (145,678)          (77,668)       (160,290)
Proceeds from sale of short-term liquid investments...................................   128,717           107,982         144,262
Restricted cash and short-term investments released...................................       385               765           2,653
Payoff of debt recorded as subsidiary level by parent - recorded as deemed
 capital contribution to subsidiary...................................................        --          (531,800)             --
Investments in and advances to affiliated companies and other investments.............   (69,412)         (192,565)        (18,041)
Increase in notes receivable from affiliates..........................................  (147,333)               --         (37,500)
Payments on note receivable from affiliates...........................................        --             37,500             --
Capital expenditures..................................................................       (56)           (1,841)           (479)
Distribution received from affiliated company.........................................        --            123,230             --
Acquisition, transaction and development costs and other..............................    (4,207)           (2,676)          5,560
                                                                                       ---------         ---------       ---------
    Net cash flows from investing activities..........................................  (237,584)         (537,073)        (63,835)
                                                                                       ---------         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from offering of senior discount notes.......................................        --           812,200              --
Deferred financing costs..............................................................      (409)          (19,495)             --
Issuance of common stock in connection with public offerings, net of financing costs..     7,402                --              --
Issuance of common stock in connection with Company's stock option plan...............     4,789               796             349
Cash paid for warrants................................................................        --                --          (2,156)
Payments made on payable to affiliate, net............................................        --           (76,782)          7,729
                                                                                       ---------         ---------       ---------
    Net cash flows from financing activities..........................................    11,782           716,719           5,922
                                                                                       ---------         ---------       ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................................  (228,958)          188,607         (41,691)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................   236,511            47,904          89,595
                                                                                       ---------         ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................................. $   7,553         $ 236,511       $  47,904
                                                                                       =========         =========       =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of preferred stock utilized in purchase of Australian investments.......... $  29,544         $      --       $      --
                                                                                       =========         =========       =========
  Non-cash issuance of warrants by subsidiary to purchase subsidiary stock............ $      --         $   3,678       $      --
                                                                                       =========         =========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash received for interest.......................................................... $   5,003         $   5,318       $   6,964
                                                                                       =========         =========       =========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United International Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of United International Properties, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1998 and February 28, 1998, and the related consolidated statements of operations, parent's deficit and cash flows for the ten months ended December 31, 1998 (see Note 2) and for the years ended February 28, 1998 and February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. With respect to the year ended February 28, 1998, we did not audit the financial statements of Tele Cable de Morelos S.A. de C.V. and related companies ("Megapo") as of and for the year ended December 31, 1997, an investment which is reflected in the accompanying financial statements using the equity method of accounting. Those financial statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Megapo in the accompanying consolidated financial statements and related footnotes is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of United International Properties, Inc. and subsidiaries as of December 31, 1998 and February 28, 1998 and the results of their operations and their cash flows for the ten months ended December 31, 1998 and the years ended February 28, 1998 and February 28, 1997, in conformity with generally accepted accounting principles.


                               ARTHUR ANDERSEN LLP


Denver, Colorado
April 30, 1999

INDEPENDENT AUDITOR'S REPORT

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

As mentioned in note 2 to the financial statements, as of January 1, 1997, the Company applied provisions of the Fifth Document of Amendments to Bulletin B-10 (Modified) issued by the Mexican Institute of Public Accountants. As a result, the Company changed the method from specific cost applied up to December 31, 1996, to restate the value of property and equipment and its depreciation to that of adjustments due to changes in general price levels. The effect of this change was not measured.

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

                              Galaz, Gomez Morfin, Chavero, Yamazaki, S.C.

Raymundo Diaz Gonzalez

Acapulco, Mexico
March 6, 1998

                                               UNITED INTERNATIONAL PROPERTIES, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                     (Stated in thousands, except share and per share amounts)

                                                                                                             As of          As of
                                                                                                          December 31,  February 28,
                                                                                                             1998           1998
                                                                                                          ------------  ------------
ASSETS
Current assets
  Cash and cash equivalents.............................................................................   $ 12,409      $ 22,764
  Restricted cash.......................................................................................        753         9,115
  Short-term liquid investments.........................................................................      3,131        12,325
  Subscriber receivables, net of allowance for doubtful accounts of $634 and $0, respectively...........      6,970         2,648
  Costs to be reimbursed by affiliated companies, net...................................................        280           211
  Other related party receivables.......................................................................      2,064         3,608
  Other receivables.....................................................................................        933         2,194
  Other current assets, net.............................................................................      6,231         4,899
                                                                                                           --------      --------
        Total current assets............................................................................     32,771        57,764

Investments in and advances to affiliated companies, accounted for under the equity method, net.........    175,281       149,218
Property, plant and equipment, net of accumulated depreciation of $153,860 and $80,103, respectively....    142,688       198,684
Goodwill and other intangible assets, net of accumulated amortization of $18,989 and $12,121,
  respectively..........................................................................................     65,130        50,029
Deferred financing costs, net of accumulated amortization of $3,237 and $1,386, respectively............     11,675        13,734
Non-current restricted cash and other assets, net.......................................................      4,610         5,000
                                                                                                           --------      --------
        Total assets....................................................................................   $432,155      $474,429
                                                                                                           ========      ========

LIABILITIES AND PARENT'S DEFICIT
Current liabilities
  Accounts payable, including related party payables of $2,291 and $1,810, respectively.................   $ 11,679      $ 14,761
  Accrued liabilities...................................................................................     34,165        27,812
  Short-term debt.......................................................................................     59,875           --
  Current portion of senior discount notes..............................................................        412           --
  Current portion of other long-term debt...............................................................      2,189        36,682
  Other current liabilities.............................................................................      3,524           743
                                                                                                           --------      --------
        Total current liabilities.......................................................................    111,844        79,998

Notes payable to parent.................................................................................    107,396        38,993
Senior discount notes...................................................................................    356,640       309,491
Other long-term debt....................................................................................     68,086        77,969
Other long-term liabilities, including due to parent of $575 and $3,238, respectively...................      3,016         4,665
                                                                                                           --------      --------
        Total liabilities...............................................................................    646,982       511,116
                                                                                                           --------      --------
Minority interests in subsidiaries......................................................................      4,983        11,830
                                                                                                           --------      --------
Parent's deficit:
  Common  Stock,  $0.01 par value,  1,000  shares  authorized,  100 and 100 shares issued and
    outstanding, respectively, (pledged as collateral under parent's senior discount notes).............         --            --
  Additional paid-in capital............................................................................    615,712       509,959
  Accumulated deficit...................................................................................   (770,620)     (514,990)
  Other cumulative comprehensive loss...................................................................    (64,902)      (43,486)
                                                                                                           --------      --------
        Total parent's deficit..........................................................................   (219,810)      (48,517)
                                                                                                           --------      --------
Commitments and Contingencies (Notes 13 and 14)

        Total liabilities and parent's deficit..........................................................   $432,155      $474,429
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

                                            UNITED INTERNATIONAL PROPERTIES, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Stated in thousands)

                                                                                       For the Ten         For the Years Ended
                                                                                       Months Ended            February 28,
                                                                                       December 31,     --------------------------
                                                                                          1998             1998           1997
                                                                                       ------------     -----------    -----------
Revenue.............................................................................    $  81,781        $  88,644     $  30,771
System operating expense............................................................      (65,688)         (62,886)      (26,799)
System selling, general and administrative expense..................................      (48,825)         (59,385)      (33,655)
Corporate general and administrative expense........................................      (14,790)         (20,250)      (16,258)
Depreciation and amortization.......................................................      (82,217)         (85,204)      (38,566)
                                                                                        ---------        ---------     ---------
        Net operating loss..........................................................     (129,739)        (139,081)      (84,507)

Interest income.....................................................................        1,973            2,568         6,480
Interest expense....................................................................      (48,339)        (116,015)      (79,632)
Interest expense, related party.....................................................       (7,536)          (7,063)       (5,029)
Provision for losses on marketable equity securities and investment related costs...       (6,810)         (14,342)       (5,824)
Gain on sale of investments in affiliated companies.................................           --           90,020        65,249
Other expense, net..................................................................       (3,896)          (4,961)         (833)
                                                                                        ---------        ---------     ---------
        Net loss before other items.................................................     (194,347)        (188,874)     (104,096)

Share in results of affiliated companies, net.......................................      (28,487)         (26,771)      (23,273)
Minority interests in subsidiaries..................................................          617            1,685         4,358
                                                                                        ---------        ---------     ---------
        Net loss before extraordinary charge........................................     (222,217)        (213,960)     (123,011)

Extraordinary charge for early retirement of debt...................................           --          (79,091)           --
                                                                                        ---------        ---------     ---------
        Net loss ...................................................................    $(222,217)       $(293,051)    $(123,011)
                                                                                        =========        =========     =========



                      The  accompanying  notes  are an  integral  part of  these consolidated financial statements.

                                                                 123

                                               UNITED INTERNATIONAL PROPERTIES, INC.
                                            CONSOLIDATED STATEMENTS OF PARENT'S DEFICIT
                                            (Stated in thousands, except share amounts)

                                                                                           Other
                                             Common Stock      Additional                Cumulative         Total
                                         --------------------   Paid-In    Accumulated  Comprehensive    Comprehensive
                                           Shares      Amount   Capital      Deficit       Loss(1)           Loss          Total
                                         ----------  --------  ----------  -----------  --------------   -------------   ---------
Balances, February 29, 1996.............    100        $ --    $ 61,669    $ (98,928)     $ (5,484)        $      --     $ (42,743)
Gain on sale of stock by subsidiary.....     --          --       5,898           --            --                --         5,898
Capital distribution to parent..........     --          --      (2,079)          --            --                --        (2,079)
Net loss................................     --          --          --     (123,011)           --          (123,011)     (123,011)
Unrealized loss on investment...........     --          --          --           --        (4,880)           (4,880)       (4,880)
Change in cumulative translation
 adjustments............................     --          --          --           --        (1,141)           (1,141)       (1,141)
                                            ---        ----     --------   ---------      --------         ---------     ---------
Balances, February 28, 1997.............    100          --      65,488     (221,939)      (11,505)        $(129,032)     (167,956)
                                                                                                           =========

Issuance of warrants to purchase
 common stock of subsidiary.............     --          --       3,678           --            --         $      --         3,678
Gain on sale of stock by subsidiary.....     --          --       7,614           --            --                --         7,614
Payoff of debt recorded at subsidiary
 level by parent - recorded as
 deemed capital contribution............     --          --     531,800           --            --                --       531,800
Capital distribution to parent, net          --          --     (98,621)          --            --                --       (98,621)
Net loss................................     --          --          --     (293,051)           --          (293,051)     (293,051)
Change in unrealized gain (loss)
 on investments, net....................     --          --          --           --        (1,593)           (1,593)       (1,593)
Provision for loss on marketable
 equity securities......................     --          --          --           --         8,013             8,013         8,013
Change in cumulative translation
 adjustments............................     --          --          --           --       (38,401)          (38,401)      (38,401)
                                            ---        ----    --------    ---------      --------         ---------     ---------
Balances, February 28, 1998.............    100          --     509,959     (514,990)      (43,486)        $(325,032)      (48,517)
                                                                                                           =========

Cash contributions from parent..........     --          --      65,982           --            --         $      --        65,982
Non-cash contributions from parent......     --          --      39,767           --            --                --        39,767
Distribution of net investment in
 subsidiaries to parent, at cost........     --          --           4           --            --                --             4
Elimination of historical two month
 reporting difference due to change
 in fiscal year end.....................     --          --          --      (33,413)           --                --       (33,413)
Net loss................................     --          --          --     (222,217)           --          (222,217)     (222,217)
Change in unrealized gain (loss)
 on investment, net.....................     --          --          --           --          (505)             (505)         (505)
Change in cumulative translation
 adjustments............................     --          --          --           --       (20,911)          (20,911)      (20,911)
                                            ---        ----    --------    ---------      --------         ---------     ---------
Balances, December 31, 1998.............    100        $ --    $615,712    $(770,620)     $(64,902)        $(243,633)    $(219,810)
                                            ===        ====    ========    =========      ========         =========     =========

 (1) Other  Cumulative  Comprehensive  Loss at the end of each reporting  period consists of the following:

                                                   As of          As of February 28,           As of
                                               February 29,     ----------------------      December 31,
                                                   1996           1997         1998            1998
                                               ------------     ---------    ---------      ------------

Foreign currency translation adjustments...      $(4,295)       $ (5,436)    $(43,837)       $(64,748)
Unrealized gain (loss) on investments......       (1,189)         (6,069)         351            (154)
                                                 -------        --------     --------        --------
        Total..............................      $(5,484)       $(11,505)    $(43,486)       $(64,902)
                                                 =======        ========     ========        ========


                      The  accompanying  notes  are an  integral  part of  these consolidated financial statements.

                                                                124

                                               UNITED INTERNATIONAL PROPERTIES, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Stated in thousands)

                                                                                         For the Ten         For the Years Ended
                                                                                         Months Ended            February 28,
                                                                                         December 31,     --------------------------
                                                                                            1998             1998           1997
                                                                                         ------------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................................................. $(222,217)       $(293,051)    $(123,011)
Elimination of historical two month reporting difference due to change in fiscal year
 end.....................................................................................   (33,413)             --            --
Adjustments to reconcile net loss to net cash flows from operating activities:
  Extraordinary charge for early retirement of debt......................................        --           79,091            --
  Share in results of affiliated companies, net..........................................    34,423           27,860        23,273
  Allocation of general, administrative and other expenses accounted for as a net
    contribution of capital by parent....................................................     7,899           15,910         9,091
  Gain on sale of investments in affiliated companies, net...............................        --          (90,020)      (65,249)
  Minority interests share of losses.....................................................      (617)          (1,685)       (4,358)
  Depreciation and amortization..........................................................     99,703          85,204        38,566
  Accretion of interest on senior notes and amortization of deferred financing costs.....     49,798         104,311        73,695
  Compensation expense related to stock options..........................................      2,669              --            --
  Provision for losses on marketable equity securities and investment related costs......      6,342          14,342         5,824
  Increase in receivables, net...........................................................     (3,395)         (4,128)         (991)
  (Increase) decrease in  other assets...................................................     (8,723)          7,471        (8,263)
  Increase in accounts payable, accrued liabilities and other............................     26,969           9,905        25,595
                                                                                          ----------      ----------     ---------
        Net cash flows from operating activities.........................................    (40,562)        (44,790)      (25,828)
                                                                                          ----------      ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments................................................     (3,923)        (16,988)     (199,242)
Proceeds from sale of short-term liquid investments......................................     13,117          23,303       180,602
Restricted cash released (deposited).....................................................      7,943          (9,115)        9,820
Investments in and advances to affiliated companies......................................    (38,346)        (64,540)     (100,247)
Proceeds from sale of investments in affiliated company..................................         --         211,125        43,098
Capital expenditures.....................................................................    (75,454)       (106,776)     (204,187)
Deconsolidation of New Zealand subsidiary................................................     (9,881)             --            --
Proceeds from sale of property, plant and equipment......................................         --           5,332            --
Distribution received from affiliated company............................................        223           1,248            --
(Decrease) increase in construction payables.............................................     (2,007)        (29,621)       38,331
Payments on notes receivable.............................................................      3,370          11,827        45,264
Acquisition, transaction and development costs and other.................................       (633)         (3,322)      (13,057)
                                                                                          ----------      ----------     ---------
        Net cash flows from investing activities.........................................   (105,591)         22,473      (199,618)
                                                                                          ----------      ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from offering of senior discount notes..........................................         --          29,925       225,115
Proceeds from short-term and long-term borrowings........................................     39,519         233,210         7,263
Deferred financing costs.................................................................       (486)        (11,373)      (10,670)
Repayments of long and short-term borrowings.............................................    (30,183)       (119,114)      (15,463)
Capital contribution from (distribution to) parent.......................................     65,982        (123,230)      (11,170)
Payments received on receivable from parent, net.........................................         --          76,782            --
Proceeds from (payment on) note payable to parent........................................     60,865         (37,500)       39,428
Payment of sellers notes.................................................................         --         (46,351)      (11,856)
Cash contributed from minority interest partners.........................................         --          22,042            --
                                                                                          ----------      ----------     ---------
        Net cash flows from financing activities.........................................    135,697          24,391       222,647
                                                                                          ----------      ----------     ---------
EFFECT OF EXCHANGE RATES ON CASH.........................................................        101            (190)        1,056
                                                                                          ----------      ----------     ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........................................    (10,355)          1,884        (1,743)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................................     22,764          20,880        22,623
                                                                                          ----------      ----------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................................. $   12,409      $   22,764     $  20,880
                                                                                          ==========      ==========     =========

                      The  accompanying  notes  are an  integral  part of  these consolidated financial statements.

                                                                125

                                               UNITED INTERNATIONAL PROPERTIES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                       (Stated in thousands)


                                                                                         For the Ten         For the Years Ended
                                                                                         Months Ended            February 28,
                                                                                         December 31,     --------------------------
                                                                                            1998             1998           1997
                                                                                         ------------     -----------    -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Payoff of debt recorded at subsidiary level by parent - recorded as deemed capital
   contribution to subsidiary............................................................ $       --      $  531,800     $      --
                                                                                          ==========      ==========     =========
  Issuance of parent company preferred stock utilized in purchase of Australian
   investment............................................................................ $   29,544      $     --       $      --
                                                                                          ==========      ==========     =========
  Note issued upon purchase of remaining interest in Brazilian investment................ $    5,683
                                                                                          ==========      ==========     =========
  Seller notes for purchase of Argentine systems......................................... $       --      $   52,061     $  33,401
                                                                                          ==========      ==========     =========
  Note issued upon sale of investments in Venezuela...................................... $       --      $    6,500     $      --
                                                                                          ==========      ==========     =========
  Note received upon sale of investment in Brazil system................................. $       --      $       --     $  35,000
                                                                                          ==========      ==========     =========
  Non-cash stock issuance for purchase of 50.0% interest in New Zealand affiliate......... $       --      $       --     $   7,800
                                                                                          ==========      ==========     =========
  Conversion of notes receivable to equity investment.................................... $       --      $    6,908     $      --
                                                                                          ==========      ==========     =========
  SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest............................................................... $    6,223      $    7,497     $     870
                                                                                          ==========      ==========     =========
    Cash received for interest........................................................... $      558      $    2,376     $   4,936
                                                                                          ==========      ==========     =========
  DECONSOLIDATION OF NEW ZEALAND SUBSIDIARY:
    Working capital...................................................................... $    4,159       $      --      $     --
    Property, plant and equipment........................................................    (26,484)             --            --
    Goodwill and other intangible assets.................................................     (2,805)             --            --
    Notes payable and other debt.........................................................      3,833              --            --
    Minority interest....................................................................     11,416              --            --
                                                                                          ----------       ---------      --------
          Total cash relinquished........................................................ $   (9,881)      $      --      $     --
                                                                                          ==========       =========      ========
  SALE OF ARGENTINE CABLE SYSTEMS:
    Working capital, net of cash relinquished of $2,133.................................. $       --      $   (3,319)    $      --
    Investments in affiliated companies..................................................         --          83,535            --
    Property, plant and equipment and other long-term assets.............................         --           4,560            --
    Goodwill and other intangible assets.................................................         --          60,727            --
    Sellers notes (assumed by the buyers)................................................         --         (24,398)           --
    Gain on sale.........................................................................         --          90,020            --
                                                                                          ==========      ==========     =========
          Cash received from sale........................................................ $       --      $  211,125     $      --
                                                                                          ==========      ==========     =========
  ACQUISITION OF BAHIA BLANCA SYSTEM:
    Working capital, including cash acquired of $97...................................... $       --      $       --     $  14,752
    Property, plant and equipment and other long-term assets.............................         --              --        (4,051)
    Goodwill and other intangible assets.................................................         --              --       (63,464)
    Purchase money notes and other debt..................................................         --              --        26,381
                                                                                          ----------      ----------     ---------
          Total cash paid................................................................ $       --      $       --     $ (26,382)
                                                                                          ==========      ==========     =========

                      The  accompanying  notes  are an  integral  part of  these consolidated financial statements.

                                                                126

                      UNITED INTERNATIONAL PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Stated in thousands, except share and per share amounts)

1.   ORGANIZATION AND NATURE OF OPERATIONS

United International Properties, Inc. ("UIPI" or the "Company"), a wholly-owned subsidiary of United International Holdings, Inc. ("UIH") was formed on September 21, 1994 in connection with the transaction contemplated by UIH's offering of 14% senior discount notes (the "Old Notes").

Under UIH's offering of the Old Notes, UIH contributed to UIPI, UIH's interests in certain operating properties and early stage projects in Latin America and Asia/Pacific. UIPI will hold all of UIH's future investments and development projects in Latin America and Asia/Pacific. The accompanying financial statements have been prepared on a basis of reorganization accounting as though UIPI had performed all foreign development activities and made all acquisitions of the foreign multi-channel television interests in Latin America and Asia/Pacific since inception. UIPI reflected all of the transfers from UIH as a capital contribution from parent in the accompanying consolidated financial statements.

The following chart presents a summary of the Company's significant investments in multi-channel television and telephony operations as of December 31, 1998.

********************************************************************************
*                                                                              *
*                                     UIH                                      *
*                                                                              *
********************************************************************************
                                       *
                                 100%  *
********************************************************************************
*                                                                              *
*                                     UIPI                                     *
*                                                                              *
********************************************************************************
                                       *
                  ****************************************
             98%  *                                      *  100%
*************************************** ****************************************
*UIH Asia/Pacific Communications, Inc.* *       UIH Latin America, Inc.        *
*              ("UAP")*               * *             ("UIH LA")               *
*************************************** ****************************************
                   *                         *
                   *                         *
*************************************** ****************************************
*                                     * *                                      *
*Australia:                           * *Brazil:                               *
* CTV Pty Limited and STV Pty         * * TV Show Brasil, S.A.                 *
*  Limited (collectively,             * *  ("TVSB")                  100.0%    *
*  "Austar")                100.0%    * * TV Cabo e Comunicacoes               *
* United Wireless Pty                 * *  de Jundiai, S.A.                    *
*  Limited ("United                   * *  ("Jundiai")                46.3%    *
*  Wireless")               100.0%    * *Chili:                                *
* XYZ Entertainment Pty               * * VTR Hipercable S.A.                  *
*  Limited ("XYZ                      * *  ("VTRH")                   40.0% (3)*
*  Entertainment")           50.0%    * *Mexico:                               *
*China:                               * * Tele Cable de Morelos, S.A.          *
* Hunan International TV              * *  de C.V. ("Megapo")         49.0%    *
*  Communications Company             * *Peru:                                 *
*  Limited ("HITV")          49.0% (1)* * Cable Star S.A. ("Cable              *
*New Zealand:                         * *  Star")                     60.0%    *
* Saturn Communications               * *Latin American Programming:           *
*  Limited ("Saturn")        65.0%    * * MGM Networks Latin                   *
*Philippines:                         * *  America LLC ("MGM                   *
* Philipino Cable                     * *  Networks LA")              50.0%    *
*  Corporation ("PCC")       19.6% (2)* *                                      *
*Tahiti:                              * ****************************************
* Telefenua S.A.                      *
*  ("Telefenua")             90.0%    *
*                                     *
***************************************

(1) Pursuant to a memorandum of understanding with AmTec, Inc. ("AmTec") UAP and AmTec agreed to exchange UAP's interest in HITV for AmTec stock. Closing on the transaction is expected to occur by the end of 1999, subject to certain conditions.

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

(2) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40.0% equity ownership interest in Sun Cable Systems ("Sun Cable"). UIPI will hold an effective 19.6% interest in PCC when the merger between Sun Cable (49.0%) and Sky Cable (51.0%) is completed in 1999.
(3) On April 29, 1999, ULA acquired the remaining ownership interest in VTRH from its current partners, increasing its ownership interest to 100% (see
     Note 17).

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had a net working capital deficit of $79,073. Subsequent to December 31, 1998, $36,738 of short-term debt was refinanced on a long-term basis. Sources of cash in the next year may include funding from UIH, raising of additional private or public debt or equity and/or the sale of non-strategic assets by certain subsidiaries. Management believes that these capital resources will enable UIPI to fund the operating and development requirements of its subsidiaries and to cover corporate overhead for the next year. If UIPI pursues new acquisitions or development opportunities, UIPI would need to raise additional capital or seek strategic partners.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The Company has consolidated the operations of Saturn since July 1, 1996. Prior to that time, the Company accounted for its investment in Saturn under the equity method. Effective January 1, 1998, the Company discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting. The change was made to comply with the consensus guidance of the Emerging Issues Task Force regarding Issue 96-16 "EITF 96-16", and related rules of the SEC, because the minority shareholders of Saturn have participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. The Company is currently discussing alternatives which would allow for the consolidation of Saturn. Effective October 1, 1998, the Company discontinued consolidating the results of operations of Telefenua due to an other-than-temporary loss of control and began using the equity method of accounting. In September 1996, ULA contributed its wholly-owned subsidiaries in Chile in exchange for a 34% interest in VTRH. Prior to the formation of the joint venture, the Company accounted for these Chilean investments under the equity method. For the first nine months of the year ended February 28, 1998, the Company accounted for its investments in Comodoro, Trelew and Santa Fe, Argentina under the equity method, due to an expected joint venture in Argentina. This joint venture was abandoned due to the sale of these interests in October 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

CHANGE IN FISCAL YEAR END

Prior to the ten months ended December 31, 1998, the Company's fiscal year end was February 28, and it accounted for its share of the income or loss of its operating companies based on the calendar year results of each operating company. This created a two month delay in reporting the operating company results in the Company's consolidated results for its fiscal year-end. On February 24, 1999, the Company changed its fiscal year-end from the last day in February to the last day in December, effective December 31, 1998. To effect the transition to the new fiscal year end, the combined results of operations of the operating companies for January and February 1998, a loss of $33,413, has been reported as a one-time charge to retained deficit as of March 1, 1998 in the consolidated statement of parent's deficit. Consequently, the consolidated statement of operations presents the consolidated results of the Company and its subsidiaries for the ten months ended December 31, 1998. For comparative purposes, the Company's consolidated revenue, net operating loss and net loss were $74,381, $115,275 and $173,174, respectively, for the ten months ended December 31, 1997.

CASH AND CASH EQUIVALENTS AND SHORT-TERM LIQUID INVESTMENTS

Cash and cash equivalents include cash and investments with original maturities of less than three months. Short-term investments include certificates of

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

deposit, commercial paper, corporate bonds and government securities which have original maturities greater than three months, but less than twelve months. Short-term investments are classified as available-for-sale, and are reported at fair market value.

RESTRICTED CASH

Cash held as collateral for letters of credit and other loans is classified based on the expected expiration of such facilities. Cash held in escrow and restricted to a specific use is classified based on the expected timing of such disbursement.

COSTS TO BE REIMBURSED BY AFFILIATED COMPANIES

The Company incurs costs on behalf of affiliated companies, such as salaries and benefits, travel and professional services. These costs are reimbursed by the affiliated companies.

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

For those investments in unconsolidated subsidiaries and companies in which the Company's voting interest is 20.0% to 50.0%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate, limited to the extent of the Company's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net tangible assets.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Assets constructed incorporate overhead expense and interest charges incurred during the period of construction; investment subsidies are deducted. Upon disconnection of a subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off and accounted for as an operating cost. Depreciation is calculated using the straight-line method over the economic life of the asset.

The economic lives of property, plant and equipment at acquisition are as follows:

    Cable distribution networks....................    5-20 years
    Subscriber premises equipment and converters...    3-10 years
    MMDS/DTH distribution facilities...............    5-20 years
    Office equipment, furniture and fixtures.......    3-10 years
    Buildings and leasehold improvements...........    3-33 years
    Other..........................................    3-10 years

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized on a straight-line basis over 15 years. Licenses in newly-acquired companies are recognized at the fair market value of those licenses at the date of acquisition. Licenses in new franchise areas include the capitalization of direct costs incurred in obtaining the license. The license value is amortized on a straight-line basis over the initial license period, up to a maximum of 20 years.

RECOVERABILITY OF TANGIBLE AND INTANGIBLE ASSETS

The Company evaluates the carrying value of all tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

DEFERRED FINANCING COSTS

Costs to obtain debt financing are capitalized and amortized over the life of the debt facility using the effective interest method.

OTHER COMPREHENSIVE LOSS

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that an enterprise
(i) classify items of other comprehensive income (loss) by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

REVENUE RECOGNITION

Revenue is primarily derived from the sale of cable television services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess would be deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different countries worldwide.

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method, which results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. UAP and ULA have incentive stock option plans for their employees. With respect to these plans, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense and deferred compensation expense are recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock.

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

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

Cumulative translation adjustments are recorded as a separate component of parent's (deficit) equity, included in Other Comprehensives Loss.

Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

Cash flows from the Company's operations in foreign countries are translated based on their functional currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not agree to changes in the corresponding balances on the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in a currency other than their own functional currency. In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires that a public business enterprise report certain financial and descriptive information about its reportable segments. The Company adopted SFAS 131 for the ten months ended December 31, 1998.

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

The American Institute of Certified Public Accountants recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, for projects in progress and prospectively, with earlier application encouraged. Management believes that the adoption of SOP 98-1 will not have a material effect on its financial position or results of operations.

The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written off and accounted for as a cumulative effect of an accounting change. The company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.   ACQUISITIONS AND DISPOSITIONS

MGM NETWORKS LA

In 1997, ULA and International Family Entertainment ("IFE") created United Family Communications, LLC ("UFC") which was 50.0% owned by ULA and IFE. In July 1997, UFC launched two channels of Spanish and Portuguese language family-oriented programming distributed via satellite throughout Latin America. In May 1998, ULA acquired IFE's 50.0% ownership interest in UFC and then entered into a joint venture with a division of Metro-Goldwyn-Mayer, Inc. ("MGM") to form MGM Networks LA. Under the terms of the joint venture, ULA contributed its 100.0% interest in UFC for a 50.0% interest in MGM Networks LA, and MGM acquired

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

a 50.0% interest in MGM Networks LA by contributing its Brazil channel (MGM Gold Brazil) and committing to fund the first $9,900 ($6,700 of which was funded at closing) required by MGM Networks LA. MGM Networks LA has also entered into a trademark license agreement with MGM for the use of the MGM brand name and also into a program license agreement to acquire programming from MGM.

AUSTAR

In July 1998, Austar acquired certain Australian pay television assets of East Coast Television Pty Limited ("ECT"), an affiliate of Century Communications Corporation ("Century"), for $6,155 of the Company's newly-created Series B Convertible Preferred Stock. ECT's subscription television business includes subscribers and certain MMDS licenses and transmission equipment serving the areas in and around Newcastle, Gossford, Wollongong and Tasmania, Australia.

XYZ ENTERTAINMENT

In September 1998, UAP acquired the Australian programming assets held by Century, consisting of Century's 25.0% interest in XYZ Entertainment, a programming company that owns and/or distributes five channels to the Australian multi-channel marketplace. Following the acquisition, UAP owns a total of 50.0% of XYZ Entertainment. The purchase price consisted of $1,231 in cash and $23,389 of the Company's Series B Preferred Stock.

TVSB

On October 2, 1998, ULA increased its ownership interest in TVSB from 45.0% to 100% for $11,400, half of which was paid in cash, with the remainder financed by the seller. This "TVSB Seller Note" bears interest at 10.0% and is due September 14, 1999.

CABLE STAR

In October 1998, ULA and Arequipa Cable Vision ("ACV") each contributed their Peruvian multi-channel television assets to Cable Star, with ULA receiving 60.0% of the outstanding shares of Cable Star and the former shareholders of ACV receiving the other 40.0%.

ARGENTINA

In October 1996, the Company acquired 100% of two cable systems and 80.0% of a third system, serving the cities of Bahia Blanca and Punta Alta, for approximately $52,520. Under terms of the agreements, the Company had the option to acquire, or could have been required to purchase, the remaining 20.0% of the third system between April 24, 1998 and October 31, 1998. The Company had accrued $4,406 related to this option. The Company paid $26,382 in cash at the date of acquisition, with the remaining $26,138 to be paid over the following 18 months. Details of the net assets acquired, which were denominated in Argentine pesos and translated to U.S. dollars using the exchange rate on the date of acquisition, were as follows:

     Tangible assets...................................        $ (4,051)
     Goodwill .........................................         (63,464)
     Cash..............................................             (97)
     Other.............................................          (5,958)
     Accounts payable and accrued liabilities..........          20,807
     Notes payable.....................................             243
                                                               --------
                                                                (52,520)
     Less purchase money notes.........................          26,138
                                                               --------
          Total cash paid..............................        $(26,382)
                                                               ========

In April 1997, ULA acquired 100% of multi-channel television systems in Comodoro and Trelew, Argentina for a total purchase price of $27,900, of which $13,900 was paid at closing and the remaining $14,000 was due in 18 monthly installments beginning May 1997. Also in April 1997, ULA agreed to acquire up to an 80.0% equity interest in the multi-channel television systems located in Santa Fe, Parana and Galvez, Argentina for a total purchase price of $59,000. In April 1997, ULA closed the acquisition of the first 31.0% equity interest for a total purchase price of $23,000 and paid a $2,000 deposit to acquire the additional 38.0% equity interest by July 15, 1997 and the additional 11.0% equity interest by the end of July 1997. The total purchase price was paid 50.0% at closing and the balance was to be paid in monthly installments through June 2000.

In October 1997, the Company completed the sale of all of its cable television assets in Argentina, including the regions of Bahia Blanca, Comodoro, Trelew and

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

Santa Fe (the "Argentina Transaction"). The sale price for Bahia Blanca, Comodoro, Trelew and Santa Fe collectively was $268,200, of which $25,300 consisted of remaining notes payable to sellers from the original acquisitions. From this net sales price of $242,900, $29,600 was paid directly by the buyers to other minority interest stockholders, resulting in net proceeds to the Company of approximately $211,125. The payment was received in full in cash, except for an amount placed in escrow, subject to finalization of post-closing adjustments. The Company recognized a gain on the transaction of $90,020. Under the terms of its lending arrangements with a group of banks, the Company repaid from the proceeds of the sale all of its outstanding indebtedness under its bridge loan facility totaling $110,000 plus accrued interest.

TARA

In October 1997, Tara issued shares to third parties in exchange for consideration totaling $2,476, thereby diluting the Company's interest in Tara from 100% to 75.0%. A gain of $1,629 recognized on the transaction was credited to additional paid-in capital in accordance with SAB 51.

NET SAO PAULO

In August 1996, the Company sold its 34.0% interest in Net Sao Paulo for $43,098 in cash and a $35,000 note receivable which was collected during the year ended February 28, 1997. The Company recognized a gain of $65,249 on the transaction.

STX, CABLEVISION AND VTRH

In June 1995, ULA completed an acquisition of 65.0% of Red de Television y Servicios por Cable S.A. ("STX"), a Chilean company which owned and operated eight cable television systems in Northern Chile. The purchase price was $25,918. In June 1996, ULA acquired the remaining 35.0% of STX for $24,000. The Company acquired an initial 50.0% interest in Cablevision S.A. ("Cablevision") in January 1994 for $3,900. In January 1996, ULA increased its ownership in Cablevision to 100% for approximately $22,100. ULA contributed its interests in STX and Cablevision in exchange for a 40.0% interest in VTRH in September 1996. Prior to the formation of VTRH, the Company accounted for its investments in Cablevision and STX under the equity method, in contemplation of the formation of VTRH.

SATURN

In July 1994, the Company acquired a 50.0% interest in Kiwi Communications Limited, which subsequently changed its name to Saturn. In July 1996, the Company acquired the remaining 50.0% interest in Saturn in exchange for a 2.6% interest in a wholly-owned subsidiary of UAP, UIH Australia/Pacific Inc. ("UIH A/P") which was valued at approximately $7,800. The holder of this 2.6% interest in UIH A/P subsequently exchanged it for a 2.0% interest in UAP. Details of the net assets acquired, which were determined in New Zealand dollars and translated to U.S. dollars using the exchange rate on the day of the acquisition, were as follows:

     Tangible assets...................................         $8,509
     Receivables, prepaids and other...................            373
     Cash..............................................            708
     Accounts payable and accrued liabilities..........         (1,430)
     Net investment prior to acquisition of 50.0%......         (9,133)
                                                                ------
         Net assets....................................           (973)
     Goodwill..........................................          8,773
                                                                ------
         Total consideration...........................         $7,800
                                                                ======

In July 1997, SaskTel Holdings (New Zealand), Inc. ("SaskTel") purchased a 35.0% equity interest in Saturn by investing approximately New Zealand $29,900 ($19,566) directly into Saturn for its newly-issued shares, thereby reducing the Company's equity interest in Saturn to 65.0%. A gain of $5,985 recognized on the transaction was credited to additional paid-in capital in accordance with SAB 51.

PRO FORMA FINANCIAL INFORMATION FOR THE YEARS ENDED FEBRUARY 28, 1998 AND 1997

The following pro forma condensed consolidated operating results for the years ended February 28, 1998 and 1997 give effect to the Argentina Transaction as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information and notes thereto do not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

                                                   For the Year Ended          For the Year Ended
                                                   February 28, 1998           February 28, 1997
                                               -------------------------    --------------------------
                                               Historical   Pro Forma(1)    Historical   Pro Forma (2)
                                               ----------   ------------    ----------   -------------
     Revenue...............................    $  88,644      $  71,017     $  30,771      $  26,386
                                               =========      =========     =========      =========
     Net operating loss....................    $(139,081)     $(138,908)    $ (84,507)     $ (83,086)
                                               =========      =========     =========      =========
     Net loss before extraordinary charge..    $(213,960)     $(295,469)    $(123,011)     $(120,534)
                                               =========      =========     =========      =========
     Net loss..............................    $(293,051)     $(374,560)    $(123,011)     $(120,534)
                                               =========      =========     =========      =========

     (1) Represents elimination of historical statement of operations balances for the Argentina systems and elimination of the gain recorded on the Argentina Transaction.
     (2) Represents elimination of historical statement of operations balances for Bahia Blanca.

The following unaudited pro forma condensed consolidated operating results for the year ended February 28, 1997 gives effect to the disposition of the 34.0% interest in Net Sao Paulo as if it had occurred at the beginning of the period. This pro forma condensed consolidated financial information and note thereto do not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                For the Year Ended
                                                February 28, 1997
                                            ---------------------------
                                            Historical    Pro Forma (1)
                                            ----------    -------------
     Revenue..............................  $  30,771       $  30,771
                                            =========       =========
     Net loss.............................  $(123,011)      $(186,471)
                                            =========       =========

     (1) Represents elimination of historical statement of operations balances related to Net Sao Paulo and elimination of the gain recorded on the sale.

4.   CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

                                                           As of December 31, 1998
                                           -------------------------------------------------------
                                                            Restricted
                                                             Cash and
                                           Cash and Cash    Short-term      Short-term
                                            Equivalents     Investments     Investments     Total
                                           -------------    -----------     -----------    -------
     Cash.................................   $ 1,499           $753           $   --       $ 2,252
     Certificates of deposit..............        --             --              250           250
     Commercial paper.....................    10,648             --            1,187        11,835
     Corporate bonds......................        --             --              187           187
     Government securities................       262             --            1,507         1,769
                                             -------           ----           ------       -------
        Total.............................   $12,409           $753           $3,131       $16,293
                                             =======           ====           ======       =======

                                                             As of February 28, 1998
                                           -------------------------------------------------------
                                                            Restricted
                                                             Cash and
                                           Cash and Cash    Short-term      Short-term
                                            Equivalents     Investments     Investments     Total
                                           -------------    -----------     -----------    -------
     Cash.................................   $22,764          $5,524         $    --       $28,288
     Certificates of deposit..............        --              --           8,399         8,399
     Commercial paper.....................        --              --           3,926         3,926
     Government securities................        --           3,591              --         3,591
                                             -------          ------         -------       -------
        Total.............................   $22,764          $9,115         $12,325       $44,204
                                             =======          ======         =======       =======

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

5. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                   As of December 31, 1998
                               ---------------------------------------------------------------------------------------------------
                                 Investments in                         Cumulative          Cumulative
                                 and Advances to       Dividends    Share in Results of     Translation     Valuation
                               Affiliated Companies    Received    Affiliated Companies     Adjustments     Allowance      Total
                               --------------------    ---------   --------------------     -----------     ---------    ---------
Europe:
 IPS........................        $ 14,082           $    --         $  (7,418)            $    (25)      $    --      $  6,639
Asia/Pacific:
 Saturn.....................          49,808                --           (23,138)              (2,881)           --        23,789
 XYZ Entertainment..........          44,306                --           (18,537)                 111            --        25,880
 PCC........................          11,673                --            (2,812)              (2,824)           --         6,037
 HITV.......................           6,073                --            (2,435)                  16            --         3,654
 Telefenua..................          18,599                --           (14,215)                  --        (4,384)           --
 Other......................             350                --                --                   --            --           350
Latin America:
 VTRH.......................         112,052                --           (17,203)              (9,874)           --        84,975
 Megapo.....................          32,496            (1,471)           (1,122)             (11,067)           --        18,836
 MGM Networks LA (1)........          19,272                --           (19,272)                  --            --            --
 Jundiai....................           6,797                --              (587)              (1,089)           --         5,121
                                    --------           -------         ---------             --------       -------      --------
        Total...............        $315,508           $(1,471)        $(106,739)            $(27,633)      $(4,384)     $175,281
                                    ========           =======         =========             ========       =======      ========

                                                           As of February 28, 1998
                              ---------------------------------------------------------------------------------------
                                 Investments in                         Cumulative          Cumulative
                                 and Advances to       Dividends    Share in Results of     Translation
                               Affiliated Companies    Received    Affiliated Companies     Adjustments       Total
                               --------------------    ---------   --------------------     -----------     ---------
Europe:
 Monor......................        $ 27,182           $    --         $(13,161)             $ (6,256)      $  7,765
 IPS........................          13,920                --           (7,261)                  (95)         6,564
Asia/Pacific:
 XYZ Entertainment (2)......          18,610                --          (18,720)                  110             --
 Sun Cable..................          12,336                --           (1,023)               (2,783)         8,530
 HITV.......................           6,073                --             (236)                    7          5,844
 Other......................             182                --               --                    --            182
Latin America:
 VTRH.......................          92,754                --          (10,327)               (4,262)        78,165
 Megapo.....................          32,496            (1,248)          (1,313)               (1,604)        28,331
 TVSB.......................           7,132                --           (3,771)                   --          3,361
 UFC........................          12,099                --           (7,487)                   --          4,612
 Jundiai....................           6,652                --             (788)                   --          5,864
                                    --------           -------         --------              --------       --------
        Total...............        $229,436           $(1,248)        $(64,087)             $(14,883)      $149,218
                                    ========           =======         ========              ========       ========

     (1) Includes an accrued funding obligation of $3,012 at December 31, 1998. The Company would face significant and punitive dilution if it did not make the requested fundings.
     (2) Includes an accrued funding obligation of $406 at December 31, 1997. The Company does not have a contractual funding obligation to XYZ Entertainment; however, the Company would face significant and punitive dilution if it did not make the requested fundings.


As of December 31, 1998 and February 28, 1998, the Company had the following differences related to the excess of cost over its proportionate interest in each affiliates net tangible assets included in the above table. Such differences are being amortized over 15 years.

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

                                    As of December 31, 1998         As of February 28, 1998
                                  --------------------------      ---------------------------
                                    Basis       Accumulated         Basis       Accumulated
                                  Difference    Amortization      Difference    Amortization
                                  ----------    ------------      ----------    ------------
Europe:
 IPS........................       $ 2,216       $   (85)          $   651        $   (53)
Asia/Pacific:
 XYZ Entrtainment...........        23,595            --                --             --
 Saturn.....................        12,733        (1,005)               --             --
Latin America:
 VTRH.......................        19,994        (1,941)           11,368         (1,211)
 Megapo.....................        19,583        (5,767)           21,528         (4,307)
 TVSB.......................            --            --             2,361           (895)
 Jundiai....................            --            --               540           (172)
 UFC........................            --            --               439            (63)
                                   -------       -------           -------        -------
   Total....................       $78,121       $(8,798)          $36,887        $(6,701)
                                   =======       =======           =======        =======

VTRH

Condensed financial information for VTRH stated in U.S. dollars is as follows:

                                                                             As of December 31,
                                                                        --------------------------
                                                                          1998              1997
                                                                        --------          --------
     Cash......................................................         $ 11,254          $ 11,788
     Goodwill, net.............................................          109,464           123,278
     Property, plant and equipment, net........................          186,660           173,264
     Other Assets..............................................           33,486            78,276
                                                                        --------          --------
          Total assets.........................................         $340,864          $386,606
                                                                        ========          ========

     Accounts payable and accrued liabilities..................         $ 53,877          $ 24,642
     Bank debt.................................................           88,495           165,160
     Related party debt........................................            1,663               404
     Shareholders' equity......................................          196,829           196,400
                                                                        --------          --------
          Total liabilities and shareholders' equity...........         $340,864          $386,606
                                                                        ========          ========

                                                                                     For the Years Ended
                                                                                        December 31,
                                                                        ------------------------------------------
                                                                          1998             1997             1996
                                                                        --------         --------         --------
     Revenue...................................................         $119,005         $114,318         $ 70,717
     Operating, selling, general and administrative expense....          (90,983)         (92,970)         (61,084)
     Depreciation and amortization.............................          (27,531)         (22,707)         (14,192)
                                                                        --------         --------         --------
          Net operating loss...................................              491           (1,359)          (4,559)
     Other.....................................................          (19,524)         (19,252)          (8,928)
                                                                        --------         --------         --------
          Net loss.............................................         $(19,033)        $(20,611)        $(13,487)
                                                                        ========         ========         ========

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

Condensed  financial  information  for  Saturn,  stated in U.S.  dollars,  is as follows:
                                                                     As of
                                                               December 31, 1998
                                                               -----------------
     Current assets..........................................      $  4,071
     Non-current assets......................................        59,242
                                                                   --------
          Total assets.......................................      $ 63,313
                                                                   ========

     Current liabilities.....................................      $ 33,608
     Non-current liabilities.................................            19
     Shareholders' equity....................................        29,686
                                                                   --------
          Total liabilities and shareholders' equity.........      $ 63,313
                                                                   ========

                                                              For the Year Ended
                                                              December 31, 1998
                                                              ------------------
     Revenue.................................................      $  1,693
     Expenses................................................       (16,934)
                                                                   --------
          Net loss...........................................      $(15,241)
                                                                   ========

6.   PROPERTY, PLANT AND EQUIPMENT                                                         As of             As of
                                                                                        December 31,     February 28,
                                                                                           1998              1998
                                                                                        ------------     ------------
     Cable distribution networks............................................              $  9,095         $ 22,460
     Subscriber premises equipment and converters...........................               193,689          160,728
     MMDS/DTH distribution facilities.......................................                55,532           55,093
     Office equipment, furniture and fixtures...............................                10,485           11,279
     Buildings and leasehold improvements...................................                 3,027            5,729
     Other..................................................................                24,720           23,498
                                                                                          --------         --------
                                                                                           296,548          278,787
        Accumulated depreciation............................................              (153,860)         (80,103)
                                                                                          --------         --------
        Net property, plant and equipment...................................              $142,688         $198,684
                                                                                          ========         ========

7.   GOODWILL AND OTHER INTANGIBLE ASSETS                                                  As of             As of
                                                                                        December 31,     February 28,
                                                                                           1998              1998
                                                                                        ------------     ------------
   Europe:
     Other..................................................................              $    --          $   380
   Asia/Pacific:
     Austar.................................................................               55,804           51,552
     Saturn (1).............................................................                   --            6,100
     Other..................................................................                4,267            2,873
   Latin America:
     TVSB...................................................................               16,161               --
     Cable Star.............................................................                7,887            1,245
                                                                                          --------         -------
                                                                                           84,119           62,150
        Accumulated amortization............................................              (18,989)         (12,121)
                                                                                          -------          -------
        Net goodwill and other intangible assets............................              $65,130          $50,029
                                                                                          =======          =======

(1) Saturn was de-consolidated effective January 1, 1998.

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

8.   SHORT-TERM DEBT                                                                       As of             As of
                                                                                        December 31,     February 28,
                                                                                           1998              1998
                                                                                        ------------     ------------
     Austar Bank Facility (see Note 10).....................................              $36,738          $    --
     VTRH Note..............................................................                9,284               --
     ULA Revolving Credit Facility..........................................                8,000               --
     TVSB Seller Note (see Note 3)..........................................                5,853               --
                                                                                          -------          -------
        Total short-term debt...............................................              $59,875          $    --
                                                                                          =======          =======

Carrying value approximates fair value for these short-term facilities.

VTRH NOTE

UIH Chile, Inc., a wholly-owned subsidiary of ULA, executed a promissory note in the amount of $7,770 payable to VTR S.A., the majority shareholder of VTRH, in exchange for 51,993 shares of VTRH (the "VTRH Note"). The VTRH Note bears interest at 12.95% per annum and is due April 30, 1999. On April 29, 1999 the VTRH Note was repaid in conjunction with the VTRH Acquisition (see Note 17).

ULA REVOLVING CREDIT FACILITY

In November 1997, ULA entered into an amended and restated credit agreement with a bank for a revolving credit facility of up to $40,000 (the "ULA Revolving Credit Facility"). Borrowings under this facility were due within 12 months at an interest rate of LIBOR plus 3.5%. The facility was extendable up to 18 months under certain conditions. In November 1998, ULA exercised its option to extend the maturity date until February 1999, increasing the interest rate to LIBOR plus 4.0%. The agreement was also amended to reduce the facility from $40,000 to $8,000 effective November 20, 1998. As of December 31, 1998, ULA had an outstanding balance of $8,000 under this facility which was repaid in February 1999.

9.   SENIOR DISCOUNT NOTES
                                                 As of           As of
                                              December 31,    February 28,
                                                 1998            1998
                                              ------------    ------------
     Old Notes (as defined below)............   $    412        $    368
     1996 UIH A/P Notes (as defined below)...    321,687         278,662
     1997 UIH A/P Notes (as defined below)...     34,953          30,461
                                                --------        --------
                                                 357,052         309,491
        Less current portion.................      (412)              --
                                                --------        --------
        Total senior discount notes..........   $356,640        $309,491
                                                ========        ========

1998 NOTES AND OLD NOTES

On February 5, 1998, UIH sold $1,375,000 principal amount at maturity of 10.75% senior secured discount notes due 2008 (the "1998 Notes"). The 1998 Notes were issued at a discount from their principal amount at maturity, resulting in gross proceeds to UIH of approximately $812,200.

UIH used approximately $531,800 of the proceeds from the 1998 Notes to complete a tender offer for the UIH's existing 14.0% senior secured discount notes due 1999 (collectively, the "Old Notes") and the consent solicitation that UIH conducted concurrently therewith. UIH commenced the tender offer on January 7, 1998, and the tender offer expired on February 4, 1998, with over 99.8% of the Old Notes being validly tendered. UIH subsequently purchased $500 principal amount at maturity of the Old Notes on the open market, leaving approximately $465 principal amount at maturity outstanding as of February 28, 1998. The Old Notes redeemed had an aggregate accreted value of approximately $466,200 as of February 5, 1998. The tender premium of approximately $65,600, combined with the write-off of unamortized deferred financing costs and other transaction-related costs totaling approximately $13,500, resulted in an extraordinary charge of $79,091.

The 1998 Notes will accrete at 10.75% per annum, compounded semi-annually to an aggregate principal amount of $1,375,000 on February 15, 2003, at which time cash interest will commence to accrue. Commencing August 15, 2003, cash interest on the 1998 Notes will be payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The 1998 Notes will mature on February 15, 2008, and will be redeemable at the option of UIH on or after February 15, 2003.

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

The remaining Old Notes will mature on November 15, 1999. Holders of the 1998 Notes and the remaining outstanding Old Notes share a first-priority security interest in the stock and intercompany notes to UIH of UIPI.

The 1998 Notes are senior secured obligations of UIH that rank senior in right of payment to all future subordinated indebtedness of UIH and rank pari passu in right of payment with the Old Notes. The 1998 Notes are effectively subordinated to all future indebtedness and other liabilities and commitments of the UIH's subsidiaries. Under the terms of the indenture governing the 1998 Notes (the "Indenture"), UIH's subsidiaries are generally prohibited and/or restricted from incurring any lien against their assets other than liens incurred in the ordinary course of business, from paying dividends, and from making investments in entities that are not "restricted" by the terms of the Indenture. UIH has the option to invest in "unrestricted entities" in an aggregate amount equal to the sum of $100,000 plus the aggregate amount of net cash proceeds from sales of equity, net of payments made on its preferred stock plus net proceeds from certain litigation settlements. The Indenture generally prohibits UIH from incurring additional indebtedness with the exception of a general allowance of $75,000 for debt maturing on or after February 15, 2008, certain guarantees totaling $15,000, refinancing indebtedness, normal indebtedness to restricted affiliates and other letters of credit in the ordinary course of business. The Indenture also limits the amount of additional debt that its subsidiaries or controlled affiliates may borrow, or preferred shares that they may issue.
Generally, additional borrowings, when added to existing indebtedness, must satisfy, among other conditions, at least one of the following tests: (i) 7.0 times the borrower's consolidated operating cash flow; (ii) 1.75 times its consolidated interest expense; or (iii) 225% of the borrower's consolidated invested equity capital. In addition, there must be no existing default under the Indenture at the time of the borrowing. The Indenture also restricts its subsidiaries' ability to make certain asset sales and certain payments.

1996 UIH A/P NOTES

The 14.0% senior notes, which UIH A/P issued in May 1996 at a discount from their principal amount of $443,000 (the "1996 UIH A/P Notes"), had an accreted value of $321,687 as of December 31, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The 1996 UIH A/P Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, UIH A/P consummated an equity sale resulting in gross proceeds of $70,000 which reduced the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the 1996 UIH A/P Notes will accrete to a principal amount of $447,418 on May 15, 2001, the date cash interest begins to accrue.

1997 UIH A/P NOTES

The 14.0% senior notes, which UIH A/P issued in September 1997 at a discount from their principal amount of $45,000 (the "1997 UIH A/P Notes"), had an accreted value of $34,953 as of December 31, 1998. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The September 1997 Notes are due May 15, 2006. Effective September 23, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, UIH A/P consummated an equity sale, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective September 23, 1997 until consummation of the equity sale, the 1997 UIH A/P Notes will accrete to a principal amount of $45,448 on May 15, 2001, the date cash interest begins to accrue.

On November 17, 1997, pursuant to the terms of the indentures governing the 1996 and 1997 UIH A/P Notes (collectively, the "UIH A/P Notes"), UIH A/P issued warrants to purchase 488,000 shares of its common stock, which represented 3.4% of its common stock. The warrants are exercisable at a price of $10.45 per share which would result in gross proceeds of approximately $5,100 upon exercise. The warrants are exercisable through May 15, 2006. The warrants were valued at $3,678 and have been reflected as an additional discount to the UIH A/P Notes on a pro-rata basis and as an increase in additional paid-in capital.

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

10.  OTHER LONG-TERM DEBT                              As of           As of
                                                    December 31,    February 28,
                                                       1998            1998
                                                    ------------    ------------
     Austar Bank Facility........................     $67,352        $ 71,531
     ULA Revolving Credit Facility(See Note 8)...          --          33,000
     Other Asia/Pacific..........................       2,923          10,120
                                                      -------        --------
                                                       70,275         114,651
        Less current portion.....................      (2,189)        (36,682)
                                                      -------        --------
        Total other long-term debt...............     $68,086        $ 77,969
                                                      =======        ========

AUSTAR BANK FACILITY

In July 1997, Austar secured a senior syndicated term debt facility in the amount of A$200,000 ($122,459 as of December 31, 1998) to fund Austar's subscriber acquisition and working capital needs (the "Austar Bank Facility"). The Austar Bank Facility consisted of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility and
(iii) A$90,000 term loan facility. All of Austar's assets were pledged as collateral for the Austar Bank Facility. As of December 31, 1998, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($67,352). The working capital facility was fully repayable on June 30, 2000. The cash advance facility was fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004.

In September 1998, Austar received an amendment to the Austar Bank Facility which allowed Austar to temporarily draw under the A$90,000 term loan facility at an increased interest rate of 2.25% above the professional market rate in Australia. As of December 31, 1998, Austar had drawn A$60,000 ($36,738) on the term loan facility for a total outstanding balance of A$170,000. Subsequent to year-end an additional A$30,000 was borrowed against the term loan facility which, along with the A$60,000 draw, was payable April 30, 1999. On April 23, 1999 (subsequently executed and A$222,000 funded on April 28, 1999), Austar secured a new A$400,000 Syndicated Senior Secured Debt Facility (the "New Austar Bank Facility") to refinance the A$200,000 Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200,000 amortizing term facility ("Tranche 1") and (ii) A$200,000 cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. All of Austar's assets are pledged as collateral for this facility. In addition, pursuant to this facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements without the consent of the majority banks. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006.

FAIR VALUE OF SENIOR DISCOUNT NOTES AND OTHER DEBT

Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                                                                                  Carrying       Fair
                                                                                                   Value         Value
                                                                                                  --------      --------
     As of December 31, 1998:
       Old Notes.........................................................................         $    412      $    412
       1996 UIH A/P Notes................................................................          321,687       223,700
       1997 UIH A/P Notes................................................................           34,953        22,700
       Austar Bank Facility..............................................................           67,352        67,352
       Other debt........................................................................            2,923         2,923
                                                                                                  --------      --------
            Total........................................................................         $427,327      $317,087
                                                                                                  ========      ========
     As of February 28, 1998:
       Old Notes.........................................................................         $    368      $    368
       1996 UIH A/P Notes................................................................          278,662       292,380
       1997 UIH A/P Notes................................................................           30,461        29,700
       Austar Bank Facility..............................................................           71,531        71,531
       Other debt........................................................................           10,120        10,120
                                                                                                  --------      --------
            Total........................................................................         $391,142      $404,099
                                                                                                  ========      ========

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

DEBT MATURITIES

The maturities of the Company's  senior  discount notes and other long-term debt are as follows:
     Year Ended December 31, 1999........................................................         $  2,601
     Year Ended December 31, 2000........................................................              734
     Year Ended December 31, 2001........................................................               --
     Year Ended December 31, 2002........................................................               --
     Year Ended December 31, 2003........................................................               --
     Thereafter..........................................................................          423,992
                                                                                                  --------
     Total...............................................................................         $427,327
                                                                                                  ========

OTHER FINANCIAL INSTRUMENTS

Interest rate swap agreements are used by the Company from time to time, to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on the Company's assessment of the market, and generally are used to convert the floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, the Company has two interest rate swaps to manage interest rate exposure on the Austar Bank Facility. These swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50,000 ($30,600) of variable rate, long-term debt into fixed rate borrowings. As of December 31, 1998, the weighted-average fixed rate under these agreements was 7.94% compared to a weighted-average variable rate on the Austar Bank Facility of 6.75%. As a result of these swap agreements, interest expense was increased by approximately A$600 ($400) during 1998.

Fair values of the interest rate swap agreements are based on the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. As of December 31, 1998, the Company estimates it would have paid approximately A$1,300 ($800) to terminate the agreements.

11.  NOTE PAYABLE TO PARENT

                                                                 As of         As of
                                                             December 31,  February 28,
                                                                 1998          1998
                                                             ------------  ------------
     Note payable to parent, including accrued interest
          of $16,693 and $9,155, respectively...............   $107,396      $38,993
                                                               ========      =======

In December 1995, UIH loaned the Company $29,838 in connection with the purchase of the remaining interest of Austar. The loan accrues interest at 14.0% per annum. Although the terms of the loan state that it is due on demand, UIH does not intend to demand payment during the next fiscal year. Therefore, the loan and related accrued interest are classified as long-term.

In March 1998, UIH loaned the Company $60,865 in connection with funding the general operations of ULA as well as repayment of a portion of the ULA Revolving Credit Facility. The UIH loan accrues interest at 10.75% per annum. Although the terms of the loan state that it is due on demand, UIH does not intend to demand payment during the next fiscal year. Therefore, the loan and related accrued interest are classified as long-term.

In February 1997, UIH made a bridge loan to ULA of $37,500. Interest on the note accrued at LIBOR plus 6.0%. In November 1997, ULA repaid the note plus interest with proceeds from the Argentina Transaction.

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

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

operating system's gross revenue. UIH has appointed certain of its employees to serve in senior management positions at the operating systems. The operating systems reimburse UIH for certain direct costs incurred by UIH, including salaries and benefits relating to these senior management positions.

12.  PARENT'S DEFICIT

COMMON STOCK

Authorized capital consists of 1,000 shares of Common Stock, $.01 par value, 100 shares issued and outstanding, held by UIH. Such shares have been pledged as collateral under UIH's 1998 Notes.

CUMULATIVE TRANSLATION ADJUSTMENTS

During the ten months ended December 31, 1998, the Company recorded a negative change in cumulative translation adjustments of $20,911 primarily due to (i) the strengthening of the U.S. dollar compared to the Mexican peso of approximately 23.0% and (ii) the strengthening of the U.S. dollar to the Chilean peso of approximately 7.0%.

STOCK OPTION PLANS

UAP PLAN

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

A summary of phantom stock option activity for the UAP Plan is as follows:

                                                               For the Ten Months
                                                             Ended December 31, 1998
                                                          ----------------------------
                                                            Number        Weighted-
                                                              of           Average
                                                            Shares      Exercise Price
                                                          ---------     --------------
     Outstanding at beginning of period..........                --        $   --
     Granted during the period...................         1,779,500        $10.00
     Cancelled during the period.................                --        $   --
     Exercised during the period.................                --        $   --
                                                          ---------        ------

     Outstanding at end of period................         1,779,500        $10.00
                                                          =========        ======
     Exercisable at end of period................           584,063        $10.00
                                                          =========        ======

The combined weighted-average fair values and weighted-average exercise prices of options granted during the ten months ended December 31, 1998 are as follows:

                                                                  For the Ten Months Ended
                                                                      December 31, 1998
                                                          ----------------------------------------
                                                            Number          Fair          Exercise
                                                          of Options        Value           Price
                                                          ----------       -------         -------
     Exercise price equal to market price........         1,779,500        $10.00          $10.00

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

The following table summarizes information about the UAP Plan phantom options outstanding and exercisable at December 31, 1998:

                                                                 Weighted-Average
                                                   Number of         Remaining         Number of
                                                    Options      Contractual Life       Options
Exercise Price                                    Outstanding         (Years)         Exercisable
--------------                                    -----------    ----------------     -----------
$ 10.00..........................................  1,779,500           9.08             584,063


ULA PLAN

In April 1998, ULA's Board of Directors approved a stock option plan (the "ULA Plan") which permits the grant of phantom stock options or the grant of stock options to purchase up to 1,631,000 shares of ULA's Class A Common Stock. The options vest in equal monthly increments over the four-year period following the date of grant. Concurrent with approval of the ULA Plan, ULA's Board granted a total of 1,475,500 phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of ULA stock and the option base prices in the range of $4.26-$6.76 per share. Vesting of these phantom stock options was retroactive to June 6, 1997. For the ten months ended December 31, 1998, ULA recognized $2,669 and $1,060 in non-cash and cash compensation expense related to these phantom options, respectively.

A summary of phantom stock option activity for the ULA Plan is as follows:

                                                               For the Ten Months
                                                             Ended December 31, 1998
                                                          ----------------------------
                                                            Number        Weighted-
                                                              of           Average
                                                            Shares      Exercise Price
                                                          ---------     --------------
     Outstanding at beginning of period                          --             --
     Granted during the period.......................     1,785,500        $5.6295
     Cancelled during the period.....................      (317,296)       $5.4723
     Exercised during the period.....................      (279,787)       $5.1935
                                                          ---------        -------
     Outstanding at end of period....................     1,188,417        $5.7741
                                                          =========        =======

     Exercisable at end of period....................       268,730        $4.8646
                                                          =========        =======

The combined weighted-average fair values and weighted-average exercise prices of options granted during the ten months ended December 31, 1998 are as follows:

                                                                  For the Ten Months Ended
                                                                      December 31, 1998
                                                          ----------------------------------------
                                                            Number          Fair          Exercise
                                                          of Options        Value           Price
                                                          ----------       -------         -------
     Exercise price equal to market price............       945,500        $5.8075         $5.8075
     Exercise price greater than market price........       840,000        $4.2600         $5.4300
                                                          ---------        -------         -------
        Total........................................     1,785,500        $5.0795         $5.6295
                                                          =========        =======         =======

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)


The following table summarizes information about the ULA Plan phantom options outstanding and exercisable at December 31, 1998:

                                                                     Weighted-Average
                                                       Number of         Remaining         Number of
                                                        Options      Contractual Life       Options
     Exercise Price                                   Outstanding         (Years)         Exercisable
     --------------                                   -----------    ----------------     -----------
     $4.26..........................................     531,750           8.43             140,813
     $4.59..........................................     150,000           8.43              56,250
     $4.96..........................................     100,000           8.43              37,500
     $5.93..........................................      30,000           8.43              11,250
     $6.76..........................................      66,667           8.43               4,167
     $8.98..........................................     310,000           9.72              18,750
                                                       ---------           ----             -------
        Total.......................................   1,188,417           8.77             268,730
                                                       =========           ====             =======

13.  COMMITMENTS

The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled $1,959, $3,494 and $2,342 for the ten months ended December 31, 1998 and for the years ended February 28, 1998 and February 28, 1997, respectively.

     The  Company  has  operating  lease  obligations  and other  non-cancelable commitments as follows:
     Year ended December 31, 1999..............................................................      $  2,973
     Year ended December 31, 2000..............................................................           811
     Year ended December 31, 2001..............................................................           592
     Year ended December 31, 2002..............................................................           149
     Year ended December 31, 2003 and thereafter...............................................            23
                                                                                                     --------
        Total..................................................................................      $  4,548
                                                                                                     ========

     The Company has MMDS  license  fees and  programming  license  fees payable annually as follows:
     Year ended December 31, 1999..............................................................      $ 38,310
     Year ended December 31, 2000..............................................................        45,658
     Year ended December 31, 2001..............................................................        51,541
     Year ended December 31, 2002..............................................................        54,583
     Year ended December 31, 2003 and thereafter...............................................        57,152
                                                                                                     --------
        Total..................................................................................      $247,244
                                                                                                     ========

     A  subsidiary  of  Austar  has a  five-year  agreement  to  lease  a 54 MHz satellite transponder. Pursuant to the agreement, which commenced September
     1, 1997,  Austar will pay  approximately  $4,440 in satellite  service fees annually as follows:
     Year ended December 31, 1999..............................................................      $  4,440
     Year ended December 31, 2000..............................................................         4,440
     Year ended December 31, 2001..............................................................         4,440
     Year ended December 31, 2002..............................................................         2,960
     Year ended December 31, 2003..............................................................            --
                                                                                                     --------
        Total..................................................................................      $ 16,280
                                                                                                     ========

UIH and certain of its employees serving as senior management in the Company's operating companies are parties to employment agreements, typically with terms of three to five years. The agreements generally provide for a specified base salary as well as a bonus set at a specified percentage of the base salary. The bonus is based on the performance of the respective company and the employee.

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

The agreements often provide for the grant of an incentive interest equal to a percentage of the residual equity value of the respective company, which is typically defined as the fair market value of the business less net liabilities and a reasonable return on shareholders' investment. The Company has recorded a liability for the estimated amount of the bonus earned during the ten months ended December 31, 1998 and the years ended February 28, 1998 and 1997. The employment agreements generally also provide for cost of living differentials, relocation and moving expenses, automobile allowances and income tax equalization payments, if necessary, to keep the employee's tax liability the same as it would be in the United States.

14.  CONTINGENCIES

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

The territorial government of Tahiti (in French Polynesia) had legally challenged the decree and authority of the Conseil Superieur de l'Audiovisuel ("CSA") to award Telefenua the authorizations to operate an MMDS service in French Polynesia. The French Polynesian's challenge to France's authority to award Telefenua an MMDS license in Tahiti was upheld by the Conseil d'Etat, the supreme administrative court of France. The territorial government of Tahiti then brought an action in French court seeking cancellation of the MMDS licenses awarded by the CSA to Telefenua. On November 25, 1998, the Conseil d' Etat cancelled the MMDS licenses awarded to Telefenua. Telefenua is in the process of seeking a new authorization. The Company has no reason to believe that a new authorization  will  not  be  granted.  If  Telefenua  does  not  obtain  a  new authorization, there is no assurance that Telefenua will receive any restitution. In addition, any available restitution could be limited and could take years to obtain.

On July 14, 1998, UIH SFCC, a wholly-owned subsidiary of the Company, filed a complaint in the United States District Court for the District of Colorado, for damages for breach of contract, breach of fiduciary duty and to enforce UIH SFCC's rights as General Partner in UIH-SFCC LP, a Colorado Limited Partnership which owns an interest in SFCC, the 100% parent of Telefenua. The three defendants are Loic Brigato, Winfred Anderson and Yoshiko Payne, limited partners of UIH-SFCC LP. On September 27, 1998, UIH filed a parallel action in the District Court for the State of Colorado. Specifically, the complaints allege that the defendants have refused to abide by the terms of the Partnership Agreement and have taken actions highly detrimental to Telefenua. UIH SFCC seeks monetary damages, a decree of specific performance requiring defendants to perform their obligations and a constructive trust over defendants' partnership interest. Defendants have filed in the federal court a motion to dismiss the complaint for lack of subject matter jurisdiction. There has been no decision issued as of this date. The Company intends to vigorously defend its position.

15.  INCOME TAXES

In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for foreign income taxes paid or accrued. Because the Company must calculate its foreign tax credit separately for dividends received from each foreign corporation in which the Company owns 10.0% to 50.0% of the voting stock, and because of certain other limitations, the Company's ability to claim a foreign tax credit may be limited, particularly with respect

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

to dividends paid out of earnings subject to a high rate of foreign income tax. Generally, the Company's ability to claim a foreign tax credit is limited to the amount of U.S. taxes the Company pays with respect to its foreign source income. In calculating its foreign source income, the Company is required to allocate interest expense and overhead incurred in the United States between its United States and foreign activities. Accordingly, to the extent United States borrowings are used to finance equity contributions to its foreign subsidiaries, the Company's ability to claim a foreign tax credit may be significantly reduced. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings. The Company has an ownership interest in Telefenua and Cable Star which are located in Tahiti and Peru, respectively, with which the United States does not have income tax treaties. As a result, the Company may be subject to increased withholding taxes on dividend distributions and other payments from those entities and also may be subject to double taxation with respect to income generated by those entities.

The primary differences between taxable loss and net loss for financial reporting purposes relate to accounting for the share in results of foreign affiliated companies, the non-consolidation of its consolidated foreign subsidiaries for United States tax purposes and the current non-deductibility of interest expense on UIH A/P's senior notes. Since the Company holds the majority of its foreign investments through affiliates which hold investments accounted for under the equity method in foreign corporations, taxable income (loss) generated by these affiliated companies does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $133,000 and $79,000 at December 31, 1998 and February 28, 1998, respectively) in investments in affiliated companies, which in turn have investments in foreign corporations.

The Company's United States tax net operating losses, totaling approximately $174,000 at December 31, 1998, expire beginning in 2004 through 2014. The Company's tax net operating loss carryforwards of its consolidated foreign subsidiaries totaled $286,000 and $6,000 for UAP and ULA, respectively. The significant components of the net deferred tax asset are as follows:

                                                                                            As of             As of
                                                                                        December 31,      February 28,
                                                                                            1998              1998
                                                                                        ------------      ------------
     Deferred Tax Assets:
     -------------------
       Tax net operating loss carryforward of consolidated foreign subsidiaries...        $111,152          $ 70,196
       Company's U.S. tax net operating loss carryforward.........................          66,099            65,525
       Accrued interest expense on the UIH A/P Notes..............................          32,885            18,856
       Stock-based compensation...................................................             --                --
       Investment valuation allowance and other...................................           2,605             2,605
       Basis difference in marketable equity securities...........................           3,070             3,192
       Deferred compensation and severence........................................             144               144
       Other......................................................................            (319)              149
                                                                                          --------          --------
            Total deferred tax assets                                                      215,636           160,667
       Valuation allowance........................................................        (215,636)         (160,667)
                                                                                          --------          --------
            Deferred tax assets, net of valuation allowance.......................              --                --

     Deferred Tax Liabilities:
     ------------------------
       Other......................................................................        $     --          $     --
                                                                                          --------          --------
            Total deferred tax liabilities                                                      --                --
                                                                                          --------          --------
            Deferred tax liabilities, net.........................................        $     --          $     --
                                                                                          ========          ========

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

Of the Company's 1998 consolidated net loss, $122,797 is derived from the Company's 1998 foreign operations. The difference between income tax expense provided in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

                                                                                For the Ten           For the Years Ended
                                                                               Months Ended        ----------------------------
                                                                               December 31,       February 28,    February 28,
                                                                                   1998               1998            1997
                                                                               ------------       ------------    ------------
     Expected income tax benefit at the U.S. statutory rate of 35%.........     $(68,022)          $(74,886)       $(43,054)
     Tax effect of permanent and other differences:
       Change in valuation allowance.......................................       65,588             65,257          37,453
       Non-deductible expenses.............................................        4,279                987          (1,296)
       Amortization of outside basis associated with foreign investments...        1,176             12,119          10,400
       State tax, net of federal benefit...................................       (5,830)            (6,419)         (4,920)
       International rate differences......................................         (855)              (515)           (181)
       Non-deductible interest accretion on the UIH A/P Notes..............        2,148              2,145             973
       Amortization of licenses............................................        1,516              1,312             625
                                                                                --------           --------        --------
            Total income tax benefit.......................................     $     --           $     --        $     --
                                                                                ========           ========        ========

16.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company adopted SFAS 131 for the ten months ended December 31, 1998. The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments. The adoption of SFAS 131 did not have a material effect on the Company's consolidated financial statements but did affect the Company's segment information disclosure. The Company's business has historically been derived from its video entertainment segment.

This service has been provided in various countries where the Company owns and operates it systems. During 1998, the Company introduced telephony and internet/data services and during 1999 the Company will continue to introduce these services to several systems. To date, revenues and net operating results from these services have not been significant, therefore segment information for these services is not required. Accordingly, the Company's current reportable segments are the various countries in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are evaluated separately because each geographic region presents different marketing strategies and technology issues as well as distinct economic climates and regulatory constraints. The key operating performance criteria used in this evaluation includes revenue growth, operating income before depreciation, amortization and stock-based compensation expense ("Adjusted EBITDA"), and capital expenditures. Senior management of the Company does not view segment results below Adjusted EBITDA, therefore, interest income, interest expense, provision for losses on investment related costs, gain on sale of investments, share in results of affiliated companies, minority interests in subsidiaries and other expenses are not broken out by segment below.

                             For the Ten Months Ended December 31, 1998                    As of December 31, 1998
                             ------------------------------------------   ----------------------------------------------------
                                           Depreciation                   Investments    Property,
                                                &          Adjusted           in         Plant and    Total        Capital
                                Revenue    Amortization    EBITDA(1)      Affiliates     Equipment    Assets     Expenditures
                                -------    ------------    ---------     -----------     ---------   --------    ------------
Europe:
  Other...................      $    --      $     --      $     --       $  6,639       $     --     $  6,639      $     --
                                -------      --------      --------       --------       --------     --------      --------
Asia/Pacific:
  Australia...............       74,209       (79,538)      (25,725)        25,880        122,968      181,169       (71,197)
  Other...................        3,060          (208)       (7,655)        33,830             61       72,781          (337)
                                -------      --------      --------       --------       --------     --------      --------
    Total Asia/Pacific....       77,269       (79,746)      (33,380)        59,710        123,029      253,950      (71,534)
                                -------      --------      --------       --------       --------     --------      --------
Latin America:
  Chile...................           --            --            --         84,975             --       84,975            --
  Other...................        4,512        (1,637)      (10,264)        23,957         11,715       73,048        (3,238)
                                -------      --------      --------       --------       --------     --------      --------
    Total Latin America...        4,512        (1,637)      (10,264)       108,932         11,715      158,023        (3,238)
                                -------      --------      --------       --------       --------     --------      --------

Corporate & Other.........           --          (834)       (1,209)            --          7,944       13,543          (682)
                                -------      --------      --------       --------       --------     --------      --------
    Total.................      $81,781      $(82,217)     $(44,853)      $175,281       $142,688     $432,155      $(75,454)
                                =======      ========      ========       ========       ========     ========      ========

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

                                For the Year Ended February 28, 1998                 As of February 28, 1998
                             ------------------------------------------   ---------------------------------------------------
                                           Depreciation                   Investments    Property,
                                                &          Adjusted           in         Plant and     Total        Capital
                                Revenue    Amortization    EBITDA(1)      Affiliates     Equipment     Assets     Expenditures
                                -------    ------------    ---------     -----------     ---------   --------    ------------
Europe:
  Other....................     $    --      $     --      $     --       $ 14,329       $    --      $ 14,329      $    --
                                -------      --------      --------       --------       --------     --------      ---------
Asia/Pacific:
  Australia................      64,370       (77,557)      (24,082)            --        147,871      202,325        (84,375)
  New Zealand..............         473        (2,033)       (6,688)            --         26,484       43,349        (16,258)
  Other....................       4,118        (1,212)       (7,192)        14,556          8,746       48,871           (502)
                                -------      --------      --------       --------       --------     --------      ---------
    Total Asia/Pacific.....      68,961       (80,802)      (37,962)        14,556        183,101      294,545       (101,135)
                                -------      --------      --------       --------       --------     --------      ---------
Latin America:
  Argentina................      17,627        (3,296)        2,836             --             --           --         (1,329)
  Chile....................          --            --            --         78,165             --       78,165             --
  Other....................       1,617          (207)      (11,114)        42,168          6,541       69,102         (3,112)
                                -------      --------      --------       --------       --------     --------      ---------
    Total Latin America....      19,244        (3,503)       (8,278)       120,333          6,541      147,267         (4,441)
                                -------      --------      --------       --------       --------     --------      ---------

Corporate & Other..........         439          (899)       (7,637)            --          9,042       18,288         (1,200)
                                -------      --------      --------       --------       --------     --------      ---------
    Total..................     $88,644      $(85,204)     $(53,877)      $149,218       $198,684     $474,429      $(106,776)
                                =======      ========      ========       ========       ========     ========      =========

                                 For the Year Ended February 28, 1997
                                --------------------------------------
                                            Depreciation
                                                 &            Adjusted
                                Revenue     Amortization     EBITDA(1)
                                -------     ------------     ---------
Asia/Pacific:
  Australia................     $21,354      $(34,087)       $(25,471)
  Tahiti...................       3,513        (1,382)           (816)
  Other....................         145          (800)         (7,935)
                                -------      --------        --------
    Total Asia/Pacific.....      25,012       (36,269)        (34,222)
                                -------      --------        --------
Latin America:
  Argentina................       4,385        (1,597)           (185)
  Other....................       1,409          (192)         (3,132)
                                -------      --------        --------
    Total Latin America....       5,794        (1,789)         (3,317)
                                -------      --------        --------

Corporate & Other..........         (35)         (508)         (8,402)
                                -------      --------        --------
    Total..................     $30,771      $(38,566)       $(45,941)
                                =======      ========        ========

(1) "Adjusted EBITDA" represents earnings before net interest expense, income tax expense, depreciation and amortization, stock-based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus to value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The Company is not entirely free to use the cash represented by Adjusted
     EBITDA. Several of the Company's consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit the Company's use of cash. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

                      UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

     Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                                   For the Ten       For the Years Ended
                                                   Months Ended          February 28,
                                                   December 31,   -------------------------
                                                      1998           1998           1997
                                                   ------------   ----------     ----------
     Net operating loss..........................   $(129,739)     $(139,081)    $(84,507)
     Depreciation and amortization...............      82,217         85,204       38,566
     Stock-based compensation expense............       2,669             --           --
                                                    ---------      ---------     --------
          Consolidated Adjusted EBITDA...........   $ (44,853)     $ (53,877)    $(45,941)
                                                    =========      =========     ========

17.  SUBSEQUENT EVENTS

VTRH ACQUISITION

On April 29, 1999, an indirect wholly owned subsidiary of the Company acquired a 60.0% interest in VTRH (the "VTRH Acquisition"). This acquisition, combined with the 40.0% interest in VTRH that is owned by another indirect wholly owned subsidiary of the Company, gives the Company an indirect 100% interest in VTRH. The purchase price for the 60.0% interest in VTRH was approximately $258,000 in cash, which included repayment of advances from the other shareholders of VTRH and certain other expenses. In addition, the Company provided capital for VTRH to prepay approximately $126,000 of existing bank indebtedness and a promissory note from the Company to one of the other shareholders of VTRH.

To finance the prepayment of VTRH's indebtedness and a portion of the purchase price for the VTRH Acquisition, The Company concurrently sold in a private transaction $208,900 of 10.875% Senior Discount Notes due 2009 (the "1999 Notes"). The remaining portion of the VTRH Acquisition was funded with cash on hand and approximately $145,000 borrowed under a Senior Secured Credit Facility between VTRH and a syndicate of banks (the "VTRH Bank Facility").

The VTRH Bank Facility consists of two tranches - Tranche A, which is a single term loan facility with an aggregate principal amount of $140,000, substantially all of which was borrowed for the VTRH Acquisition, and Tranche B, which is a three-year term loan facility, with an aggregate principal amount of up to $80,000. Both tranches have been guaranteed by VTRH and its subsidiaries. The banks are in the process of syndicating the final approximately $50,000 of the VTRH Bank Facility. The Company has agreed to participate in the syndication as necessary.

The 1999 Notes have essentially the same terms as the 1998 Notes, except for the maturity and coupon rate and that the 1999 Notes are not secured.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To United International Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of UIH Europe, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and February 28, 1998, and the related consolidated statements of operations, parent's equity and cash flows for the ten months ended December 31, 1998 (see Note 2) and the years ended February 28, 1998 and February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UIH Europe, Inc. and subsidiaries as of December 31, 1998 and February 28, 1998 and the results of their operations and their cash flows for the ten months ended December 31, 1998 and for the years ended February 28, 1998 and February 28, 1997 in conformity with generally accepted accounting principles.



                               ARTHUR ANDERSEN LLP


Denver, Colorado
April 30, 1999

                                                   UIH EUROPE, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                  (Stated in thousands, except share and per share amounts)
                                                                                                             As of          As of
                                                                                                          December 31,  February 28,
                                                                                                             1998           1998
                                                                                                          ------------  ------------
ASSETS
Current assets
  Cash and cash equivalents............................................................................... $   15,646    $ 49,166
  Restricted cash.........................................................................................     16,012      11,000
  Subscriber receivables, net of allowance for doubtful accounts of $4,899 and $3,191, respectively.......      6,818       4,663
  Costs to be reimbursed by affiliated companies..........................................................     14,432       7,411
  Other receivables.......................................................................................     13,675       4,070
  Inventory...............................................................................................     12,762       6,455
  Other current assets, net...............................................................................      8,283       7,958
                                                                                                           ----------    --------
        Total current assets..............................................................................     87,628      90,723

Investments in and advances to affiliated companies, accounted for under the equity method, net...........    254,209     190,565
Marketable equity securities of parent, at fair value.....................................................     53,499      33,074
Property, plant and equipment, net of accumulated depreciation of $46,406 and $3,675, respectively .......    319,046     239,452
Goodwill and other intangible assets, net of accumulated amortization of $20,693 and $2,411,
 respectively.............................................................................................    359,804     359,161
Deferred financing costs, net of accumulated amortization of $4,914 and $109, respectively ...............     11,462      11,853
Non-current restricted cash and other assets, net.........................................................      1,748      25,105
                                                                                                           ----------    --------
        Total assets...................................................................................... $1,087,396    $949,933
                                                                                                           ==========    ========
LIABILITIES AND PARENT'S DEFICIT
Current liabilities
  Accounts payable, including related party payables of $8,281 and $6,056, respectively .................. $   75,078    $ 60,242
  Accrued liabilities.....................................................................................     30,097      17,191
  Subscriber prepayments and deposits.....................................................................     24,210          --
  Short-term debt.........................................................................................     33,504          --
  Notes payable to parent.................................................................................     92,609          --
  Current portion of other long-term debt.................................................................     60,063     126,643
  Other current liabilities...............................................................................         --      12,986
                                                                                                           ----------    --------
        Total current liabilities.........................................................................    315,561     217,062

Other long-term debt......................................................................................    621,560     497,039
Deferred compensation.....................................................................................    173,251          --
Deferred taxes............................................................................................      4,580      28,776
Other long-term liabilities...............................................................................      4,655          --
                                                                                                           ----------    --------
        Total liabilities.................................................................................  1,119,607     742,877

Minority interests in subsidiaries........................................................................     13,722       3,356
                                                                                                           ----------    --------
Parent's (deficit) equity:
  Common  stock,  $0.01 par value,  1,000  shares  authorized,  100 and 100 shares issued and
   outstanding, respectively, (pledged as collateral under parent's senior discount notes)................         --          --
  Additional paid-in capital..............................................................................    339,074     329,463
  Accumulated deficit.....................................................................................   (383,651)   (102,844)
  Other cumulative comprehensive loss.....................................................................     (1,356)    (22,919)
                                                                                                           ----------    --------
        Total parent's (deficit) equity...................................................................    (45,933)    203,700
                                                                                                           ----------    --------
Commitments and Contingencies (Note 12 and 13)

        Total liabilities and parent's (deficit) equity................................................... $1,087,396    $949,933
                                                                                                           ==========    ========


                      The  accompanying  notes  are an  integral  part of  these consolidated financial statements.

                                                                151

                                                           UIH EUROPE, INC.
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Stated in thousands, except share and per share amounts)


                                                                                       For the Ten         For the Years Ended
                                                                                       Months Ended            February 28,
                                                                                       December 31,     --------------------------
                                                                                          1998             1998           1997
                                                                                       ------------     -----------    -----------
Revenue..............................................................................   $ 172,287        $  9,945      $     --
System operating expense.............................................................     (57,123)         (2,754)           --
System selling, general and administrative expense...................................     (56,401)         (3,418)           --
Corporate general and administrative expense.........................................    (178,279)         (7,320)       (4,693)
Depreciation and amortization........................................................     (76,550)         (6,086)           --
                                                                                        ---------        --------      --------
        Net operating loss...........................................................    (196,066)         (9,633)       (4,693)

Interest income .....................................................................       3,440              --            --
Interest expense.....................................................................     (38,524)         (2,045)           --
Interest expense, related party......................................................      (6,022)             --            --
Provision for losses on marketable equity securities and investment related costs....      (3,131)             --            --
Other income, net....................................................................       1,338              74            --
                                                                                        ---------        --------      --------
       Net loss before other items...................................................    (238,965)        (11,604)       (4,693)

Share in results of affiliated companies, net........................................     (25,679)        (42,431)      (24,662)
Minority interests in subsidiaries...................................................         793            (117)           --
                                                                                        ---------        --------      --------
       Net loss......................................................................   $(263,851)       $(54,152)     $(29,355)
                                                                                        =========        ========      ========




                      The  accompanying  notes  are an  integral  part of  these consolidated financial statements.

                                                           UIH EUROPE, INC.
                                          CONSOLIDATED STATEMENTS OF PARENT'S (DEFICIT) EQUITY
                                              (Stated in thousands, except share amounts)

                                                                                           Other
                                             Common Stock      Additional                Cumulative         Total
                                         --------------------   Paid-In    Accumulated  Comprehensive    Comprehensive
                                           Shares      Amount   Capital      Deficit       Loss(1)           Loss          Total
                                         ----------  --------  ----------  -----------  --------------   -------------   ---------
Balances, February 29, 1996.............    100        $ --    $154,197    $(19,337)       $(3,758)       $      --      $131,102

Capital contributions from parent.......     --          --       5,044          --             --               --         5,044
Net loss................................     --          --          --     (29,355)            --          (29,355)      (29,355)
Change in cumulative translation
 adjustments............................     --          --          --          --         (7,289)          (7,289)       (7,289)
                                            ---        ----    --------    ---------       -------        ---------      --------
Balances, February 28, 1997.............    100          --     159,241     (48,692)       (11,047)       $ (36,644)       99,502
                                                                                                          =========
Capital contributions from parent.......     --          --     170,222          --             --        $      --       170,222
Net loss................................     --          --          --     (54,152)            --          (54,152)      (54,152)
Change in cumulative translation
 adjustments............................     --          --          --          --        (11,872)         (11,872)      (11,872)
                                            ---        ----    --------    ---------       -------        ---------      --------
Balances, February 28, 1998.............    100          --     329,463    (102,844)       (22,919)       $ (66,024)      203,700
                                                                                                          =========
Non-cash contributions from parent......     --          --       3,825          --             --        $      --         3,825
Gain on deemed issuance of stock
 by subsidiary..........................     --          --       5,786          --             --               --         5,786
Elimination of historical two-month
 reporting difference due to change
 in fiscal year end.....................     --          --          --     (16,956)            --               --       (16,956)
Net loss................................     --          --          --    (263,851)            --         (263,852)     (263,851)
Change in unrealized gain on
 investments............................     --          --          --          --         23,350           23,350        23,350
Change in cumulative translation
 adjustments............................     --          --          --          --         (1,787)          (1,787)       (1,787)
                                            ---        ----    --------    --------        -------        ---------      --------
Balances, December 31, 1998.............    100        $ --    $339,074   $(383,651)       $(1,356)       $(242,289)     $(45,933)
                                            ===        ====    ========   =========        =======        =========      ========


(1) Other Cumulative Comprehensive Loss at the end of each reporting period consists of the following:

                                                   As of          As of February 28,           As of
                                               February 29,     ----------------------      December 31,
                                                   1996           1997         1998            1998
                                               ------------     ---------    ---------      ------------

Foreign currency translation adjustments         $(3,758)       $(11,047)    $(22,919)        $(24,706)
Unrealized gain on investment...........              --              --           --           23,350
                                                 -------        --------     --------         --------
        Total......................              $(3,758)       $(11,047)    $(22,919)        $ (1,356)
                                                 =======        ========     ========         ========

                      The  accompanying  notes  are an  integral  part of  these consolidated financial statements.

                                                           UIH EUROPE, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Stated in thousands)

                                                                                         For the Ten         For the Years Ended
                                                                                         Months Ended            February 28,
                                                                                         December 31,     --------------------------
                                                                                            1998             1998           1997
                                                                                         ------------     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................................................    $(263,851)       $(54,152)      $(29,355)
Elimination of historical two month reporting difference due to change in
 fiscal year end......................................................................      (16,956)             --             --
Adjustments to reconcile net loss to net cash flows from operating activities:
  Share in results of affiliated companies, net.......................................       31,903          42,431         24,662
  Allocation of general, administrative and other expenses accounted for as a net
   contribution of capital by parent..................................................        3,825           7,322          4,693
  Minority interests share of (income) losses.........................................         (569)            117             --
  Depreciation and amortization.......................................................       92,986           6,086             --
  Amortization of deferred financing costs............................................        4,640             109             --
  Compensation expense related to stock options.......................................      162,124              --             --
  Provision for losses on marketable equity securities and investment
   related costs......................................................................        3,131              --             --
  Increase in receivables, net........................................................       (9,919)           (709)            --
  (Increase) decrease in other assets.................................................       (5,364)            422             --
  Increase in accounts payable, accrued liabilities and other.........................       47,705           5,574             --
                                                                                         ----------        --------       --------
        Net cash flows from operating activities......................................       49,655           7,200             --
                                                                                         ----------        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash released..............................................................       19,576              --             --
Investments in and advances to affiliated companies...................................     (100,665)       (111,628)            --
Proceeds from sale of investments in affiliated companies.............................       19,968              --             --
New acquisitions, net of cash acquired................................................     (109,881)             --             --
Capital expenditures..................................................................     (141,547)         (7,461)            --
                                                                                         ----------        --------       --------
        Net cash flows from investing activities......................................     (312,549)       (119,089)            --
                                                                                         ----------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term  and long-term borrowings....................................      281,648             505             --
Deferred financing costs..............................................................       (5,037)             --             --
Repayments of long and short-term borrowings..........................................     (138,175)         (1,456)            --
Proceeds from note payable to parent..................................................       86,468              --             --
Cash contribution from parent.........................................................           --         162,500             --
Cash paid to minority interest partners...............................................         (253)             --             --
                                                                                         ----------        --------       --------
        Net cash flows from financing activities......................................      224,651         161,549             --
                                                                                         ----------        --------       --------
EFFECT OF EXCHANGE RATES ON CASH......................................................        4,723            (494)            --
                                                                                         ----------        --------       --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................................      (33,520)         49,166             --
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................       49,166              --             --
                                                                                         ----------        --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................   $   15,646        $ 49,166       $     --
                                                                                         ==========        ========       ========


                      The  accompanying  notes  are an  integral  part of  these consolidated financial statements.

                                                           UIH EUROPE, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                        (Stated in thousands)

                                                                                         For the Ten         For the Years Ended
                                                                                         Months Ended            February 28,
                                                                                         December 31,     --------------------------
                                                                                            1998             1998           1997
                                                                                         ------------     -----------    -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  CONTRIBUTION OF DUTCH CABLE SYSTEMS TO NEW JOINT VENTURE:
    Working capital...................................................................    $ (1,871)        $      --      $    --
    Investments in affiliated companies...............................................      96,866                --           --
    Property, plant and equipment.....................................................      85,037                --           --
    Goodwill and other intangible assets..............................................      78,515                --           --
    Senior secured notes and other debt...............................................    (111,553)               --           --
    Other liabilities.................................................................     (17,417)               --           --
                                                                                          --------         ---------       ------
          Total net assets contributed................................................    $129,577         $      --       $   --
                                                                                          ========         =========       ======
  Seller note for purchase of system in Hungary.......................................    $ 18,000         $      --       $   --
                                                                                          ========         =========       ======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest............................................................    $ 34,706         $      --       $   --
                                                                                          ========         =========       ======
    Cash received for interest........................................................    $  3,513         $      --       $   --
                                                                                          ========         =========       ======
ACQUISITION OF DUTCH CABLE ASSETS:
   Property, plant and equipment and other long-term assets...........................    $(51,632)        $      --       $   --
   Goodwill and other intangible assets...............................................     (36,416)               --           --
                                                                                          --------         ---------       ------
          Total cash paid.............................................................    $(88,048)        $      --       $   --
                                                                                          ========         =========       ======
ACQUISITION OF ADDITIONAL 50.0% INTEREST IN EUROPEAN SUBSIDIARY:
   Working capital, including cash acquired of $50,872................................    $     --         $  (7,158)      $   --
   Investment in UIH Class A Common Stock.............................................          --           (33,074)          --
   Investments in affiliated companies................................................          --          (167,945)          --
   Property, plant and equipment and other long-term assets...........................          --          (273,988)          --
   Goodwill and other intangible assets...............................................          --          (383,503)          --
   Elimination of UIH equity investment...............................................          --            46,319           --
   Long-term debt.....................................................................          --           624,633           --
   Other liabilities..................................................................          --            32,216           --
                                                                                          --------         ---------       ------
          Total cash paid.............................................................    $     --         $(162,500)      $   --
                                                                                          ========         =========       ======


                      The  accompanying  notes  are an  integral  part of  these consolidated financial statements.

                                UIH EUROPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Stated in thousands, except share and per share amounts)

1.       ORGANIZATION AND NATURE OF OPERATIONS

UIH Europe, Inc. formerly known as Joint Venture, Inc. (the "Company" or "UIHE") was formed as a Delaware corporation in September 1989, for the purpose of developing, acquiring and managing European multi-channel television, programming and telephony operations. The Company is a wholly-owned subsidiary of United International Holdings, Inc. ("UIH").

The following chart presents a summary of the Company's significant investments in multi-channel television and telephony operations as of December 31, 1998.

          ***********************************************************
          *                                                         *
          *                           UIH                           *
          *                                                         *
          ***********************************************************
                                100%   *
          ***********************************************************
          *                                                         *
          *                          UIHE                           *
          *                                                         *
          ***********************************************************
                                       *
                                100%(1)*
          ***********************************************************
          *                                                         *
          *      United Pan-Europe Communications N.V. ("UPC")      *
          *                                                         *
          ***********************************************************
                                       *
                                       *
          ***********************************************************
          *Austria:                                                 *
          * Telekabel Group                                 95.0%   *
          *Belgium:                                                 *
          * Radio Public N.V./S.A. ("TVD")                 100.0%   *
          *Czech Republic:                                          *
          * Kabel Net Group ("Kabel Net")                  100.0%   *
          * Ceska Programova Spolecnost SRO ("TV Max")     100.0%   *
          *France:                                                  *
          * Mediareseaux Marne S.A. ("Mediareseaux")        99.6%   *
          *Hungary:                                                 *
          * Telekabel Hungary BV ("Telekabel Hungary")      79.3%   *
          * Kabelkom Kabeltelevizio KFT ("Telekabel                 *
          *  Hungary Programming")                          50.0%(2)*
          * Monor Telefon Tarsasag, Rt ("Monor")            44.8%   *
          *Ireland:                                                 *
          * Tara Television Limited ("Tara")                80.0%   *
          *Israel:                                                  *
          * Tevel Israel International Communications               *
          *  Ltd. ("Tevel")                                 46.6%   *
          *Malta:                                                   *
          * Melita Cable TV PLC ("Melita")                  50.0%   *
          *The Netherlands:                                         *
          * United Telekabel Holding NV ("UTH")             51.0%(3)*
          *Norway:                                                  *
          * Janco Multicom AS ("Janco")                    100.0%   *
          *Romania:                                                 *
          * Control Cable Ventures SRL ("Control Cable")   100.0%   *
          * Multicanal Holdings SRL ("Multicanal")         100.0%   *
          * Eurostat CA-TV SRL ("Eurosat")                  51.0%   *
          *Slovak Republic:                                         *
          * Kabeltel SRO ("Kabeltel")                      100.0%   *
          * Trnavatel SRO ("Trnavatel")                     75.0%   *
          *Spain/Portugal:                                          *
          * Ibercom, Inc. ("IPS")                           33.5%(4)*
          ***********************************************************

(1) As of December 31, 1998, UIHE held effectively all of the voting control of UPC and owned all of its issued and outstanding shares, including approximately 7.2% of such shares, which had been registered in the name of a foundation controlled by UIH to support UPC's employee stock option plan. In February 1999, UPC successfully completed an initial public offering selling 44.6 million of its shares on the Amsterdam Stock Exchange and Nasdaq National Market System and completed a sale of approximately 1.6 million shares to a strategic investor, resulting in an ownership interest by UIHE of approximately 64.3% subsequent to the offering.

                                UIH EUROPE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Stated in thousands, except share and per share amounts)

(2) In March 1999, Time Warner Entertainment Company ("TWE") exercised its option to acquire UPC's interest in Telekabel Hungary Programming (see Note
     3).
(3) On February 17, 1999, UPC acquired the remaining 49.0% of UTH for euro250,187 (approximately $282,738) (see Note 3).
(4)  UIH transferred its interest in IPS to UPC in February 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had a net working capital deficit of $227,933. However, subsequent to December 31, 1998, UPC completed an initial public offering resulting in approximately $1,431,600 in net proceeds. Management believes that these funds will enable UPC to fund the operating and development requirements of its subsidiaries and to cover corporate overhead for the next year.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest, except for UTH, where because of certain minority shareholders rights the Company accounts for its investment in UTH using the equity method of accounting. The Company began consolidating UPC upon acquisition on December 11, 1997. Prior to December 11, 1997, the Company accounted for its investment in UPC under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

CHANGE IN FISCAL YEAR END

Prior to the ten months ended December 31, 1998, the Company's fiscal year end was February 28, and it accounted for its share of the income or loss of its operating companies based on the calendar year results of each operating company. This created a two month delay in reporting the operating company results in the Company's consolidated results for its fiscal year-end. On February 24, 1999, the Company changed its fiscal year-end from the last day in February to the last day in December, effective December 31, 1998. To effect the transition to the new fiscal year end, the combined results of operations of the operating companies for January and February 1998, a loss of $16,956, has been reported as a one-time charge to retained deficit as of March 1, 1998 in the consolidated statement of parent's deficit. Consequently, the consolidated statement of operations presents the consolidated results of the Company and its subsidiaries for the ten months ended December 31, 1998. For comparative purposes, the Company's consolidated revenue, net operating loss and net loss were $9,945, $2,318 and $36,750, respectively, for the ten months ended December 31, 1997.

CASH AND CASH EQUIVALENTS AND SHORT-TERM LIQUID INVESTMENTS

Cash and cash equivalents include cash and investments with original maturities of less than three months. Short-term liquid investments include certificates of deposit, commercial paper, corporate bonds and government securities which have original maturities greater than three months but less than twelve months. Short-term liquid investments are classified as available-for-sale and are reported at fair market value.

RESTRICTED CASH

Cash held as collateral for letters of credit and other loans is classified based on the expected expiration of such facilities. Cash held in escrow and restricted to a specific use is classified based on the expected timing of such disbursement.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

COSTS TO BE REIMBURSED BY AFFILIATED COMPANIES

The Company incurs costs on behalf of affiliated companies, such as salaries and benefits, travel and professional services. These costs are reimbursed by the affiliated companies.

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

For those investments in unconsolidated subsidiaries and companies in which the Company's voting interest is 20.0% to 50.0%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate, limited to the extent of the Company's investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net tangible assets.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Assets constructed incorporate overhead expense and interest charges incurred during the period of construction; investment subsidies are deducted. Upon disconnection of a subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off and accounted for as an operating cost. Depreciation is calculated using the straight-line method over the economic life of the asset.

The economic lives of property, plant and equipment at acquisition are as follows:

     Cable distribution networks....................    7-20 years
     Subscriber premises equipment and converters...       5 years
     MMDS/DTH distribution facilities...............    7-20 years
     Office equipment, furniture and fixtures.......     3-8 years
     Buildings and leasehold improvements...........   20-33 years
     Other..........................................    3-10 years

GOODWILL AND OTHER INTANGIBLE ASSETS

The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized on a straight-line basis over 15 years. Licenses in newly-acquired companies are recognized at the fair market value of those licenses at the date of acquisition. Licenses in new franchise areas include the capitalization of direct costs incurred in obtaining the license. The license value is amortized on a straight-line basis over the initial license period, up to a maximum of 20 years.

RECOVERABILITY OF TANGIBLE AND INTANGIBLE ASSETS

The Company evaluates the carrying value of all tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

DEFERRED FINANCING COSTS

Costs to obtain debt financing are capitalized and amortized over the life of the debt facility using the effective interest method.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

SUBSCRIBER PREPAYMENTS AND DEPOSITS

Payments received in advance for cable television service are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

OTHER COMPREHENSIVE LOSS

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that an enterprise
(i) classify items of other comprehensive income (loss) by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

REVENUE RECOGNITION

Revenue is primarily derived from the sale of cable television services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many different countries worldwide.

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method, which results in compensation expense for the difference between the grant price and the fair market value at each measurement date. UPC has incentive stock option plans for their employees. With respect to these plans, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense and deferred compensation expense are recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock.

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

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' (deficit) equity, included in Other Comprehensive Loss.

Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions.

Cash flows from the Company's operations in foreign countries are translated based on their functional currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not agree to changes in the corresponding balances on the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities.

Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in a currency other than their own functional currency. In general, the Company and the operating companies do not execute hedge transactions to reduce the Company's exposure to foreign currency exchange rate risks. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

On January 11, 1999, eleven of the fifteen member countries of the European Union fixed their conversion rates between their existing sovereign currencies and the Euro, eliminating the foreign exchange rate fluctuation exposure of UPC related to its operating subsidiaries in the eleven countries (including UPC's subsidiaries in The Netherlands, Austria, Belgium, France and Spain). UPC's investments in countries outside the eleven countries which have adopted the Euro include Norway, Hungary, Ireland, Israel and Malta.

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires that a public business enterprise report certain financial and descriptive information about its reportable segments. The Company adopted SFAS 131 for the ten months ended December 31, 1998.

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

The American Institute of Certified Public Accountants recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, for projects in progress and prospectively, with earlier application encouraged. Management believes that the adoption of SOP 98-1 will not have a material effect on its financial position or results of operations.

The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation.

3.   ACQUISITIONS AND DISPOSITIONS

COMBIVISIE AND CNBH

Effective January 1, 1998, UPC acquired certain assets, including the Dutch cable systems of Combivisie for $88,048. The purchase was funded with a Dutch guilder ("NLG") 60,000 ($29,226) draw on UPC's Senior Revolving Credit Facility (as defined in Note 10) and NLG120,762 ($58,822) from a UPC credit facility with a bank which was subsequently refinanced. Subsequent to the transaction, the assets and liabilities of UPC's other Dutch systems and Combivisie were merged, forming Cable Network Brabant Holding B.V. ("CNBH"), a wholly-owned subsidiary of UPC.

TELEKABEL HUNGARY AND TELEKABEL HUNGARY PROGRAMMING

On June 29, 1998, UPC acquired TWE's interest in its Hungarian multi-channel television system assets for $9,500 in cash and a non-interest bearing promissory note in the amount of $18,000 (the "Time Warner Note"). UPC and TWE retained their respective percentage interests in Telekabel Hungary Programming. UPC granted TWE an option to acquire UPC's interest in Telekabel Hungary Programming along with certain other assets in consideration for the cancellation of the Time Warner Note. On June 30, 1998, UPC merged its 100%-owned Hungarian multi-channel television systems ("Kabelkom"), along with the assets acquired from TWE, with Hungary's second largest multiple system operator to form the new joint venture Telekabel Hungary. UPC retains a 79.25% ownership interest in the new entity. In March 1999, TWE exercised its option to acquire UPC's interest in Telekabel Hungary Programming and the Time Warner Note was cancelled.

UTH

In August 1998, UPC merged its Dutch cable television and telecommunications assets, consisting of its 50.0% interest in A2000 Holding NV ("A2000") and its wholly-owned subsidiary CNBH, with those of the Dutch energy company N.V. NUON Energie-Onderneming voor Gelderland, Friesland en Flevoland ("NUON"), forming a new company, UTH (the "UTH Transaction"). The transaction was accounted for as a formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Although UPC retained a majority economic and voting interest in UTH, because of joint governance on most significant operating decisions, UPC accounted for its investment in UTH using the equity method of accounting.

On February 17, 1999, UPC acquired the remaining 49.0% of UTH from NUON (the "NUON Transaction") for euro235,086 ($265,672). In addition, UPC repaid NUON and assumed from NUON a euro15,101 ($17,066) subordinated loan, including accrued interest, dated December 31, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering.

The following unaudited pro forma condensed consolidated operating results for the ten months ended December 31, 1998 and the year ended February 28, 1998 gives effect to the UTH Transaction and the NUON Transaction as if they had occurred at the beginning of the periods presented. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                  For the Ten Months            For the Year Ended
                                               Ended December 31, 1998          February 28, 1998
                                               ------------------------     -------------------------
                                               Historical    Pro Forma      Historical     Pro Forma
                                               ----------   -----------     ----------    -----------
     Revenue................................   $ 172,287     $ 253,295      $  9,945       $  9,945
                                               =========     =========      ========       ========
     Net loss...............................   $(263,852)    $(299,708)     $(54,152)      $(68,508)
                                               =========     =========      ========       ========

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

TEVEL AND MELITA

In November 1998, UPC (i) acquired from Tele-Communications International, Inc. ("TINTA") its indirect 23.3% and 25.0% interests in the Tevel and Melita systems for $91,500, doubling UPC's respective ownership in these systems to 46.6% and 50.0%, respectively, (ii) purchased an additional 5.0% interest in Princes Holdings and 5.0% of Tara in consideration for 384,531 shares of UIH Class A Common Stock held by UPC, and (iii) sold the 5.0% interest in Princes Holdings, together with its existing 20.0% interest, to TINTA for $20,500. The net payment of $71,000 to TINTA ($68,000 after closing adjustments) was funded with the proceeds of a $90,000 promissory note made by a subsidiary of UPC to its primary partners in the Tevel system (the "DIC Loan").

UPC

In July 1995, the Company and Philips Electronics N.V. ("Philips") contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. Philips contributed to UPC its 95.0% interest in cable television systems in Austria, its 100% interest in cable television systems in Belgium, its minority interests in multi-channel television systems in Germany, the Netherlands (Eindhoven) and France. The Company contributed its interests in multi-channel television systems in Israel, Ireland, the Czech Republic, Malta, Norway, Hungary, Sweden and Spain. The Company also contributed $78,200 in cash to UPC and issued to Philips 3,169,151 shares of its Class A Common Stock having a value of $50,000 (at date of closing). In addition, UPC issued to Philips $133,600 of convertible subordinated pay-in-kind notes (the "PIK Notes"). As a result of this transaction, the Company and Philips each owned a 50.0% economic and voting interest in UPC.

On December 11, 1997, the Company acquired Philips' entire interest in UPC (the "UPC Transaction"). As part of the UPC Transaction, (i) UPC purchased the 3,169,151 shares of Class A Common Stock of the Company held by Philips, (ii) UIH purchased NLG169,899 ($84,336) of the accreted amount of UPC's PIK Notes and redeemed them for 15,180,261 shares of UPC, (iii) UPC repaid to Philips the remaining NLG170,371 ($84,570) accreted amount of the PIK Notes, (iv) UIH purchased 13,121,604 shares of UPC directly from Philips, and (v) UPC repurchased Philips' remaining equity interest in UPC (24,378,396 shares). The Company effectively owned 100% of UPC as a result of the UPC Transaction, except for shares held by a foundation controlled by UIH which administers the UPC stock plan for the benefit of UPC employees and management, pursuant to UPC's equity incentive plans. The final purchase price (excluding transaction-related costs) was $425,200, comprised of $168,700 for the purchase by the Company and repayment by UPC of UPC's PIK Notes, $33,200 allocated to the purchase by UPC of 3,169,151 shares of the Company's Class A Common Stock and $223,300 allocated to the purchase of Philips' interest in UPC. The UPC Transaction was funded by a long-term revolving credit facility through UPC with a syndicate of banks ($151,500), a bridge bank facility through a subsidiary of UPC ($111,200) and a cash investment by the Company of $162,500.

Details of the net assets acquired, based on a preliminary allocation of the purchase price, which were denominated in Dutch guilders and translated to U.S. dollars using the exchange rate on the date of acquisition, were as follows:

     Working capital, including cash acquired of $50,872.........   $  (7,158)
     Investment in UIH Class A Common Stock......................     (33,074)
     Investment in affiliated companies..........................    (167,945)
     Property, plant and equipment and other long-term assets....    (273,988)
     Goodwill and other intangible assets........................    (383,503)
     Elimination of UIH equity investment........................      46,319
     Long-term debt..............................................     624,633
     Other liabilities...........................................      32,216
                                                                    ---------
        Total cash paid..........................................   $(162,500)
                                                                    =========
JANCO

In January 1997 UPC deposited NLG47,000 ($24,867) with a bank as collateral for an obligation to seller to purchase the remaining 29.8% in Janco that UPC did not already own. In November 1998, UPC exercised its call option and acquired the remaining minority shareholder interest in Janco for NLG37,200 ($19,683). The residual restricted funds held as collateral were released.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

PRO FORMA FINANCIAL INFORMATION FOR THE YEARS ENDED FEBRUARY 28, 1998 AND 1997

The following pro forma condensed consolidated operating results for the years ended February 28, 1998 and 1997 give effect to the UPC Transaction as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information and notes thereto do not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                   For the Year Ended          For the Year Ended
                                                   February 28, 1998           February 28, 1997
                                               -------------------------    --------------------------
                                               Historical   Pro Forma(1)    Historical   Pro Forma (2)
                                               ----------   ------------    ----------   -------------

     Revenue................................   $  9,945       $ 173,344     $     --       $145,076
                                               ========       =========     ========       ========
     Net loss...............................   $(54,152)      $(104,925)    $(29,355)      $(75,576)
                                               ========       =========     ========       ========

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

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                    As of December 31, 1998
                                      -------------------------------------------------------------------------------------
                                        Investments in                         Cumulative          Cumulative
                                        and Advances to       Dividends    Share in Results of     Translation
                                      Affiliated Companies    Received    Affiliated Companies     Adjustments      Total
                                      --------------------    ---------   --------------------     -----------    ---------
UTH.................................       $135,290           $    --         $(11,447)              $8,288       $132,131
Tevel...............................         96,340            (6,090)            (390)                (306)        89,554
Melita..............................         14,078                --              997                  724         15,799
Telekabel Hungary Programming.......         12,263                --           (3,881)                  28          8,410
Monor...............................         11,301                --           (2,601)              (7,849)           851
Other...............................          7,595                --             (531)                 400          7,464
                                           --------           -------         --------               ------       --------
        Total.......................       $276,867           $(6,090)        $(17,853)              $1,285       $254,209
                                           ========           =======         ========               ======       ========

                                                                  As of February 28, 1998
                                     ---------------------------------------------------------------------------------------
                                        Investments in                         Cumulative          Cumulative
                                        and Advances to       Dividends    Share in Results of     Translation
                                      Affiliated Companies    Received    Affiliated Companies     Adjustments       Total
                                     --------------------    ---------   --------------------     -----------     ---------
A2000...............................       $109,373           $    --           $(287)                $ 4          $109,090
Melita, Princes Holdings and Tevel..         51,005                --             (32)                 --            50,973
Kabelkom............................         28,605                --             124                 (1)            28,728
Other...............................          1,774                --              --                  --             1,774
                                           --------           -------           -----                 ---          --------
        Total.......................       $190,757           $    --           $(195)                $ 3          $190,565
                                           ========           =======           =====                 ===          ========

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

As of December 31, 1998 and February 28, 1998, the Company had the following differences related to the excess of its cost over its proportionate interest in each affiliate's net tangible assets included in the above table. Such differences are being amortized over 15 years.

                                         As of December 31, 1998         As of February 28, 1998
                                       --------------------------      ---------------------------
                                         Basis       Accumulated         Basis       Accumulated
                                       Difference    Amortization      Difference    Amortization
                                       ----------    ------------      ----------    ------------
UTH...................................  $  1,471       $   (33)         $     --        $  --
Tevel ................................    80,644        (3,351)               --           --
Melita................................    12,898          (451)               --           --
Telekabel Hungary Programming ........     7,629          (302)               --           --
A2000.................................        --            --            90,898           --
Melita, Princes Holdings and Tevel....        --            --            31,054           --
Kabelkom..............................        --            --            20,509           --
Monor.................................       885           (69)               --           --
Other.................................     3,585           (73)               --           --
                                        --------       -------          --------        -----
        Total.........................  $107,112       $(4,279)         $142,461        $  --
                                        ========       =======          ========        =====

Condensed financial information for UPC, stated in U.S. dollars, is presented below:

                                                                  For the Year Ended        For the Year Ended
                                                                 December 31, 1997 (1)      December 31, 1996
                                                                 ---------------------      ------------------
     Revenue...................................................       $ 172,951                  $145,076
     Operating, selling, general and administrative expense....        (121,833)                  (96,814)
     Depreciation and amortization.............................         (68,148)                  (47,238)
                                                                      ---------                  --------
        Net operating (loss) income............................         (17,030)                    1,024
     Interest, net.............................................         (32,936)                  (21,135)
     Share in results of affiliated companies, net.............         (10,395)                  (13,187)
     Other.....................................................         (29,820)                  (14,152)
                                                                      ---------                  --------
        Net loss...............................................       $ (90,181)                 $(47,450)
                                                                      =========                  ========

(1) The Company consolidated the results of UPC effective December 11, 1997.


5.   MARKETABLE EQUITY SECURITIES OF PARENT

As a result of the UPC Transaction, UPC acquired 3,169,151 shares of UIH's Class A Common Stock, valued at cost on December 11, 1997 at $33,074. In November 1998, UPC used 384,531 shares to acquire an additional 5.0% interest in Tara and Princes Holdings, resulting in 2,784,620 remaining UIH shares held by UPC.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

6.   PROPERTY, PLANT AND EQUIPMENT                                                         As of             As of
                                                                                        December 31,     February 28,
                                                                                           1998              1998
                                                                                        ------------     ------------
     Cable distribution networks.....................................................     $246,607         $180,555
     Subscriber premises equipment and converters....................................       71,178           40,262
     MMDS/DTH distribution facilities................................................        7,340            6,416
     Office equipment, furniture and fixtures........................................       18,674            6,475
     Buildings and leasehold improvements............................................        6,748            1,838
     Other...........................................................................       14,905            7,581
                                                                                          --------         --------
                                                                                           365,452          243,127
          Accumulated depreciation...................................................      (46,406)          (3,675)
                                                                                          --------         --------
          Net property, plant and equipment..........................................     $319,046         $239,452
                                                                                          ========         ========

7.   GOODWILL AND OTHER INTANGIBLE ASSETS                                                  As of             As of
                                                                                        December 31,     February 28,
                                                                                           1998              1998
                                                                                        ------------     ------------
     Telekabel Group.................................................................     $206,092         $192,828
     Janco ..........................................................................       87,563           94,200
     CNBH (1)........................................................................           --           39,847
     Telekabel Hungary...............................................................       51,550              --
     TVD.............................................................................       22,322           20,903
     Other...........................................................................       12,970           13,794
                                                                                          --------         --------
                                                                                           380,497          361,572
          Accumulated amortization...................................................      (20,693)          (2,411)
                                                                                          --------         --------
          Net goodwill and other intangible assets...................................     $359,804         $359,161
                                                                                          ========         ========


     (1) Effective August 6, 1998, CNBH was contributed to UTH as part of the UTH Transaction.

8.   SHORT-TERM DEBT                                                                       As of             As of
                                                                                        December 31,     February 28,
                                                                                           1998              1998
                                                                                        ------------     ------------
     Time Warner Note................................................................      $18,000         $    --
     Telekabel Hungary Facility......................................................       15,504              --
                                                                                           -------         -------
          Total short-term debt......................................................      $33,504         $    --
                                                                                           =======         =======

Carrying value approximates fair value for these short-term facilities.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

TIME WARNER NOTE

In December 1998, TWE extended the maturity date of its non-interest bearing note for a period of 90 days to the earlier of June 30, 1999 or 90 days after written notice from TWE. Subsequent to December 31, 1998, the Time Warner Note was cancelled as TWE exercised its option to acquire UPC's 50.0% interest in Telekabel Hungary Programming.

TELEKABEL HUNGARY FACILITY

In October 1998, Telekabel Hungary entered into a German mark ("DM") 65,600 ($39,317) six-month secured bridge facility. Availability under this facility depends on certain financial covenants. The DM49,200 ($29,488) international tranche of the facility and half of the DM16,400 ($9,829) local tranche bear interest at LIBOR plus 2.5% per annum plus an additional cost of funding calculation. The remaining half of the local tranche must be drawn in Hungarian forints and bears interest at Budapest interbank offered rates for Hungarian forints, plus 2.5% per annum plus an additional cost of funding calculation. Telekabel Hungary is using the facility, among other things, to finance capital expenditures and to acquire minority shares in UPC's Hungarian systems. UPC has pledged its indirect 79.25% interest in Telekabel Hungary to secure the facility. The facility also is secured by a pledge over certain assets of the Telekabel Hungary group and a negative pledge. Telekabel Hungary is currently negotiating a long-term facility with the lenders to replace this bridge facility. As of December 31, 1998, the amount outstanding under this facility totaled DM25,861 ($15,504).

9.   NOTE PAYABLE TO PARENT

                                                                   As of            As of
                                                                December 31,     February 28,
                                                                   1998             1998
                                                                ------------     ------------
     Note payable to parent, including accrued interest
       of $6,141 and $0, respectively........................     $92,609           $    --
                                                                  =======           =======

UIH loaned the Company a total of $86,468 in connection with funding the general operations of UPC as well as the repayment of the UPC Bridge Bank Facility (see
Note 10). The UIH loan accrues interest at 10.75% per annum. The Company repaid $87,499 of principal and interest in February 1999 with proceeds from UPC's initial public offering.

10.  OTHER LONG-TERM DEBT

                                                                   As of            As of
                                                                December 31,     February 28,
                                                                   1998             1998
                                                                ------------     ------------
     Senior Revolving Credit Facility........................     $512,179         $437,598
     Bridge Bank Facility....................................       60,063          125,000
     Mediareseaux Facility...................................       21,346               --
     DIC Loan................................................       84,214               --
     Other UPC...............................................        3,821           61,084
                                                                  --------         --------
                                                                   681,623          623,682
          Less current portion...............................      (60,063)        (126,643)
                                                                  --------         --------
          Total other long-term debt.........................     $621,560         $497,039
                                                                  ========         ========

SENIOR REVOLVING CREDIT FACILITY

In October 1997, UPC and certain of its subsidiaries entered into a NLG1,100,000 ($582,000) multi-currency Senior Revolving Credit Facility with a syndicate of banks. As of December 31, 1998, a total of NLG968,000 ($512,179) was outstanding under this facility. The amount outstanding for UPC, Telekabel Group and Janco was NLG620,000 ($328,042), NLG213,500 ($112,963) and NLG134,500 ($71,174),

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

respectively. Amounts advanced under the Senior Revolving Credit Facility bear interest at the London interbank offered rate ("LIBOR") plus a margin ranging from 0.5% to 2.0% per annum. The aggregate amount available for borrowing under the facility is reduced automatically by 5.0% per quarter beginning December 31, 2001. The borrowings of UPC and its subsidiaries in Austria, Belgium and Norway are limited by financial covenants under the Senior Revolving Credit Facility. The principal amount of all borrowings by UPC and such subsidiaries may not exceed certain multiples of total annualized net operating cash flow for UPC and such subsidiaries. In addition, the principal amount of all borrowings of UPC and such subsidiaries may not exceed certain multiples of their cable television net operating cash flow. The Senior Revolving Credit Facility generally prohibits dividends and other distributions to shareholders of UPC unless, among other things, UPC achieves for at least two consecutive quarters certain financial ratios. The Senior Revolving Credit Facility also includes financial covenants relating to interest and debt service coverage and application of proceeds from asset sales and securities offerings. Borrowings by UPC and certain of its subsidiaries in Austria, Belgium and Norway under the Senior Revolving Credit Facility together with borrowings under the Bridge Bank Facility may not exceed NLG1,300,000 ($687,831) before September 30, 2001. The Senior Revolving Credit Facility also generally limits to NLG80,000 ($42,328) UPC's investments in, loans to and guarantees for, certain of UPC's subsidiaries and downstream affiliates that are not borrowers or guarantors under the Senior Revolving Credit Facility. UPC repaid a portion of this facility in February 1999 with proceeds from their initial public offering (see Note 17).

BRIDGE BANK FACILITY

In connection with the UPC Transaction, UPC entered into the $125,000 Bridge Bank Facility with a syndicate of banks. The Bridge Bank Facility is a one year bridge originally due December 5, 1998 and bears interest at LIBOR plus a margin ranging from 4.5% to 6.0% per annum. In November 1998, the lenders granted an extension of the maturity date to June 5, 1999. The Bridge Bank Facility generally prohibits dividends and distributions and is secured by various upstream guarantees from, negative pledges over and, in some cases, share pledges of, certain share holdings or partnership interests of UPC in operating systems in The Netherlands, France, Israel and Malta, as well as a first lien over approximately 2,784,620 shares of UIH's Class A Common Stock which UPC acquired from Philips as part of the UPC Transaction. The Bridge Bank Facility prohibits all of the companies whose interests are pledged from incurring additional indebtedness, subject to certain exceptions. UPC must apply proceeds from disposals, if any, of certain share holdings and partnership interests to prepayment of the facility, which restricts the manner and terms on which UPC may dispose of these assets. UPC must maintain on deposit with the bank a compensating balance, restricted for payment of interest, until the facility matures. The balance in this interest reserve account, including proceeds from the sale of Princes Holdings, was NLG30,263 ($16,012) as of December 31, 1998. UPC repaid $64,937 of the Bridge Bank Facility during the year ended December 31, 1998, resulting in an outstanding amount of $60,063 as of December 31, 1998. UPC repaid the remaining balance of this facility in February 1999 with proceeds from their initial public offering (see Note 17).

MEDIARESEAUX FACILITY

In July 1998, Mediareseaux entered into a 9.5 year term facility with a bank for an amount of French francs ("FRF")680,000 ($121,400) ("Mediareseaux Facility"). The purpose of the facility is to finance on-going capital expenditures, working capital and acquisitions with a limit of FRF120,000 ($21,400). The Mediareseaux Facility bears interest at LIBOR plus a margin ranging from 0.75% to 2.0%. The availability of the facility depends on revenue generated and debt to equity ratios. The availability period ends at December 31, 2002. The repayment period starts from January 1, 2003 to final maturity in 2007. During the repayment period, Mediareseaux must apply 50.0% of its excess cash flow in prepaying the facility. The Mediareseaux Facility generally restricts the payment of dividends and distributions. This facility also restricts Mediareseaux from incurring additional indebtedness, subject to certain exceptions. In July 1998, Mediareseaux secured a 9.5 year FRF20,000 ($3,600) overdraft facility, subject to the same terms and conditions as the Mediareseaux Facility except that the availability tests are not applicable. As of December 31, 1998 an amount of FRF120,000 ($21,346) was outstanding under the Mediareseaux Facility.

DIC LOAN

In November 1998, a subsidiary of Discount Investment Corporation ("DIC") loaned UPC a total of $90,000 to acquire the additional interests in Tevel and Melita. The DIC Loan matures in November 2000 and is secured by UPC's pledge of its ownership interest in Tevel. The DIC Loan bears interest at 8.0% and is payable, together with 106.0% of the principal amount, on maturity. The DIC Loan may be repaid on quarterly prepayment dates with three months' prior notice by UPC. In

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

connection with the DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of $90,000, plus accrued interest, of ordinary shares of UPC at a price equal to 90.0% of the initial public offering price. The exercise price of this option, which expires upon the initial public offering, is payable in cash or delivery of the DIC Loan promissory notes. UPC allocated the $90,000 in loan proceeds between the debt instrument ($84,214) and the equity option element ($5,786) on the basis of relative fair values. Accordingly, the effective interest rate on the debt instrument exceeds the stated rate as set forth above. At the date of UPC's initial public offering, DIC exercised the option and acquired 1,558,654 ordinary shares of UPC.

FAIR VALUE OF DEBT

Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                             Carrying Value   Fair Value
                                             --------------   ----------
     As of December 31, 1998:
       Senior Revolving Credit Facility....     $512,179       $512,179
       Bridge Bank Facility................       60,063         60,063
       Mediareseaux Facility...............       21,346         21,346
       DIC Loan............................       84,214         84,214
       Other UPC...........................        3,821          3,821
                                                --------       --------
          Total............................     $681,623       $681,623
                                                ========       ========

     As of February 28, 1998:
       Senior Revolving Credit Facility....     $437,598       $437,598
       Bridge Bank Facility................      125,000        125,000
       Other UPC...........................       61,084         61,084
                                                --------       --------
          Total............................     $623,682       $623,682
                                                ========       ========

DEBT MATURITIES

The maturities of the Company's debt are as follows:

     Year Ended December 31, 1999...........    $ 60,063
     Year Ended December 31, 2000...........      84,737
     Year Ended December 31, 2001...........          --
     Year Ended December 31, 2002...........      46,570
     Year Ended December 31, 2003...........     118,537
     Thereafter.............................     371,716
                                                --------
          Total.............................    $681,623
                                                ========

1998 NOTES

On February 5, 1998, UIH sold $1,375,000 principal amount at maturity of 10.75% senior secured discount notes due 2008 (the "1998 Notes"). The 1998 Notes were issued at a discount from their principal amount at maturity, resulting in gross proceeds to UIH of approximately $812,200.

UIH used approximately $531,800 of the proceeds from the 1998 Notes to complete a tender offer for UIH's existing 14% senior secured discount notes due 1999 (collectively, the "Old Notes") and the consent solicitation that UIH conducted concurrently therewith. UIH commenced the tender offer on January 7, 1998, and the tender offer expired on February 4, 1998, with over 99.8% of the Old Notes being validly tendered. UIH subsequently purchased $500 principal amount at maturity of the Old Notes on the open market, leaving approximately $465 principal amount at maturity outstanding as of February 28, 1998. The Old Notes redeemed had an aggregate accreted value of approximately $466,200 as of February 5, 1998. This tender premium of approximately $65,600, combined with the write-off of unamortized deferred financing costs and other transaction-related costs totaling approximately $13,500, resulted in an extraordinary charge of $79,091.

The 1998 Notes will accrete at 10.75% per annum, compounded semi-annually to an aggregate principal amount of $1,375,000 on February 15, 2003, at which time cash interest will commence to accrue. Commencing August 15, 2003, cash interest on the 1998 Notes will be payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The 1998 Notes will mature on

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)


February 15, 2008, and will be redeemable at the option of UIH on or after February 15, 2003.

The remaining Old Notes will mature on November 15, 1999. Holders of the 1998 Notes and the remaining outstanding Old Notes share a first-priority security interest in the stock and intercompany notes to UIH of UIPI; however, only holders of the 1998 Notes have a first-priority security interest in the stock and intercompany notes to UIH of UIHE.

The 1998 Notes are senior secured obligations of UIH that rank senior in right of payment to all future subordinated indebtedness of UIH and rank pari passu in right of payment with the Old Notes. The 1998 Notes are effectively subordinated to all future indebtedness and other liabilities and commitments of UIH's subsidiaries. Under the terms of the indenture governing the 1998 Notes (the "Indenture"), UIH's subsidiaries are generally prohibited and/or restricted from incurring any lien against their assets other than liens incurred in the ordinary course of business, from paying dividends, and from making investments in entities that are not "restricted" by the terms of the Indenture. UIH has the option to invest in "unrestricted entities" in an aggregate amount equal to the sum of $100,000 plus the aggregate amount of net cash proceeds from sales of equity, net of payments made on its preferred stock plus net proceeds from certain litigation settlements. The Indenture generally prohibits UIH from incurring additional indebtedness with the exception of a general allowance of $75,000 for debt maturing on or after February 15, 2008, certain guarantees totaling $15,000, refinancing indebtedness, normal indebtedness to restricted affiliates and other letters of credit in the ordinary course of business. The Indenture also limits the amount of additional debt that its subsidiaries or controlled affiliates may borrow, or preferred shares that they may issue.
Generally, additional borrowings, when added to existing indebtedness, must satisfy, among other conditions, at least one of the following tests: (i) 7.0 times the borrower's consolidated operating cash flow; (ii) 1.75 times its consolidated interest expense; or (iii) 225% of the borrower's consolidated invested equity capital. In addition, there must be no existing default under the Indenture at the time of the borrowing. The Indenture also restricts its subsidiaries' ability to make certain asset sales and certain payments.

11.  PARENT'S (DEFICIT) EQUITY

COMMON STOCK

Authorized capital consists of 1,000 shares of common stock, $0.01 par value, 100 shares issued and outstanding, held by UIH. Such shares have been pledged as collateral under UIH's 1998 Notes.

SUBSIDIARY STOCK OPTION PLANS

UPC PLAN

In June 1996, UPC adopted a stock option plan (the "UPC Plan") for certain of its employees and those of its subsidiaries. There are 6,000,000 total shares available for the granting of options under the UPC Plan, which are held by the Stichting Administratiekantoor UPC (the "Foundation"), which administers the UPC Plan. Each option represents the right to acquire from the Foundation a certificate representing the economic value of one share. Following consummation of the initial public offering, any certificates issued to employees who have exercised their options will be convertible into UPC common stock. UIH appoints the board members of the Foundation and thus controls the voting of the Foundation's common stock. The options are granted at fair market value determined by UPC's Supervisory Board at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. In order to introduce the element of "vesting" of the options, the UPC Plan provides that even though the options are exercisable immediately, the shares to be issued or options granted in 1996 vest in equal monthly increments over a three-year period from the effective date set forth in the option grant. In March 1998, the UPC Plan was revised to increase the vesting period for any new grants of options to four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), all unvested options previously exercised must be resold to the Foundation at the original purchase price, or all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules in its discretion. An employee has the right at any time to put his certificates or shares from exercised vested options to the Foundation at a price equal to the fair market value. UPC can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which can not be called by UPC until expiration of the underlying options. The UPC Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

A summary of stock option activity for the UPC Plan is as follows:

                                                                          For the Years Ended December 31,
                                               ------------------------------------------------------------------------------------
                                                        1998                           1997                         1996
                                               -------------------------   --------------------------   ---------------------------
                                                 Number      Weighted-       Number       Weighted-        Number       Weighted-
                                                   of         Average          of          Average           of          Average
                                                 Shares   Exercise Price     Shares    Exercise Price      Shares    Exercise Price
                                               ---------  --------------   ---------   --------------   ----------   --------------
                                                         (Dutch guilders)             (Dutch guilders)              (Dutch guilders)
     Outstanding at beginning of period......  2,241,552      10.49        2,300,417       10.49                --           --
     Granted during the period...............  2,343,000      12.10               --          --         3,990,000        10.49
     Cancelled during the period.............    (14,052)     10.49          (58,865)      10.49            (9,583)       10.49
     Exercised during the period.............   (375,000)     10.49               --          --        (1,680,000)          --
                                               ---------      -----        ---------       -----         ---------        -----
     Outstanding at end of period............  4,195,500      11.39        2,241,552       10.49         2,300,417        10.49
                                               =========      =====        =========       =====         =========        =====
     Exerciseable at end of period (1).......  4,195,500      11.39        2,241,552       10.49         2,300,417        10.49
                                               =========      =====        =========       =====         =========        =====

     (1) Includes certificate rights as well as options.

UPC granted no stock options during the year ended December 31, 1997. The combined weighted-average fair values and weighted-average exercise prices of options granted during the year ended December 31, 1998 and the year ended December 31, 1996 are as follows:

                                                   For the Year Ended                For the Year Ended
                                                   December 31, 1998                 December 31, 1996
                                            --------------------------------  -------------------------------
                                              Number      Fair      Exercise     Number      Fair   Exercise
                                            of Options    Value      Price     of Options    Value    Price
                                            ----------    -----     --------   ----------    -----   --------
                                                            (Dutch guilders)                  (Dutch guilders)
Exercise price equal to market price......   2,343,000    12.10      12.10       3,990,000   10.49    10.49

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1998:

                                                              Weighted-Average
                                                Number of         Remaining         Number of
                                                 Options      Contractual Life       Options
     Exercise Price (Dutch guilders)           Outstanding         (Years)         Exercisable
     -------------------------------           -----------    -----------------    -----------
     10.49................................      1,852,500           2.47            1,852,500
     12.00................................      2,195,250           4.63            2,195,250
     13.57................................        147,750           4.71              147,750
                                                ---------           ----            ---------
          Total...........................      4,195,500           3.68            4,195,500
                                                =========           ====            =========

The UPC Plan is accounted for as a variable plan because, based on the plan's provisions, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of UPC's common stock. Compensation expense of NLG268,109 ($134,728), NLG4,818 ($2,477) and NLG0 was recognized for the ten months ended December 31, 1998 and the years ended December 31, 1997 and December 31, 1996, respectively. UPC's estimate of the fair value of its common stock as of December 31, 1998 utilized in recording compensation expense under the UPC Plan was NLG63.91, which is the initial public offering price. Because UPC will account for the UPC Plan as a variable plan up until the consummation date of its initial public offering, and thereafter as a fixed plan due to modifications to the UPC Plan which will occur on that date, the total compensation expense and deferred compensation expense recognized related to options granted as of December 31, 1998 will not increase.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

UPC PHANTOM STOCK OPTION PLAN

In March 1998, UPC adopted a phantom stock option plan (the "UPC Phantom Plan") which permits the grant of phantom stock rights of up to 2,400,000 shares of UPC's common stock. The rights are granted at fair market value determined by UPC's Supervisory Board at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. The UPC Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of UPC common stock and the option base price for the portion of the rights vested. UPC, at its sole discretion, may make payment in (i) cash, (ii) freely tradable shares of UIH Class A Common Stock or (iii) if UPC's stock is publicly traded, freely tradable shares of its stock. If UPC chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradable shares of stock instead. Concurrent with the approval of the UPC Phantom Plan, the Supervisory Board ratified the grant of 1,232,250 and 825,000 phantom stock rights at base prices of NLG12.00 and NLG13.57, respectively, and specified retroactive vesting for several of the grants. The UPC Phantom Plan contains anti-dilution protection and provides that, in certain cases of a change of control, all phantom options outstanding become fully exercisable.

A summary of stock option activity for the UPC Phantom Plan is as follows:

                                                           For the Year Ended
                                                           December 31, 1998
                                                      -------------------------------
                                                        Number           Weighted-
                                                          of              Average
                                                        Shares        Exercise Price
                                                      ---------      ----------------
                                                                     (Dutch guilders)
     Outstanding at beginning of period..........            --              --
     Granted during the period...................     2,057,250           12.63
     Cancelled during the period.................            --              --
     Exercised during the period.................            --              --
                                                      ---------           -----
     Outstanding at end of period................     2,057,250           12.63
                                                      =========           =====

     Vested and exercisable at end of period.....       470,469           12.15
                                                      =========           =====

The combined weighted-average fair values and weighted-average exercise prices of options granted during the year ended December 31, 1998 are as follows:

                                                   Number       Fair    Exercise
                                                 of Options     Value     Price
                                                 ----------     ----------------
                                                                (Dutch guilders)
     Exercise price equal to market price......   2,057,250     12.63     12.63

The following table summarizes information about stock options outstanding, vested and exercisable as of December 31, 1998:

                                                                   Weighted-Average      Number of
                                                     Number of         Remaining          Options
                                                      Options      Contractual Life     Vested and
     Exercise Price (Dutch guilders)                Outstanding         (Years)         Exercisable
     -------------------------------                -----------    -----------------    -----------
     12.00..................................         1,232,250           8.54             425,469
     13.57..................................           825,000           9.70              45,000
                                                     ---------           ----             -------
          Total.............................         2,057,250           9.00             470,469
                                                     =========           ====             =======

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

The UPC Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation expense of NLG52,374 ($26,319) was recognized for the ten months ended December 31, 1998. UPC's estimate of the fair value of its common stock as of December 31, 1998 utilized in recording compensation expense under the UPC Phantom Plan was NLG63.91, which is the initial public offering price.

CHELLO STOCK OPTION PLAN

In June 1998, UPC adopted a phantom stock option plan (the "chello Plan"), which permits the grant of phantom stock rights in up to 1,500,000 shares of chello, a wholly-owned subsidiary of UPC. The rights are granted at fair market value determined by chello's Supervisory Board at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. The chello Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of chello and the option base price for the portion of the rights vested. UPC, at its sole discretion, may make payment in (i) cash, (ii) freely tradable shares of UIH Class A Common Stock or (iii) if UPC's stock is publicly traded, freely tradable shares of its stock. If UPC chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradable shares of stock instead. Concurrent with the approval of the chello Plan, the Supervisory Board ratified the grant of 570,000 options at a base price of NLG10.00, and specified retroactive vesting for several of the grants. For the ten months ended December 31, 1998, UPC recorded compensation expense of NLG2,144 ($1,077) for options granted under the chello Plan.

A summary of stock option activity for the chello Plan is as follows:

                                                           For the Year Ended
                                                           December 31, 1998
                                                      ------------------------------
                                                       Number            Weighted-
                                                         of               Average
                                                       Shares         Exercise Price
                                                      --------       ---------------
                                                                     (Dutch guilders)
     Outstanding at beginning of period.........           --                --
     Granted during the period..................      570,000             10.00
     Cancelled during the period................           --                --
     Exercised during the period................           --                --
                                                      -------             -----
     Outstanding at end of period...............      570,000             10.00
                                                      =======             =====
     Vested and exercisable at end of period....       70,625             10.00
                                                      =======             =====

The weighted-average remaining contractual life for these options is 9.47 years as of December 31, 1998.

12.  COMMITMENTS

The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled $3,374, $0 and $0 for the ten months ended December 31, 1998 and for the years ended February 28, 1998 and February 28, 1997, respectively.

The Company has operating lease obligations and other non-cancelable commitments as follows:
     Year ended December 31, 1999......................................................     $ 5,849
     Year ended December 31, 2000.....................................................        4,640
     Year ended December 31, 2001.....................................................        3,623
     Year ended December 31, 2002.....................................................        2,568
     Year ended December 31, 2003 and thereafter......................................        2,300
                                                                                            -------
          Total.......................................................................      $18,980
                                                                                            =======

In September 1998, UTH entered into a subordinated loan agreement to provide funding up to $30,000 for A2000. UTH's share of the funding is $15,000. UPC is obligated to fund drawdowns on the loan in proportion to its 51.0% ownership in

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

UTH (representing a total funding obligation of $7,650). As of December 31, 1998, UPC had funded $3,750 of its commitment. Subsequent to year end, UPC provided a letter of support to A2000 stating that it would continue to provide to A2000 the funding necessary to continue operations through at least 1999.

13.  CONTINGENCIES

The Company is not a party to any material legal proceedings other than described below, nor is it currently aware of any threatened material legal proceedings. From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of its business.

On April 20, 1999, a class action was filed in the District Court of Tel Aviv against several cable operators in Israel, including Tevel. The complaint alleges that the cable operators have taken advantage of their monopoly position in the market by charging excessive prices for the services provided. The plaintiffs are seeking damages in the amount of approximately NIS1,000.00 (approximately $240.00) per subscriber and a judicial order instructing Tevel to reduce its subscriber fee to the alleged fair market price. The plaintiffs have also applied for a judicial order against the Ministry of Communication to avoid considering the extension of Tevel's cable franchise term for unfair exploitation and monopoly status. Tevel's cable television service subscription rates are subject to governmental regulation through franchise agreements and through the arrangement approved by the Restrictive Trade Practices Tribunal. Tevel intends to vigorously defend itself against these allegations.

14.  INCOME TAXES

In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for foreign income taxes paid or accrued. Because the Company must calculate its foreign tax credit separately for dividends received from each foreign corporation in which the Company owns 10.0% to 50.0% of the voting stock, and because of certain other limitations, the Company's ability to claim a foreign tax credit may be limited, particularly with respect to dividends paid out of earnings subject to a high rate of foreign income tax. Generally, the Company's ability to claim a foreign tax credit is limited to the amount of U.S. taxes the Company pays with respect to its foreign source income. In calculating its foreign source income, the Company is required to allocate interest expense and overhead incurred in the United States between its United States and foreign activities. Accordingly, to the extent United States borrowings are used to finance equity contributions to its foreign subsidiaries, the Company's ability to claim a foreign tax credit may be significantly reduced. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings.

The primary differences between taxable loss and net loss for financial reporting purposes relate to accounting for the share in results of foreign affiliated companies and the non-consolidation of its consolidated foreign subsidiaries for United States tax purposes. Since the Company holds the majority of its foreign investments through affiliates which hold investments accounted for under the equity method in foreign corporations, taxable income
(loss) generated by these affiliated companies does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $30,000 and $62,000 at December 31, 1998 and February 28, 1998, respectively) in investments in affiliated companies, which in turn have investments in foreign corporations.

The Company's United States tax net operating losses, totaling approximately $9,000 at December 31, 1998, expire beginning in 2004 through 2014. Tax loss carry forwards arise primarily in Norway, The Netherlands, Czech Republic and Austria. The tax loss carry forwards of Norway, aggregating to $147,052 as of December 31, 1998 will expire during the years 1999-2008. The tax loss carry forwards of The Netherlands, Belgium and Austria of $61,966 as of December 31, 1998 have no expiration date. The tax loss carry forwards of the Czech Republic of $15,702 as of December 31, 1998 will expire in the years 2001-2005. The significant components of the net deferred tax asset are as follows:

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

                                                                                           As of           As of
                                                                                       December 31,    February 28,
                                                                                           1998            1998
                                                                                       ------------    ------------
     Deferred Tax Assets:
     --------------------
       Tax net operating loss carryforward of consolidated foreign subsidiaries.....     $72,504        $ 74,159
       Company's U.S. tax net operating loss carryforward...........................       3,266           5,826
       Stock-based compensation.....................................................       7,215              --
       Other........................................................................         426              --
                                                                                         -------        --------
          Total deferred tax assets.................................................      83,411          79,985
       Valuation allowance..........................................................     (74,983)        (73,439)
                                                                                         -------        --------
          Deferred tax assets, net of valuation allowance...........................       8,428           6,546

     Deferred Tax Liabilities:
     ------------------------
       Intangible assets............................................................      (5,852)        (23,800)
       Property, plant and equipment, net...........................................      (7,156)         (5,046)
       Other........................................................................          --             268
                                                                                        --------        --------
       Total deferred tax liabilities...............................................     (13,008)        (28,578)
                                                                                        --------        --------
          Deferred tax liabilities, net.............................................    $ (4,580)       $(22,032)
                                                                                        ========        ========

Of the Company's 1998 consolidated net loss, $238,840 is derived from the Company's foreign operations. The difference between income tax expense provided in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

                                                                             For the Ten      For the Years Ended
                                                                             Months Ended  --------------------------
                                                                             December 31,  February 28,  February 28,
                                                                                1998           1998         1997
                                                                             ------------  ------------  ------------
     Expected income tax benefit at the U.S. statutory rate of 35%            $(83,638)      $(4,061)      $(1,643)
     Tax effect of permanent and other differences:
       Change in valuation allowance..............................              39,951         4,409         1,784
       Non-deductible expenses....................................              49,382            --            --
       International rate differences.............................               1,474            --            --
       State tax, net of federal benefit..........................              (7,169)         (348)         (141)
                                                                             ---------       -------       -------
          Total income tax benefit................................           $      --       $    --       $    --
                                                                             =========       =======       =======

During 1996, the Austrian tax authorities passed legislation which had the effect of eliminating approximately NLG256,000 ($135,450) of tax basis associated with certain amounts of goodwill recorded at Telekabel Group effective January 1, 1997. This change in tax law is expected to be challenged on constitutional grounds. However, there can be no assurance of a successful repeal of such legislation. Accordingly, this change caused Telekabel Group's effective tax rate to increase from the historical effective tax rate through December 31, 1996, due to the non-deductibility of such goodwill amortization subsequent to January 1, 1997.

15.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company adopted SFAS 131 for the ten months ended December 31, 1998. The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments. The adoption of SFAS 131 did not have a material effect on the Company's consolidated financial statements but did affect the Company's segment information disclosure. The Company's business has historically been derived from its video entertainment segment. This service has been provided in various countries where the Company owns and operates it systems. During 1998, the Company introduced telephony and internet/data services and during 1999 the Company will continue to introduce these services to several systems. To date, revenues and net operating results from these services have not been significant and therefore segment information for these services is not required. Accordingly, the Company's current reportable segments are the various countries in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are evaluated separately because each geographic region presents different marketing strategies and technology issues as well as distinct economic climates

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

and regulatory constraints. The key operating performance criteria used in this evaluation includes revenue growth, operating income before depreciation, amortization and stock-based compensation expense ("Adjusted EBITDA"), and capital expenditures. Senior management of the Company does not view segment results below Adjusted EBITDA, therefore, interest income, interest expense, provision for losses on investment related costs, gain on sale of investments, share in results of affiliated companies, minority interests in subsidiaries and other expenses are not broken out by segment below.

The Company's segment information is as follows:

                             For the Ten Months Ended December 31, 1998                    As of December 31, 1998
                             ------------------------------------------   --------------------------------------------------------
                                           Depreciation                   Investments       Property,
                                                &          Adjusted           in            Plant and     Total         Capital
                                Revenue    Amortization    EBITDA(1)      Affiliates        Equipment     Assets      Expenditures
                                -------    ------------    ---------     -----------        ---------    --------     ------------
The Netherlands..............   $ 21,500     $ (9,503)     $(3,658)       $132,131          $  5,176   $  297,068      $ (12,874)
Austria......................     74,629      (31,527)      30,975              --           140,550      341,159        (41,458)
Belgium......................     15,854       (8,357)       5,071              --            27,558       57,847         (9,930)
Czech Republic...............      3,753       (3,142)        (722)             --             8,737       11,497           (523)
France.......................      3,395       (1,684)      (1,941)             --            40,328       51,092        (26,329)
Hungary......................     11,672       (2,743)       3,819           8,410            26,788       86,921         (6,727)
Norway.......................     39,040      (18,487)      12,636              --            63,335      219,068        (25,725)
Other........................      2,444       (1,107)      (3,572)        113,668             6,574       22,744        (17,981)
                                --------     --------      -------        --------          --------   ----------      ---------
  Total Europe...............   $172,287     $(76,550)     $42,608        $254,209          $319,046   $1,087,396      $(141,547)
                                ========     ========      =======        ========          ========   ==========      =========

                                For the Year Ended February 28, 1998                       As of February 28, 1998
                             ------------------------------------------   --------------------------------------------------------
                                           Depreciation                   Investments       Property,
                                                &          Adjusted           in            Plant and     Total         Capital
                                Revenue    Amortization    EBITDA(1)      Affiliates        Equipment     Assets      Expenditures
                                -------    ------------    ---------      -----------       ---------     --------    ------------
The Netherlands..............   $   --       $    --       $    --        $109,090          $ 20,773     $308,907       $    --
Austria......................       --            --            --              --           115,786      323,298            --
Belgium......................       --            --            --              --            24,526       49,204            --
Norway.......................       --            --            --              --            51,369      215,517            --
Other........................    9,945        (6,086)       (3,547)         81,475            26,998       53,007        (7,461)
                                ------       -------       -------        --------          --------     --------       -------
  Total Europe...............   $9,945       $(6,086)      $(3,547)       $190,565          $239,452     $949,933       $(7,461)
                                ======       =======       =======        ========          ========     ========       =======

                                  For the Year Ended February 28, 1997
                                  ------------------------------------
                                            Depreciation
                                                 &            Adjusted
                                 Revenue    Amortization     EBITDA(1)
                                 -------    ------------     ---------

Europe - Other...............    $    --       $    --        $(4,693)
                                 =======       =======        ========

(1) "Adjusted EBITDA" represents earnings before net interest expense, income tax expense, depreciation and amortization, stock-based compensation charges, minority interest, share in results of affiliated companies (net), currency exchange gains (losses) and other non-operating income (expense) items. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus to value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The Company is not entirely free to use the cash represented by Adjusted
     EBITDA. Several of the Company's consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit the Company's use of cash. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

     Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                                   For the Ten       For the Years Ended
                                                   Months Ended          February 28,
                                                   December 31,   -------------------------
                                                      1998           1998           1997
                                                   ------------   ----------     ----------
     Net operating loss.......................      $(196,066)     $(9,633)      $(4,693)
     Depreciation and amortization............         76,550        6,086            --
     Stock-based compensation expense.........        162,124           --            --
                                                    ---------      -------       -------
         Cosolidated Adjusted EBITDA..........      $  42,608      $(3,547)      $(4,693)
                                                    =========      =======       =======

16.   RELATED PARTY TRANSACTIONS

LOANS TO EMPLOYEES

In 1996, UPC loaned certain employees of UPC amounts for the exercise of the employees' stock options, taxes on options exercised, or both. These recourse loans bear interest at 5.0% per annum. The employees' liability to UPC is presented in the consolidated financial statements net of UPC's obligation to the employees under the plan. As of December 31, 1998 and 1997, the receivable from employees, including accrued interest totaled NLG19,177 ($10,147) and NLG18,561 ($9,189), respectively.

ACQUISITIONS OF INTEREST IN PRINCES HOLDINGS AND TARA

In November 1998, UPC purchased from RCL, an entity owned by a discretionary trust for the benefit of the members of the family of John Riordan, a member of the Board of Management of UPC, a 5.0% interest in Tara and a 5.0% interest in Princes Holdings. The price for these interests was 384,531 shares of UIH Class A Common Stock that UPC acquired as part of the UPC Transaction.

17.   SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING

During February 1999, UPC successfully completed an initial public offering selling 44,600,000 shares on the Amsterdam Stock Exchange and Nasdaq National Market System and raising gross and net proceeds at NLG63.91 per share of approximately NLG2,850,300 ($1,508,100) and NLG2,705,800 ($1,431,600),
respectively. Concurrent with the offering, DIC exercised one of its two option agreements acquiring 1,558,654 shares for $45,000. Proceeds from the sale of the shares to DIC were used to repay $45,000 of the DIC Loan and related interest. Also concurrent with the offering, proceeds were used to reduce the Senior Revolving Credit Facility totaling NLG635,800 ($336,400), including accrued interest of NLG15,800 ($8,400), repay in its entirety the Bridge Bank Facility totaling NLG110,000 ($58,200), net of the interest reserve account, and acquire NUON's 49.0% interest in UTH. Based on the carrying value of the Company's investment in UPC as of December 31, 1998, the Company would have recognized a gain of approximately $825,000 from the resulting step-up in the carrying amount of the Company's investment in UPC, in accordance with SAB 51. The final gain will be based on the Company's investment in UPC as of the date of the initial public offering. No deferred taxes will be recorded related to this gain due to the Company's intent on holding its investment in UPC indefinitely. UPC's offering reduced the Company's ownership interest from 100% to approximately 64.3%.

RELATIONSHIP WITH MICROSOFT

On January 25, 1999, UPC and Microsoft Corporation signed a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, UPC agreed to grant Microsoft warrants to purchase up to 3,800,000 of its shares or ADSs at Microsoft's option, at an exercise price of $28.00. Half of these warrants will be issued at the earlier of April 25, 1999 or the signing of the first definitive agreement. These warrants will be exercisable after one year from issuance for a period of three years. The other half of the warrants will be issued upon the signing of the first definitive agreement. This half of the warrants will vest and become exercisable based on performance criteria to be established in the definitive agreements, although they also will not be exercisable until at least one year after the date of the closing of UPC's initial public offering. The first half of the warrants are for the right to negotiate to license technology from Microsoft under definitive agreements to be negotiated in the future. UPC

                                UIH EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

expects to record as contract acquisition rights approximately NLG64,400 ($34,100) associated with the first half of the warrants. Such costs are expected to be amortized on a straight-line basis over the expected contract life, which is yet to be determined. The accounting for the cost associated with the second half of the warrants will depend on the ultimate nature of the performance criteria giving rise to the earn-out of these warrants. These warrants will be recorded as such at fair value when it is probable the performance criteria will be met in accordance with EITF Issue No. 96-18.

DIC LOAN

In connection with the loan from DIC, UPC granted DIC, its partner in the Israeli system, an option to acquire $90,000, plus accrued interest, of ordinary shares of UPC at a price equal to 90.0% of the initial public offering price. Subsequent to December 31, 1998, UPC negotiated an amendment to this option, resulting in an option to acquire $45,000, plus accrued interest, of ordinary shares at a price equal to 90.0% of the initial public offering price, and, if this option is exercised, another option to acquire $45,000, plus accrued interest, of ordinary shares at a price equal to the 30 day average closing price of UPC's shares on the Amsterdam Stock Exchange immediately prior to the second option exercise, or the initial public offering price, whichever is higher. At the IPO, DIC exercised the first option and thus acquired 1,558,654 ordinary shares of UPC. The other option is exercisable until September 30, 2000.

ACQUISITION OF BRATISLAVA CABLE TV SYSTEM

In March 1999, UPC reached final agreement with Siemens Austria ("Siemens") to purchase Siemens' 95.63% interest in SKT s.r.o., the company that owns and operates the cable TV system in Bratislava, Slovak Republic. The completion of the purchase is subject to obtaining the approval of regulatory authorities. The purchase price for the 95.63% interest is approximately NLG77,500 ($41,000).

AGREEMENT FOR THE PURCHASE OF TIME WARNER CABLE FRANCE

In March 1999, UPC and TWE reached a definitive agreement for the purchase by UPC of 100% of Time Warner Cable France, a company which controls and operates three cable TV systems in the suburbs of Paris and Lyon and the city of Limoges. Completion of the purchase, which is subject to regulatory approval, is expected to take place in the third quarter of 1999.

                          INDEPENDENT AUDITORS' REPORT


INTRODUCTION

We have audited the consolidated financial statements of UNITED TELEKABEL HOLDING N.V., Amsterdam, The Netherlands, for the year 1998 for purpose of inclusion in the Form 10-K of one of its shareholders. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

SCOPE

We conducted our audit in accordance with auditing standards generally accepted in The Netherlands, which are substantially the same as those generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

OPINION

In our opinion, the consolidated financial statements give a true and fair view of the financial position of the company as at December 31, 1998 and of the result for the period from commencement of operations at August 6, 1998 then ended in accordance with accounting principles generally accepted in The Netherlands.

Generally accepted accounting principles in The Netherlands vary in certain significant respects from generally accepted accounting principles in the United States of America. Application of generally accepted accounting principles in the United States of America would have affected total assets, statement of operations and shareholders' equity as at and for the period from commencement of operations at August 6, 1998 ended December 31, 1998, to the extent summarized in Note 18. to the consolidated financial statements.


                                             ARTHUR ANDERSEN


Amstelveen, The Netherlands,
March 19, 1999

                          UNITED TELEKABEL HOLDING N.V.
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)


Assets

Fixed assets:
   Intangible fixed assets.....................................         564,438
   Tangible fixed assets.......................................         847,056
   Affiliated companies........................................         206,332
                                                                      ---------
Total fixed assets.............................................       1,617,826
                                                                      ---------

Current assets:
   Inventories.................................................           3,091
   Receivables.................................................          40,638
   Cash and cash equivalents...................................          10,475
                                                                      ---------
Total current assets...........................................          54,204
                                                                      ---------

Total assets...................................................       1,672,030
                                                                      =========

Shareholders' Equity and Liabilities

   Shareholders' Equity........................................         635,521
   Minority interest...........................................           1,104
                                                                      ---------
                                                                        636,625

   Provisions..................................................          42,054
   Long-term liabilities.......................................         232,727
   Current liabilities.........................................         760,624
                                                                      ---------
Total shareholders' equity and liabilities.....................       1,672,030
                                                                      =========

                          UNITED TELEKABEL HOLDING N.V.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)







Total revenues.................................................          99,122
                                                                       --------
Operating Expenses:
   Direct operating expenses...................................         (33,172)
   Selling, general and administrative expenses................         (36,096)
   Depreciation and amortization...............................         (39,490)
                                                                       --------
Total operating expenses.......................................        (108,758)
                                                                       --------

   Operating loss..............................................          (9,636)
   Financial income and expense................................         (16,699)
                                                                       --------
Loss before income taxes.......................................         (26,335)
   Income taxes................................................           1,212
                                                                       --------
Loss after taxes...............................................         (25,123)
   Share in results of affiliated companies....................         (24,486)
                                                                       --------
Group loss.....................................................         (49,609)
   Minority interest...........................................             235
                                                                       --------
Net loss.......................................................         (49,374)
                                                                       ========

                          UNITED TELEKABEL HOLDING N.V.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)




Cash flows from operating activities:
 Net loss..........................................................     (49,374)
Adjustments to reconcile net loss to net cash
flows from operating activities:
 Depreciation and amortization.....................................      39,490
 Share in results of affiliated companies, net.....................      24,486
 Minority interest in subsidiaries.................................        (235)
Changes in assets and liabilities:
 Decrease in current assets........................................      40,098
 (Decrease) in current liabilities.................................     (55,186)
 (Decrease) in deferred taxes and other provisions.................      (1,132)
                                                                      ---------
Net cash flows from operating activities...........................      (1,853)
                                                                      ---------

Cash flows from investing activities:
 Capital expenditures..............................................    (121,384)
 Loan to affiliated companies......................................      (7,120)
 Acquisitions, net of cash acquired................................     (12,588)
                                                                       --------
Net cash flows from investing activities...........................    (141,092)
                                                                       --------

Cash flows from financing activities:
 Proceeds from short-term borrowings...............................     120,705
 Proceeds from long-term borrowings................................       9,621
                                                                       --------
Net cash flows from financing activities...........................     130,326
                                                                       --------

 Net decrease in cash and cash equivalents.........................     (12,619)
 Cash and cash equivalents at beginning of period..................         100
 Cash and cash equivalents contributed.............................      22,994
                                                                       --------
Cash and cash equivalents at end of period.........................      10,475
                                                                       ========




Supplemental cash-flow disclosures:
 Cash paid for interest...........................................      (19,470)
                                                                       ========

Non-cash investing activities:
Contribution of Dutch cable systems
 Working capital..................................................      (73,850)
 Affiliated companies.............................................      223,698
 Tangible fixed assets............................................      764,762
 Intangible fixed assets..........................................      550,911
 Short-term debt..................................................     (544,918)
 Long-term liabilities............................................     (223,106)
 Provisions.......................................................      (35,696)
 Cash and cash equivalents........................................       22,994
                                                                       --------
Equity contributed................................................      684,795
                                                                       ========

                          UNITED TELEKABEL HOLDING N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)

1.  ORGANIZATION AND NATURE OF OPERATIONS

United Telekabel Holding N.V. ("UTH" or the "Company"), legally seated in Almere, The Netherlands, was legally formed in May 1998 and commenced operations on August 6, 1998. UTH was formed as a joint venture between United Pan-Europe Communications N.V. ("UPC") and N.V. NUON Energie-Onderneming voor Gelderland, Friesland en Flevoland ("NUON"). UPC became a 51% shareholder and NUON a 49% shareholder. UTH was formed for the purpose of offering cable-based communications through its networks in the Netherlands. UTH currently offers cable television services and is further developing and upgrading its network to provide digital video, voice and internet/data services in its Dutch markets.

UTH commenced operations on August 6, 1998 when both shareholders contributed their interests in Dutch cable television operating companies to UTH. NUON contributed its interest in N.V. Telekabel Beheer ("Telekabel") and UPC contributed its interest in Cable Network Brabant Holding B.V. ("CNBH") and 50% of the shares in A2000 Holding N.V. ("A2000"). UTH recorded the assets contributed at their fair market value. The table below summarizes the opening balance sheet of UTH, based on the net assets contributed at their fair market values by NUON and UPC as of August 6, 1998.

     Cash and cash equivalents contributed................         23,094
     Other current assets.................................         83,827
     Affiliated companies.................................        223,698
     Tangible fixed assets................................        764,762
     Intangible fixed assets..............................        550,911
                                                                ---------

        Total assets......................................      1,646,292
                                                                =========

     Short-term debt......................................        544,918
     Other current liabilities............................        157,677
     Provisions...........................................         35,696
     Long-term liabilities................................        223,106
     Shareholders' equity.................................        684,895
                                                                ---------

        Total shareholders' equity and liabilities........      1,646,292
                                                                =========

Due to the fact that operations commenced at August 6, 1998, no comparative financial statements have been presented. Proforma information (unaudited) is presented in note 19.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Netherlands for financial statements. The accounting policies followed in the preparation for the consolidated financial statements, differ in some respects to those generally accepted in the United States of America (US GAAP). See note 18.

The preparation of financial statements in conformity with Dutch generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of its operations for the period from commencement of operations (August 6, 1998) to December 31, 1998.

                          UNITED TELEKABEL HOLDING N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of UTH and its group companies (the "UTH Group"). Group companies are companies or other legal entities in which UTH has an ownership interest of more than 50% of the issued share capital or that UTH otherwise controls. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following chart presents a summary of UTH's significant investments in multi-channel television, programming and telephony operations as of December 31, 1998:

      Name                                   City           Percentage Ownership
      ----                                   ----           --------------------
      Cable Network Brabant Holding B.V.     Eindhoven             100
      N.V. Telekabel Beheer                  Arnhem                100
      A2000 Holding N.V.                     Amsterdam              50 (1)
      Uniport Communications B.V.                                   80

      (1)     Not consolidated

FOREIGN CURRENCIES

Assets and liabilities denominated in foreign currencies are translated into Dutch guilders at the yearend exchange rate. Transactions in foreign currencies are translated at the exchange rate in effect at the time of the transaction. The exchange results are recorded under financial income and expense in the statement of income.

BALANCE SHEET

(a)  General
     -------

Assets and liabilities are stated at face value unless indicated otherwise.

(b)  Fixed assets
     ------------

INTANGIBLE FIXED ASSETS

The excess of investments in consolidated subsidiaries over the net tangible asset value at acquisition is amortized on a straight-line basis over 15 years. Licenses in newly acquired companies are recognized at the fair market value of those licenses at the date of acquisition and include the development costs incurred prior to the date a new license was acquired. The license value is amortized on a straight-line basis over the initial license period, up to a maximum of 20 years. Deferred financing costs are amounts spent in connection with financing the UTH Group. The amortization period is the period relating to the term of the financing. When assets are fully amortized, the costs and accumulated amortization are removed from the accounts.

TANGIBLE FIXED ASSETS

Tangible fixed assets are stated at cost. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of tangible fixed assets are charged to expense as incurred. Assets constructed by subsidiaries of UTH incorporate overhead expense and interest charges incurred during the period of construction; investment subsidies are deducted. Depreciation is calculated using the straight-line method over the economic life of the asset, taking into account the residual value. The economic lives of tangible fixed assets at acquisition are as follows:

      Networks                                          7-20 years
      Buildings and leasehold improvements             20-33 years
      Machinery & Other                                 3-10 years

                          UNITED TELEKABEL HOLDING N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)

AFFILIATED COMPANIES

For those investments in companies in which UTH's ownership interest is 20% to 50%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or UTH exerts significant influence through board representation and management authority, or in which majority control is deemed to be temporary, the equity method of accounting is used. Under this method, the investment, originally recorded at fair market value, is adjusted to recognize UTH's proportionate share of net earnings or losses of the affiliates, limited to the extent of UTH's investment in and advances to the affiliates, including any debt guarantees or other contractual funding commitments. UTH's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net tangible assets or the excess of its proportionate interest in each affiliate's net tangible assets in excess of its cost.

(c)  RECEIVABLES
     -----------

Receivables are stated at face value, less an allowance for doubtfull accounts. The allowance for doubtful accounts is based upon specific identification of overdue accounts receivable. An allowance for a percentage of the account is established once the receivable is overdue. Upon disconnection of the subscriber, the account is fully reserved. The allowance is maintained on the books until receipt of payment or for a maximum of three years.

(d)  CASH AND CASH EQUIVALENTS
     -------------------------

Cash and cash equivalents include cash and investments with original maturities of less than three months.

(e)  PROVISIONS
     ----------

Deferred  tax  liabilities  arising  from  temporary   differences  between  the
financial and tax bases of assets and liabilities are included in the provisions. The principal differences arise in connection with valuation differences of intangible fixed assets. In calculating the provision, current tax rates are applied.

UTH accounts for income taxes under the asset and liability method, which requires recognition of, deferred tax assets and liabilities for the expected future income tax consequences of transactions, which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets, liabilities and loss carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Net deferred tax assets are then reduced by a valuation allowance if management believes it is more likely than not they will not be realized.

     (f)  FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

SFAS Statement No. 107, "Disclosures about Fair Values of Financial Instruments" requires the disclosure of estimated fair values for all financial instruments, both on and off balance sheet, for which it is practicable to estimate fair value. For certain instruments, including cash and cash equivalents, receivables, current liabilities and certain provisions, it was assumed that the carrying amount approximated fair value due to the short maturity of those instruments. For short and long term debt, the carrying value approximates the fair value since all debt instruments carry a variable interest rate component except for the convertible loans which carried a fixed interest rate. For investments in affiliated companies carried at cost, quoted market prices for the same or similar financial instruments were used to estimate the fair values. UTH has adopted the principles of this statement in its financial statements. UTH did not have any material off balance sheet financial instruments as of December 31, 1998.

     (g)  RECOVERABILITY OF TANGIBLE AND INTANGIBLE FIXED ASSETS
          ------------------------------------------------------

UTH evaluates the carrying value of all tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their

                          UNITED TELEKABEL HOLDING N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)

recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on the fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

     (h)  CONCENTRATION OF CREDIT RISK
          ----------------------------

Financial instruments which potentially subject UTH to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk with respect to trade receivables are limited due to UTH's large number of customers.

     (i)  OTHER COMPREHENSIVE INCOME
          --------------------------

UTH has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. As of December 31, 1998, UTH had no other comprehensive income items.

INCOME STATEMENT

Revenue is primarily derived from the sale of cable television services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs.

NEW ACCOUNTING PRINCIPLES

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, for projects in progress and prospectively, with earlier application encouraged. Management believes that the adoption of SOP 98-1 will not have a material effect on the financial statements.

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

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management is currently assessing the effect of this new standard.

                          UNITED TELEKABEL HOLDING N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)

3.   INTANGIBLE FIXED ASSETS
                                                                        Balance as of December 31, 1998
                                                                      -----------------------------------
                                                                                    Licenses    Deferred
                                                                                      and       Financing
                                                                       Total        Goodwill      Costs
                                                                      -------       --------    ---------
     Value upon contribution.....................................     550,911       547,869       3,042
     Investment..................................................      30,996        29,745       1,251
     Amortization................................................     (17,469)      (17,149)       (320)
                                                                      -------       -------       -----
     Book value as of December 31, 1998..........................     564,438       560,465       3,973
                                                                      =======       =======       =====

                                                                        Balance as of December 31, 1998
                                                                      -----------------------------------
                                                                                    Licenses    Deferred
                                                                                      and       Financing
                                                                       Total        Goodwill      Costs
                                                                      -------       --------    ---------
     Gross Value.................................................     581,907       577,614       4,293
     Amortization................................................     (17,469)      (17,149)       (320)
                                                                      -------       -------       -----
     Book value as of December 31, 1998..........................     564,438       560,465       3,973
                                                                      =======       =======       =====

4.   TANGIBLE FIXED ASSETS
                                                                                    Land and                   Machinery
                                                                       Total        Buildings     Network       & Other
                                                                      -------       ---------     -------      ---------
     Value upon contribution.....................................     764,762         6,025       745,503       13,234
     Additions...................................................     104,315           130       102,023        2,162
     Depreciation................................................     (22,021)         (182)      (20,005)      (1,834)
                                                                      -------         -----       -------       ------
     Book value as of December 31, 1998..........................     847,056         5,973       827,521       13,562
                                                                      =======         =====       =======       ======

                                                                               Balance as of December 31, 1998
                                                                      ---------------------------------------------------
                                                                                    Land and                    Machinery
                                                                       Total        Buildings     Network        & Other
                                                                      -------       ---------     -------       ---------

     Cost........................................................     869,077         6,155       847,526        15,396
     Depreciation................................................     (22,021)         (182)      (20,005)       (1,834)
                                                                      -------         -----       -------        ------
     Book value as of December 31, 1998..........................     847,056         5,973       827,521        13,562
                                                                      =======         =====       =======        ======

5.   AFFILIATED COMPANIES

                                                                       Total      Investments     Advances
                                                                      -------     -----------     --------
     Balance upon contribution...................................     223,698       223,698            -
     Additions...................................................       7,120             -        7,120
     Share in results............................................     (24,486)      (24,486)           -
                                                                      -------       -------        -----
     Balance as of December 31, 1998.............................     206,332       199,212        7,120
                                                                      =======       =======        =====

                          UNITED TELEKABEL HOLDING N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)

     The investments in affiliated companies as of December 31, 1998 are:

                                                                                 Investments in        Cumulative Share
                                                                      %          and Advances to        In Results of
                                                                  Ownership   Affiliated Companies   Affiliated Companies     Total
                                                                  ---------   --------------------   --------------------    -------
     A2000.......................................................   50.0%           229,481                 (24,449)         205,032
     Interway....................................................   33.0%             1,337                     (37)           1,300
                                                                                    -------                 -------          -------
     Total.......................................................                   230,818                 (24,486)         206,332
                                                                                    =======                 =======          =======

UTH had the following differences related to the excess of cost over the net tangible assets acquired for its equity investments. Such differences are being amortized over 12 to 15 years:

                                                   Basis        Accumulated
                                                 Difference     Amortization
                                                 ----------     ------------

      A2000..................................     249,236         (8,200)
                                                  =======         ======


These differences have been presented as affiliated companies and share in result of affiliated companies respectively.

Subsequent to year end, UPC provided a letter of support to A2000 stating that it would continue to provide to A2000 the funding necessary to continue operations through at least 1999.

Summary financial information for A2000 based on Dutch generally accepted accounting principles is as follows:


     Balance sheet                                     As of December 31,
                                                             1998
                                                       ------------------
     Intangible fixed assets........................        113,361
     Tangible fixed assets..........................        356,623
     Financial fixed assets.........................            770
     Liquid assets..................................            369
     Other current assets...........................         37,482
                                                            -------
        Total assets................................        508,605
                                                            =======

     Provisions.....................................          1,610
     Long-term debt.................................        467,430
     Current liabilities............................        125,813
                                                            -------
        Total liabilities...........................        594,853
                                                            -------
     Total shareholders' value......................        (86,248)
                                                            ========

     Statement of income                                  For the Five
                                                             Months
                                                        Ended December 31,
                                                             1998
                                                        ------------------
     Revenue........................................         53,954
     Costs..........................................        (39,271)
     Depreciation and amortization..................        (35,888)
     Financial income/charges.......................        (11,293)
                                                            --------
        Net loss....................................        (32,498)
                                                            ========

                          UNITED TELEKABEL HOLDING N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)

6.  RECEIVABLES

Receivables as presented under current assets mature within one year and are specified as follows:

     Trade accounts receivable                                22,519
     Receivables from affiliated companies                     1,654
     Prepaid expenses and accrued income                       1,447
     Other receivables                                        15,018
                                                              ------
     Total                                                    40,638
                                                              ======

 A major item under "other receivables" is current reclaimable VAT 3,676. As of December 31, 1998 the valuation allowance on trade receivables amounted to 538.

7.  CASH AND CASH EQUIVALENTS

Cash and cash equivalents include demand accounts held in a bank with a maturity of less than three months.

8.  SHAREHOLDERS' EQUITY

UTH's issued share capital consists of 100,000 shares with a par value of NLG 1 each. All issued shares are fully paid-in.

                                                 Ordinary       Additional      Accumulated
                                                  Capital    Paid-in Capital      Deficit      Total
                                                 --------    ---------------    -----------  --------
Balance at inception........................        100                -              -          100
Balances upon contribution of properties....
  to joint venture, August 6, 1998..........          -          684,795              -      684,795
Net loss....................................          -                -        (49,374)     (49,374)
                                                    ---          -------        -------      -------
                                                    100          684,795        (49,374)     635,521
                                                    ===          =======        =======      =======

9.   PROVISIONS

Provisions relate mainly to deferred taxation.

10.  LONG-TERM LIABILITIES
                                                            Amount
                                            Average       Outstanding
                            Range of        Rate of       December 31,
                            Interest        Interest         1998
                            --------        --------      ------------

     Bank loans             5-7.625%          5.2          235,947

Long-term liabilities at December 31, 1998 will be payable as follows:

                                        Bank Loans
                                        ----------
                1999                       3,220
                2000                       2,353
                2001                       8,404
                2002                      16,948
                2003                      30,104
                Thereafter               174,918
                                         -------
                Total                    235,947
                                         =======

On February 20, 1998 CNBH secured a 250,000 nine-year term facility, which was amended in August 1998 to 266,000. The CNBH facility bears interest at the applicable Amsterdam Interbank Offered Rate ("AIBOR") plus a margin ranging from 0.60% to 1.60% per annum, and is secured by, among other things, an encumbrance over CNBH's assets and a pledge of the shares of CNBH. The facility is used to refinance several acquisitions and will furthermore be used for the development and exploitation of enhanced cable TV services, data services and telephony services. As of December 31, 1998, 219,000 was outstanding on the facility.

The shares of UTH held by UPC are pledged for a certain loan of UPC.

                          UNITED TELEKABEL HOLDING N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)

11.   CURRENT LIABILITIES

The current liabilities relate to short-term debt and other liabilities which are specified below:

      (a)  SHORT-TERM DEBT
           Long-term debt repayable within one year              3,220
           Short-term debt to shareholders                     662,403
                                                               -------
           Total                                               665,623
                                                               -------

SHORT TERM DEBT TO SHAREHOLDERS AS OF DECEMBER 31, 1998

NUON's contribution to UTH included an existing 690,000-debt facility with an outstanding balance of approximately 543,000 (as of August 6, 1998). This facility bears an interest rate of 6.65% over the reporting period up to November 30, 1998. As of November 30, 1998 this rate was increased by 1.5%. As of December 31, 1998, approximately 614,000 was outstanding on the facility. The debt facility is due March 15, 1999, with an extension period of 15 days. As security for repayment of the debt facility, NUON received a pledge over the shares of N.V. Telekabel Beheer (the assets contributed by NUON). UTH has negotiated with the lenders to refinance the debt facility (see Note 20).

SUBORDINATED LOANS

UTH entered into a subordinated loan agreement with NUON in December 1998 for an amount of NLG 33.0 million. The interest payable is 5.5% on an annual basis. This subordinated loan was entered into for purposes of continuing funding of incurred losses and capital expenditures. UTH entered into a subordinated loan agreement with UPC in December 1998 for an amount of NLG 15.2 million. The interest payable is 5.5% on an annual basis. This subordinated loan was entered into for purposes of continuing funding of incurred losses and capital expenditures.

      (b)  OTHER LIABILITIES
           Accounts payable to trade creditors                  47,459
           Deposits by customers                                   197
           Other short-term liabilities                         39,855
           Deferred income and accrued expenses                  7,490
                                                               -------
           Total                                                95,001
                                                               -------

           Total current liabilities                           760,624
                                                               =======

12.  INFORMATION PER GEOGRAPHICAL AREA

 All operations of UTH are in The Netherlands. In addition, substantially all operations relate to cable television services.

13.  PERSONNEL

      Labor cost is specified as follows:

      Salaries and wages                           9,173
      Pension costs                                  538
      Social securities                            1,911
                                                  ------
      Total                                       11,622
                                                  ======

      The information about employees by category is as follows:

      Operating                                      160
      Other                                          184
                                                     ---
      Total                                          344
                                                     ===

                          UNITED TELEKABEL HOLDING N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)

14.  FINANCIAL INCOME AND EXPENSES

      Interest income                                       14
      Interest expense                                 (16,713)
                                                       --------

      Total                                            (16,699)
                                                       =======

Under interest expense an amount of 11,348 was accounted for as interest related parties.

15.  INCOME TAXES

In general, a Dutch holding company may benefit from the so-called participation exemption. The participation exemption is a facility in Dutch corporate tax law which under certain conditions allows a Dutch company to exempt any dividend income and capital gains in relation with its participation in subsidiaries. Capital losses are also exempt, apart from liquidation losses (under stringent conditions).

For UTH the primary difference between taxable loss and net loss for financial reporting purposes relates to the amortization of goodwill. The consolidated financial statements have been prepared assuming partial tax basis for license fees capitalized relating to certain acquisitions. Deferred taxes have been provided for that portion of the licenses which management believes no tax basis will be allowed.

The difference between income tax expense provided in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

      Expected income tax benefit at the Dutch statutory
       rate of 35%                                                  (9,217)
      Tax effect of permanent and other differences:
      Change in valuation allowance                                  6,541
      Non-deductible expenses                                        1,464
                                                                   -------

      Total income tax benefit                                     (1,212)
                                                                   ======


The significant components of the net deferred tax liability are as follows:

      DEFERRED TAX ASSETS:
      Tax net operating loss carries forward...............          20,112
      Valuation allowance..................................         (20,112)
                                                                    -------
         Deferred tax assets, net of valuation allowance...               0
                                                                    -------

      DEFERRED TAX LIABILITIES:
      Intangible assets....................................          33,438
      Tangible fixed assets, net...........................             962
                                                                     ------
      Total deferred tax liabilities.......................          34,400
                                                                     ------
         Deferred tax liabilities, net.....................          34,400
                                                                     ======

The tax loss carry forwards have no expiration date.

                          UNITED TELEKABEL HOLDING N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)

16.  RELATED PARTIES TRANSACTIONS

UTH signed management services agreements with both of its shareholders. In the reporting period an amount of NLG 4,255 has been taken into account as expenses. In addition UTH delivers service to NUON. These services are rendered at arms-length prices and made up 8% of the revenues over the reporting period. As mentioned under Note 11 UTH has a short-term debt payable to NUON as well as subordinated loans to both NUON and UPC. UPC charged an amount of 988 for salaries and related costs for employees seconded to UTH Group.

17.  COMMITMENTS AND GUARANTEES

The UTH Group has entered into various rent and lease agreements for office space, cars, etc. The terms of the agreements call for future minimum payments as follows:

      1999                                       4,000
      2000                                       3,200
      2001                                       2,100
      2002                                       1,600
      2003                                       1,400

Subsequent to December 31, 1998, UTH provided additional funding to A2000. In total UTH's share of the funding commitment is $15,000. As of December 31, 1998, UTH had funded $3,750 of its commitment.

18.  US GAAP RECONCILIATION

GENERAL

The accounting policies followed in the preparation for the consolidated financial statements differ in some respects to those generally accepted in the United States of America (US GAAP).

The   differences   which   have  a   material   effect   on  net  loss   and/or
shareholders' equity and/or total assets are as follows:

      - The fair market value of licences, goodwill, land and buildings and networks for US GAAP purposes should be set at historical cost of the contributor. Consequently, no step-up in asset value is allowed for the difference between historical cost and the fair market value of the assets contributed by both UPC and NUON.
      - Deferred taxes have been established for the difference between book and tax basis of contributed assets, if applicable.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial and tax bases of assets and liabilities and carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. UTH has adopted the principles of this statement in its financial statements.

                          UNITED TELEKABEL HOLDING N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)

US GAAP INFORMATION

The   calculation   of  net  loss,   shareholders'   equity  and  total  assets,
substantially in accordance with US GAAP, is as follows:

      Net loss as per Consolidated
      ----------------------------
      Statements of income                                 (49,374)
      --------------------

      Adjustments to reported income (loss):
      Amortisation of goodwill                               4,082
      Share in results of affiliated companies                 747
                                                         ---------
      Approximate net loss in accordance with US
      GAAP                                                 (44,545)
                                                         ==========

      Shareholders' equity as per
      ---------------------------
      Consolidated balance sheets                          635,521
      ---------------------------

      Adjustments to reported equity:
      Goodwill                                            (152,105)
      Affiliated Companies                                 (27,893)
                                                         ---------
      Approximate shareholders' equity
      in accordance with US GAAP                           455,523
                                                         =========

      Total assets as per Consolidated
      --------------------------------
      Balance sheets                                     1,672,030
      --------------

      Adjustments to reported assets:
      Goodwill                                            (152,105)
      Affiliated Companies                                 (27,893)
                                                         ---------
      Approximate total assets in accordance with US
      GAAP                                               1,492,032
                                                         =========

19.  PROFORMA INFORMATION (UNAUDITED)

On August 6, 1998 both shareholders contributed their interests in the Dutch cable market into UTH. The following pro forma condensed consolidated information for the year ended December 31, 1997 and 1998 give effect to the UTH Transaction as if it had occurred at the beginning of the periods presented. This pro forma condensed consolidated information does not purport to represent what UTH's result of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                               For the Year Ended    For the Year Ended
                                               December 31, 1997     December 31, 1998
                                               -----------------     -----------------
      Total revenues......................           157,836               219,314
      Net loss............................           (47,194)              (90,600)

                          UNITED TELEKABEL HOLDING N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                      (AUGUST 6, 1998) TO DECEMBER 31, 1998
                     (stated in thousands of Dutch guilders)

20.  SUBSEQUENT EVENTS

SUBORDINATED LOAN

UTH entered into a subordinated loan agreement with UPC in March, 1999 for an amount of 119,000 million. The interest is payable on an annual basis. This subordinated loan was entered into for purposes of continuing funding of incurred losses and capital expenditures.

NUON SHARE PURCHASE AGREEMENT

On February 17, 1999, UPC acquired the remaining 49% of UTH. This transaction completed the purchase by UPC of 100% of UTH. UPC purchased the interest from NUON for 518,100. In addition, UPC repaid NUON and assumed from NUON a 33,300 subordinated loan, including accrued interest dated December 31, 1998, owed by UTH to NUON.

REFINANCING

Subsequent to December 31, 1998, UTH replaced their existing 690,000 facility with a senior facility and additional shareholder loans. The senior facility consists of a euro 340 million (750,000) revolving facility to N.V. Telekabel Beheer that will convert to a term facility on December 31, 2001. Euro 5 million of this facility will be in the form of an overdraft facility that will be available until December 31, 2007. This existing facility will be used to repay a portion of the UTH facility and for capital expenditures. The new facility will bear interest at the Euro Interbank Offered Rate plus a margin between 0.75% and 2.00% based on the leverage multiples tied to N.V. Telekabel Beheer's net operating income. The new facility will be secured by, among other things, a pledge over shares held by the borrower and will restrict N.V. Telekabel Beheer's ability to incur additional debt.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 14th day of May 1999.

                                             United International Holdings, Inc.
                                             a Delaware corporation

                                             By:  /s/ Valerie L. Cover
                                                 ------------------------------
                                                 Valerie L. Cover
                                                 Controller and Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed by the following persons in the capacities and on the dates indicated.

                                         Title of Position
Signature                                Held With the Registrant
---------                                ------------------------

     *
---------------------------------
Gene W. Schneider                        Chairman of the Board, President and
                                           Chief Executive Officer                   May 14, 1999
     *
---------------------------------
Albert M. Carollo                        Director                                    May 14, 1999

     *
---------------------------------
John P. Cole, Jr.                        Director                                    May 14, 1999

/s/ Valerie L. Cover
---------------------------------        Controller (Principal Accounting Officer)
Valerie L. Cover                           and Vice President                        May 14, 1999

     *
---------------------------------
Lawrence F. DeGeorge                     Director                                    May 14, 1999

     *
---------------------------------
Lawrence J. DeGeorge                     Director                                    May 14, 1999

     *
---------------------------------
Antony P. Ressler                        Director                                    May 14, 1999

     *
---------------------------------
John F. Riordan                          Director                                    May 14, 1999

     *
---------------------------------
Curtis W. Rochelle                       Director                                    May 14, 1999

     *
---------------------------------
Mark L. Schneider                        Director and Executive Vice President       May 14, 1999

     *
---------------------------------
Bruce H. Spector                         Director                                    May 14, 1999

*  By:   /s/ Valerie L. Cover
      ---------------------------
         Valerie L. Cover
         Attorney-in-fact