Form 10-Q
period 1999-03-31
UNITED INTERNATIONAL HOLDINGS INC
filed 1999-05-17
CIK 887949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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

     Class A Common Stock --  33,351,410 shares
     Class B Common Stock --   9,733,540 shares

                                                UNITED INTERNATIONAL HOLDINGS, INC.
                                                         TABLE OF CONTENTS

                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------

                                                   PART I - FINANCIAL INFORMATION
                                                   ------------------------------

Item 1 - Financial Statements
------
     Condensed Consolidated Balance Sheets as of  March 31, 1999 and December 31, 1998 (Unaudited) ...............     3

     Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1999
         and 1998 (Unaudited).....................................................................................     4

     Condensed Consolidated Statement of Stockholders' Deficit for the Three Months Ended March 31, 1999
         (Unaudited)..............................................................................................     5

     Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998
         (Unaudited)..............................................................................................     6

     Notes to Condensed Consolidated Financial Statements (Unaudited).............................................     8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations....................    23
------

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...............................................    46
------

                                                    PART II - OTHER INFORMATION
                                                    ---------------------------

Item 1   - Legal Proceedings....................................................................................      50
------

Item 5   - Other Information....................................................................................      50
------

Item 6   - Exhibits and Reports on Form 8-K.......................................................................    50
------

                                                                 2

                                                UNITED INTERNATIONAL HOLDINGS, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Stated in thousands, except share and per share amounts)
                                                            (Unaudited)
                                                                                                              As of        As of
                                                                                                            March 31,   December 31,
                                                                                                              1999         1998
                                                                                                           -----------  ------------
ASSETS
Current assets
  Cash and cash equivalents...............................................................................  $  607,490   $   35,608
  Restricted cash.........................................................................................      41,450       17,215
  Short-term liquid investments...........................................................................      47,141       41,498
  Subscriber receivables, net of allowance for doubtful accounts of $4,341 and $5,482, respectively.......      28,007       13,788
  Costs to be reimbursed by affiliated companies..........................................................      20,915       21,232
  Other related party receivables.........................................................................       3,528        2,064
  Other receivables.......................................................................................      25,700       15,380
  Inventory...............................................................................................      19,701       12,762
  Other current assets, net...............................................................................      23,189       16,363
                                                                                                            ----------   ----------
        Total current assets..............................................................................     817,121      175,910
Investments in and advances to affiliated companies, accounted for under the equity method, net...........     358,808      429,490
Property, plant and equipment, net of accumulated depreciation of $248,492 and $201,183, respectively.....     898,251      464,059
Goodwill and other intangible assets, net of accumulated amortization of $49,325 and $39,683,
  respectively............................................................................................     768,371      424,934
Deferred financing costs, net of accumulated amortization of $7,289 and $9,923, respectively..............      46,255       41,270
Non-current restricted cash and other assets, net.........................................................       5,618        6,432
                                                                                                            ----------   ----------
        Total assets......................................................................................  $2,894,424   $1,542,095
                                                                                                            ==========   ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable, including related party payables of $875 and $247, respectively.......................  $   75,057   $   76,696
  Accrued liabilities.....................................................................................      85,889       66,079
  Subscriber prepayments and deposits.....................................................................      72,894       24,210
  Short-term debt.........................................................................................      96,131       93,379
  Current portion of senior discount notes................................................................         155          412
  Current portion of other long-term debt.................................................................       2,015       62,252
  Other current liabilities...............................................................................       4,129        3,524
                                                                                                            ----------   ----------
        Total current liabilities.........................................................................     336,270      326,552
Senior discount notes.....................................................................................   1,285,506    1,249,643
Other long-term debt......................................................................................     694,845      689,646
Deferred compensation.....................................................................................       1,371      173,251
Deferred taxes............................................................................................      20,664        4,580
Other long-term liabilities...............................................................................       7,002        7,097
                                                                                                            ----------   ----------
        Total liabilities.................................................................................   2,345,658    2,450,769
                                                                                                            ----------   ----------
Minority interests in subsidiaries........................................................................     608,213       18,705
                                                                                                            ----------   ----------
Preferred  stock,  $0.01  par  value,  3,000,000  shares  authorized,  stated at liquidation value:
  Series A Convertible Preferred Stock, 32,000 and 132,144 shares issued and outstanding, respectively....       6,373       26,086
                                                                                                            ----------   ----------
  Series B Convertible Preferred Stock, 139,031 shares issued and outstanding.............................      30,691       30,200
                                                                                                            ----------   ----------
Stockholders' deficit:
  Class A Common Stock, $0.01 par value, 60,000,000 shares authorized, 33,235,691 and 30,674,995
   shares issued and outstanding, respectively............................................................         333          307
  Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 9,733,540 and 9,915,880
   shares issued and outstanding, respectively............................................................          97           99
  Additional paid-in capital..............................................................................     683,894      378,597
  Deferred compensation...................................................................................     (44,203)        (679)
  Treasury stock, at cost, 2,784,620 shares of Class A Common Stock.......................................     (29,061)     (29,061)
  Accumulated deficit.....................................................................................    (553,635)  (1,241,986)
  Other cumulative comprehensive loss.....................................................................    (153,936)     (90,942)
                                                                                                            ----------   ----------
        Total stockholders' deficit.......................................................................     (96,511)    (983,665)
                                                                                                            ----------   ----------
        Total liabilities and stockholders' deficit.......................................................  $2,894,424   $1,542,095
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

                                                                                         For the Three Months Ended
                                                                                                  March 31,
                                                                                        -----------------------------
                                                                                           1999              1998
                                                                                        ----------        -----------
Revenue..........................................................................       $  107,918        $   67,396
System operating expense.........................................................          (55,165)          (27,740)
System selling, general and administrative expense...............................          (41,590)          (22,590)
Corporate general and administrative expense.....................................          (26,082)          (15,213)
Depreciation and amortization....................................................          (57,398)          (52,535)
                                                                                        ----------        ----------
        Net operating loss.......................................................          (72,317)          (50,682)

Gain on issuance of common equity securities by subsidiary.......................          825,196                --
Interest income, including related party income of $138 and $205, respectively...            3,910             3,293
Interest expense.................................................................          (56,623)          (44,513)
Gain on sale of investment in affiliate..........................................            7,456                --
Other expense, net...............................................................          (11,465)           (3,501)
                                                                                        ----------        ----------
        Net income (loss) before other items.....................................          696,157           (95,403)

Share in results of affiliated companies, net....................................          (20,562)          (14,668)
Minority interests in subsidiaries...............................................           12,756              (335)
                                                                                        ----------        ----------
        Net income (loss) before extraordinary charge............................          688,351          (110,406)

Extraordinary charge for early retirement of debt................................               --           (79,091)
                                                                                        ----------        ----------
        Net income (loss)........................................................       $  688,351        $ (189,497)
                                                                                        ==========        ==========
Net income (loss) per common share:
        Basic income (loss) before extraodinary charge...........................       $    16.47        $    (2.82)
        Extraordinary charge.....................................................               --             (2.01)
                                                                                        ----------        ----------
        Basic net income (loss)..................................................       $    16.47        $    (4.83)
                                                                                        ==========        ==========

        Diluted income (loss) before extraordinary charge........................       $    15.33        $    (2.82)
        Extraordinary charge.....................................................               --             (2.01)
                                                                                        ----------        ----------
        Diluted net income (loss)................................................       $    15.33        $    (4.83)
                                                                                        ==========        ==========
Weighted-average number of common shares outstanding:
        Basic....................................................................       41,752,543        39,256,015
                                                                                        ==========        ==========
        Diluted..................................................................       44,911,765        39,256,015
                                                                                        ==========        ==========


                 The accompanying  notes are an integral part of these condensed consolidated financial statements.

                                                                 4

                                               UNITED INTERNATIONAL HOLDINGS, INC.
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                            (Stated in thousands, except share amounts)
                                                            (Unaudited)
                                                                                                                 Other
                     Class A             Class B                                                               Cumulative
                  Common Stock        Common Stock      Additional  Deferred     Treasury Stock               Components of
               ------------------  -------------------   Paid-In     Compen-  ------------------- Accumulated Comprehensive
                 Shares    Amount    Shares    Amount    Capital     sation     Shares    Amount    Deficit      Loss(1)     Total
               ----------  ------  ----------  ------   ----------  --------  --------- --------- ----------- ------------ ---------
Balances,
 December 31,
 1998..........30,674,995   $307   9,915,880    $99     $378,597    $   (679) 2,784,620 $(29,061) $(1,241,986) $ (90,942) $(983,665)
Exchange of
 Class B
 Common Stock
 for Class A
 Common Stock..   182,340      2    (182,340)    (2)          --          --         --       --           --         --         --
Issuance of
 Class A
 Common Stock
 in connection
 with exercise
 of warrants...   928,942      9          --     --       13,925          --         --       --           --         --     13,934
Issuance of
 Class A
 Common Stock
 in connection
 with Company's
 stock option
 plans.........   313,724      3          --     --        3,870          --         --       --           --         --      3,873
Exchange of
 Series A
 Convertible
 Preferred
 Stock for
 Class A
 Common Stock.. 1,135,690     12          --     --       19,863          --         --       --           --         --     19,875
Accrual of
 dividends on
 convertible
 preferred
 stock.........        --     --          --     --         (653)         --         --       --           --         --       (653)
Equity trans-
 actions of
 subsidiaries..        --     --          --     --      268,292     (43,818)        --       --           --         --    224,474
Amortization
 of deferred
 compensation..        --     --          --     --           --         294         --       --           --         --        294
Net income.....        --     --          --     --           --          --         --       --      688,351         --    688,351
Change in
 cumulative
 translation
 adjustments...        --     --          --     --           --          --         --       --           --    (62,897)   (62,897)
Change in
 unrealized
 gain on
 investment....        --     --          --     --           --          --         --       --           --        (97)       (97)
               ----------   ----   ---------    ---     --------    --------  --------- --------  -----------  ---------  ---------
Balances,
 March 31,
 1999..........33,235,691   $333   9,733,540    $97     $683,894    $(44,203) 2,784,620 $(29,061) $  (553,635) $(153,936) $ (96,511)
               ==========   ====   =========    ===     ========    ========  ========= ========  ===========  =========  =========

 (1) Other  Cumulative  Comprehensive  Loss at the end of each reporting  period consists of the following:
                                                   As of          As of
                                                December 31,    March 31,
                                                   1998           1999
                                                ------------   ----------

Foreign currency translation adjustments.....    $(90,788)     $(153,685)
Unrealized (loss) gain on investments........        (154)          (251)
                                                 --------      ---------
        Total................................    $(90,942)     $(153,936)
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

                                               UNITED INTERNATIONAL HOLDINGS, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Stated in thousands)
                                                          (Unaudited)

                                                                                                    For the Three Months Ended
                                                                                                              March 31,
                                                                                                -----------------------------------
                                                                                                   1999                     1998
                                                                                                ----------               ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).....................................................................          $ 688,351                $(189,497)
Adjustments to reconcile net loss to net cash flows from operating activities:
 Gain on issuance of common equity securities by subsidiary...........................           (825,196)                      --
 Extraordinary charge for early retirement of debt....................................                 --                   79,091
 Share in results of affiliated companies, net........................................             17,488                   14,673
 Minority interests in subsidiaries...................................................            (12,756)                     335
 Depreciation and amortization........................................................             57,398                   52,535
 Accretion of interest on senior notes and amortization of deferred financing costs...             39,487                   32,002
 Compensation expense related to stock options........................................             18,640                      198
 Gain on sale of investment in affiliate..............................................             (7,456)                      --
 Increase in receivables, net.........................................................            (17,571)                  (7,034)
 (Increase) decrease in other assets..................................................             (3,686)                   4,285
 Increase in accounts payable, accrued liabilities and other..........................             53,689                   27,075
                                                                                                ---------                ---------
    Net cash flows from operating activities..........................................              8,388                   13,663
                                                                                                ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.............................................            (40,969)                 (57,327)
Proceeds from sale of short-term liquid investments...................................             35,325                   15,325
Restricted cash (deposited) released, net.............................................            (26,670)                   2,505
Investments in and advances to affiliated companies...................................            (12,556)                  (6,608)
Proceeds from sale of investments in affiliated companies.............................             18,704                       --
New acquisitions, net of cash acquired................................................           (252,043)                 (88,048)
Capital expenditures..................................................................            (91,990)                 (29,709)
Deconsolidation of New Zealand subsidiary.............................................                 --                   (9,881)
Other.................................................................................              1,167                   (4,091)
                                                                                                ---------                ---------
    Net cash flows from investing activities..........................................           (369,032)                (177,834)
                                                                                                ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock by subsidiary................................................          1,414,001                       --
Issuance of common stock in connection with exercise of warrants......................             13,934                       --
Issuance of common stock in connection with Company's and subsidiary's stock
 option plans.........................................................................             16,832                      720
Proceeds from offering of senior discount notes.......................................                 --                  812,200
Retirement of existing senior notes...................................................               (265)                (531,800)
Proceeds from short-term and long-term borrowings.....................................            413,313                   93,288
Deferred financing costs..............................................................             (5,260)                 (19,789)
Repayments of short-term and long-term borrowings.....................................           (875,666)                (127,164)
Payment of sellers notes..............................................................            (18,537)                      --
                                                                                                ---------                ---------
    Net cash flows from financing activities..........................................            958,352                  227,455
                                                                                                ---------                ---------
EFFECT OF EXCHANGE RATES ON CASH......................................................            (25,826)                    (128)
                                                                                                ---------                ---------
INCREASE IN CASH AND CASH EQUIVALENTS.................................................            571,882                   63,156
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................             35,608                   74,289
                                                                                                ---------                ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................          $ 607,490                $ 137,445
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

                                              UNITED INTERNATIONAL HOLDINGS, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                    (Stated in thousands)
                                                          (Unaudited)


                                                                                                    For the Three Months Ended
                                                                                                              March 31,
                                                                                                -----------------------------------
                                                                                                   1999                     1998
                                                                                                ----------               ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest...............................................................           $  31,998                $ 15,380
                                                                                                 =========                ========
 Cash received for interest...........................................................           $   3,298                $    517
                                                                                                 =========                ========
ACQUISITION OF REMAINING 49.0% OF DUTCH JOINT VENTURE:
 Property, plant and equipment........................................................           $(179,131)               $     --
 Investments in affiliated companies..................................................             (46,830)                     --
 Goodwill.............................................................................            (287,631)                     --
 Long-term liabilities................................................................             242,536                      --
 Net current liabilities..............................................................               5,384                      --
                                                                                                 ---------                --------
     Total cash paid..................................................................            (265,672)                     --
 Cash acquired........................................................................              13,629                      --
                                                                                                 ---------                --------
     Net cash paid....................................................................           $(252,043)               $     --
                                                                                                 =========                ========
DECONSOLIDATION OF NEW ZEALAND SUBSIDIARY:
 Working capital......................................................................           $      --                $  4,159
 Property, plant and equipment........................................................                  --                 (26,484)
 Goodwill and other intangible assets.................................................                  --                  (2,805)
 Notes payable and other debt.........................................................                  --                   3,833
 Minority interest....................................................................                  --                  11,416
                                                                                                 ---------                --------
    Total cash relinquished...........................................................           $      --                $ (9,881)
                                                                                                 =========                ========
ACQUISITION OF DUTCH CABLE ASSETS:
 Property, plant and equipment and other long-term assets.............................           $      --                $(51,632)
 Goodwill and other intangible assets.................................................                  --                 (36,416)
                                                                                                 ---------                --------
     Total cash paid..................................................................           $      --                $(88,048)
                                                                                                 =========                ========




                 The accompanying  notes are an integral part of these condensed consolidated financial statements.

                       UNITED INTERNATIONAL HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (Stated in thousands, except share and per share amounts)

1.   ORGANIZATION AND NATURE OF OPERATIONS

United International Holdings, Inc. (together with its majority-owned subsidiaries, the "Company" or "UIH") was formed as a Delaware corporation in May 1989, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations outside the United States.

The following chart presents a summary of the Company's significant investments in multi-channel television and telephony operations as of March 31, 1999.

************************************************************************************************************************************
*                                                               UIH                                                                *
*                                                                                                                                  *
************************************************************************************************************************************
            100%  *                                                             100%  *
***************************************  *******************************************************************************************
*          UIH Europe, Inc.           *  *                       United International Properties, Inc.                             *
*             ("UIHE")                *  *                                     ("UIPI")                                            *
***************************************  *******************************************************************************************
                  *                                                                   *
                  *                                           **********************************************
         62.4%(1) *                                    98.0%  *                                            *  100%
***************************************  ********************************************* *********************************************
*                UPC                  *  *   UIH Asia/Pacific Communications, Inc.   * *         UIH Latin America, Inc.           *
*                                     *  *                 ("UAP")                   * *                 ("ULA")                   *
***************************************  ********************************************* *********************************************
                  *                                           *                                             *
                  *                                           *                                             *
***************************************  ********************************************* *********************************************
*Austria:                             *  *Australia:                                 * *Brazil:                                    *
* Telekabel Group            95.0%    *  * CTV Pty Limited and STV Pty               * * TV Show Brazil, S.A. ("TVSB")   100.0%    *
*Belgium:                             *  *  Limited (collectively,                   * * TV Cabo e Comunicacoes de                 *
* Radio Public N.V./S.A.              *  *  "Austar")                      100.0%    * *  Jundiai, S.A. ("Jundiai")       46.3%    *
*  ("TVD")                  100.0%    *  * United Wireless Pty Limited               * *Chile:                                     *
*Czech Republic:                      *  *  ("United Wireless")            100.0%    * * VTR Hipercable S.A. ("VTRH")     40.0% (4)*
* Kabel Net Group                     *  * XYZ Entertainment Pty Limited             * *Mexico:                                    *
*  ("KabelNet")             100.0%    *  *  ("XYZ Entertainment")           50.0%    * * Tele Cable de Morelos, S.A.               *
*France:                              *  *China:                                     * *  de C.V. ("Megapo")              49.0%    *
* Mediareseaux Marne S.A.             *  * Hunan International TV                    * *Peru:                                      *
*  ("Mediareseaux")          99.6%    *  *  Communications Company Limited           * * Cable Star S.A. ("Cable Star")   60.0%    *
*Hungary:                             *  *  ("HITV")                        49.0% (2)* *Latin American Programming:                *
* Telekabel Hungary BV                *  *New Zealand:                               * * MGM Networks Latin America                *
*  ("Telekabel Hungary")     79.3%    *  * Saturn Communications Limited             * *  LLC ("MGM Networks LA")         50.0%    *
* Monor Telefon Tarsasag,             *  *  ("Saturn")                      65.0%    * *********************************************
*  Rt ("Monor")              44.8%    *  *Philippines:                               *
*Ireland:                             *  * Pilipino Cable Corporation                *
* Tara Television Limited             *  *  ("PCC")                         19.6% (3)*
*  ("Tara")                  80.0%    *  *Tahiti:                                    *
*Israel:                              *  * Telefenua S.A. ("Telefenua")     90.0%    *
* Tevel Israel International          *  *********************************************
*  Communications Ltd.                *
*  ("Tevel")                 46.6%    *
*Malta:                               *
* Melita Cable TV PLC                 *
*  ("Melita")                50.0%    *
*The Netherlands:                     *
* United Telekabel Holding            *
*  N.V. ("UTH")             100.0%    *
*Norway:                              *
* Janco Multicom AS                   *
*  ("Janco Multicom")       100.0%    *
*Romania:                             *
* Control Cable Ventures SRL          *
*  ("Control Cable")        100.0%    *
* Multicanal Holdings SRL             *
*  ("Multicanal")           100.0%    *
* Eurosat CA-TV SRL                   *
*  ("Eurosat")               51.0%    *
*Slovak Republic:                     *
* Kabeltel SRO ("Kabeltel") 100.0%    *
* Trnavatel SRO                       *
*  ("Trnavatel")             75.0%    *
*Spain/Portugal:                      *
* Ibercom, Inc. ("IPS")      33.5%    *
***************************************
                                               8

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

(1) As of December 31, 1998, UIHE held all of the voting control of UPC and owned all of its issued and outstanding shares, including 7.2% of such shares, which had been registered in the name of a foundation controlled by UIH to support UPC's employee stock option plan. In February 1999, UPC successfully completed an initial public offering selling 44.6 million of its shares on the Amsterdam Stock Exchange and Nasdaq National Market System and completed a sale of 1.6 million shares to a strategic investor, resulting in an ownership interest by UIHE of 64.3% subsequent to the offering (see Note 3). As a result of employee stock option exercises subsequent to the initial public offering date, the Company's ownership interest in UPC decreased to 62.4% as of March 31, 1999. If all of the remaining UPC stock options were exercised, the Company's ownership interest would be 59.6% on a fully diluted basis.
(2) Pursuant to a memorandum of understanding with AmTec, Inc. ("AmTec") UAP and AmTec agreed to exchange UAP's interest in HITV for AmTec stock. Closing on the transaction is expected to occur by the end of 1999, subject to certain conditions.
(3) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40.0% equity ownership interest in Sun Cable Systems ("Sun Cable"). UIH will hold an effective 19.6% interest in PCC when the merger between Sun Cable (49.0%) and Sky Cable (51.0%) is completed in 1999.
(4) On April 29, 1999, ULA acquired the remaining ownership interest in VTRH from its current partners, increasing its ownership interest to 100%. (see
     Note 13).

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

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest, except for UTH from inception through January 31, 1999, where because of certain minority shareholders rights the Company accounted for its investment in UTH using the equity method of accounting. On February 16, 1999, UPC acquired the minority shareholders' interest in UTH and began consolidating UTH effective February 1, 1999. The Company previously consolidated the operations of Saturn from July 1, 1996 through September 30, 1998. Prior to that time, the Company accounted for its investment in Saturn under the equity method. During the fourth quarter of 1998, the Company discontinued consolidating the results of operations of Saturn effective January 1, 1998 and returned to the equity method of accounting. The change was made to comply with the consensus guidance of the Emerging Issues Task Force regarding Issue 96-16 ("EITF 96-16"), and related rules of the SEC, because the minority shareholders of Saturn have participating approval or veto rights with respect to certain significant decisions of Saturn in the ordinary course of business. Accordingly, the condensed consolidated statement of operations and statement of cash flows for the period ended March 31, 1998 have been adjusted to reflect the deconsolidation of Saturn effective as of January 1, 1998. The Company is currently pursuing alternatives which would allow for the future consolidation of Saturn. Effective October 1, 1998, the Company discontinued consolidating the results of operations of Telefenua due to an other-than-temporary loss of control and began using the equity method of accounting.

In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated in consolidation. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the ten months ended December 31, 1998.

INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

For those investments in unconsolidated subsidiaries and companies in which the Company's voting interest is 20.0% to 50.0%, its investments are held through a combination of voting common stock, preferred stock, debentures or convertible debt and/or the Company exerts significant influence through board representation and management authority, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

adjusted to recognize the Company's proportionate share of net earnings or losses of the affiliate, limited to the extent of the Company's investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. The Company's proportionate share of net earnings or losses of affiliates includes the amortization of the excess of its cost over its proportionate interest in each affiliate's net assets.

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

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

"Basic income (loss) per share" is determined by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. Net income (loss) available to common stockholders includes the accrual of dividends on convertible preferred stock which is charged directly to additional paid-in capital. "Diluted net income
(loss) per share" includes the effects of potentially issuable common stock, but only if dilutive. The Company's stock option plans and convertible securities are excluded from the Company's diluted income (loss) per share for the three months ended March 31, 1998, because their effect would be anti-dilutive.

OTHER COMPREHENSIVE INCOME (LOSS)

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that an enterprise
(i) classify items of other comprehensive income (loss) by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position (see
Note 11).

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

On January 1, 1999, eleven of the fifteen member countries of the European Union fixed their conversion rates between their existing sovereign currencies and the Euro, eliminating the foreign exchange rate fluctuation exposure of UPC related to its operating subsidiaries in the eleven countries (including UPC's subsidiaries in The Netherlands, Austria, Belgium, France and Spain). UPC's investments in countries outside the eleven countries which have adopted the Euro include Norway, Hungary, Ireland, Israel and Malta.

NEW ACCOUNTING PRINCIPLES

During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, for projects in progress and prospectively, with earlier application encouraged. The Company adopted SOP 98-1 effective January 1, 1999 with no material effect.

The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

accounted for as a cumulative effect of an accounting change. The Company adopted SOP 98-5 effective January 1, 1999 with no material effect.

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

3.   ACQUISITIONS AND OTHER

UTH

In August 1998, UPC merged its Dutch cable television and telecommunications assets, consisting of its 50.0% interest in A2000 Holding NV ("A2000") and its wholly-owned subsidiary Cable Network Brabant Holding B.V. ("CNBH"), with those of the Dutch energy company N.V. NUON Energie-Onderneming voor Gelderland, Friesland en Flevoland ("NUON"), forming a new company, UTH (the "UTH
Transaction"). The transaction was accounted for as a formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Although UPC retained a 51.0% economic and voting interest in UTH, because of joint governance on most significant operating decisions, UPC accounted for its investment in UTH using the equity method of accounting.

On February 17, 1999, UPC acquired the remaining 49.0% of UTH from NUON (the "NUON Transaction") for euro235,086 ($265,672). In addition, UPC repaid NUON a euro15,101 ($17,066) subordinated loan, including accrued interest, dated December 31, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering. Effective February 1, 1999, UPC began consolidating the results of operations of UTH. Details of the net assets acquired, based on the preliminary purchase price allocation, were as follows:

     Property, plant and equipment.....................      $179,131
     Investments in affiliated companies...............        46,830
     Goodwill..........................................       287,631
     Long-term liabilities.............................      (242,536)
     Net current liabilities...........................        (5,384)
                                                             --------
        Total cash paid................................      $265,672
                                                             ========

The following pro forma condensed consolidated operating results for the three months ended March 31, 1999 and 1998 gives effect to the UTH Transaction and the NUON Transaction as if they had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                              For the Three Months Ended       For the Three Months Ended
                                                                    March 31, 1999                   March 31, 1998
                                                              --------------------------       ---------------------------
                                                              Historical      Pro Forma        Historical       Pro Forma
                                                              ----------      ----------       ----------       ----------
Revenue.................................................      $  107,918      $  118,035       $   67,396       $   86,033
                                                              ==========      ==========       ==========       ==========
Net income (loss) before extraordinary charge...........      $  688,351      $  684,368       $ (110,406)      $ (114,313)
                                                              ==========      ==========       ==========       ==========
Net income (loss).......................................      $  688,351      $  684,368       $ (189,497)      $ (193,404)
                                                              ==========      ==========       ==========       ==========
Net income (loss) per common share:
 Basic income (loss) before extraordinary charge........      $    16.47      $    16.38       $    (2.82)      $    (2.92)
 Extraordinary charge...................................              --              --            (2.01)           (2.01)
                                                              ----------      ----------       ----------       ----------
 Basic net income (loss)................................      $    16.47      $    16.38       $    (4.83)      $    (4.93)
                                                              ==========      ==========       ==========       ==========
 Diluted income (loss) before extraordinary charge......      $    15.33      $    15.24       $    (2.82)      $    (2.92)
 Extraordinary charge...................................              --              --            (2.01)           (2.01)
                                                              ----------      ----------       ----------       ----------
 Diluted net income (loss)..............................      $    15.33      $    15.24       $    (4.83)      $    (4.93)
                                                              ==========      ==========       ==========       ==========
Weighted-average number of common shares outstanding:
 Basic..................................................      41,752,543      41,752,543       39,256,015       39,256,015
                                                              ==========      ==========       ==========       ==========
 Diluted................................................      44,911,765      44,911,765       39,256,015       39,256,015
                                                              ==========      ==========       ==========       ==========

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

ACQUISITION OF BRATISLAVA CABLE TV SYSTEM

In March 1999, UPC reached final agreement with Siemens Austria ("Siemens") to purchase Siemens' 95.63% interest in SKT s.r.o., the company that owns and operates the cable TV system in Bratislava, Slovak Republic. The completion of the purchase is subject to obtaining the approval of regulatory authorities. The purchase price for the 95.63% interest is approximately $41,000. As of March 31, 1999, $41,000 has been placed in escrow for the acquisition.

AGREEMENT FOR THE PURCHASE OF TIME WARNER CABLE FRANCE

In March 1999, UPC and Time Warner Entertainment ("TWE") reached a definitive agreement for the purchase by UPC of 100% of Time Warner Cable France, a company which controls and operates three cable TV systems in the suburbs of Paris and Lyon and the city of Limoges. Completion of the purchase, which is subject to regulatory approval, is expected to take place in the third quarter of 1999. The purchase price for Time Warner Cable France is approximately $71,000

TELEKABEL HUNGARY AND TELEKABEL HUNGARY PROGRAMMING

On June 29, 1998, UPC acquired TWE's interest in its Hungarian multi-channel television system assets for $9,500 in cash and a non-interest bearing promissory note in the amount of $18,000 (the "Time Warner Note"). UPC and TWE retained their respective percentage interests in Telekabel Hungary Programming. UPC granted TWE an option to acquire UPC's interest in Telekabel Hungary Programming along with certain other assets in consideration for the cancellation of the Time Warner Note. On June 30, 1998, UPC merged its 100%-owned Hungarian multi-channel television systems ("Kabelkom"), along with the assets acquired from TWE, with Hungary's second largest multiple system operator to form the new joint venture Telekabel Hungary. UPC retained a 79.25% ownership interest in the new entity. In March 1999, TWE exercised its option to acquire UPC's interest in Telekabel Hungary Programming and the Time Warner Note was cancelled.

UPC INITIAL PUBLIC OFFERING

During February 1999, UPC successfully completed an initial public offering selling 44,600,000 shares on the Amsterdam Stock Exchange and Nasdaq National Market System, raising gross and net proceeds at Dutch guilder ("NLG")63.91 ($32.78) per share of NLG2,852,902 ($1,463,027) and NLG2,669,552 ($1,369,001),
respectively. Concurrent with the offering, proceeds were used to reduce the UPC Senior Revolving Credit Facility totaling NLG635,791 ($326,047), including accrued interest of NLG15,791 ($8,098), repay in its entirety the UPC Bridge Bank Facility totaling NLG110,021 ($56,421), net of the interest reserve account, and acquire NUON's 49.0% interest in UTH. Based on the carrying value of the Company's investment in UPC as of February 11, 1999, UIH recognized a gain of $825,196 from the resulting step-up in the carrying amount of UIH's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in UPC indefinitely. UPC's offering reduced the Company's ownership interest from 100% to 64.3%. As a result of employee stock option exercises subsequent to the initial public offering date, the Company's ownership interest in UPC decreased to 62.4% as of March 31, 1999. If all of the remaining UPC stock options were exercised, the Company's ownership interest would be 59.6% on a fully diluted basis.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                   As of March 31, 1999
                               ---------------------------------------------------------------------------------------------------
                                 Investments in                         Cumulative          Cumulative
                                 and Advances to       Dividends    Share in Results of     Translation     Valuation
                               Affiliated Companies    Received    Affiliated Companies     Adjustments     Allowance      Total
                               --------------------    ---------   --------------------     -----------     ---------    ---------
EUROPE:
 A2000.........................     $ 83,776           $    --         $  (4,922)            $    (79)       $    --      $ 78,775
 Tevel.........................       96,340            (6,180)           (2,488)               2,404             --        90,076
 Melita........................       14,078                --             1,002                 (148)            --        14,932
 Monor.........................        5,454                --            (2,747)              (7,701)            --        (4,994)
 IPS...........................       14,082                --            (7,258)                (186)            --         6,638
 Other.........................        6,016                --              (653)                (171)            --         5,192
ASIA/PACIFIC:
 Saturn........................       55,990                --           (26,113)              (3,550)            --        26,327
 XYZ Entertainment.............       44,306                --           (18,533)               1,848             --        27,621
 PCC...........................       11,845                --            (3,027)              (2,587)            --         6,231
 HITV..........................        6,073                --            (2,564)                  16             --         3,525
 Telefenua.....................       18,599                --           (14,215)                  --         (4,384)           --
 Other.........................          350                --                --                   --             --           350
LATIN AMERICA:
 VTRH..........................      114,248                --           (20,217)             (13,632)            --        80,399
 Megapo........................       32,496            (1,471)           (1,002)              (9,887)            --        20,136
 MGM Networks LA (1)...........       21,310                --           (21,310)                  --             --            --
 Jundiai.......................        6,797                --              (520)              (2,677)            --         3,600
                                    --------           -------         ---------             --------        -------      --------
    Total......................     $531,760           $(7,651)        $(124,567)            $(36,350)       $(4,384)     $358,808
                                    ========           =======         =========             ========        =======      ========

                                                                  As of December 31, 1998
                               ---------------------------------------------------------------------------------------------------
                                 Investments in                         Cumulative          Cumulative
                                 and Advances to       Dividends    Share in Results of     Translation     Valuation
                               Affiliated Companies    Received    Affiliated Companies     Adjustments     Allowance      Total
                               --------------------    ---------   --------------------     -----------     ---------    ---------
EUROPE:
 UTH...........................     $135,290            $    --        $ (11,447)            $  8,288        $    --      $132,131
 Tevel.........................       96,340             (6,090)            (390)                (306)            --        89,554
 Melita........................       14,078                 --              997                  724             --        15,799
 Telekabel Hungary
  Programming..................       12,263                 --           (3,881)                  28             --         8,410
 Monor.........................       11,301                 --           (2,601)              (7,849)            --           851
 IPS...........................       14,082                 --           (7,418)                 (25)            --         6,639
 Other.........................        7,595                 --             (531)                 400             --         7,464
ASIA/PACIFIC:
 Saturn........................       49,808                 --          (23,138)              (2,881)            --        23,789
 XYZ Entertainment.............       44,306                 --          (18,537)                 111             --        25,880
 PCC...........................       11,673                 --           (2,812)              (2,824)            --         6,037
 HITV..........................        6,073                 --           (2,435)                  16             --         3,654
 Telefenua.....................       18,599                 --          (14,215)                  --         (4,384)           --
 Other.........................          350                 --               --                   --             --           350
LATIN AMERICA:
 VTRH..........................      112,052                 --          (17,203)              (9,874)            --        84,975
 Megapo........................       32,496             (1,471)          (1,122)             (11,067)            --        18,836
 MGM Networks LA (1)...........       19,272                 --          (19,272)                  --             --            --
 Jundiai.......................        6,797                 --             (587)              (1,089)            --         5,121
                                    --------            -------        ---------             --------        -------      --------
    Total......................     $592,375            $(7,561)       $(124,592)            $(26,348)       $(4,384)     $429,490
                                    ========            =======        =========             ========        =======      ========

(1) Includes an accrued funding obligation of $3,519 and $3,012 at March 31, 1999 and December 31, 1998, respectively. The Company would face significant and punitive dilution if it did not make the requested fundings.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

5.  PROPERTY, PLANT AND EQUIPMENT                            As of          As of
                                                           March 31,    December 31,
                                                             1999           1998
                                                           ---------    ------------
    Cable distribution networks........................    $ 688,005     $ 255,702
    Subscriber premises equipment and converters.......      294,005       264,867
    MMDS/DTH distribution facilities...................       65,462        62,872
    Office equipment, furniture and fixtures...........       26,560        30,415
    Buildings and leasehold improvements...............       15,247        11,236
    Other..............................................       57,464        40,150
                                                           ---------     ---------
                                                           1,146,743       665,242
        Accumulated depreciation.......................     (248,492)     (201,183)
                                                           ---------     ---------
        Net property, plant and equipment..............    $ 898,251     $ 464,059
                                                           =========     =========

6.  GOODWILL AND OTHER INTANGIBLE ASSETS                     As of         As of
                                                           March 31,    December 31,
                                                             1999          1998
                                                           ---------    ------------
    EUROPE:
      UTH..............................................    $ 355,799     $     --
      Telekabel Group..................................      189,957      206,092
      Janco Multicom...................................       82,861       87,563
      Telekabel Hungary................................       46,609       51,550
      TVD..............................................       20,664       22,322
      UPC..............................................       31,415           --
      Other............................................       10,821       12,971
    ASIA/PACIFIC:
      Austar...........................................       57,718       55,804
      Other............................................        4,420        4,267
    LATIN AMERICA:
      TVSB.............................................       11,296       16,161
      Cable Star.......................................        6,136        7,887
                                                           ---------     --------
                                                             817,696      464,617
      Accumulated amortization.........................      (49,325)     (39,683)
                                                           ---------     --------
      Net goodwill and other intangible assets.........    $ 768,371     $424,934
                                                           =========     ========

7.  SHORT-TERM DEBT                                          As of         As of
                                                           March 31,    December 31,
                                                             1999          1998
                                                           ---------    -----------
    Austar Bank Facility (see Note 9).............         $  57,088     $ 36,738
    Time Warner Note..............................                --       18,000
    Telekabel Hungary Facility....................            20,086       15,504
    Other UPC.....................................             3,779           --
    VTRH Note.....................................             9,284        9,284
    ULA Revolving Credit Facility.................                --        8,000
    TVSB Seller Note..............................             5,894        5,853
                                                           ---------     --------
    Total short-term debt......................            $  96,131     $ 93,379
                                                           =========     ========

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

TIME WARNER NOTE

In December 1998, TWE extended the maturity date of its non-interest bearing note for a period of 90 days to the earlier of June 30, 1999 or 90 days after written notice from TWE. Subsequent to December 31, 1998, the Time Warner Note was cancelled as TWE exercised its option to acquire UPC's interest in Telekabel Hungary Programming (see Note 3).

TELEKABEL HUNGARY FACILITY

In October 1998, Telekabel Hungary entered into a German mark ("DM") 65,600 ($36,123) six month secured bridge facility (the "Telekabel Hungary Facility"). Availability under this facility depends on certain financial covenants. The DM49,200 ($27,093) international tranche of the facility and half of the DM16,400 ($9,030) local tranche bear interest at LIBOR plus 2.5% per annum plus an additional cost of funding calculation. The remaining half of the local tranche must be drawn in Hungarian forints and bears interest at Budapest interbank offered rates for Hungarian forints ("BUBOR"), plus 2.5% per annum plus an additional cost of funding calculation. As of March 31, 1999 and December 31, 1998, the amount outstanding under this facility totaled DM36,600 ($20,086) and DM26,000 ($15,504), respectively. In April 1999, a subsidiary of UPC repaid the balance of the Telekabel Hungary Facility.

VTRH NOTE

UIH Chile, Inc., a wholly-owned subsidiary of ULA, executed a promissory note in the amount of $7,770 payable to VTR S.A., the majority shareholder of VTRH, in exchange for 51,993 shares of VTRH (the "VTRH Note"). The VTRH Note bears interest at 12.95% per annum and was due April 30, 1999. On April 29, 1999 the VTRH Note was repaid in conjunction with the VTRH Acquisition (see Note 13).

ULA REVOLVING CREDIT FACILITY

In November 1997, ULA entered into an amended and restated credit agreement with a bank for a revolving credit facility of up to $40,000 (the "ULA Revolving Credit Facility"). Borrowings under this facility were due within 12 months at an interest rate of LIBOR plus 3.5%. The facility was extendable up to 18 months under certain conditions. In November 1998, ULA exercised its option to extend the maturity date until February 1999, increasing the interest rate to LIBOR plus 4.0%. The agreement was also amended to reduce the facility from $40,000 to $8,000 effective November 20, 1998. The outstanding balance under this facility was repaid in February 1999.

TVSB SELLER NOTE

On October 2, 1998, ULA increased its ownership interest in TVSB from 45.0% to 100% for $11,400, half of which was paid in cash, with the remainder financed by the seller. This "TVSB Seller Note" bears interest at 10.0% and is due September 14, 1999.

8.  SENIOR DISCOUNT NOTES
                                                        As of          As of
                                                      March 31,     December 31,
                                                        1999           1998
                                                     ----------     ------------

     1998 Notes............................          $  916,690     $  893,003
     Old Notes.............................                 155            412
     UIH A/P Notes.........................             368,816        356,640
                                                     ----------     ----------
                                                      1,285,661      1,250,055
        Less current portion...............               (155)           (412)
                                                     ----------     ----------
        Total senior discount notes........          $1,285,506     $1,249,643
                                                     ==========     ==========

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

1998 NOTES

The 10.75% senior secured notes, which the Company issued in February 1998 at a discount from their principal amount of $1,375,000 for proceeds of $812,200 (the "1998 Notes"), had an accreted value of $916,690 as of March 31, 1999. On and after February 15, 2003, cash interest will accrue and will be payable semi-annually until maturity on each February 15 and August 15, commencing August 15, 2003. The 1998 Notes will mature on February 15, 2008 and will be redeemable at the option of the Company on or after February 15, 2003.

OLD NOTES

The 14.0% senior secured notes, which the Company issued between 1994 and 1996 at a discount from their original principal amount at maturity (the "Old Notes"), had an accreted value of $155 as of March 31, 1999. On February 5, 1998, the Company redeemed for $531,800 in cash all but $465 principal amount at maturity. The Old Notes redeemed had an accreted value of $466,200 as of February 5, 1998. This tender premium of $65,600, combined with the write-off of unamortized deferred financing costs and other transaction-related costs totaling $13,491, resulted in an extraordinary charge of $79,091. In February 1999, an additional $295 principal amount at maturity was redeemed for $265 in cash, leaving a balance of $170 principal amount at maturity. The remaining Old Notes will mature on November 15, 1999.

UIH A/P NOTES

The 14.0% senior notes, issued by a wholly-owned subsidiary of UAP, UIH Australia/Pacific, Inc. ("UIH A/P") in May 1996 and September 1997 at a discount from their principal amount of $488,000, had an accreted value of $368,816 as of March 31, 1999 (the "UIH A/P Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The UIH A/P Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, UIH A/P consummated an equity sale resulting in gross proceeds to UIH A/P of $70,000, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997, until consummation of the equity sale, the UIH A/P Notes will accrete to a principal amount of $492,866 on May 15, 2001, the date cash interest begins to accrue.

9.  OTHER LONG-TERM DEBT
                                                     As of          As of
                                                   March 31,     December 31,
                                                     1999           1998
                                                   ---------     ------------

    UTH Facility.............................      $263,370        $     --
    UPC Senior Revolving Credit Facility.....       176,514         512,179
    CNBH Facility............................       116,827              --
    UPC Bridge Bank Facility.................            --          60,063
    Mediareseaux Facility....................        29,181          21,346
    UPC DIC Loan.............................        31,780          84,214
    Other UPC................................         6,348           3,821
    Austar Bank Facility.....................        69,775          67,352
    Other Asia/Pacific.......................         3,065           2,923
                                                   --------        --------
                                                    696,860         751,898
        Less current portion..................       (2,015)        (62,252)
                                                   --------        --------
        Total other long-term debt............     $694,845        $689,646
                                                   ========        ========
UTH FACILITY

In March 1999, UTH replaced their existing NLG690,000 ($336,585) facility with a senior facility (the "UTH Facility"). The UTH Facility consists of a euro340,000 ($366,182) revolving facility to N.V. Telekabel, a subsidiary of UTH, that will convert to a term facility on December 31, 2001. Euro5,000 ($5,385) of the UTH Facility is in the form of an overdraft facility that will be available until December 31, 2007. The UTH Facility bears interest at the Euro Interbank Offered Rate ("EIOR") plus a margin between 0.75% and 2.00% based on leverage multiples tied to N.V. Telekabel's net operating income. The UTH Facility is secured, among other things, by a pledge of shares held by the borrower and will restrict N.V. Telekabel's ability to incur additional debt.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

UPC SENIOR REVOLVING CREDIT FACILITY

In October 1997, UPC and certain of its subsidiaries entered into the NLG1,100,000 ($536,585) multi-currency UPC Senior Revolving Credit Facility with a syndicate of banks. In February 1999, UPC agreed with its lender to reduce this facility amount from NLG1,100,000 to NLG1,000,000 ($487,805). As of March 31, 1999 a total of NLG361,854 ($176,514) was outstanding under this facility. The amount outstanding for UPC, Telekabel Group and Janco Multicom was NLG0, NLG197,421 ($96,303) and NLG164,433 ($80,211), respectively. Amounts advanced under the Senior Revolving Credit Facility bear interest at the London interbank offered rate ("LIBOR") plus a margin ranging from 0.5% to 2.0% per annum. The aggregate amount available for borrowing under the facility is reduced automatically by 5.0% per quarter beginning December 31, 2001. UPC repaid a portion of this facility in February 1999 with proceeds from their initial public offering (see Note 3).

CNBH FACILITY

In February 1998, CNBH entered into a secured NLG250,000 ($121,951) ten year term facility with a syndicate of banks (the "CNBH Facility"). In January 1999, this facility was increased to NLG274,000 ($133,659). The CNBH Facility bears interest at the Amsterdam Interbank Offered Rate ("AIBOR"), plus a margin between 0.7% and 0.75%. Most of the proceeds were used to repay in full an existing bank facility totaling NLG187,000 ($91,220). The remaining amount under this facility is available to finance certain capital expenditures. Beginning in 2001, CNBH will be required to apply 50.0% of its excess cash flow to prepayment of its facility. The facility restricts the payment of dividends and distributions and limits the amount of payments to UPC under its general services agreement. In connection with this facility, CNBH also entered into a NLG5,000 ($2,439) ten-year term working capital facility with a bank.

UPC BRIDGE BANK FACILITY

In December 1997, UPC entered into the $125,000 Bridge Bank Facility with a syndicate of banks. UPC repaid the remaining balance of this facility in February 1999 with proceeds from their initial public offering (see Note 3).

MEDIARESEAUX FACILITY

In July 1998, Mediareseaux entered into a 9.5 year term facility with a bank for an amount of French francs ("FRF") 680,000 ($111,647) (the "Mediareseaux Facility"). The purpose of the facility is to finance on-going capital expenditures, working capital and acquisitions with a limit of FRF120,000 ($19,702). The Mediareseaux Facility bears interest at LIBOR plus a margin ranging from 0.75% to 2.0%. The availability of the facility depends on revenue generated and debt to equity ratios. The availability period ends at December 31, 2002. The repayment period starts from January 1, 2003 to final maturity in 2007. During the repayment period, Mediareseaux must apply 50.0% of its excess cash flow in prepaying the facility. In July 1998, Mediareseaux secured a 9.5 year FRF20,000 ($3,284) overdraft facility, subject to the same terms and conditions as the Mediareseaux Facility except that the availability tests are not applicable. As of March 31, 1999 and December 31, 1998 an amount of FRF178,065 ($29,181) and FRF120,000 ($21,346), respectively, was outstanding under the Mediareseaux Facility.

UPC DIC LOAN

In November 1998, a subsidiary of Discount Investment Corporation ("DIC") loaned UPC a total of $90,000 to acquire the additional interests in Tevel and Melita (the "DIC Loan"). The DIC Loan matures in November 2000 and is secured by UPC's pledge of its ownership interest in Tevel. The DIC Loan bears interest at 8.0% and is payable, together with 106.0% of the principal amount, on maturity. In connection with the DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of $90,000, plus accrued interest, of ordinary shares of UPC at a price equal to 90.0% of the initial public offering price. UPC allocated the $90,000 in loan proceeds between the debt instrument and the equity option element on the basis of relative fair values. In February 1999, the option agreement was amended, resulting in a grant of two options of $45,000 each to acquire ordinary shares of UPC. DIC then exercised the first option for $45,000, paying in cash and acquiring 1,558,654 ordinary shares of UPC. UPC repaid $45,000 of the DIC Loan and accrued interest with proceeds received from the option exercise. The remaining option is exercisable until September 30, 2000.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

AUSTAR BANK FACILITY

In July 1997, Austar secured a senior syndicated term debt facility in the amount of A$200,000 ($126,863) to fund Austar's subscriber acquisition and working capital needs (the "Austar Bank Facility"). The Austar Bank Facility consisted of three sub-facilities: (i) A$50,000 revolving working capital facility, (ii) A$60,000 cash advance facility and (iii) A$90,000 term loan facility. As of March 31, 1999, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110,000 ($69,775). The working capital facility was fully repayable on June 30, 2000. The cash advance facility was fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004. In September 1998, Austar received an amendment to the Austar Bank Facility which allowed Austar to temporarily draw under the A$90,000 term loan facility at an increased interest rate of 2.25% above the professional market rate in Australia. As of March 31, 1999, Austar had drawn A$90,000 ($57,088) on the term loan facility for a total outstanding balance of A$200,000. On April 23, 1999 (subsequently executed and funded A$222,000 on April 28, 1999), Austar executed a new A$400,000 syndicated senior secured debt facility (the "New Austar Bank Facility") to refinance the A$200,000 Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200,000 amortizing term facility ("Tranche 1") and (ii) A$200,000 cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. All of Austar's assets are pledged as collateral for this facility. In addition, pursuant to this facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements without the consent of the majority banks. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006.

10.  STOCKHOLDERS' DEFICIT

EQUITY TRANSACTIONS OF SUBSIDIARY

The issuance of warrants, the issuance of convertible debt with an equity component, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's 62.4% owned subsidiary UPC, affects the carrying value of the Company's investment in UPC. The following represents the effect on additional paid-in capital as a result of these equity transactions by UPC during the three months ended March 31, 1999:

     Variable plan accounting for UPC stock options....        $220,392
     Deferred compensation expense, net................         (43,818)
     Issuance of warrants to Microsoft.................          33,025
     Issuance of convertible debt (DIC Loan)...........          14,875
                                                               --------
        Total..........................................        $224,474
                                                               ========
RELATIONSHIP WITH MICROSOFT

On January 25, 1999, UPC and Microsoft Corporation ("Microsoft") signed a letter of intent providing for the establishment of a technical services relationship. In connection with this letter of intent, UPC agreed to grant Microsoft warrants to purchase up to 3,800,000 shares of UPC at Microsoft's option, at an exercise price of $28.00 per share. The first half of the warrants are for the right to negotiate license technology from Microsoft under definitive agreements to be negotiated in the future. Concurrent with the initial public offering, UPC recorded as contract acquisition rights NLG64,400 ($33,025) associated with the first half of the warrants. Such costs will be amortized on a straight-line basis over the expected contract life, which is yet to be determined. The accounting for the cost associated with the second half of the warrants will depend on the ultimate nature of the performance criteria giving rise to the earn-out of these warrants. These warrants will be recorded as such at fair value when it is probable the performance criteria will be met in accordance with EITF Issue No. 96-18.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

11.  COMPREHENSIVE INCOME (LOSS)

     The components of total comprehensive income (loss) are as follows:

                                                                  For the Three Months Ended
                                                                          March 31,
                                                                  --------------------------
                                                                     1999            1998
                                                                  ---------       ----------
     Net income (loss).......................................     $688,351        $(189,497)
     Other comprehensive income (loss):
       Change in cumulative translation adjustments..........     (62,897)              425
       Change in unrealized gain/loss on investments.........         (97)              781
                                                                 --------         ---------
           Total comprehensive income (loss).................    $625,357         $(188,291)
                                                                 ========         =========

12.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company's business has historically been derived from its video entertainment segment. This service has been provided in various countries where the Company owns and operates its systems. During 1998, the Company introduced telephony and internet/data services and during 1999 the Company will continue to introduce these services to several systems. To date, revenues and net operating results from these services have not been significant and therefore segment information for these services is not required. Accordingly, the Company's current reportable segments are the various countries in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are evaluated separately because each geographic region presents different marketing strategies and technology issues as well as distinct economic climates and regulatory constraints. The key operating performance criteria used in this evaluation include revenue growth, operating income before depreciation, amortization and stock-based compensation expense ("Adjusted EBITDA"), and capital expenditures. Senior management of the Company does not view segment results below Adjusted EBITDA, therefore segment information on these items is not provided.

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

The Company's consolidated segment information is as follows:

                             For the Three Months Ended      For the Three Months Ended         As of           As of
                                   March 31, 1999                  March 31, 1998             March 31,      December 31,
                             ---------------------------     --------------------------         1999            1998
                                              Adjusted                        Adjusted       -----------------------------
                             Revenue          EBITDA (1)     Revenue          EBITDA (1)             Total Assets
                             -------          ----------     -------          ----------     -----------------------------
Europe (UPC):
  The Netherlands.......... $ 20,614           $   731       $ 6,486           $ 3,545       $1,679,856        $  297,068
  Austria..................   24,736            10,215        21,057            11,727          320,735           341,159
  Belgium..................    4,482               418         4,077             1,346           54,844            57,847
  Czech Republic...........    1,142              (245)          976              (448)           9,630            11,497
  France...................    1,612            (1,597)          640              (401)          58,071            51,092
  Hungary..................    8,886             3,027            --                --           83,890            86,921
  Norway...................   12,375             2,282        11,194             4,475          221,975           219,068
  UPC Corporate and Other..    2,027            (7,703)        1,822            (3,386)          24,725            22,744
                            --------           -------       -------           -------       ----------        ----------
     Total Europe..........   75,874             7,128        46,252            16,858        2,453,726         1,087,396
                            --------           -------       -------           -------       ----------        ----------
Asia/Pacific:
  Australia................   30,256                78        19,316            (1,385)         185,410           181,169
  Other....................       --            (1,398)        1,137            (5,036)          76,517            72,781
                            --------           -------       -------           -------       ----------        ----------
     Total Asia/Pacific....   30,256            (1,320)       20,453            (6,421)         261,927           253,950
                            --------           -------       -------           -------       ----------        ----------
Latin America:
  Chile....................       --                --            --                --           80,399            84,975
  Other....................    1,788            (1,836)          475            (3,114)          56,020            73,048
                            --------           -------       -------           -------       ----------        ----------
     Total Latin America...    1,788            (1,836)          475            (3,114)         136,419           158,023
                            --------           -------       -------           -------       ----------        ----------

Corporate & Other..........       --              (251)          216            (5,272)          42,352            42,726
                            --------           -------       -------           -------       ----------        ----------
     Total Company......... $107,918           $ 3,721       $67,396           $ 2,051       $2,894,424        $1,542,095
                            ========           =======       =======           =======       ==========        ==========

(1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus to value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The Company is not entirely free to use the cash represented by Adjusted EBITDA. Several of the Company's consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit the Company's use of cash. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                                  For the Three Months Ended
                                                           March 31,
                                                 -----------------------------
                                                    1999                1998
                                                 ---------           ---------

     Net operating loss.....................     $(72,317)           $(50,682)
     Depreciation and amortization..........       57,398              52,535
     Stock-based compensation expense.......       18,640                 198
                                                 --------            --------
         Consolidated Adjusted EBITDA.......     $  3,721            $  2,051
                                                 ========            ========

                       UNITED INTERNATIONAL HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
            (Stated in thousands, except share and per share amounts)

13.  SUBSEQUENT EVENTS

VTR ACQUISITION

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

The 1999 Notes have essentially the same terms as the 1998 Notes, except for the maturity date, coupon rate and the 1999 Notes are not secured.

AGREEMENT TO ACQUIRE GELREVISION

In April 1999, UTH and Gamog reached in principal an agreement for the acquisition of Gamog's cable company, GelreVision, for approximately NLG243,000 ($118,537). The acquisition is expected to close in the third quarter of 1999.

ACQUISITION OF ADDITIONAL INTEREST IN IPS

In April 1999, a subsidiary of UPC and Disney/ABC International Television, Inc. ("Disney") entered into an agreement with the shareholders of IPS whereby UPC and Disney agreed to acquire the other shareholders' 33.0% interest. After the acquisition, UPC will hold a 50.0% interest in IPS. UPC's portion of the purchase price is $7,600.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' acceptance of our newer telephone and Internet/data services, our ability to manage and grow our newer telephone and Internet/data services, our ability to secure adequate capital to fund other system growth and development, risks inherent in investment and operations in foreign countries, changes in government regulation, changes in the nature of key strategic relationships with joint venture partners, and other factors discussed in our report on Form 8-K dated September 24, 1996. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. Our statements in Management's Discussion and Analysis of Financial Condition and Results of Operations in this report related to the Year 2000 issues are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The following discussion and analysis of financial condition and results of operations cover the three months ended March 31, 1999 and 1998, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

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

For the three months ended March 31, 1999 and 1998, we consolidated the results from our systems in The Netherlands, Austria, Belgium, Norway, France, Hungary
(1999 only), the Czech Republic, Romania, the Slovak Republic, Ireland, Australia, Peru and Brazil (Fortaleza). Unconsolidated systems included our interests in certain Israeli, Maltese, New Zealand, Brazil (Jundiai), Chile, Mexico, Tahiti, the Philippines and China systems, and programming interests in Spain, Australia and Latin America. We account for these unconsolidated systems using the equity method of accounting.

SUMMARY OPERATING DATA

The following comparative operating data reflects multi-channel TV subscribers, telephony lines, programming and data subscribers, as well as selected financial statistics of the operating systems in which we had an ownership interest as of March 31, 1999. In addition, the following proportionate data represents certain operating and financial results for us, multiplied by our applicable ownership percentage.

                                                        As of and for the three months ended March 31, 1999
                                   ----------------------------------------------------------------------------------------------
                                              Homes in                 Basic                                              Long-
GROSS OPERATING SYSTEM DATA         Paid-in   Service      Homes    Subscribers/     Basic                  Adjusted      Term
                                   Ownership    Area       Passed      Lines      Penetration    Revenue    EBITDA(1)     Debt(2)
                                   --------   ---------   --------  -----------   ------------   -------    --------     --------
                                                                                               |        (In thousands)(3)
                                                                                               |
EUROPE (UPC)                                                                                   |
------------                                                                                   |
Multi-channel TV Subscribers:                                                                  |
 The Netherlands................  31.2-62.4%   1,529,214  1,491,220   1,404,131       94.2%    | $47,041     $ 16,321    $243,913
 Austria........................    59.3%      1,076,190    903,200     457,165       50.6%    | $23,711     $  9,792    $      -
 Hungary (Telekabel Hungary)....    49.5%        901,500    528,719     442,390       83.7%    | $ 8,518     $  2,901    $      -
 Israel.........................    29.1%        595,000    583,408     406,970       69.8%    | $35,303     $ 13,961    $245,612
 Norway.........................    62.4%        529,900    464,941     322,735       69.4%    | $11,862     $  2,187    $      -
 Belgium........................    62.4%        133,030    133,030     126,818       95.3%    | $ 4,296     $    401    $      -
 Malta..........................    31.2%        179,000    164,553      71,040       43.2%    | $ 3,902     $  1,742    $ 22,851
 Romania........................  31.8-62.4%     180,000     98,174      62,524       63.7%    | $   606     $    248    $      -
 Czech Republic.................    62.4%        229,531    153,949      54,691       35.5%    | $ 1,095     $   (235)   $      -
 Hungary (Monor)................    27.9%         85,000     68,339      31,108       45.5%    | $ 4,892     $    942    $ 41,189
 France.........................    62.2%        190,000     82,320      32,662       39.7%    | $ 1,545     $ (1,531)   $      -
 Slovak Republic................  46.8-62.4%      64,493     40,494      25,697       63.5%    | $   295     $    (55)   $      -
                                               ---------  ---------   ---------                | -------     --------    --------
     Total......................               5,692,858  4,712,347   3,437,931                | $143,066    $ 46,674    $553,565
                                               ---------  ---------   ---------                | --------    --------    --------
Telephony Lines:                                                                               |
 Hungary (Monor)................    27.9%         85,000     84,037      70,210       83.5%    |[FINANCIAL  INFORMATION  IS INCLUDED
 The Netherlands................ 31.2-62.4%    1,529,214    541,613      46,102        8.5%    |IN   MULTI-CHANNEL  TV  INFORMATION
                                              ----------  ---------   ---------                |ABOVE]
     Total......................               1,614,214    625,650     116,312                |
                                              ----------  ---------   ---------                |
Data Subscribers:                                                                              |
 Internet....................... 31.2-62.4%          N/A        N/A      35,449         N/A    |[FINANCIAL  INFORMATION  IS INCLUDED
                                              ----------  ---------   ---------                |IN   MULTI-CHANNEL  TV  INFORMATION
Programming Subscribers:                                                                       |ABOVE]
 Spain/Portugal (IPS)...........    20.9%            N/A        N/A     990,000         N/A    | $ 3,707     $    746    $  3,500
 Ireland (Tara).................    49.9%            N/A        N/A     801,245         N/A    | $   191     $ (2,001)   $      -
                                              ----------  ---------   ---------                | -------     --------    --------
     Total......................                     N/A        N/A   1,791,245                | $ 3,898     $(1,225)    $  3,500
                                              ----------  ---------   ---------                | -------     -------     --------
ASIA/PACIFIC                                                                                   |
------------                                                                                   |
Multi-channel TV Subscribers:                                                                  |
 Australia (Austar).............    98.0%      2,085,000  2,083,000     311,119       14.9%    | $29,419     $ (5,945)   $      -
 Philippines....................    19.2%        600,000    419,037     164,257       39.2%    | $ 4,384     $  1,019    $     32
 Tahiti.........................    88.2%         31,000     20,128       6,125       30.4%    | $ 1,137     $    116    $      -
 New Zealand....................    63.7%        141,000     56,249       7,590       13.5%    | $ 1,393     $ (2,257)   $ 26,816
                                              ----------  ---------   ---------                | -------     --------    --------
     Total......................               2,857,000  2,578,414     489,091                | $36,333     $ (7,067)   $ 26,848
                                              ----------  ---------   ---------                | -------     --------    --------
Telephony Lines:                                                                               |
 New Zealand....................    63.7%        141,000     53,257      10,675       20.0%    |[FINANCIAL  INFORMATION  IS INCLUDED
                                              ----------  ---------   ---------                |IN   MULTI-CHANNEL   TV  INFORMATION
Data Subscribers:                                                                              |ABOVE]
 New Zealand....................    63.7%            N/A        N/A         900                |
                                              ----------  ---------   ---------                |
Programming Subscribers:                                                                       |
 Australia (XYZ Entertainment)..    49.0%            N/A        N/A     750,439         N/A    | $ 6,587     $  2,504    $      -
                                              ----------  ---------   ---------                | -------     --------    --------
LATIN AMERICA                                                                                  |
-------------                                                                                  |
Multi-channel TV Subscribers:                                                                  |
 Chile..........................    34.0%      2,321,000  1,594,582     390,864       24.5%    | $27,867     $  6,996    $122,392
 Mexico.........................    49.0%        341,600    224,760      55,880       24.9%    | $ 3,077     $  1,184    $      -
 Brazil (Jundiai)...............    46.3%         70,200     66,255      19,166       28.9%    | $ 1,541     $    560    $     81
 Brazil (TVSB)..................     100%        437,000    306,000      12,605        4.1%    | $   995     $   (204)   $      -
 Peru...........................    60.0%        140,000     58,193       9,388       16.1%    | $   185     $    (28)   $      -
                                              ----------  ---------   ---------                | -------     --------    --------
     Total......................               3,309,800  2,249,790     487,903                | $33,665     $  8,508    $122,473
                                              ----------  ---------   ---------                | -------     --------    --------
Telephony Lines:                                                                               |
 Chile..........................    34.0%      2,321,000    244,965      32,884       13.4%    |[FINANCIAL  INFORMATION  IS INCLUDED
                                              ----------  ---------   ---------                |IN   MULTI-CHANNEL   TV  INFORMATION
Programming Subscribers:                                                                       |ABOVE]
 Latin American.................    50.0%            N/A        N/A   3,889,363         N/A    | $ 1,425     $ (4,004)   $      -
                                              ----------  ---------   ---------                | -------     --------    --------

                                             As of and for the three months ended March 31, 1999
                                   -------------------------------------------------------------------------
                                    Homes in                 Basic                                  Long-
                                    Service      Homes    Subscribers/                Adjusted      Term
                                      Area       Passed      Lines         Revenue    EBITDA(1)     Debt(2)
                                   ----------   ---------  -----------      -------    --------     --------
                                                                         |        (In thousands)(3)
                                                                         |
TOTAL COMPANY BASED ON                                                   |
GROSS DATA:                                                              |
-----------                                                              |
 Multi-channel TV Subscribers...    11,859,658  9,540,551   4,414,925    | $213,064    $48,115     $702,886
                                    ==========  =========   =========    | ========    =======     ========
 Telephony Lines................     4,076,214    923,872     159,871    | $      -    $     -     $      -
                                    ==========  =========   =========    | ========    =======     ========
 Data Subscribers...............           N/A        N/A      36,349    | $      -    $     -     $      -
                                    ==========  =========   =========    | ========    =======     ========
 Programming Subscribers........           N/A        N/A   6,431,047    | $ 11,910    $(2,755)    $  3,500
                                    ==========  =========   =========    | ========    =======     ========
                                                                         |
TOTAL COMPANY BASED ON                                                   |
CONSOLIDATED SYSTEMS:                                                    |
--------------------                                                     |
 Multi-channel TV Subscribers....    6,917,358  5,768,240   2,728,203    | $100,704    $21,232     $792,991
                                    ==========  =========   =========    | ========    =======     ========
 Telephony Lines................       950,714    155,504      20,760    | $  3,723    $(6,178)    $      -
                                    ==========  =========   =========    | ========    =======     ========
 Data Subscribers...............           N/A        N/A      18,587    | $  3,300    $(9,332)    $      -
                                    ==========  =========   =========    | ========    =======     ========
 Programming Subscribers........           N/A        N/A     298,060    | $    191    $(2,001)    $      -
                                    ==========  =========   =========    | ========    =======     ========
                                                                         |
TOTAL COMPANY BASED ON                                                   |
PROPORTIONATE DATA:                                                      |
------------------                                                       |
 Multi-channel TV Subscribers...     6,711,684  5,583,415   2,264,462    | $111,620    $17,289     $224,934
                                    ==========  =========   =========    | ========    =======     ========
 Telephony Lines................     1,676,410    358,159      58,431    | $      -    $     -     $      -
                                    ==========  =========   =========    | ========    =======     ========
 Data Subscribers...............           N/A        N/A      19,160    | $      -    $     -     $      -
                                    ==========  =========   =========    | ========    =======     ========
 Programming Subscribers........           N/A        N/A   2,919,128    | $  4,810    $(1,617)    $    732
                                    ==========  =========   =========    | ========    =======     ========
                                                                         |

                                                                       25

                                                        As of and for the three months ended March 31, 1998
                                   ----------------------------------------------------------------------------------------------
                                              Homes in                 Basic                                              Long-
GROSS OPERATING SYSTEM DATA         Paid-in   Service      Homes    Subscribers/     Basic                  Adjusted      Term
                                   Ownership    Area       Passed      Lines      Penetration    Revenue    EBITDA(1)     Debt(2)
                                   --------   ---------   --------  -----------   ------------   -------    --------     --------
                                                                                               |                (In thousands)(3)
                                                                                               |
EUROPE (UPC)                                                                                   |
------------                                                                                   |
Multi-channel TV Subscribers:                                                                  |
 The Netherlands................  50.0-100%     813,635     806,230     749,288       92.9%    | $20,871     $ 8,030     $      -
 Austria........................    95.0%     1,065,327     893,301     439,100       49.2%    | $21,059     $10,922     $      -
 Hungary (Kabelkom).............    50.0%       300,000     300,000     266,311       88.8%    | $    31     $    10     $      -
 Israel.........................    23.3%       360,000     354,308     244,697       69.1%    | $22,459     $12,555     $  1,823
 Norway.........................     100%       529,924     460,242     317,947       69.1%    | $10,851     $ 4,338     $      -
 Belgium........................     100%       133,000     133,000     127,366       95.8%    | $ 4,453     $ 1,329     $      -
 Malta..........................    25.0%       179,000     155,493      61,153       39.3%    | $ 3,387     $ 1,516     $ 20,146
 Romania........................  90.0-100%     150,000      69,654      40,006       57.4%    | $   188     $   105     $      -
 Czech Republic.................     100%       271,100     146,448      52,140       35.6%    | $   934     $  (429)    $      -
 Hungary (Monor)................    46.3%        85,000      60,534      27,120       44.8%    | $ 4,222     $ 2,577     $ 48,728
 France.........................    99.6%        86,000      35,212      14,829       42.1%    | $   640     $  (401)    $      -
 Slovak Republic................  75.0-100%      67,959      22,603      16,309       72.2%    | $   164     $   (99)    $      -
                                              ---------   ---------   ---------                | -------     -------     --------
     Total......................              4,040,945   3,437,025   2,356,266                | $89,259     $40,453     $ 70,697
                                              ---------   ---------   ---------                | -------     -------     --------
Telephony Lines:                                                                               |
 Hungary (Monor)................    46.3%        85,000      84,037      63,914       76.1%    |[FINANCIAL INFORMATION  IS  INCLUDED
 The Netherlands................  50.0-100%           -           -           -         N/A    |IN   MULTI-CHANNEL   TV  INFORMATION
                                              ---------   ---------   ---------                |ABOVE]
     Total......................                 85,000      84,037      63,914                |
                                              ---------   ---------   ---------                |
Programming Subscribers:                                                                       |
 Spain/Portugal (IPS)...........    33.5%           N/A         N/A     539,000         N/A    | $ 3,707     $   746     $      -
 Ireland (Tara).................    75.0%           N/A         N/A     414,749         N/A    | $   103     $(1,330)    $      -
                                              ---------   ---------   ---------                | -------     -------     --------
     Total......................                    N/A         N/A     953,749                | $3,810      $ (584)     $      -
                                              ---------   ---------   ---------                | ------      ------      --------
ASIA/PACIFIC                                                                                   |
------------                                                                                   |
Multi-channel TV Subscribers:                                                                  |
 Australia (Austar).............    98.0%     1,635,000   1,589,000     199,955       12.6%    | $18,263     $   327     $      -
 Philippines....................    39.2%       600,000     175,414      65,953       37.6%    | $ 1,591     $   301     $      -
 Tahiti.........................    88.2%        31,000      20,128       6,104       30.3%    | $ 1,137     $   116     $      -
 New Zealand....................    63.7%       141,000      23,780       3,245       13.6%    | $   143     $(1,720)    $  3,707
                                              ---------   ---------   ---------                | -------     -------     --------
     Total......................              2,407,000   1,808,322     275,257                | $21,134     $  (976)    $  3,707
                                              ---------   ---------   ---------                | -------     -------     --------
Programming Subscribers:                                                                       |
 Australia (XYZ Entertainment)..    24.5%           N/A         N/A     577,476         N/A    | $ 3,959     $   195     $      -
                                              ---------   ---------   ---------                | -------     -------     --------
LATIN AMERICA                                                                                  |
-------------                                                                                  |
Multi-channel TV Subscribers:                                                                  |
 Chile..........................    34.0%     2,321,000   1,478,851     366,345       24.8%    | $28,139     $ 7,890     $127,621
 Mexico.........................    49.0%       341,600     176,125      53,439       30.3%    | $ 3,074     $ 1,133     $    158
 Brazil (Jundiai)...............    46.3%        70,000      66,590      20,959       31.5%    | $ 2,355     $   819     $     58
 Brazil (TVSB)..................    45.0%       387,000     387,000      12,593        3.3%    | $ 1,381     $   (47)    $      -
 Peru...........................  99.2-100%     140,000      42,747       6,706       15.7%    | $   475     $   (35)    $      -
                                              ---------   ---------   ---------                | -------     -------     --------
     Total......................              3,259,600   2,151,313     460,042                | $35,424     $ 9,760     $127,837
                                              ---------   ---------   ---------                | -------     -------     --------
Telephony Lines:                                                                               |
 Chile..........................    34.0%     2,321,000      16,676       5,336       32.0%    |[FINANCIAL INFORMATION  IS  INCLUDED
                                              ---------   ---------   ---------                |IN   MULTI-CHANNEL  TV   INFORMATION
Programming Subscribers:                                                                       |ABOVE]
 Latin American.................    50.0%           N/A         N/A    1,810,000         N/A   | $   588     $(3,810)    $      -
                                              ---------   ---------   ---------                | -------     -------     --------

                                             As of and for the three months ended March 31, 1998
                                    ----------------------------------------------------------------------
                                    Homes in                 Basic                                 Long-
                                    Service      Homes    Subscribers/                Adjusted     Term
                                      Area       Passed      Lines         Revenue    EBITDA(1)    Debt(2)
                                    ---------   --------  -----------      -------    --------    --------
                                                                        |        (In thousands)(3)
                                                                        |
TOTAL COMPANY BASED ON                                                  |
GROSS DATA:                                                             |
-----------                                                             |
 Multi-channel TV Subscribers...    9,707,545  7,396,660   3,091,565    | $144,690    $49,122     $202,241
                                    =========  =========   =========    | ========    =======     ========
 Telephony Lines................    2,406,000    100,713      69,250    | $      -    $     -     $      -
                                    =========  =========   =========    | ========    =======     ========
 Programming Subscribers........          N/A        N/A   3,341,225    | $  8,357    $(4,199)    $      -
                                    =========  =========   =========    | ========    =======     ========
                                                                        |
TOTAL COMPANY BASED ON                                                  |
PROPORTIONATE DATA:                                                     |
------------------                                                      |
 Multi-channel TV Subscribers...    6,342,332  5,027,098   2,091,118    | $ 91,799    $28,866     $ 73,879
                                    =========  =========   =========    | ========    =======     ========
 Telephony Lines................      828,495     44,579      31,406    | $      -    $     -     $      -
                                    =========  =========   =========    | ========    =======     ========
 Programming Subscribers........          N/A        N/A   1,538,109    | $  2,583    $(2,605)    $      -
                                    =========  =========   =========    | ========    =======     ========
                                                                        |
TOTAL COMPANY BASED ON                                                  |
CONSOLIDATED SYSTEMS:                                                   |
--------------------                                                    |
 Multi-channel TV Subscribers...    4,356,163  3,651,783   1,450,202    | $ 67,313    $ 2,575     $680,659
                                    =========  =========   =========    | ========    =======     ========
 Telephony Lines................            -          -           -    | $     59    $  (128)    $      -
                                    =========  =========   =========    | ========    =======     ========
 Programming Subscribers........          N/A        N/A     414,749    | $     24    $  (396)    $      -
                                    =========  =========   =========    | ========    =======     ========

(1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. We are not entirely free to use the cash represented by Adjusted EBITDA. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(2) The amounts disclosed herein represent unconsolidated debt. Consolidated debt for the operating systems is included in the footnotes to the consolidated financial statements.
(3) The financial information presented herein has been taken from unaudited financial information of the respective operating companies that were providing service as of March 31, 1999. Certain information presented herein has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles. In addition, certain amounts have been converted to U.S. dollars using the March 31, 1999 exchange rates for the convenience translation.

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

                                                                              For the Three
                                                        Inception to           Months Ended
                                                      December 31, 1998       March 31, 1999       Total
     UIH (Parent Only)                                -----------------       --------------      --------
     -----------------                                                        (In millions)
     UIH (Parent Only)
     Financing Sources:
       Gross bond proceeds............................    $1,138.1               $   --            $1,138.1
       Gross equity proceeds (1)......................       408.9                 18.7               427.6
       Asset sales, dividends and note payments.......       224.4                 94.7               319.1
       Interest income and other......................        32.7                  2.1                34.8
                                                          --------               ------            --------
           Total sources..............................     1,804.1                115.5             1,919.6
                                                          --------               ------            --------
     Application of Funds:
       Investment in:
        UPC...........................................      (454.7)                (1.0)             (455.7)
        UAP (1).......................................      (256.4)               (20.5)             (276.9)
        ULA...........................................      (292.3)               (13.9)             (306.2)
        Other.........................................       (25.8)                  --               (25.8)
                                                          --------               ------            --------
           Total......................................    (1,029.2)               (35.4)           (1,064.6)
       Repayment of bonds (2).........................      (531.8)                (0.3)             (532.1)
       Offering costs.................................       (64.5)                  --               (64.5)
       Corporate equipment and development............       (25.7)                (5.3)              (31.0)
       Corporate overhead and other...................      (106.5)                (4.9)             (111.4)
                                                          --------               ------            --------
           Total uses.................................    (1,757.7)               (45.9)           (1,803.6)
                                                          --------               ------            --------
       Period change in cash..........................        46.4                 69.6               116.0
       Cash, beginning of period......................          --                 46.4                  --
                                                          --------               ------            --------
       Cash, end of period............................    $   46.4               $116.0               116.0
                                                          ========               ======            --------
     UIH's Subsidiaries
     ------------------
     Cash, end of period:
       UPC............................................                                                572.0
       UAP............................................                                                  4.2
       ULA............................................                                                  0.6
       Other..........................................                                                  3.2
                                                                                                   --------
           Total UIH's subsidiaries...................                                                580.0
                                                                                                   --------
           Total consolidated cash, cash equivalents,
             and short-term liquid investments........                                             $  696.0
                                                                                                   ========

(1) Includes issuance/use of $29.8 million and $29.5 million in convertible preferred stock in 1995 and 1998, respectively, to acquire interests in Australia as well as $50.0 million in common stock in 1995 to acquire the initial interest in UPC.
(2)  Includes tender premium of $65.6 million.

UIH PARENT

We had $116.0 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of March 31 1999. On April 29, 1999 we used approximately $50.0 million of UIH Parent cash to partially fund the VTRH Acquisition. Additional sources of cash in 1999 may include the raising of additional private or public debt and/or equity and/or the receipt of sales proceeds from the disposition of non-strategic assets by certain subsidiaries. Uses of cash in the next year will include continued funding to the Asia/Pacific and Latin America regions to meet the existing growth plans of our systems in those regions and corporate overhead. We do not expect to contribute additional capital to UPC for its on-going operating or development requirements, as UPC will finance its operating systems and development opportunities with its operating cash flow and proceeds from its initial public offering in February 1999. We estimate approximately $42.3 million of UIH Parent funding will be required by systems in the Asia/Pacific region during 1999, and approximately $26.3 million of UIH Parent funding will be required by systems in the Latin America region during 1999. We believe that our existing capital resources, combined with potential debt or equity financings will enable us to assist in satisfying the operating and development requirements of our subsidiaries and to cover corporate overhead for the next year. To the extent we pursue new acquisitions or development opportunities, we would need to raise additional capital or seek strategic partners.

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

During February 1999, UPC successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System, raising gross and net proceeds at NLG63.91 per share of NLG2,852.9 million ($1,463.0 million) and NLG2,670.0 million ($1,369.0 million), respectively (the "UPC IPO"). Concurrent with the offering, DIC exercised one of its two option agreements acquiring approximately 1.6 million shares for $45.0 million. Proceeds from the option exercise were used to repay $45.0 million of the DIC Loan and related interest. Also concurrent with the offering, proceeds were used to reduce UPC's Senior Revolving Credit Facility totaling NLG635.8 million ($326.0 million), including accrued interest of NLG15.8 million ($8.1 million), repay in its entirety UPC's Bridge Bank Facility totaling NLG110.0 million ($56.4 million), net of the interest reserve account, acquire NUON's 49.0% interest in UTH for NLG518.1 million ($265.7 million) and assume from NUON a subordinated loan, including accrued interest of NLG33.3 million ($17.1 million). UPC also repaid approximately $89.2 million of intercompany loans to UIH Parent. The remaining proceeds from the initial public offering are expected to be used primarily for capital expenditures and to fund other costs associated with UPC's network upgrade, the build and launch of UPC's telephone and Internet/data services businesses as well as UPC's video distribution and programming businesses. Some of the proceeds are expected to be used for acquisitions of new systems and other related businesses. Based on the carrying value of our investment in UPC as of February 11, 1999, we recognized a gain of $825.2 million from the resulting step-up in the carrying amount of our investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in UPC indefinitely. The UPC IPO reduced our ownership interest in UPC from 100% to 64.3%. As a result of employee stock option exercises subsequent to the initial public offering date, the Company's ownership interest in UPC decreased to 62.4% as of March 31, 1999.

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

We expect the need for additional funding for Saturn in the future. Saturn's capital needs include approximately $37.2 million for the completion of the network required by Saturn to offer cable television and telephony services and approximately $4.8 million until Saturn has sufficient cash flows to cover its operations and the capital required to install customers, although there can be no assurance that further additional capital will not be required. The sources of funds for such expansion may include their existing bank facility, the raising of private or public debt and/or equity by UAP or its subsidiaries and/or continued investment by us and our partner in Saturn. We believe that committed financial support from us combined with these potential debt or equity financings and, if necessary, reductions in planned capital expenditures, are sufficient to sustain Saturn's operations through at least mid-2000.

ULA

ULA has financed its operations and acquisitions primarily from cash contributed by us, asset sales, ULA corporate level debt and project debt financed at the operating company level. In January 1996, ULA sold its 25.0% interest in a company developing a cable television system in Rio de Janeiro, Brazil for approximately $13.5 million, recognizing a gain of approximately $11.9 million. In August 1996, ULA sold its 34.0% interest in a company developing a cable television system in Sao Paulo, Brazil for $78.1 million in cash and a note receivable and recognized a gain of $65.2 million. In October 1997, ULA sold all of its Argentina multi-channel television system assets (Bahia Blanca) for approximately $211.1 million, resulting in a gain of approximately $90.0 million. ULA's systems, which are at various stages of construction and development, will generally depend on funding from us and project financing to meet their growth needs. ULA anticipates additional funding for various projects totaling approximately $26.3 million through 1999. In addition to continued investment by us, other sources of funds for growth for ULA systems may include the raising of private or public debt and/or equity or the sale of non-strategic assets. ULA may or may not be successful in completing all or any of such financings. We believe, however, that financial support from us combined with, if necessary, reductions in planned capital expenditures, are sufficient to sustain ULA's operations through at least the end of 1999.

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

The 1999 Notes have essentially the same terms as our outstanding 10.75% Senior Secured Discount Notes due 2008, except for the maturity, coupon rate and the 1999 Notes are not secured.

OBLIGATIONS

Our consolidated subsidiaries and UIH Parent had the following long-term and short-term debt outstanding as of March 31, 1999. Debt denominated in currencies other than United States dollars has been translated to United States dollars for the last column using March 31, 1999 exchange rates.

                                                                                                                    Outstanding
                                                                Final                                               At March 31,
Description (Borrower)             Use of Funds                Maturity         Interest Rate      Facility Size       1999
-----------------------------      --------------------        --------      --------------------  -------------   -------------
                                                                                                   (in millions)   (in millions)
Parent:

UIH 1998 Notes                     Refinancing                 2008          10.75%                  $1,375.0        $  916.7
UIH Old Notes                      --                            --              --                        --        $    0.1

UPC:

UTH Facility                       Refinancing                  2002         EIOR + 0.75% to 2.0%    Euro340.0       $  263.4

Senior Revolving Credit Facility   UIH/Philips transaction;     2006         LIBOR + 0.5% to         NLG1,000.0      $  176.5
                                   Refinancing;                              2.0% per annum
                                   Acquisitions;
                                   Capital expenditures;
                                   Working capital

CNBH Facility                      Refinancing                  2008         AIBOR + 0.7% to         NLG274.0        $  116.8
                                                                             0.75%

Mediareseaux Facility              Capital expenditures;        2007         FRF LIBOR + 0.75%       FRF 680.0       $   29.2
                                   Acquisitions; Working                     to 2.0%
                                   capital

DIC Loan                           To increase interests in     2000         8.0% per annum          $45.0           $   31.8
                                   Israeli and Maltese                       + 6.0% of principal
                                   operating systems                         amount at maturity


Telekabel Hungary Facility         Capital expenditures,        April 1999   BUBOR + 2.5%            DM 65.6         $   20.1
                                   Acquisitions; Working
                                   capital

Other                              Various                      Various      Various                 Various         $   10.1

UAP:

UIH A/P Notes                      Refinancing;                 2006         14.0%                   $492.9          $  368.8
                                   Capital Expenditures

Austar Bank Facility               Capital expenditures;        April 1999   Australian Base Rate    A$200.0         $  126.9
                                   Working capital                           + 1.75% to 2.25%

Other                              Various                      Various      Various                 Various         $    3.1

ULA:

VTRH Note                          Funding of VTRH              April 1999   12.95%                  $9.3            $    9.3

TVSB Seller Note                   Acquisition of TVSB          September    10.0%                   $5.9            $    5.9
                                                                14, 1999
                                                                                                                     --------
Total UIH Consolidated                                                                                               $2,078.7
                                                                                                                     ========

SENIOR DISCOUNT NOTES. In February 1998, we raised total gross proceeds of $812.2 million from the issuance of the 1998 Notes. We used $531.8 million of the proceeds (which included approximately $65.6 million for tender premiums and associated costs) to repurchase the Old Notes. The 1998 Notes were issued at a significant discount from their aggregate principal amount at maturity and will accrete at a rate of 10.75% per annum, compounded semi-annually to an aggregate principal amount on February 15, 2003 of $1.375 billion. Cash interest will commence to accrue on the 1998 Notes on February 15, 2003. Commencing August 15, 2003, cash interest on the 1998 Notes will be payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The 1998 Notes will mature on February 15, 2008, and will be redeemable at various premiums to par at our option, on or after February 15, 2003. The 1998 Notes are secured by a first priority lien on the capital stock and intercompany notes to UIH of UIPI and UIHE. We will hold our future investments in, and conduct our future operations through, UIPI and UIHE.

PREFERRED STOCK. In December 1995, in connection with our acquisition of an additional 40.0% economic interest in Austar, we issued 170,513 shares of our Series A Preferred Stock, having a liquidation value at issuance of approximately $29.8 million ($175.00 per preferred share) as partial consideration for the 40.0% interest we acquired in Austar (increasing our interest at that time to 90.0%). In June 2000, we are required to redeem the Series A Preferred Stock not previously converted at the then liquidation value. The Series A Preferred Stock is convertible into Class A common shares of UIH based upon the accreted liquidation value divided by $17.50. As of March 31, 1999 all but 32,000 shares of Series A Preferred Stock have been converted into Class A common shares. The June 2000 redemption value for the remaining 32,000 shares of Series A Preferred Stock is approximately $6.7 million.

In July 1998, in connection with our acquisition of certain Australian pay television assets, we issued 28,965 shares of our Series B Preferred Stock having a liquidation value at issuance of approximately $6.2 million ($212.50 per preferred share). In September 1998, in connection with our acquisition of an additional 25.0% interest in XYZ Entertainment, we issued 110,066 shares of our Series B Preferred Stock having a liquidation value at issuance of approximately $23.4 million ($212.50 per preferred share). In June of 2008, we are required to redeem the Series B Preferred Stock not previously converted at the then liquidation value. Assuming that none of the Series B Preferred Stock is converted prior to redemption, the total cost of redeeming the Series B Preferred Stock would be approximately $55.7 million. The Series B Preferred Stock is convertible into Class A common shares of UIH based upon the accreted liquidation value divided by $21.25.

WARRANTS. In conjunction with the issuance of the Old Notes, we issued 394,000 warrants to purchase a total of 1,786,699 shares of Class A Common Stock at a price of $15.00 per share. Holders of the warrants required us to purchase a total of 76,070 warrants during a put option period in February 1996. During the three months ended March 31, 1999, a total of 204,840 warrants were exercised, resulting in proceeds of $13.9 million. A total of 928,942 shares of Class A Common Stock were issued. The remaining 113,090 outstanding warrants (representing 512,863 shares of Class A Common Stock) are exercisable at any time before November 15, 1999, and would result in proceeds of approximately $7.7 million, if exercised.

UTH FACILITY. In March 1999, UTH replaced their existing NLG690.0 million ($336.6 million) facility with the UTH Facility. The UTH Facility consists of a euro340.0 million ($366.2 million) revolving facility to N.V. Telekabel, a subsidiary of UTH, that will convert to a term facility on December 31, 2001. Euro5.0 million ($5.4 million) of the UTH Facility is in the form of an overdraft facility that will be available until December 31, 2007. The UTH Facility bears interest at EIOR, plus a margin between 0.75% and 2.00% based on leverage multiples tied to N.V. Telekabel's net operating income. The UTH Facility is secured, among other things, by a pledge of shares held by the borrower and will restrict N.V. Telekabel's ability to incur additional debt.

UPC SENIOR REVOLVING CREDIT FACILITY. In October 1997, UPC and Norkabel as borrowers entered into the NLG1.1 billion ($536.6 million) multi-currency UPC
Senior Revolving Credit Facility with a syndicate of banks led by The Toronto-Dominion Bank. Norkabel was succeeded as a borrower by Janco Multicom after the merger of Janco and Norkabel. In December 1997, Telekabel Wien and the other members of the Telekabel Group also became borrowers under this facility. Although currently not a borrower, TVD is a guarantor under this facility. As of March 31, 1999, the amount outstanding under this facility owed by UPC, Telekabel Group and Janco Multicom was NLG0, NLG197.4 million ($96.3 million) and NLG164.4 million ($80.2 million), respectively. UPC's borrowings and those of its subsidiaries in Austria, Belgium and Norway are limited by financial covenants under this facility. The principal amount of all borrowings may not exceed certain multiples of total annualized net operating cash flow for UPC and its subsidiaries. In addition, the principal amount of all borrowings may not exceed certain multiples of UPC's cable television net operating cash flow. This facility generally prohibits dividends and other distributions to UPC's shareholders unless, among other things, UPC achieves certain financial ratios for at least two consecutive quarters. This facility also includes financial covenants relating to interest and debt service coverage and application of proceeds from asset sales and debt or equity offerings. UPC agreed with its lenders to reduce this facility amount from NLG1.1 billion to NLG1.0 billion ($487.8 million) in February 1999. This amount will be further reduced by 5.0% each quarter beginning December 31, 2001 until final maturity. UPC repaid a portion of this facility in February 1999 with proceeds from their initial public offering.

CNBH FACILITY. In February 1998, CNBH entered into a secured NLG250.0 million ($122.0 million) ten year term facility with a syndicate of banks. In January 1999, this facility was increased to NLG274.0 million ($133.7 million). The CNBH Facility bears interest at AIBOR, plus a margin between 0.7% and 0.75%. Most of the proceeds were used to repay in full an existing bank facility totaling NLG187.0 million ($91.2 million). The remaining amount under this facility is available to finance certain capital expenditures. Beginning in 2001, CNBH will be required to apply 50.0% of its excess cash flow to prepayment of the CNBH facility. The CNBH Facility restricts the payment of dividends and distributions and limits the amount of payments to UPC under its general services agreement. In connection with this facility, CNBH also entered into a NLG5.0 million ($2.4 million) ten year term working capital facility with a bank.

MEDIARESEAUX FACILITY. In July 1998, Mediareseaux entered into an FRF680.0 million ($111.6 million) term facility with a bank to finance capital expenditures, working capital and acquisitions. This facility is secured by the assets of Mediareseaux and a pledge of UPC's stock of Mediareseaux. The availability of this facility depends on revenue generated and its debt to equity ratios. Drawings under this facility may be made until December 31, 2002. The repayment period runs from January 1, 2003 to final maturity in 2007. Mediareseaux may not draw more than FRF120.0 million ($19.7 million) of this facility for acquisitions. During the repayment period, Mediareseaux must apply 50.0% of its excess cash flow in prepaying the facility. This facility generally restricts the payment of dividends and distributions. This facility also restricts Mediareseaux from incurring additional indebtedness, subject to certain exceptions. In July 1998, Mediareseaux also secured a 9.5 year FRF20.0 million ($3.3 million) overdraft facility, subject to the same terms and conditions as this facility except for the availability tests which are not applicable. As of March 31, 1999 an amount of FRF178.1 million ($29.2 million) was outstanding under the Mediareseaux Facility.

UPC DIC LOAN. In November 1998, a subsidiary of DIC loaned UPC $90.0 million. UPC used the proceeds to acquire interests in the Israeli and Maltese systems. The DIC Loan matures in November 2000 and is secured by UPC's pledge of its ownership interest in the Israeli system. The DIC Loan bears interest at 8.0% per annum and is payable, together with an additional 6.0% of the principal amount, on maturity. In connection with the DIC Loan, UPC granted an affiliate of DIC an option to acquire $90.0 million, plus accrued interest, of UPC ordinary shares at a price equal to 90.0% of the initial public offering price. Subsequent to December 31, 1998, UPC negotiated an amendment to this option, resulting in an option to acquire $45.0 million, plus accrued interest, of UPC's ordinary shares at a price equal to 90.0% of the initial public offering price, and, if this option is exercised, another option to acquire $45.0 million, plus accrued interest, of UPC's ordinary shares at a price equal to the 30 day average closing price of UPC's shares on the Amsterdam Stock Exchange immediately prior to the second option exercise, or the initial public offering price, whichever is higher. At the UPC IPO date, DIC exercised the first option and acquired 1,558,654 ordinary shares of UPC. UPC repaid $45.0 million of the DIC Loan and accrued interest with proceeds received from the option exercise. The other option is exercisable until September 30, 2000.

TELEKABEL HUNGARY FACILITY. In October 1998, Telekabel Hungary entered into a DM65.6 million ($36.1 million) six month secured bridge facility. Availability under this facility depends on certain financial covenants. The DM49.2 million ($27.1 million) international tranche of the facility and half of the DM16.4 million ($9.0 million) local tranche bear interest at LIBOR plus 2.5% per annum, plus an additional cost of funding calculation. The remaining half of the local tranche must be drawn in Hungarian forints and bears interest at BUBOR plus 2.5% per annum, plus an additional cost of funding calculation. The Telekabel Hungary Facility was repaid in April, 1999.

UIH A/P NOTES. The 14.0% senior notes, which UIH A/P issued in May 1996 and September 1997 at a discount from their principal amount of $488.0 million had an accreted value of $368.8 million as of March 31, 1999. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The UIH A/P Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, UIH A/P consummated an equity sale resulting in gross proceeds to UIH A/P of $70.0 million, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the UIH A/P Notes will accrete to a principal amount of $492.9 million on May 15, 2001, the date cash interest begins to accrue.

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

AUSTAR BANK FACILITY. In July 1997, Austar secured the Austar Bank Facility in the amount of A$200.0 million ($126.9 million as of March 31, 1999) to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consisted of three sub-facilities: (i) A$50.0 million revolving working capital facility, (ii) A$60.0 million cash advance facility and (iii) A$90.0 million term loan facility. As of March 31, 1999, Austar had drawn the entire amount of the working capital facility and the cash advance facility totaling A$110.0 million ($69.8 million). The working capital facility was fully repayable on June 30, 2000. The cash advance facility was fully repayable pursuant to an amortization schedule beginning December 31, 2000 and ending June 30, 2004. In September 1998, Austar received an amendment to the Austar Bank Facility which allowed Austar to temporarily draw under the remaining A$90.0 million term loan facility at an increased interest rate of 2.25% above the professional market rate in Australia. As of March 31, 1999, Austar had drawn A$90.0 million ($57.1 million) on the term loan facility for a total outstanding balance of A$200.0 million. On April 23, 1999 (subsequently executed and funded A$222.0 million on April 28, 1999), Austar executed a new A$400.0 million syndicated senior secured debt facility (the "New Austar Bank Facility") to refinance the A$200.0 million Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and (ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. All of Austar's assets are pledged as collateral for this facility. In addition, pursuant to this facility, Austar cannot pay any dividends, interest or fees under its technical assistance agreements without the consent of the majority banks. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006.

VTRH NOTE. UIH Chile, Inc. a wholly-owned subsidiary of ULA executed a promissory note in the amount of $7.8 million payable to VTR S.A., the majority shareholder of VTRH, in exchange for 51,993 shares of VTRH (the "VTRH Note"). The VTRH Note bears interest at 12.95% per annum and was due April 30, 1999. On April 29, 1999 the VTRH Note was repaid in conjunction with the VTRH Acquisition.

TVSB SELLER NOTE. On October 2, 1998, ULA increased its ownership interest in TVSB from 45.0% to 100% for $11.4 million, half of which was paid in cash, with the remaining $5.7 million financed by the seller. This note bears interest at 10.0% and is due September 14, 1999.

STATEMENTS OF CASH FLOWS

We had cash and cash equivalents of $607.5 million as of March 31, 1999, an increase of $571.9 million from $35.6 million as of December 31, 1998. Cash and cash equivalents of $137.5 million as of March 31, 1998 represented an increase of $63.2 million from $74.3 million as of December 31, 1997, the detail of which is as follows:

                                                                       For the Three Months Ended
                                                                               March 31,
                                                                   ----------------------------------
                                                                      1999                     1998
                                                                   ---------                ---------
                                                                             (In thousands)
     Cash flows from operating activities.................         $  8,388                 $ 13,663
     Cash flows from investing activities.................         (369,032)                (177,834)
     Cash flows from financing activities.................          958,352                  227,455
     Effect of exchange rates on cash.....................          (25,826)                    (128)
                                                                   --------                 --------
     Net increase in cash and cash equivalents............          571,882                   63,156
     Cash and cash equivalents at beginning of period.....           35,608                   74,289
                                                                   --------                 --------
     Cash and cash equivalents at end of period...........         $607,490                 $137,445
                                                                   ========                 ========

                                       35

THREE MONTHS ENDED MARCH 31, 1999

Principal sources of cash during the three months ended March 31, 1999 included $1,414.0 million in proceeds from UPC's initial public offering and DIC's exercise of its option to acquire shares in UPC, $275.3 million of borrowings on the UTH Facility, $99.7 million of borrowings on the UPC Senior Revolving Credit Facility, $38.3 million of other borrowings by our operating companies in France, Hungary and Australia, $30.8 million from the issuance of our and UPC's equity securities, $18.7 million of proceeds from the sale of our Hungarian programming assets, $14.3 million from the release of restricted cash upon the repayment of the UPC Bridge Bank Facility and other releases and $9.5 million from operating activities and other investing and financing sources.

Principal uses of cash during the three months ended March 31, 1999 included $252.0 million for the acquisition of the additional 49.0% interest in UTH, net of cash acquired, $318.8 million for the repayment of the existing facility at UTH, $316.1 million for the repayment of a portion of the UPC Senior Revolving Credit Facility, $139.9 million for the repayment of other loans, $92.0 million of capital expenditures for system upgrade and new-build activities, $56.1 million for the repayment of the UPC Bridge Bank Facility, $45.0 million for the repayment of a portion of the DIC Loan, a deposit of $41.0 million for the acquisition of GelreVision, $25.8 million negative exchange rate effect on cash, $18.5 million for payment of the Time Warner Note, $12.6 million of funding to our affiliates, $5.6 million for the net change in short-term investments and $5.3 million for other investing and financing uses.

THREE MONTHS ENDED MARCH 31, 1998

Principal sources of cash during the three months ended March 31, 1998 included $812.2 million from the issuance of the 1998 Notes, $93.0 million of borrowings on the UPC Senior Revolving Credit Facility and CNBH's major facility and $28.5 million from operating activities and other investing and financing sources.

Principal uses of cash during the three months ended March 31, 1998 included $531.8 million for the redemption of the existing Old Notes, $100.4 million for the repayment of the KTE facility and a portion of the UPC Bridge Bank Facility, $88.0 million for the acquisition of Combivisie, The Netherlands, $42.0 million for the net purchase of short-term investments, $29.7 million of capital expenditures for system upgrade and new-build activities, $25.0 million for the repayment of the ULA Revolving Credit Facility, $19.8 million of debt financing costs, $6.6 million of funding to our affiliates and $27.2 million for operating activities and other investing and financing uses.

RESULTS OF OPERATIONS

The following tables set forth information from our Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998:

                                                                       For the Three Months Ended
                                                                               March 31,
                                                                   ----------------------------------
                                                                      1999                     1998
                                                                   ---------                ---------
                                                                             (In thousands)
Revenue.......................................................     $107,918                 $  67,396
System operating expense......................................      (55,165)                  (27,740)
System selling, general and administrative expense............      (41,590)                  (22,590)
Corporate general and administrative expense..................      (26,082)                  (15,213)
Depreciation and amortization.................................      (57,398)                  (52,535)
                                                                   --------                 ---------
         Net operating loss...................................      (72,317)                  (50,682)

Gain on issuance of common equity securities by subsidiary....      825,196                        --
Interest income ..............................................        3,910                     3,293
Interest expense..............................................      (56,623)                  (44,513)
Gain on sale of investment in affiliate.......................        7,456                        --
Other expense, net............................................      (11,465)                   (3,501)
                                                                   --------                 ---------
        Net income (loss) before other items..................      696,157                   (95,403)

Share in results of affiliated companies, net.................      (20,562)                  (14,668)
Minority interests in subsidiaries............................       12,756                      (335)
                                                                   --------                 ---------
        Net income (loss) before extraordinary charge.........      688,351                  (110,406)

Extraordinary charge for early retirement of debt.............           --                   (79,091)
                                                                   --------                 ---------
        Net income (loss).....................................     $688,351                 $(189,497)
                                                                   ========                 =========
Other Information:
Adjusted EBITDA (1):
     Net operating loss.......................................     $(72,317)                $ (50,682)
     Depreciation and amortization............................       57,398                    52,535
     Stock-based compensation expense.........................       18,640                       198
                                                                   --------                 ---------
         Consolidated Adjusted EBITDA.........................     $  3,721                 $   2,051
                                                                   ========                 =========

                                  For the Three Months Ended          For the Three Months Ended
                                        March 31, 1999                      March 31, 1998
                                  --------------------------          --------------------------
                                                   Adjusted                            Adjusted
                                   Revenue        EBITDA (1)           Revenue        EBITDA (1)
                                  ---------       ----------          ---------       ----------
                                       (In thousands)                      (In thousands)
Europe (UPC):
  The Netherlands...........      $ 20,614         $   731            $ 6,486          $ 3,545
  Austria...................        24,736          10,215             21,057           11,727
  Belgium...................         4,482             418              4,077            1,346
  Czech Republic............         1,142            (245)               976             (448)
  France....................         1,612          (1,597)               640             (401)
  Hungary...................         8,886           3,027                 --               --
  Norway....................        12,375           2,282             11,194            4,475
  UPC Corporate and Other...         2,027          (7,703)             1,822           (3,386)
                                  --------         -------            -------          -------
    Total Europe............        75,874           7,128             46,252           16,858
                                  --------         -------            -------          -------
Asia/Pacific:
  Australia.................        30,256              78             19,316           (1,385)
  Other.....................            --          (1,398)             1,137           (5,036)
                                  --------         -------            -------          -------
    Total Asia/Pacific......        30,256          (1,320)            20,453           (6,421)
                                  --------         -------            -------          -------
Latin America:
  Chile.....................            --              --                 --               --
  Other.....................         1,788          (1,836)               475           (3,114)
                                  --------         -------            -------          -------
    Total Latin America.....         1,788          (1,836)               475           (3,114)
                                  --------         -------            -------          -------
Corporate & Other...........            --            (251)               216           (5,272)
                                  --------         -------            -------          -------
    Total Company...........      $107,918         $ 3,721            $67,396          $ 2,051
                                  ========         =======            =======          =======

(1) "Adjusted EBITDA" represents net operating earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. We are not entirely free to use the cash represented by Adjusted EBITDA. Several of our consolidated operating companies are restricted by the terms of their debt arrangements. Each company has its own operating expenses and capital expenditure requirements, which can limit our use of cash. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

The following table displays selected system operating data for our significant consolidated systems in the currency reported to UIH:

                                            For the Three Months Ended
                                                     March 31,
                                            --------------------------
                                               1999            1998
                                            ----------      ----------
                                                 (In thousands)
     UPC Revenue (NLG):
       Cable Television.................     132,913           91,255
       Telephony........................       7,303              120
       Internet/Data....................       6,473            1,003
       Programming and Other............       2,131            2,627
                                             -------           ------
           Total UPC Revenue............     148,820           95,005
                                             =======           ======

     UPC Adjusted EBITDA (NLG):
       Cable Television.................     59,924            44,813
       Telephony........................    (12,117)             (262)
       Internet/Data....................    (18,303)           (2,640)
       Programming and Other............    (15,524)           (4,950)
                                            -------            ------
           Total UPC Adjusted EBITDA....     13,980            36,961
                                            =======            ======
     Austar (A$):
       Revenue..........................     47,754            28,791
                                            =======            ======
       Adjusted EBITDA..................     (2,433)           (1,297)
                                            =======            ======

The following rates were used to translate the selected system operating data above into U.S. dollars for consolidation purposes per one U.S. dollar:

                                                              Dutch   Australian
                                                             Guilder    Dollar
                                                             -------  ----------

     Average rate three months ended March 31, 1999.......   1.9614     1.5729
     Average rate three months ended March 31, 1998.......   2.0474     1.4979

REVENUE. Revenue increased $40.5 million, or 60.1%, from $67.4 million for the three months ended March 31, 1998 to $107.9 million for the three months ended March 31, 1999.

EUROPE

Revenue for UPC in U.S. dollar terms increased $29.6 million, or 63.9% from $46.3 million for the three months ended March 31, 1998 to $75.9 million for the three months ended March 31, 1999, including a positive impact of $2.0 million due to exchange rate fluctuations. On a functional currency basis, UPC's revenue increased NLG53.8 million or 56.6% from NLG95.0 million for the three months ended March 31, 1998 to NLG148.8 million for the three months ended March 31, 1999. Of this increase, approximately NLG41.7 million resulted from increased cable television revenue, NLG7.2 million resulted from increased telephony revenue and NLG5.5 million resulted from increased Internet revenue. These increases were partially offset by a decrease of NLG0.6 million in revenue from other services. The increase in cable television revenue primarily resulted from the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary effective July 1, 1998. For the period from February 1, 1999 through March 31,1999, cable television revenue from UTH was NLG32.7 million, as compared to cable television revenue from CNBH, UPC's only consolidated Dutch system for the three months ended March 31, 1998, of NLG13.2 million. Total cable television revenue of Telekabel Hungary was NLG17.4 million for the three months ended March 31, 1999, compared to NLG0 for the three months ended March 31, 1998. The balance of the increase in cable television revenue came from subscriber growth. The increase in telephony revenue is primarily a result of the consolidation of UTH. Internet revenue increased primarily due to increased Internet subscribers in Austria, Belgium and the Netherlands.

ASIA/PACIFIC

Revenue for Austar increased $11.1 million, or 57.8%, from $19.2 million for the three months ended March 31, 1998 to $30.3 million for the three months ended March 31, 1999. On a functional currency basis, Austar's revenue increased A$19.0 million, or 66.0%, from A$28.8 million for the three months ended March 31, 1998 to A$47.8 million for the three months ended March 31, 1999. These increases were primarily due to subscriber growth (311,119 at March 31, 1999 compared to 199,955 at March 31, 1998) as Austar continues to roll out its services. The U.S. dollar increase occurred despite the negative impact of $1.5 million due to exchange rate fluctuations between the three months ended March 31, 1999 and 1998.

ADJUSTED EBITDA. Adjusted EBITDA increased $1.6 million during the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

EUROPE

Adjusted EBITDA for UPC in U.S. dollar terms decreased $9.8 million, or 58.0%, from $16.9 million for the three months ended March 31, 1998 to $7.1 million for the three months ended March 31, 1999, offset by a positive impact of $0.8 million due to exchange rate fluctuations. On a functional currency basis, UPC's Adjusted EBITDA decreased NLG23.0 million, or 62.2%, from NLG37.0 million for the three months ended March 31, 1998 to NLG14.0 million for the three months ended March 31, 1999. Although revenue increased compared to the same period in the prior year, increases in operating expense and selling, general and administrative expense outpaced the revenue increase, primarily due to the focus on the continued development of UPC's newer telephony and Internet/data services. We believe the introduction of telephone services and Internet/data services will have a significant negative impact on Adjusted EBITDA during 1999. Thereafter, this negative impact is expected to decline. The financial effect of the development of our video programming businesses and the construction of our digital distribution platform will depend upon our ability to find joint venture partners for these new investments. If we are unable to find joint venture partners for these new investments, we will be required to consolidate all of the losses of these new investments.

UPC's operating expense for the three months ended March 31, 1999 increased over the same period in 1998 due to an increase in cable television expense of NLG15.3 million, an increase in telephony operating expense of NLG8.3 million, an increase in Internet operating expense of NLG9.2 million and an increase for other services of NLG3.4 million. The increase in cable television operating expense primarily resulted from the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary effective July 1, 1998. For the period from February 1, 1999 through March 31,1999, cable television operating expense for UTH was NLG7.7 million, as compared to cable television operating expense from CNBH, UPC's only consolidated Dutch system for the three months ended March 31, 1998, of NLG2.7 million. Total cable television operating expense of Telekabel Hungary was NLG6.0 million for the three months ended March 31, 1999 as compared with NLG0 for the three months ended March 31, 1998. The balance of the increase in cable television operating expense came from subscriber growth. The increase in telephony operating expense is primarily a result of the consolidation of UTH, as well as continued development of our telephony business. The increase in Internet operating expense is attributable to development of chello and increased Internet/data operating company expense. UPC launched chello in March 1999 and will begin recognizing revenue in the second quarter of 1999.

UPC's selling, general and administrative expense for the three months ended March 31, 1999 increased over the same period in 1998 due to an increase of NLG11.2 million for cable television selling, general and administrative expense, an increase of NLG10.8 million for telephony selling, general and administrative expense and an increase of NLG11.9 million for Internet selling, general and administrative expense. The increase in cable television selling, general and administrative expense is primarily attributable to the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary as of July 1, 1998. For the period from February 1, 1999 through March 31, 1999, cable television selling, general and administrative expense from UTH was NLG8.1 million, compared to cable television selling, general and administrative expense from CNBH, UPC's only consolidated Dutch system for the three months ended March 31, 1998, of NLG1.8 million. Total cable television selling, general and administrative expense for Telekabel Hungary was NLG5.4 million for the three months ended March 31, 1999, compared to NLG0 for the three months ended March 31, 1998. The increase in telephony selling, general and administrative expense is a combination of the consolidation of UTH, as well as increased development and the launch of telephony services in Austria, Norway and France in the first quarter of 1999. The increase in Internet selling, general and administrative expense is also attributable to further development and launch preparation expense.

ASIA/PACIFIC

Adjusted EBITDA for Austar in U.S. dollar terms decreased $0.6 million, or 66.7%, from negative $0.9 million for the three months ended March 31, 1998 to negative $1.5 million for the three months ended March 31, 1999. On a functional currency basis, Austar's Adjusted EBITDA decreased A$1.1 million, or 84.6%, from negative A$1.3 million for the three months ended March 31, 1998 to negative A$2.4 million for the three months ended March 31, 1999.

Austar's operating expense increased $11.5 million, or 100.9%, from $11.4 million for the three months ended March 31, 1998 to $22.9 million for the three months ended March 31, 1999. On a functional currency basis, Austar's operating expense increased A$18.9 million, from A$17.1 million for the three months ended March 31, 1998 to A$36.0 million for the three months ended March 31, 1999, a 110.5% increase. These increases were primarily due to an increase in satellite programming costs resulting from the May 1998 agreements with Foxtel and Optus to obtain additional programming rights in connection with the receivership of Australis Media Limited ("Australis") as well as additional satellite platform costs associated with the May 1998 joint venture with Optus. We expect that the restructuring of programming costs for certain channels will result in somewhat higher costs for these channels which will be offset by lower costs in the long term when compared to Austar's previous agreements with Australis. The remainder of the increase between periods was due to an increase in salaries and benefits related to the additional personnel necessary to support Austar's establishment of local and state offices in its markets and an increase in customer subscriber management expense related to volume increases in telephone, billing and collection costs. The U.S. dollar increase was positively impacted by $1.1 million due to exchange rate fluctuations between the three months ended March 31, 1999 and 1998. Austar expects operating expense as a percentage of revenue to decline in future periods because a significant portion of Austar's distribution facilities and network costs, such as local and state office staffing levels, operating costs and wireless license costs, have already been incurred and are fixed in relation to changes in subscriber volumes. Other system operating expense, such as certain costs related to programming and subscriber management expense, will vary in direct proportion to the number of subscribers.

Austar's selling, general and administrative expense increased $0.8 million, or 8.3%, from $9.6 million for the three months ended March 31, 1998 to $10.4 million for the three months ended March 31, 1999. On a functional currency basis, Austar's selling, general and administrative expense increased A$2.0 million, from A$14.3 million for the three months ended March 31, 1998 to A$16.3 million for the three months ended March 31, 1999, a 13.9% increase. The U.S. dollar increase was positively impacted by $0.5 million due to exchange rate fluctuations between the three months ended March 31, 1999 and 1998.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense increased $10.9 million, or 71.7%, from $15.2 million for the three months ended March 31, 1998 to $26.1 million for the three months ended March 31, 1999. The increase in the three months ended March 31, 1999 was primarily attributable to a stock-based compensation charge of NLG36.6 million ($18.6 million) from UPC's stock option plans, compared to NLG0.4 million ($0.2 million) for the same period in 1998. Prior to UPC's public offering, these plans required variable plan accounting. Increases in the fair market value of UPC's shares resulted in non-cash compensation charges to the statement of operations for vested options. Following the initial public offering of UPC, UPC has the right to settle the options in shares upon exercise; therefore options issued pursuant to the stock option plan will no longer require variable plan accounting. Only our subsidiaries' phantom stock option plans will continue to require variable plan accounting. This increase was partially offset by the non-recurrence of certain prior period charges attributable to professional consulting services incurred in connection with assisting company management in evaluating various strategic issues including capital formation and strategic asset deployment alternatives.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $4.9 million during the three months ended March 31, 1999 compared to the three months ended March 31, 1998, as follows:

                                                                       For the Three Months Ended
                                                                               March 31,
                                                                   ----------------------------------
                                                                      1999                     1998
                                                                   ---------                ---------
                                                                             (In thousands)
     Europe..................................................       $32,221                  $24,654
     Asia/Pacific............................................        24,468                   27,412
     Latin America...........................................           460                      166
     Corporate and other.....................................           249                      303
                                                                    -------                  -------
        Total depreciation and amortization expense..........       $57,398                  $52,535
                                                                    =======                  =======

EUROPE

UPC's depreciation and amortization expense in U.S. dollar terms increased $7.5 million, or 30.4%, from $24.7 million for the three months ended March 31, 1998 to $32.2 million for the three months ended March 31, 1999, offset by a positive impact of $1.0 million due to exchange rate fluctuations. On a functional currency basis, UPC's depreciation and amortization expense increased NLG14.7 million, or 30.3%, from NLG48.5 million for the three months ended March 31, 1998 to NLG63.2 million for the three months ended March 31, 1999. The increase is primarily due to additional depreciation and amortization from the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary effective July 1, 1998. The remaining increase is comprised of additional depreciation related to additional capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

ASIA/PACIFIC

Austar's depreciation and amortization expense decreased $2.6 million, or 9.7%, from $26.9 million for the three months ended March 31, 1998 to $24.3 million for the three months ended March 31, 1999. On a functional currency basis, Austar's depreciation and amortization expense decreased A$2.1 million, or 5.4%, from A$38.9 million for the three months ended March 31, 1998 to A$36.8 million for the three months ended March 31, 1999. The U.S. dollar increase was positively impacted by $0.3 million due to exchange rate fluctuations between the three months ended March 31, 1999 and 1998.

GAIN ON ISSUANCE OF SECURITIES BY SUBSIDIARY. During February 1999, UPC successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System, raising gross and net proceeds at NLG63.91 ($32.78) per share of NLG2,852.9 million ($1,463.0 million) and NLG2,670.0 million ($1,369.0 million), respectively. Concurrent with the offering, DIC exercised its option and acquired 1,558,654 ordinary shares of UPC, resulting in proceeds to UPC of $45.0 million. Based on the carrying value of our investment in UPC as of February 11, 1999, we recognized a gain of $825.2 million from the resulting step-up in the carrying amount of our investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in UPC indefinitely.

INTEREST EXPENSE. Interest expense increased $12.1 million, or 27.2%, from $44.5 million during the three months ended March 31, 1998 to $56.6 million during the three months ended March 31, 1999. This increase was primarily due to the continued accretion of interest on our $1,375.0 million aggregate principal amount 1998 Notes, continued accretion on the $492.9 million aggregate principal amount UIH A/P Notes, new debt in 1999 such as the DIC Loan and Telekabel Hungary Facility and consolidation of the UTH Facility.

GAIN ON SALE OF INVESTMENT IN AFFILIATE. In March 1999, we sold our interest in Telekabel Hungary Programming, recognizing a gain of $7.5 million.

EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF DEBT. In connection with the issuance of the 1998 Notes, we paid $531.8 million to repurchase the existing Old Notes which had an accreted value of $466.2 million as of February 5, 1998. This tender premium of $65.6 million, combined with the write off of unamortized deferred financing costs and other transaction related costs totaling $13.5 million, resulted in an extraordinary charge during the three months ended March 31, 1998 of $79.1 million.

SHARE IN RESULTS OF AFFILIATED COMPANIES. Our share in results of affiliated companies totaled $20.6 million and $14.7 million for the three months ended March 31, 1999 and 1998, respectively, as follows:

                                                        For the Three Months Ended               For the Three Months Ended
                                                              March 31, 1999                            March 31, 1998
                                                   -----------------------------------       -----------------------------------
                                                    Company                                   Company
                                                   Ownership      Share in Results of        Ownership      Share in Results of
                                                    Interest      Affiliated Companies        Interest      Affiliated Companies
                                                   ---------      --------------------       ---------      --------------------
                                                                     (In thousands)                            (In thousands)
Europe:
  A2000........................................      50.0%             $ (5,089)               50.0%             $ (4,859)
  UTH (1)......................................      100.0%              (2,757)                  --                   --
  Hungary......................................      50.0%                 (111)               50.0%                 (444)
  UII Partnership
    (Melita, Princes Holdings and Tevel)(2)....     various                  --               various                (200)
  Tevel (2)....................................      46.6%               (2,098)                  --                   --
  Melita (2)...................................      50.0%                    5                   --                   --
  Monor........................................      44.8%                 (153)               48.6%                 (264)
  Other........................................     various                (132)              various                (373)
                                                                       --------                                  --------
                                                                        (10,335)                                   (6,140)
                                                                       --------                                  --------
Asia/Pacific:
  Saturn.......................................      65.0%               (1,948)               65.0%               (1,804)
  XYZ Entertainment............................      50.0%               (3,186)               25.0%                 (485)
  PCC..........................................      19.6%                 (181)               40.0%                 (391)
  HITV.........................................      49.0%                 (129)               49.0%                 (161)
                                                                       --------                                  --------
                                                                         (5,444)                                   (2,841)
                                                                       --------                                  --------
Latin America:
  VTRH.........................................      34.0%               (2,973)               34.0%               (2,304)
  Megapo.......................................      49.0%                  157                49.0%                  119
  TVSB (3).....................................      100.0%                  --                45.0%                  265
  MGM Networks LA..............................      50.0%               (2,038)               50.0%               (3,845)
  Jundiai......................................      46.3%                   71                46.3%                   78
                                                                       --------                                  --------
                                                                         (4,783)                                   (5,687)
                                                                       --------                                  --------
Total share in results of
  affiliated companies.........................                        $(20,562)                                 $(14,668)
                                                                       ========                                  ========

(1) Effective February 1, 1999 we increased our ownership interest in UTH from 51.0% to 100% and began consolidating their results of operations.
(2) Historically we held our interests in Melita, Princes Holdings and Tevel through UII, a general partnership. In November 1998 we acquired our partner's interest in Tevel and Melita and sold our interest in Princes Holdings.
(3) Effective October 2, 1998 we increased our ownership interest in TVSB to 100% and began consolidating their results of operations.

NEW ACCOUNTING PRINCIPLES

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which provides guidance on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 identifies the characteristics of internal-use software and provides examples to assist in determining when computer software is for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, for projects in progress and prospectively, with earlier application encouraged. We adopted SOP 98-1 effective January 1, 1999 with no material effect.

The American Institute of Certified Public Accountants recently issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change. We adopted SOP 98-5 effective January 1, 1999 with no material effect.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 1999. We are currently assessing the effect of this new standard.

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

During the three months ended March 31, 1999, we acquired several systems, which will be included in our Year 2000 Program. At this time we have not determined whether any of these systems have their own programs in place for Year 2000 compliance. We are undertaking such review during the second quarter 1999 and will determine at what level their systems are at within our Year 2000 Program.

The Task Force commenced the Testing Phase in first quarter 1999. The Task Force is supervising the Testing Phase of the computer system for our headend controllers and our customer service billing systems and routers. Based on current data to date, we expect to complete this testing by mid-1999. At this time, we anticipate that all material aspects of the program will be completed before January 1, 2000, and we do not anticipate any material remediations or replacements.

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

THIRD PARTY DEPENDENCIES. We believe our largest Year 2000 risk is our dependency upon third-party products. Two significant areas on which our systems depend upon third-party products are programming and telephony interconnects. We do not have the ability to control such parties in their assessment and remediation procedures for potential Year 2000 problems. Should these parties not be prepared for Year 2000, their systems may fail and we would not be able to provide our services to our customers. Notwithstanding these limitations, the Task Force monitors the websites for all vendors used by us, to the extent available, for information on such vendors' Year 2000 programs. To the extent applicable, the Task Force uses such information to verify Year 2000 compliance and to implement remediation procedures. We also have requested information from various third parties on the status of their Year 2000 compliance programs in an effort to prevent any possible interruptions or failures. To date, responses by programming vendors to such communications have been limited. The responses received state only that the party is working on Year 2000 issues and does not have a definitive position at this time. As a result, we are unable to assess the risk posed by our dependence upon such third parties' systems. Vendors for critical equipment components, such as the headend controllers mentioned below, have been more responsive and we believe substantially all of our equipment will be Year 2000 compliant. We cannot, however, give any assurances concerning compliance of equipment because such belief is based on information provided by vendors, which can not be independently verified, and because of the uncertainties inherent in Year 2000 remediation.

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

We have  considered  certain  limited  contingency  plans,  including  preparing back-up programming and stand-by power generators. Based on these considerations, the Task Force has distributed a contingency plan to all of our operating systems, which sets forth preparation procedures and recovery solutions. Such contingency plans may not, however, resolve the problem in a satisfactory manner. With respect to other third-party systems, each UIH operating system is responsible for inquiring of their vendors and other entities with which they do business (e.g., utility companies, financial institutions and facility owners) as to such entities' Year 2000 compliance programs.

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

COSTS OF COMPLIANCE. The Task Force is not able to determined the full cost of its Year 2000 program and its related impact on the financial condition of the Company. In the course of our business, we have made substantial capital adjustments over the past few years in improving our systems, primarily for reasons other than Year 2000. Because these upgrades also resulted in Year 2000 compliance, replacement and remediation costs have been low. The Task Force has, however, revised its estimates of the cost for the Year 2000 program to $3.9 million. The cost includes certain identified replacement and remediation procedures and external consultants, and has been increased because of system acquisitions and additional date sensitive items that require research as to Year 2000 compliance. Such estimate does not, however, include internal costs because we do not separately track the internal costs incurred for the Year 2000 program. Although no assurance can be made, we believe that the known Year 2000 compliance issues can be remedied without a material financial impact on us. No assurance can be made, however, as to the total cost (excluding internal costs) for the Year 2000 program until all of the data has been gathered. In addition, we can not predict the financial impact on us if Year 2000 problems are caused by third parties upon which our systems are dependent or experienced by entities in which we hold investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on our operations and financial condition.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

INVESTMENT PORTFOLIO

We do not use derivative financial instruments in our non-trading investment portfolio. We place our cash and cash equivalent investments in highly liquid instruments that meet high credit quality standards with original maturities at the date of purchase of less than three months. We also place our short-term investments in liquid instruments that meet high credit quality standards with original maturities at the date of purchase of between three and twelve months. We also limit the amount of credit exposure to any one issue, issuer or type of instrument. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We do not expect, however, any material loss with respect to our investment portfolio. In February 1999, UPC completed its initial public offering raising net proceeds of NLG2,670.0 million ($1,369.0 million). The proceeds from the offering will be invested in short-term investments that meet high credit quality standards with original maturities at the date of purchase between one and twelve months. We must comply with the restrictions placed on us by the 1998 Notes indenture, which limits such investments to a risk profile of A2/P2 commercial paper.

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

The spot rates and average rates for the primary currencies that impact our financial statements are shown below per one U.S. dollar:

                                                                        Dutch     Australian
                                                                       Guilder      Dollar
                                                                       -------    ----------
     Spot Rate March 31, 1999.................................         2.0500       1.5765
     Average rate for three months ended March 31, 1999.......         1.9614       1.5729
     Spot Rate December 31, 1998..............................         1.8900       1.6332
     Spot Rate March 31, 1998.................................         2.0800       1.5108
     Average rate for three months ended March 31, 1998.......         2.0474       1.4979
     Spot Rate December 31, 1997..............................         2.0200       1.5378

                                       46

In general, we do not execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. During the three months ended March 31, 1999, we recorded a negative change in cumulative translation adjustments of $62.9 million, primarily due to the strengthening of the U.S. dollar compared to the Dutch guilder.

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                                                                                                 As of March 31, 1999
                                                                                      ------------------------------------------
                                                                                      Book Value                      Fair Value
                                                                                      ----------                      ----------
                                                                                 (U.S. dollars, in thousands, except interest rates)
Long-term and short-term  debt:
     Fixed rate U.S. dollar denominated 1998 Notes...............................      $916,690                        $931,563
       Average interest rate.....................................................         10.75%                          10.51%
     Fixed rate U.S. dollar denominated UIH A/P Notes............................      $368,816                        $308,041
       Average interest rate.....................................................         14.00%                          17.41%
     Fixed rate U.S. dollar denominated DIC Loan.................................      $ 31,780                        $ 31,780
       Average interest rate.....................................................          8.00%                           8.00%
     Fixed rate U.S. dollar denominated VTRH Note................................      $  9,284                        $  9,284
       Average interest rate.....................................................         12.95%                          12.95%
     Fixed rate U.S. dollar denominated TVSB Seller Note.........................      $  5,894                        $  5,894
       Average interest rate.....................................................         10.00%                          10.00%
     Variable rate Dutch guilder denominated Senior Revolving Credit Facility....      $176,514                        $176,514
       Average interest rate.....................................................          5.09%                           5.09%
     Variable rate Euro denominated UTH Facility.................................      $263,370                        $263,370
       Average interest rate.....................................................          5.09%                           5.09%
     Variable rate French Franc denominated Mediareseaux Facility................      $ 29,181                        $ 29,181
       Average interest rate.....................................................          5.09%                           5.09%
     Variable rate German Mark denominated Telekabel Hungary Facility............      $ 20,086                        $ 20,086
       Average interest rate.....................................................          5.59%                           5.59%
     Variable rate Australian dollar denominated Austar Bank Facility............      $126,863                        $126,863
       Average interest rate.....................................................          6.75%                           6.75%
     Variable rate Dutch guilder denominated CNBH Facility.......................      $116,827                        $116,827
       Average interest rate.....................................................          4.69%                           4.69%

                                       47

The table below presents principal cash flows by expected maturity dates for our debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                                                                                   As of March 31, 1999
                                                        ----------------------------------------------------------------------------
                                                          1999       2000         2001       2002      2003    Thereafter    Total
                                                        --------   --------     --------   --------  --------  ----------   --------
                                                                     (U.S. dollars, in thousands except interest rates)
Long-term and short-term debt:
  Fixed rate U.S. dollar denominated
    1998 Notes.....................................           --        --           --        --        --     $916,690    $916,690
  Fixed rate U.S. dollar denominated
    UIH A/P Notes..................................           --        --           --        --        --     $368,816    $368,816
  Fixed rate U.S. dollar denominated
    DIC Loan.......................................           --   $31,780           --        --        --           --    $ 31,780
  Fixed rate U.S. dollar denominated
    VTRH Note......................................     $  9,284        --           --        --        --           --    $  9,284
  Fixed rate U.S. dollar denominated
    TVSB Seller Note...............................     $  5,894        --           --        --        --           --    $  5,894
  Variable rate Dutch guilder denominated
    Senior Revolving Credit Facility...............           --        --      $24,390   $97,561   $54,563           --    $176,514
  Variable rate Euro denominated
    UTH Facility...................................           --        --           --   $13,168   $26,337     $223,865    $263,370
  Variable rate French Franc denominated
    Mediareseaux Facility..........................           --        --           --       --    $ 2,918     $ 26,263    $ 29,181
  Variable rate German Mark denominated
    Telekabel Hungary Facility.....................     $ 20,086        --           --       --         --           --    $ 20,086
  Variable rate Australian dollar denominated
    Austar Bank Facility...........................     $ 57,088        --           --       --         --     $ 69,775    $126,863
  Variable rate Dutch guilder denominated
    CNBH Facility..................................           --        --      $ 3,428   $7,999    $14,856     $ 90,544    $116,827

We use interest rate swap agreements from time to time, to manage interest rate risk on our floating rate debt facilities. Interest rate swaps are entered into depending on our assessment of the market, and generally are used to convert the floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, we have two interest rate swaps to manage interest rate exposure on the Austar Bank Facility. These swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 million ($31.7 million as of March 31, 1999) of variable rate, long-term debt into fixed rate borrowings. As of March 31, 1999, the weighted-average fixed rate under these agreements was 7.94% compared to a weighted-average variable rate on the Austar Bank Facility of 6.75%. As a result of these swap agreements, interest expense was increased by approximately A$0.2 million ($0.1 million) during the first quarter of 1999.

Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. As of March 31, 1999, we estimate that we would have paid approximately A$1.3 million ($0.8 million) to terminate the agreements.

The table below provides information about our interest rate swaps. The table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents (in thousands), which is our reporting currency.

                                                                As of March 31, 1999
                                             -------------------------------------------------------------
                                             1999    2000    2001     2002    2003    Thereafter    Total
                                             ----    ----    ----     ----    ----    ----------   -------
                                                 (U.S. dollars, in thousands, except interest rates)
     Interest Rate Swaps:
         Variable to fixed.................    --      --      --    $31,716   --         --       $31,716
         Average pay rate %................  8.00%   8.00%   8.00%     8.00%   --         --         8.00%
         Average receive rate %............  6.75%   6.75%   6.75%     6.75%   --         --         6.75%

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

From time to time, we and our operating companies may become involved in litigation relating to claims arising out of our operations in the normal course of business.

On April 20, 1999, a class action suit was filed in the District Court of Tel Aviv against several cable operators in Israel, including Tevel. The complaint alleges that the cable operators have taken advantage of their monopoly position in the market by charging excessive prices for the services provided. The plaintiffs are seeking damages in the amount of NIS1,000 per subscriber. Tevel's cable television service subscription rates are subject to governmental regulation through franchise agreements and through the arrangement approved by the Restrictive Trade Practices Tribunal. Tevel intends to vigorously defend itself against these allegations.

Item 5.  Other Information
--------------------------

The 1999 Annual Meeting of Stockholders will be held on or about July 30, 1999. The deadline for submitting stockholder proposals for inclusion in the Company's proxy statement and form of proxy for the 1999 Annual Meeting of Stockholders is June 11, 1999. Proposals received after such date will be considered untimely.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)     Exhibits

        27.1   Financial Data Schedule

(b)     Reports on Form 8-K filed during the quarter

--------------------------- ------------------------------------ -------------------------------
Date of Filing              Date of Event                        Item Reported
--------------------------- ------------------------------------ -------------------------------
March 12, 1999              Amendment No. 1 to Form 8-K dated    Item 2 - Acquisition of 49.0%
                            February 17, 1999                    interest in UTH
--------------------------- ------------------------------------ -------------------------------
March 4, 1999               February 17, 1999                    Item 2 - Acquisition of 49.0%
                                                                 interest in UTH
--------------------------- ------------------------------------ -------------------------------
February 26, 1999           February 24, 1999                    Item 8 - Change in Fiscal Year
--------------------------- ------------------------------------ -------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 17th day of May 1999.

                                           United International Holdings, Inc.
                                           a Delaware corporation

                                           By:  /s/ Valerie L. Cover
                                              ----------------------------------
                                               Valerie L. Cover
                                               Controller and Vice President
                                               (a Duly Authorized Officer and
                                                  Principal Financial Officer)