Form 10-K/A
period 1998-12-31
UNITED INTERNATIONAL HOLDINGS INC
filed 1999-06-24
CIK 887949

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

           Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 10 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ----    ----
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

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------


     The directors and executive officers of the Company and their ages, along with their respective position with the Company as of June 1, 1999 are set forth below. All officers are appointed for an indefinite term serving at the pleasure of the Board.

Name                                  Age      Position
----                                  ---      --------

Gene W. Schneider                     72       Chairman of the Board and Chief
                                               Executive Officer

Michael T. Fries                      36       President

Mark L. Schneider                     43       Director and Executive Vice
                                               President; Chief Executive
                                               Officer of UPC

J. Timothy Bryan                      38       President and Chief Financial
                                               Officer of UPC

John F. Riordan                       56       Director; Executive Vice
                                               President of UPC

Albert M. Carollo                     85       Director

John P. Cole                          69       Director

Lawrence F. DeGeorge                  54       Director

Lawrence J. DeGeorge                  82       Director

Antony P. Ressler                     38       Director

Curtis W. Rochelle                    83       Director

Bruce H. Spector                      56       Director


     The number of members of the Company's Board is currently fixed at ten. The Company's Second Restated Certificate of Incorporation provides for a classified Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. For purposes of determining their terms, directors are divided into three classes. The Class I directors, whose terms expire at the 2000 annual stockholders' meeting, include Messrs. Carollo, Lawrence J. DeGeorge, Ressler and Mark L. Schneider. The Class II directors, whose terms expire at the 2001 annual stockholders' meeting, include Messrs. Cole, Lawrence F. DeGeorge and Spector. The Class III directors, whose terms expire at the 1999 annual stockholders' meeting, include Messrs. Riordan, Rochelle and Gene W. Schneider. Each director elected at each such meeting will serve for a term ending on the date of the third annual stockholders ' meeting after his election or until his successor shall have been duly elected and qualified.

                                     III-1

     GENE W. SCHNEIDER, 72, has served as Chairman of the Board of Directors of the Company since its inception in May 1989 and was a director of United International Holdings, a Colorado general partnership (the "Partnership"), from September 1989 until its dissolution in December 1993. Mr. Schneider has also served as the Company's Chief Executive Officer since October 1995, and served as President from October 1997 until he relinquished the title in September 1998. Mr. Schneider served as Chairman of United Artists Entertainment Company ("United Artists"), then the third largest multiple system operator in the United States, from May 1989 until its merger with Tele-Communications, Inc. in November 1991. He was a founder of United Cable Television Corporation ("United Cable") in the early 1950s and, as its Chairman and Chief Executive Officer, helped build United Cable into the eighth-largest multiple system operator in the United States prior to its merger with United Artists in 1989. He has been active in cable television affairs and has served on the Board of the National Cable Television Association ("NCTA") and on numerous committees and special projects thereof since the NCTA's inception in the early 1950s. Mr. Schneider is one of the original inductees into the NCTA's Cable Television Pioneers. He has also served as Chairman of C-SPAN and was involved in the formation of numerous programming companies such as Discovery and Turner Broadcasting, and served as a director on their respective boards. Mr. Schneider is also Chairman of the Board of Advance Display Technologies, Inc. and is an advisor to the Supervisory Board of UPC.

     MICHAEL T. FRIES, 36, has served as President of the Company since September 1998 and as Chairman of the Supervisory Board of UPC since February 1999. He has also served as President and Chief Executive Officer of UIH Asia/Pacific Communications, Inc., a majority owned subsidiary of the Company ("UAP"), since June 1995 and December 1996, respectively. In addition, since September 1998, Mr. Fries has served as the President of UIH Latin America, Inc., a wholly-owned subsidiary of the Company ("ULA"). From March 1990 to June 1995, Mr. Fries served as Senior Vice President, Development in which capacity he was responsible for managing the Company's acquisitions and new business development activities, including the Company's expansion into the Asia/Pacific, Latin America and European markets.

     MARK L. SCHNEIDER, 43, has been a director of the Company since April 1993, and Executive Vice President of the Company since December 1996. In April 1997, Mr. Schneider also became Chief Executive Officer of UPC and is the Chairman of its Board of Management. From April 1997 until September 1998, Mr. Schneider served as President of UPC, and from May 1996 to December 1996, he served as the Chief of Strategic Planning and Operational Oversight for the Company. He served as President of the Company from July 1992 until March 1995 and as Senior Vice President of the Company from May 1989 until July 1992. Mr. Schneider is also a director of Advance Display Technologies, Inc.

     J. TIMOTHY BRYAN, 38, has served as President and Chief Financial Officer of UPC and as a member of its Board of Management since September 1998. He served as a member of the Supervisory Board of UPC from December 1996 until September 1998. He also served as the Chief Financial Officer, Treasurer and Assistant Secretary of the Company from December 1996 until September 1998. From 1993 until Mr. Bryan joined the Company, Mr. Bryan served as the Treasurer of Jones Financial Group, Inc., an affiliate of Jones International Limited, where he was primarily responsible for public and private capital formation. Mr. Bryan also served as the Treasurer of Jones Intercable, Inc. from 1990 to 1993.

     JOHN F. RIORDAN, 57, has been a director of the Company since March 1998. In March 1998, the Company appointed Mr. Riordan Executive Vice President of UPC and in September 1998, Vice Chairman of UPC's Board of Management. Also in September 1998, he became President of the Advanced Communications division for UPC, where he oversees the implementation of UPC's Internet/data services and digital distribution network. Since March 1999, he is also the Chief Executive Officer of UPC's chello broadband. From April 1997 until March 1998, Mr. Riordan was a member of UPC's Supervisory Board, and from 1992 until November 1998, Mr. Riordan served as Chief Executive Officer of Princes Holdings Limited, a multi-channel television operating company in Ireland in which the Company held a 20% interest until its sale in November 1998.

     ALBERT M. CAROLLO, 85, has been a director of the Company since April 1993 and was a director of the Partnership from December 1990 until its dissolution in December 1993. Mr. Carollo is the Chairman of Sweetwater Television Company, a cable company, and served as its President from 1955 until 1997. Mr. Carollo served as a director of United Artists from December 1988 to November 1991 and as a director of United Cable from 1974 until 1989.

     JOHN P. COLE, JR., 69, has been a director of the Company since March 1998, and became a member of the Supervisory Board of UPC in February 1999. Mr. Cole has practiced law in Washington, D.C. since 1956 and has been counsel over the

                                     III-2
years in many landmark proceedings before the Federal Communications Commission, reflecting the development of the cable industry. In 1966, he founded the law firm of Cole, Raywid & Braverman, a 30 lawyer firm specializing in all aspects of communications and media law. Mr. Cole is also a director of Century Communications Corporation.

     LAWRENCE F. DEGEORGE, 54, has been a director of the Company since June 1997. Since 1991, Mr. DeGeorge has directed venture capital investments in telecommunications and biotechnology as Chief Executive Officer of LPL Group, Inc., LPL Investments Group, Inc., LPL Management Group, Inc. and DeGeorge Holding Ltd. Mr. DeGeorge is also a director of CompleTel, LLC, a multinational provider of switched, local telecommunications and related services. He served as President of Amphenol Corporation, a major international manufacturer of electrical, electronic and fiber optic connectors, cable and cable assemblies, from May 1989 to January 1991, and as Executive Vice President and Chief Financial Officer from September 1986 to May 1989. He was also Director of Amphenol Corporation from June 1987 until January 1991. Mr. DeGeorge is also a director of Advance Display Technologies, Inc.

     LAWRENCE J. DEGEORGE, 82, has been a director of the Company since April 1993 and was a director of the Partnership from September 1989 until its dissolution in December 1993. Mr. DeGeorge served as Chairman of the Board and Chief Executive Officer of Amphenol Corporation, a major international manufacturer of electrical, electronic and fiber-optic connectors, cable and cable assemblies, from May 1987 until its sale in May 1997. Mr. DeGeorge also served as the Chief Executive Officer of Amphenol Corporation's subsidiary, Times Fiber Television Communications, Inc., a major U.S. manufacturer of coaxial cable for the cable television industry, from 1985 until the sale of Amphenol Corporation.

     ANTONY P. RESSLER, 38, has been a director of the Company since October 1993 and became a member of the Supervisory Board of UPC in February 1999. Since its inception in 1990, Mr. Ressler has been a partner of Apollo Advisors, L.P. and Ares Management, L.P., financial advisors to and representatives for institutional investors with respect to securities investments. Mr. Ressler is also a director of Allied Waste Industries, Inc., Vail Resorts, Inc., Prandium, Inc. and Berlitz International, Inc.

     CURTIS W. ROCHELLE, 83, has been a director of the Company since April 1993 and was a director of the Partnership, from September 1989 until its dissolution in December 1993. He is a rancher in Rawlins, Wyoming, and the owner of Rochelle Livestock. Mr. Rochelle served as a director of United Artists from December 1988 to November 1991 and as a director of United Cable from 1974 until 1989.

     BRUCE H. SPECTOR, 56, has been a director of the Company since October 1993. From October 1992 through 1994, Mr. Spector served as a consultant to Apollo Advisors, L.P., which through several funds represents institutional investors with respect to corporate acquisitions and securities investments. In 1995, Mr. Spector became a partner of Apollo Advisors, L.P. Prior to joining Apollo Advisors, L.P., Mr. Spector was a senior member of the Los Angeles law firm of Stutman, Treister & Glatt Professional Corporation for nearly 25 years. Mr. Spector is a director of Telemundo Group, Inc., Metropolis Realty Trust, Inc. and Vail Resorts, Inc.

     Gene W. Schneider and Mark L. Schneider are father and son, and Lawrence J. DeGeorge and Lawrence F. DeGeorge are father and son. No other family relationships exist between any other named executive officer or director of the Company.

     During the past five years, neither the above executive officers nor any director of the Company has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

     Effective June 23, 1999, J. Timothy Bryan is no longer President and Chief Financial Officer of UPC. Mr. Riordan has become President of UPC as a result of such departure.

     SENIOR MANAGEMENT. The following lists other officers who are not executive officers of the Company but who make significant contributions to the Company and it subsidiaries.

     JAMES CLARK, 44, became Vice President, Regional Operations, of the Company May 1, 1999, where he will oversee all operations in Asia/Pacific and Latin America. Prior to that he served as the Regional Manager for Austar Entertainment Pty Limited, which became a subsidiary of the Company in 1997,


                                     III-3
from 1997 to May 1999. From January 1996 to 1997, Mr. Clark served as Satellite Operations Manager at Austar Entertainment Pty Limited where he was responsible for launching direct broadcast satellite service in rural Australia. Prior to joining Austar Entertainment Pty Limited, from 1990 to 1995, Mr. Clark served as Regional Vice President for the Disney Channel where he managed sales and marketing in eight mid-west states serving over 1,000,000 subscribers.

     VALERIE L. COVER, 42, has served as the Controller for the Company since October 1990 and as a Vice President of the Company since December 1996. Ms. Cover is responsible for the accounting, financial reporting and information technology functions of the Company. Prior to joining the Company, she was the Director of Corporate Accounting at United Artists from May 1989 until October 1990 and Manager of Financial Reporting at United Cable from June 1986 until May 1989.

     JOHN C. PORTER, 41, has served as the Chief Operating Officer of UAP since January 1997, and has served as the Managing Director of Austar Entertainment Pty Limited, which became a subsidiary of the Company in 1997, since July 1997. In these positions, Mr. Porter is senior operating liaison for telecommunications projects in the Asia/Pacific region. From 1995 until January 1997, Mr. Porter served as the Chief Operating Officer for Austar Entertainment Pty Limited, where he was responsible for the design and deployment of such company's multi-channel multi-point distribution system/satellite/cable television network. Prior to joining Austar Entertainment Pty Limited, Mr. Porter served as the President of the Ohio Division of Time Warner, Inc., which had over 250,000 cable customers.

     ELLEN P. SPANGLER, 50, has served as Senior Vice President of Business and Legal Affairs and Secretary of the Company since December 1996. She also became a member of the Supervisory Board of UPC in February 1999. Ms. Spangler is responsible for the legal operations of the Company. Prior to assuming her current positions, since February 1991, she served as a Vice President of the Company and her responsibilities included business and legal affairs, programming and assisting on development projects.

     BLAS TOMIC, 49, became the President of VTR Hipercable S.A., a wholly-owned subsidiary of the Company ("VTRH") in April 1999. From 1994 to 1999, Mr. Tomic served as Executive Member of the board of VTRH, Cia. Nacional de Telfonos and Cia. Telfonos de Coyhaique S.A. During 1996 and 1997, Mr. Tomic served as Executive Member of the board of CTC-VTR Comunicaciones Mviles S.A. Mr. Tomic has also represented the Government of Chile, Ministry of Finance, in the United States and served as executive director of, and Chilean representative at, the Inter-American Development Bank.

     TINA WILDES, 38, became the Senior Vice President of Operations and Development Oversight of the Company in May 1998. She also became a member of the Supervisory Board of UPC in February 1999. From October 1997 until May 1998, Ms. Wildes served as Senior Vice President of Programming for the Company. From December 1993 until October 1997, Ms. Wildes served as a Regional Vice President of UIHLA. Prior to that time, Ms. Wildes served as either a director or vice president of development, programming and operations for several of the Company's European operating entities, including operations in Sweden, Norway, Malta, Israel, Spain and Portugal since 1988.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company's directors and certain of its officers, and persons holding more than ten percent of the Company's Class A Common Stock are required to file forms reporting their beneficial ownership of the Company's Class A Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish the Company with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to the Company, the Company believes that during the ten-month period ended December 31, 1998, its executive officers, directors and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements, except Mr. Cole and Mr. Riordan each filed their respective Form 3 late and Mr. Fries filed one late report covering a disposition of securities. Also, Mr. Cole filed three late reports, all covering acquisitions of securities. In addition, it came to the Company's attention that Mr. Ressler and Mr. Spector failed to file their

                                     III-4
respective Form 3s upon their appointments as directors in 1993. These filings were made in 1999. Also, the following persons failed to timely file their Form 3s, all of which filings were made in 1999: Albert & Carolyn Company (a trust), James R. Carollo, John B. Carollo, Kathleen Jaure, Jim Rochelle, Janet Schneider, Richard Schneider and Robert Schneider. Each of these persons may be deemed a greater than ten percent beneficial owner of the Company as a result of being a party to the Stockholders' Agreement. Such persons, however, disclaim beneficial ownership of the Company securities held by other parties to the Stockholders' Agreement. Although timely filed, the Form 5s for the ten month period ended December 31, 1998, filed by the following persons, respectively contained late transaction reports: (i) Mr. Curtis Rochelle included six transactions not timely filed, all covering acquisitions; (ii) Valerie L. Cover, Controller, included one transaction not timely filed for an acquisition, (iii) Mr. Lawrence F. DeGeorge included one transaction not timely filed covering securities owned upon appointment; (iv) Mr. Lawrence J. DeGeorge included one transaction not timely filed covering securities owned upon appointment and a restruction of his beneficial ownership; and (v) Mr. Fries included three transactions not timely filed covering one acquisition and two stock option grants.

COMMITTEES AND MEETINGS

     The Company has an Audit Committee and a Compensation Committee. There is no standing nomination committee of the Board.

     AUDIT COMMITTEE. The members of the Audit Committee are Messrs. Carollo, Cole and Lawrence J. DeGeorge. The Audit Committee is charged with reviewing and monitoring the Company's financial reports and accounting practices to ascertain that they are within acceptable limits of sound practice, to receive and review audit reports submitted by the Company's independent auditors and to make such recommendations to the Board as may seem appropriate to the Audit Committee to assure that the interests of the Company are adequately protected and to review all related party transactions and potential conflict-of-interest situations. The Audit Committee of the Company held one meeting during the ten months ended December 31, 1998.

     COMPENSATION COMMITTEE. The members of the Compensation Committee during the ten months ended December 31, 1998 (the "Committee"), were Messrs. Carollo, Cole (since his appointment in March 1998), Lawrence F. DeGeorge, Lawrence J. DeGeorge, Ressler, Rochelle and Spector. The Committee held six meetings during the ten months ended December 31, 1998. The Committee administers the Company's employee stock option plans, and in this capacity approves all option grants to Company executive officers and management under the Company's 1993 Stock Option Plan. It also makes recommendations to the Board of Directors with respect to the compensation of the Chairman of the Board and Chief Executive Officer and approves the compensation paid to other senior executives. The Committee's report for the ten months ended December 31, 1998, is included in this Proxy Statement.

     During the ten months ended December 31, 1998, the Board had eight meetings, either in person or via telephonic conference. None of the directors attended fewer than 75% of the meetings of the Board or of any committee of which he is a member.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth the aggregate annual compensation for the Company's Chief Executive Officer and each of the four other most highly compensated executive officers for services rendered during the ten months ended December 31, 1998, and the fiscal years ended February 28, 1998 and February 28, 1997 ("Fiscal-Dec 1998," "Fiscal-Feb 1998" and "Fiscal 1997", respectively). In February 1999, the Board of Directors approved the change in the Company's fiscal year end from February 28 to December 31, commencing December 31, 1998. As a result, the information in the table for Fiscal-Dec 1998 reflects only the 10-month period of March 1, 1998 through December 31, 1998. In addition, the information in this section reflects compensation received by the named executive officers for all services performed for the Company and its subsidiaries.



                                     III-5

                                                     Summary Compensation Table
                                                     --------------------------
                                                                                                Long-Term
                                                          Annual Compensation                  Compensation
                                                 ---------------------------------------      --------------
                                                                               Other           Securities
                                                                               Annual          Underlying         All Other
Name and Principal Position             Year     Salary($)     Bonus($)     Compensation      Options(#)(1)    Compensation($)
---------------------------            ------    --------    ------------   ------------      -------------    ---------------
Gene W. Schneider                     Dec 1998   $375,000     $     --       $ 5,793(2)         350,000(3)         $4,327(4)
Chairman of the Board,                Feb 1998   $382,981     $     --       $    --            250,000(5)         $5,599(4)
President (until 9/98)                  1997     $352,212     $     --       $    --            100,000(6)         $5,529(4)
and Chief Executive Officer

Michael T. Fries                      Dec 1998   $250,000     $275,000(7)    $   217(8)         650,000(9)         $4,309(10)
President (from 9/98) and             Feb 1998   $254,269     $     --       $30,824(11)        350,000(12)        $5,627(10)
Senior Vice President (until 9/98)      1997     $233,962     $     --       $    --             10,000            $5,533(10)
President and Chief Executive
Officer, UAP

Mark L. Schneider                     Dec 1998   $301,923     $     --       $   723(13)        975,000(14)        $5,412(15)
Executive Vice President              Feb 1998   $318,750     $     --       $86,190(11)             --            $  486(15)
Chief Executive Officer, UPC            1997     $300,000     $     --       $    --             60,000            $  486(15)


J. Timothy Bryan                      Dec 1998   $250,000     $ 46,606(16)   $62,688(17)        487,500(18)        $4,109(19)
President and Chief Financial         Feb 1998   $244,808     $     --       $    --            120,000(20)        $5,721(19)
Officer, UPC (from 9/98), Chief         1997     $ 48,654(21) $     --       $    --                 --            $1,170(19)
Financial Officer and Senior
Vice President (until 9/98)

John F, Riordan                       Dec 1998   $251,507(22) $     --      $40,000(23)         575,000(14)        $   --
Executive Vice President, UPC         Feb 1998   $ 48,493(24) $     --      $    --                  --            $   --

----------
(1) Except as otherwise noted, amounts represent the number of options with respect to shares of the Company's Class A Common Stock granted to such executive officers of the Company under the Company's 1993 Stock Option Plan, as amended (the "Employee Plan").
(2) Represents the value of Mr. Schneider's personal use of the Company's airplane.
(3) Pursuant to the 1993 Stock Option Plan, Mr. Schneider was granted options to acquire 100,000 shares of Class of Common Stock on October 8, 1998. Pursuant to the UAP Stock Option Plan, Mr. Schneider was granted phantom options based on 62,500 shares of UAP Class A common stock on October 8, 1998. Pursuant to the UPC Phantom Stock Option Plan, Mr. Schneider was granted phantom options based on 187,500 ordinary shares of UPC on September 24, 1998.
(4) Amounts consist of matching employer contributions made by the Company under the Company's defined contribution 401(k) plan (the "401(k) Plan") of $3,734, $4,951 and $4,833 for Fiscal-Dec 1998, Fiscal-Feb 1998 and Fiscal 1997, respectively, with the remainder consisting of term life insurance premiums paid by the Company for Mr. Schneider's benefit.
(5) Pursuant to the UAP Stock Option Plan, Mr. Schneider was granted options based on 125,000 shares of UAP Class A common stock on June 6, 1997. Pursuant to the ULA Stock Option Plan, Mr. Schneider was granted phantom options based on 125,000 shares of ULA Class A common stock on June 6, 1997.
(6) Pursuant to the 1993 Stock Option Plan, Mr. Schneider was granted options to acquire 100,000 shares of Class A Common Stock.
(7) Includes a $25,000 moving allowance when Mr. Fries was relocated from the Company's Australia offices back to its principal office in Denver, Colorado.
(8)  Represents the value of Mr. Fries' personal use of the Company's airplane.
(9) Pursuant to the 1993 Stock Option Plan, Mr. Fries was granted options to acquire 100,000 shares of Class A Common Stock on October 8, 1998. Pursuant to the UPC Phantom Stock Option Plan, Mr. Fries was granted phantom options based on 75,000 ordinary shares of UPC on September 24, 1998. Pursuant to the UAP Stock Option Plan, Mr. Fries was granted phantom options based on 175,000 shares of UAP Class A common stock on October 8, 1998. Pursuant to the ULA Stock Option Plan, Mr. Fries was granted phantom options based on 300,000 shares of ULA Class A common stock on September 18, 1998.

                                     III-6

(10) Amounts consist of matching employer contributions made by the Company under the Company's 401(k) Plan of $3,616, $4,979 and $4,837 for Fiscal-Dec 1998, Fiscal-Feb 1998 and Fiscal 1997, respectively, with the remainder consisting of term life insurance premiums paid by the Company for Mr. Fries' benefit.
(11) Amount represents payments for living expenses, including rent, relating to foreign assignment.
(12) Pursuant  to the UAP Stock  Option  Plan,  Mr.  Fries was  granted  phantom options  based on  350,000  shares of UAP  Class A common  stock on June 6,
     1997.
(13) Represents the value of Mr. Schneider's personal use of the Company's airplane.
(14) With respect to Mr. Schneider, includes an option to acquire 975,000 ordinary shares of UPC and with respect to Mr. Riordan, includes an option to acquire 50,000 shares of Class A Common Stock and an option to acquire 525,000 ordinary shares of UPC. See table on "Option Grants in Ten Months Ended December 31, 1998" below.
(15) Amounts consist of matching employer contributions made by the Company under the Company's 401(k) Plan of $4,800, $0 and $0 for Fiscal-Dec 1998, Fiscal-Feb 1998 and Fiscal 1997, respectively, with the remainder consisting of term life insurance premiums paid by the Company for Mr. Schneider's benefit.
(16) Includes a moving bonus of $46,606.
(17) Includes $59,000 received upon exercise of phantom stock options for ULA and the remainder represents the value of Mr. Bryan's personal use of the Company's airplane.
(18) Pursuant to the UPC Phantom Stock Option Plan, Mr. Bryan was granted phantom options based on 487,500 ordinary shares of UPC on September 24, 1998.
(19) Amounts consist of matching employer contributions made by the Company under the Company's 401(k) Plan of $3,415, $5,073 and $1,062 for Fiscal-Dec 1998, Fiscal-Feb 1998 and Fiscal 1997, respectively, with the remainder consisting of term life insurance premiums paid by the Company for Mr. Bryan's benefit.
(20) Pursuant to the UAP Stock Option Plan, Mr. Bryan was granted phantom options based on 60,000 shares of UAP Class A common stock on June 6, 1997. Pursuant to the ULA Stock Option Plan, Mr. Bryan was granted phantom options based on 60,000 shares of ULA Class A common stock on June 6, 1997.
(21) Mr. Bryan commenced his employment with the Company in December 1996. Accordingly, the salary information included in the table represents only three months of employment during Fiscal-1997.
(22) Amount represents monthly consulting fees paid to Mr. Riordan during Fiscal-Dec 1998. Mr. Riordan became an employee of UPC on April 1, 1999.
(23) Amount represents monthly payments for housing allowance.
(24) Mr. Riordan began providing consulting services to UPC in January 1998. Accordingly, amount represents only two months of fees for Fiscal-Feb 1998.


                                     III-7

         The following table sets forth information concerning options granted by the Company to each of the executive officers named in the Summary Compensation Table above during Fiscal-Dec 1998.

                                           Option Grants in Ten Months Ended December 31, 1998(1)
                                           ------------------------------------------------------

                                                                                                Potential Realizable Value
                                                                                                  at Assumed Annual Rates
                                                                                                of Stock Price Appreciation
                                                   Individual Grants                                for Option Term (2)
                               -----------------------------------------------------------      ----------------------------
                                Number of       Percentage of
                                Securities      Total Options
                                Underlying       Granted to
                                 Options        Employees in   Exercise Price  Expiration
Name                            Granted (#)      Fiscal Year       ($/Sh)         Date              5% ($)            10% ($)
----                            -----------     -------------  --------------  -----------      -------------      ------------
Gene W. Schneider
  Class A Common Stock......    100,000            27.0%           $ 8.3125       10/8/08           $  522,769        $1,324,798
  UPC Shares................    187,500(3)          5.0%         NLG12.00          4/1/07         NLG1,415,013      NLG3,585,921
  UAP common stock..........     62,500(4)          7.3%           $10.00        10/08/08           $  393,059        $  996,089
Michael T. Fries
  Class A Common Stock......    100,000            27.0%           $10.375        9/18/08           $  652,478        $1,653,507
  UPC Shares................     75,000(5)          2.0%         NLG13.57         9/24/08         NLG  640,058      NLG1,622,031
  UAP common stock..........    175,000(4)         20.3%           $10.00        10/08/08           $1,100,566        $2,789,049
  ULA common stock..........    300,000(4)         96.7%           $ 8.98         9/18/08           $1,694,242        $4,293,542
Mark L. Schneider
  Class A Common Stock......         --               --               --              --                   --                --
  UPC Shares................    975,000(6)         41.0%         NLG12.00          4/1/07         NLG7,358,067     NLG18,646,787
J. Timothy Bryan
  Class A Common Stock......         --               --               --              --                   --                --
  UPC Shares................     90,000(3)          2.4%         NLG12.00          4/1/07         NLG  679,206      NLG1,721,242
  UPC Shares................    397,500(3)         10.6%         NLG13.57         9/24/08         NLG3,392,305      NLG8,596,766
John F. Riordan
  Class A Common Stock......     50,000            13.5%           $ 8.3125       10/8/08         $    261,384        $  662,399
  UPC Shares................    525,000(6)         22.1%         NLG12.00          4/1/07         NLG3,962,036     NLG10,040,578

(1) Except as otherwise noted, all the stock options granted during Fiscal-Dec 1998 vest in 48 equal monthly increments following the date of the grant. Vesting of the options granted would be accelerated upon a change of control of the Company as defined in the respective option plans.
(2) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of the Company's Class A Common Stock and UPC's ordinary shares, respectively, continued employment of the optionee through the term of the options and other factors.
(3) Shares subject to phantom options, which UPC may at its option pay in cash or UPC shares upon exercise thereof, and vest in 48 equal monthly increments from April 1, 1997. The price per share in U.S. dollars is $6.38 and has been determined based on the exchange rate of $1.8807 on December 31, 1998.
(4) Shares are the basis of phantom options, which are payable in cash upon exercise thereof.
(5) Shares subject to phantom options, which UPC may at its option pay in cash or UPC shares upon exercise thereof. The price per share in U.S. dollars is $7.22 and has been determined based on the exchange rate of $1.8807 on December 31, 1998.
(6) Number of ordinary shares of UPC to be issued upon exercise. Such option vests in 48 equal monthly installments from April 1, 1997. The price per share in U.S. dollars is $6.38 and has been determined based on the exchange rate of $1.8807 on December 31, 1998.

                                     III-8

     The following table sets forth information concerning the exercise of phantom options and concerning unexercised options held by each of the executive officers named in the Summary Compensation Table above as of the end of Fiscal-Dec 1998.

             Aggregated Option Exercises in Ten Months Ended December 31, 1998 and Period-End Option Values
             ----------------------------------------------------------------------------------------------

                                                                     Number of Securities           Value of Unexercised
                                Shares Acquired      Value           Underlying Unexercised              In-the-Money
                                on Exercise (#)   Realized ($)       Options at FY-End (#)         Options at FY-End ($)(1)
                                ---------------   ------------    ----------------------------   ----------------------------
Name                                                              Exercisable    Unexercisable   Exercisable    Unexercisable
----                                                              -----------    -------------   -----------    -------------
Gene W. Schneider
  Class A Common Stock..........       --               --          239,167         150,833     $ 1,955,577      $ 1,390,673
  UPC Shares....................       --               --           78,125         109,375     $ 2,062,500      $ 2,887,500
  UAP common stock..............       --               --           49,479         138,021     $        --      $        --
  ULA common stock..............       --               --           46,875          78,125     $   221,250      $   368,750
Michael T. Fries
  Class A Common Stock..........       --               --          161,875         103,125     $ 1,465,157      $   879,844
  UPC Shares....................       --               --            4,688          70,312     $   119,825      $ 1,797,175
  UAP Common Stock..............       --               --          138,542         386,458     $        --      $        --
  ULA Common Stock..............       --               --           18,750         281,250     $        --      $        --
Mark L. Schneider
  Class A Common Stock..........       --               --          186,500           9,500     $ 1,605,250      $    48,250
  UPC Shares....................       --               --          406,250         568,750     $10,725,000      $15,015,000
J. Timothy Bryan
  Class A Common Stock..........       --               --           77,500          87,500     $   592,500      $   656,250
  UPC Shares....................       --               --           62,344         425,156     $ 1,645,882      $11,224,118
  UAP Common Stock..............       --               --           22,500          37,500     $        --      $        --
  ULA Common Stock..............   12,500(2)       $59,000           10,000          37,500     $    47,200      $   159,750
John F. Riordan
  Class A Common Stock..........       --               --            2,083          47,917     $    22,783      $   524,092
  UPC Shares....................       --               --          218,750         306,250     $ 5,775,000      $ 8,085,000

(1) The value of the options for Class A Common Stock is based on the closing price of $19.25 per share as reported by NASDAQ on December 31, 1998. UPC sold shares in its initial public offering at $32.78 per share on February 11, 1999. Such share price is the basis for the values determined in the above table for UPC options. The values for the phantom options of UAP and ULA are based on the fair market value of $10.00 per share and $8.98 per share, respectively, as determined by the Board.
(2) Represents the number of shares underlying phantom stock options which were exercised in Fiscal-Dec 1998.

EXECUTIVE OFFICER AGREEMENTS

     MARK L. SCHNEIDER. On June 1, 1995, the Company entered into a Consulting Agreement (the "Agreement") with Mark L. Schneider, who until that time had served as the Company's President. Mr. Schneider's Agreement is for a term ending on May 31, 2000. Although the Agreement provides that Mr. Schneider will be available for up to 90 days each calendar year to serve as a consultant, Mr. Schneider and the Company have agreed that Mr. Schneider will work full time for the Company as Chief Executive Officer of UPC. Until December 1, 1997, Mr. Schneider received an annual fee of $300,000, thereafter the Company increased such fee to $375,000. In addition, Mr. Schneider receives insurance and other perquisites that are available to him in his capacity as an Executive
Vice-President of the Company or that are otherwise made available to top executives of the Company.

     All of Mr. Schneider's unvested stock options vested as of the date of the Agreement. He will be entitled to receive additional stock options during the consulting period, in an amount to be determined by the Board upon the recommendation of the Chairman of the Company, but shall be entitled to receive at least options to purchase a number of shares of the Company equal to 90% of the average number of shares provided in options granted to the Chairman, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Executive Vice President. In June 1995, Mr. Schneider received stock options to purchase 36,000 shares of Class A Common Stock at an exercise price of $15.75 per share. In December 1996, Mr. Schneider received stock options to purchase 60,000 shares of Class A Common Stock at an exercise price of $12.75 per share; however, Mr. Schneider agreed to cancel 50,000 shares thereof in connection with a grant of options by UPC.

                                     III-9

     The Agreement is terminable by the Company or by Mr. Schneider. If it is terminated by Mr. Schneider, benefits will terminate as of the date of termination. If Mr. Schneider is terminated by the Company, or dies prior to the end of the term of the Agreement, he or his personal representative shall receive all payments due under the Agreement through its term.

     Mr. Schneider has agreed that he will not enter into certain businesses that would be competitive with the Company. This Agreement provides for indemnification of Mr. Schneider by the Company to the full extent permitted by its Certificate of Incorporation or Bylaws, any standard indemnity agreement between the Company and its officers and directors or by applicable law. Mr. Schneider and the Company have executed mutual releases.

     J. TIMOTHY BRYAN. On October 1, 1998, the Company and UPC entered into an Employment Agreement with J. Timothy Bryan in connection with Mr. Bryan becoming the President and Chief Financial Officer of UPC. Until that time, Mr. Bryan had served as the Company's Chief Financial Officer. Mr. Bryan's Employment
Agreement is for a term expiring on March 31, 2001. Under the Employment Agreement, Mr. Bryan's initial base salary was $300,000, which the Company increased to $330,000 on January 1, 1999. Such salary is subject to periodic adjustments. In addition to his base salary, Mr. Bryan is entitled to tax equalization payments and other amounts related to his non-U.S. assignments.

     Upon execution of the Employment Agreement, Mr. Bryan received a one-time moving assistance allowance of $25,000. In addition, Mr. Bryan receives a monthly car allowance of $1,235. The Employment Agreement also provides for a $60,000 transfer bonus payable in 30 equal monthly increments.

     The Employment Agreement may be terminated at any time by the Company or Mr. Bryan. If Mr. Bryan's employment is terminated, other than for cause as specified in the Employment Agreement, he is entitled to receive the balance of payments due under the remaining term of the Employment Agreement. Upon termination for any other reason, including death or disability, only payments accrued to termination date will be paid. Mr. Bryan left UPC and the Company effective June 23, 1999.

COMPENSATION OF DIRECTORS

     The Company compensates its outside directors at $500 per month and $1,000 per board and committee meeting ($500 for certain telephonic meetings) attended. Directors who are also employees of the Company receive no additional compensation for serving as directors. The Company reimburses all of its directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board. In addition, under the Stock Option Plan for Non-Employee Directors adopted June 1, 1993 (the "1993 Plan"), each non-employee director received options for 20,000 shares of Class A Common Stock upon the effective date of the 1993 Plan or upon election to the Board, as the case may be. Options for an aggregate of 480,000 shares of Class A Common Stock may be granted under the 1993 Plan. Of the options granted as of June 1, 1999, under the 1993 Plan, for an aggregate of 360,000 shares of Class A Common Stock, options for 140,000 shares were granted prior to a two-for-one stock split in March 1994, resulting in options for 280,000 shares of Class A Common Stock. In addition, options for 40,000 shares were cancelled in Fiscal-Dec 1998. Options granted under the 1993 Plan vest 25% on the first anniversary of the respective dates of grant and then evenly over the next 36-month period. Such vesting is accelerated upon a "change of control" of the Company.

     The  non-employee  directors also participate in the Company's Stock Option
Plan for Non-Employee Directors Plan adopted March 20, 1998 and approved by stockholders on December 17, 1998 (the "1998 Plan"), pursuant to which each non-employee director, except Messrs. Cole and Lawrence F. DeGeorge, has been granted options to acquire 15,000 shares of Class A Common Stock at the fair market value of the shares at the time of the grant. Messrs. Cole and Lawrence
F. DeGeorge have each been granted options for 35,000 shares of Class A Common Stock under the 1998 Plan. Such options have also been granted at the fair market value of the shares at the time of grant. Additional participation in the 1998 Plan is at the discretion of the Board. Options for an aggregate of 500,000 shares of Class A Common Stock may be granted under the 1998 Plan. At June 1, 1999, options for an aggregate of 145,000 shares of Class A Common Stock had been granted. All such options vest in 48 equal monthly installments commencing the respective dates of grant.

     There are no other arrangements whereby any of the Company's directors received compensation for services as a director during Fiscal-Dec 1998 in addition to or in lieu of that specified by the aforementioned standard arrangement.

                                     III-10

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board in April 1993 established the Compensation Committee composed of members of the Board who are not employees of the Company. In June 1997, the Board passed a resolution appointing all outside directors of the Company to be members of the Committee. During Fiscal-Dec 1998, the Committee consisted of Messrs. Carollo, Cole, Lawrence F. DeGeorge, Lawrence J. DeGeorge, Ressler, Rochelle and Spector. Each of such Committee members are not and have not been officers of the Company or any of its subsidiaries. None of the executive officers of the Company has served as a director or member of a compensation committee of another company that had an executive officer also serving as a director or member of the Committee of the Company.

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

     During the past five years, neither the above named executive officers nor any director of the Company has had any involvement in such legal proceedings as would be material to an evaluation of his ability or integrity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth as of June 1, 1999, certain information concerning the ownership of Common Stock of all classes by (i) each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Class A Common Stock or Class B Common Stock at such date, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and named executive officers of the Company as a group. Shares of Class B Common Stock are convertible immediately into shares of Class A Common Stock on a one-for-one basis, and accordingly, holders of Class B Common Stock are deemed to own the same number of shares of Class A Common Stock and are reflected as such in the table. Such ownership information includes shares of Common Stock that may be acquired within 60 days of June 1, 1999, through stock options. The table below also reflects deemed beneficial ownership of Class A Common Stock or Class B Common Stock resulting from the voting provisions of a stockholders' agreement (the "Stockholders' Agreement") among the Company, Apollo Cable Partners, L.P. ("Apollo") and certain stockholders of the Company. See "Item 13. Certain Relationships and Related Transactions-The Apollo Transaction" below. In addition to the Schedule 13G information referenced in the table, the Company has confirmed its significant holders through a review of
Schedule 13F information available through Nasdaq.

     Shares issuable within 60 days upon exercise of options, conversion of convertible securities, exchange of exchangeable securities or upon vesting of restricted stock awards are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated below and in the notes to the table and except for the shares subject to the Stockholders' Agreement, which shares are voted in accordance with the provisions thereof. The number of shares indicated as owned by Gene W. Schneider, Michael T. Fries, Mark L. Schneider, and J. Timothy Bryan, each a named executive officer of the Company, includes interests in shares held by the trustee of the Company's 401(k) Plan as of December 31, 1998. The shares held by the trustee of the Company's 401(k) Plan for the benefit of said executive officers are voted at the discretion of the trustee.


                                     III-11

                                Beneficial Ownership Other                   Beneficial Ownership, including Deemed
                                  Than Deemed Beneficial                            Beneficial Ownership as a
                               Ownership as a Result of the                               Result of the
                                 Stockholders' Agreement                             Stockholders' Agreement
                               -------------------------------  -------------------------------------------------------------------
                                   Class A Common Stock                                                         Percentage of all
                                           and                        Class A                  Class B             Outstanding
      Beneficial Owner             Class B Common Stock             Common Stock             Common Stock          Common Stock
      -----------------       --------------------------------  ----------------------   ---------------------  -------------------
                                          Percent    Percent                Percent of              Percent of   Number    Percent
                                Number   Number of   of Total    Number     Number of      Number   Number of      of      of Total
                              of Shares  Shares(1)  of Vote(1)  of Shares   Shares(2)    of Shares  Shares(1)   Shares(1)  Vote(1)
                              ---------  ---------  ----------  ---------   ----------   ---------  ----------  ---------  --------
Gene W. Schneider(3)(4).....  2,683,465     6.6%      19.0%     10,314,238     25.5%     9,441,962    97.7%       25.4%     74.6%
Curtis W. Rochelle(3)(5)....  1,143,533     2.8%       8.0%     10,314,238     25.5%     9,441,962    97.7%       25.4%     74.6%
Mark L. Schneider(3)(6).....    504,615     1.2%       2.4%     10,314,238     25.5%     9,441,962    97.7%       25.4%     74.6%
Lawrence F. DeGeorge(3)(7)..    381,131        *       2.7%     10,314,238     25.5%     9,441,962    97.7%       25.4%     74.6%
Lawrence J. DeGeorge(3)(8)..    416,964     1.0%       2.7%     10,314,238     25.5%     9,441,962    97.7%       25.4%     74.6%
Albert M. Carollo(3)(9)....     154,022        *          *     10,314,238     25.5%     9,441,962    97.7%       25.4%     74.6%
John P. Cole Jr.(10)........     71,871        *          *         71,871         *            --       --           *         *
Antony P. Ressler(11).......     42,812        *          *         42,812         *            --       --           *         *
John F. Riordan(12).........    393,906        *          *        393,906         *            --       --           *         *
Bruce H. Spector(13)........     42,812        *          *         42,812         *            --       --           *         *
Michael T. Fries(14) .......    239,835        *          *        239,835         *        45,790        *           *         *
J. Timothy Bryan(15) .......     21,213        *          *         21,213         *            --       --           *         *
All directors and executive
 officers as a group
 (12 persons)...............  6,096,179    15.0%      36.7%     11,126,687     27.5%    9,487,752     98.1%       27.4%     75.6%
Apollo Cable Partners
 L.P.(16)...................  4,261,364    10.5%      33.4%     10,314,238     25.5%    9,441,962     97.7%       25.4%     74.6%
Janet Schneider(17).........    142,774        *       1.1%     10,314,238     25.5%    9,441,962     97.7%       25.4%     74.6%
The Gene W. Schneider
 Family Trust...............    200,000        *       1.6%     10,314,238     25.5%    9,441,962     97.7%       25.4%     74.6%
Capital Research and
 Management Company(18).....  2,805,000     6.9%       2.2%      2,805,000      6.9%           --        --        6.9%      2.2%
SMALLCAP World Fund,
 Inc.(18)...................  1,625,000     4.0%       1.3%      1,625,000      4.0%           --        --        4.0%      1.3%
Baron Capital Group, Inc.,
 BAMCO, Inc., Baron Capital
 Management, Inc. and
 Ronald Baron(19)...........  2,228,900     5.5%       1.7%      2,228,900      5.5%           --        --        5.5%      1.7%
Janus Capital Corporation
 and Thomas H. Bailey(20)...  3,346,540     8.2%       2.6%      3,346,540      8.3%           --        --        8.2%      2.6%

 *   Less than 1%.


(1) The figures for the percent of number of shares and percent of total vote are based on 31,011,347 shares of Class A Common Stock (after elimination of shares of the Company held in treasury and by its subsidiaries) and 9,666,970 shares of Class B Common Stock outstanding on June 14, 1999. In determining the percent of vote, each share of Class A Common Stock has one vote per share and each share of Class B Common Stock has 10 votes per share.
(2) The figures for the percent of number of shares in this column are based on 31,011,347 shares of Class A Common Stock (after elimination of shares of the Company held in treasury and by its subsidiaries) and 9,441,962 shares of Class B Common Stock held by parties to the Stockholders' Agreement.
(3) The address of Messrs. G. Schneider, Rochelle, M. Schneider, Lawrence F. and Lawrence J. DeGeorge, and Carollo is c/o United International Holdings, Inc., 4643 South Ulster Street, Suite 1300, Denver, Colorado 80237.
(4) Includes 273,333 shares of Class A Common Stock that are subject to presently exercisable options and 1,683 shares of Class A Common Stock held by the trustee of the Company's 401(k) Plan for the benefit of Mr. Schneider. Also includes 2,403,364 shares of Class B Common Stock of which 1,531,756 shares are owned by the G. Schneider Holdings Co. (c/o United International Holdings, Inc., 4643 South Ulster Street, Suite 1300, Denver, Colorado 80237). The fourth through ninth columns also include 254,302 shares of Class A Common Stock, 337,873 shares of Class A Common Stock subject to presently exercisable options, and 7,038,598 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Schneider disclaims beneficial ownership.
(5) Includes 42,812 shares of Class A Common Stock that are subject to presently exercisable options. Also includes 111,184 shares of Class B Common Stock and 16,067 shares of Class A Common Stock owned by Mr. Rochelle's spouse Marian Rochelle (Box 996, Rawlins, Wyoming 82301) and 898,470 shares of Class B Common Stock and 75,000 shares of Class A Common Stock owned by the Curtis Rochelle Trust. The fourth through ninth columns include 38,456 shares of Class B Common Stock owned by Kathleen Jaure (Box


                                     III-12

     321, Rawlins, Wyoming 82301), and 38,456 shares of Class B Common Stock owned by Jim Rochelle (Box 967, Gillette, Wyoming 82717) that are excluded from column one. The fourth through ninth columns also include 170,003 shares of Class A Common Stock, 568,394 shares of Class A Common Stock subject to presently exercisable options, and 8,432,308 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement (including Kathleen Jaure and Jim Rochelle), as to which Mr. Rochelle disclaims beneficial ownership.
(6) Includes 192,458 shares of Class A Common Stock that are subject to presently exercisable options and 789 shares of Class A Common Stock held by the trustee of the Company's 401(k) Plan for the benefit of Mr. Schneider. Also includes 290,368 shares of Class B Common Stock owned by Mr. Schneider. The fourth through ninth columns also include 239,281 shares of Class A Common Stock, 418,748 shares of Class A Common Stock subject to presently exercisable options, and 9,151,594 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. Schneider disclaims beneficial ownership.
(7) Includes 16,979 shares of Class A Common Stock that are subject to presently exercisable options and 334,152 shares of Class B Common Stock. The fourth through ninth columns also include 231,070 shares of Class A Common Stock, 594,227 shares of Class A Common Stock subject to presently exercisable options, and 9,107,810 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. DeGeorge disclaims beneficial ownership.
(8) Includes 42,812 shares of Class A Common Stock that are subject to presently exercisable options, 334,152 shares of Class B Common Stock and 20,000 shares of Class A Common Stock owned by his spouse, Florence DeGeorge. Mr. DeGeorge disclaims beneficial ownership of such shares owned by Mrs. DeGeorge. The fourth through ninth columns also include 221,070 shares of Class A Common Stock, 568,394 shares of Class A Common Stock subject to presently exercisable options, and 9,107,810 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Mr. DeGeorge disclaims beneficial ownership.
(9) Includes 42,812 shares of Class A Common Stock that are subject to presently exercisable options and 111,210 shares of Class B Common Stock owned by the Carollo Company. The fourth through ninth columns include 111,206 shares of Class B Common Stock owned by Albert & Carolyn Company, 111,206 shares of Class B Common Stock owned by the James R. Carollo Living Trust and 55,600 shares of Class B Common Stock owned by the John B. Carollo Living Trust that are excluded from column one. The fourth through ninth columns also include 261,070 shares of Class A Common Stock, 568,394 shares of Class A Common Stock subject to presently exercisable options, and 9,330,752 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement (including the Albert & Carolyn Company, James R. Carollo Living Trust and the John B. Carollo Living Trust), as to which Mr. Carollo disclaims beneficial ownership. The address of Albert & Carolyn Company and the John B. Carollo Living Trust is c/o Sweetwater Television Co., P.O. Box 8, 602 Broadway, Rock Springs, Wyoming 82901. The address of the James R. Carollo Living Trust is 32395 Highlands Road, Steamboat Springs, Colorado 80477.
(10) Includes 15,417 shares of Class A Common Stock that are subject to presently exercisable options.
(11) Includes 42,812 shares of Class A Common Stock that are subject to presently exercisable options.
(12) Includes 9,375 shares of Class A Common Stock that are subject to presently exercisable options and 384,531 shares of Class A Common Stock owned by Riordan Communications Limited.
(13) Includes 42,812 shares of Class A Common Stock that are subject to presently exercisable options.
(14) Includes 182,292 shares of Class A Common Stock that are subject to presently exercisable options and 1,662 shares of Class A Common Stock held by the trustee of the Company's 401(k) Plan for the benefit of Mr. Fries. Also includes 45,790 shares of Class B Common Stock owned by Mr. Fries.
(15) Includes 20,832 shares of Class A Common Stock subject to presently exercisable options and 381 shares of Class A Common Stock held by the trustee of the Company's 401(k) Plan for the benefit of Mr. Bryan.
(16) Represents 4,261,364 shares of Class B Common Stock owned by Apollo. The fourth through ninth columns also include 291,070 shares of Class A Common Stock, 611,206 shares of Class A Common Stock subject to presently exercisable options, and 5,180,598 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement, as to which Apollo disclaims beneficial ownership. The address of Apollo is c/o Apollo Advisors, L.P., Two Manhattanville Road, Purchase, New York 10577. Apollo Advisors, L.P. is the managing general partner of AIF II, L.P., the general partner of Apollo. Antony Ressler and Bruce Spector, directors of the Company, are also officers of Apollo Advisors, L.P. Each of Messrs. Ressler and Spector expressly disclaims beneficial ownership of the shares held by Apollo.

                                     III-13

(17) Includes 142,774 shares of Class B Common Stock owned by The Janet Schneider Revocable Trust. The fourth through ninth columns include 27,773 shares of Class A Common Stock owned by Richard Schneider and 43,673 shares of Class A Common Stock owned by Robert Schneider that are excluded from column one. The fourth through ninth columns also include 261,070 shares of Class A Common Stock, 611,206 shares of Class A Common Stock subject to presently exercisable options, and 9,299,188 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement (including Richard and Robert Schneider), as to which Ms. Schneider disclaims beneficial ownership. The address for The Janet Schneider Revocable Trust is 3500 Alpine Drive, Casper, WY 82601, the address for Richard Schneider is 3113 NW 24th Street, New Castle, Oklahoma 73065 and the address for Robert Schneider is 6200 Prairie Ridge Road, Ames Iowa 50014.
(18) The  number of shares of Class A Common  Stock in the table is based upon a
     Schedule 13G dated February 8, 1999, filed jointly by Capital Research and Management Company ("Capital Research") and SMALLCAP World Fund, Inc. ("SMALLCAP") with respect to the Class A Common Stock. Capital Research, an investment adviser, is the beneficial owner of 2,805,000 shares of Class A Common Stock as a result of acting as investment adviser to various investments companies. SMALLCAP is advised by Capital Research and beneficially owns 1,625,000 shares of Class A Common Stock. The Schedule 13G reflects that Capital Research has no voting power over said shares and sole dispositive power over 2,805,000 shares of Class A Common Stock and SMALLCAP has sole voting power over 1,625,000 and no dispositive power. The address of Capital Research and SMALLCAP is 333 South Hope Street, Los Angeles, California 90071.
(19) The  number of shares of Class A Common  Stock in the table is based upon a
     Schedule 13G dated February 3, 1999, filed by Baron Capital Group, Inc. ("BCG"), BAMCO, Inc., Baron Capital Management, Inc. ("BCM") and Ronald Baron. The Schedule 13G reflects that BAMCO and BCM are investment advisors and have shared voting and shared dispositive powers over 1,920,000 shares and 308,900 shares, respectively, of Class A Common Stock. BCG and Mr. Baron are parent holding companies of such investment advisors and share in such powers.
(20) The  number of shares of Class A Common  Stock in the table is based upon a
     Schedule 13G dated February 5, 1999, filed by Janus Capital Corporation ("Janus Capital") and Thomas H. Bailey, a greater than 10% owner of Janus Capital. The Schedule 13G reflects Janus Capital and Mr. Bailey have shared voting and dispositive powers over 3,346,540 shares of Class A Common Stock. Janus Capital is the beneficial owner of such shares as a result of acting as an investment advisor to several clients. The address of Janus Capital and Mr. Bailey is 100 Fillmore Street, Denver, Colorado 80206.

     No equity securities in any subsidiary of the Company, including directors' qualifying shares, are owned by any of the Company's named executive officers or directors, except as stated below. The following discussion sets forth ownership information as of June 1, 1999 and within 60 days thereof with respect to stock options.

     The following executive officers and directors own options to purchase ordinary shares and phantom options for ordinary shares of United Pan-Europe Communications N.V., a majority-owned subsidiary of the Company ("UPC"): (i) Mr. Gene W. Schneider beneficially owns 31,000 ordinary shares and phantom options for 187,500 ordinary shares, of which 105,469 are exercisable, (ii) Mr. Fries beneficially owns 3,051 ordinary shares and phantom options for 75,000 ordinary shares, of which 15,625 are exercisable, (iii) Mr. Mark L. Schneider beneficially owns 30,000 ordinary shares and options to purchase 975,000 ordinary shares, of which 548,438 are exercisable, (iv) Mr. Bryan beneficially owns phantom options for 487,500 ordinary shares, of which 133,437 are exercisable, and (v) Mr. Riordan beneficially owns 1,220 ordinary shares and options to purchase 525,000 ordinary shares, of which 295,312 are exercisable. With respect to the phantom options, UPC may elect to pay such options in cash or in ordinary shares of UPC.

                                     III-14

     In addition,  the following  directors  beneficially own ordinary shares in
UPC: (i) Mr. Carollo beneficially owns 10,000 ordinary shares, (ii) Mr. Cole beneficially owns 1,525 ordinary shares, (iii) Mr. Lawrence F. DeGeorge beneficially owns 10,000 ordinary shares, (iv) Mr. Ressler beneficially owns 8,237 ordinary shares, and (v) Mr. Rochelle beneficially owns 10,678 ordinary shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

THE APOLLO TRANSACTION

     Apollo entered into a Standstill Agreement with the Company (the "Standstill Agreement") in connection with Apollo's 1993 investment in the Company whereby Apollo agreed for a period ending seven years after the date of the Company's initial public offering not to purchase additional equity securities of the Company that, when aggregated with equity securities then held by Apollo, would exceed 32.27% of the outstanding equity securities of the Company unless such acquisition is approved by a majority of the disinterested members of the Board. Apollo has also agreed not to engage in the solicitation of proxies with respect to the Company during such seven-year period. A person purchasing Class B Common Stock from Apollo must become a party to the Standstill Agreement unless the transfer is made (i) in a tender offer approved by the Board or (ii) in the open market or in an underwritten public offering, in either case where the transferor does not know the identity of the ultimate purchaser and has no reason to believe that a person would acquire more than 10% of the outstanding shares or voting power of the Company's equity securities. A person purchasing Class A Common Stock from Apollo must become a party to the Standstill Agreement unless the transferor has no reason to believe that the ultimate purchaser would acquire more than 10% of the outstanding shares or voting power of the Company's equity securities.

     Apollo, the Company,  Gene W. Schneider,  G. Schneider Holdings Co., Curtis
W. Rochelle, Marian Rochelle, Mark L. Schneider, Lawrence J. DeGeorge, Albert M. Carollo and Janet S. Schneider (collectively, the "Founders") and certain Permitted Transferees are parties to the Stockholders' Agreement that provides for the election of directors by such parties of three persons nominated to be directors by Apollo and nine persons nominated to be directors by the Founders. The number of persons Apollo and the Founders are entitled to nominate for election as directors is subject to reduction for each group if the percentage of the Company's voting securities beneficially owned by it is reduced below certain levels determined without regard to shares issued after the Apollo Transaction is consummated. These director nomination rights expire on April 12, 2003, unless earlier terminated by the agreement of Apollo and the Founders. Apollo and the Founders each has the right to nominate one additional director under the terms of the Stockholders' Agreement.

     The Stockholders' Agreement provides that shares of Class B Common Stock held by the Founders, the Permitted Transferees and Apollo will be converted to shares of Class A Common Stock upon any transfer of the Class B Common Stock unless the transferee becomes a party to the Stockholders' Agreement or unless the transfer is one of a type that would not require the purchaser to become a party to the Standstill Agreement if the transfer had been made by Apollo.

     The Stockholders' Agreement also provides that Apollo, the Founders and the Permitted Transferees are obligated to offer any of the Company's equity securities or their equivalents to the Company prior to their transfer to persons other than Apollo, the Founders, the Permitted Transferees and their affiliates and that the Founders are obligated to permit Apollo to participate on a pro-rata basis in any sale of Class B Common Stock by the Founders that would result in a change of control of the Company. Apollo and partners of the Partnership who are affiliates of the Company have been granted registration rights for the Company's common stock held by them.

RIORDAN TRANSACTIONS

     In June 1992, the Company loaned $200,000 to Riordan Communications Limited ("RCL"), a company controlled by a discretionary trust for the benefit of certain family members of John Riordan who became a director of the Company in March 1998. Such loan is evidenced by a promissory note and is payable together with interest on June 30, 1999. The outstanding principal amount of the loan bears interest at 9.5% compounded quarterly. In 1995, UIH transferred the note to a subsidiary and in connection with the acquisition described below the note was subsequently repaid.

                                     III-15

     In November 1998, the Company, through its subsidiaries,  acquired from RCL
(i) a 5% interest in Princes Holdings Ltd., an Irish operating system in which the Company held a 20% interest and (ii) a 5% interest in Tara Television Limited, an entity that provides programming services in Ireland. The aggregate purchase price for these interests was $5,991,480 net of the loan described above. The parties agreed the purchase price would be paid in cash. Subsequently RCL elected to receive shares of Class A Common Stock. The Company paid such purchase price by delivering to RCL 384,531 restricted shares of Class A Common Stock held by a subsidiary of the Company. Upon completion of the transaction, the Company owns 80% of Tara Television Limited. Subsequent to the transaction, the Company sold all its interests in Princes Holdings, Ltd. (including the interests acquired from RCL) to Tele-Communications International, Inc.

     In March 1999, RCL and the Company entered into a Registration Rights Agreement, which provides, among other things, that upon request of RCL, the Company will register under the Securities Act of 1933, as amended, at least 50% of the 384,531 shares of Class A Common Stock acquired by RCL in accordance with RCL's intended method of disposition thereof. RCL has the right to request two such registrations. The Company has agreed to pay all registration expenses (other than underwriting discounts and commission) in connection with such registrations. The Registration Rights Agreement will terminate when all such shares of Class of Common Stock acquired by RCL can be sold in any 90-day period pursuant to Rule 144 of said Act.



                                     III-16

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNITED INTERNATIONAL HOLDINGS, INC.
                                    a Delaware corporation


DATE:  June 24, 1999                By: /S/ Valerie L. Cover
                                       -----------------------------------------
                                        Valerie L. Cover
                                        Controller and Vice President
                                        (Principal Accounting Officer)




                                     III-17