Form 10-Q
period 1999-06-30
UNITEDGLOBALCOM INC
filed 1999-08-16
CIK 887949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

                           Commission File No. 0-21974

                              UnitedGlobalCom, Inc.
             (formerly known as United International Holdings, Inc.) (Exact name of Registrant as specified in its charter)

           State of Delaware                                    84-1116217
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

    4643 South Ulster Street, #1300
           Denver, Colorado                                        80237
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



     The number of shares outstanding of the Registrant's common stock as of August 2, 1999 was:

     Class A Common Stock --   31,643,794 shares
     Class B Common Stock --    9,666,970 shares



                                                    UnitedGlobalCom, Inc.
                                                      TABLE OF CONTENTS


                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------

Item 1   - Financial Statements
------
     Condensed Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998..................     3

     Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1999
         and 1998 (Unaudited).....................................................................................     4

     Condensed Consolidated Statement of Stockholders' Deficit for the Six Months Ended June 30, 1999
         (Unaudited)..............................................................................................     5

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998
         (Unaudited)..............................................................................................     6

     Notes to Condensed Consolidated Financial Statements (Unaudited).............................................     8

Item 2   - Management's Discussion and Analysis of Financial Condition and Results of Operations..................    25
------

Item 3   - Quantitative and Qualitative Disclosures about Market Risk.............................................    42
------


                                                 PART II - OTHER INFORMATION
                                                 ---------------------------

Item 1   - Legal Proceedings....................................................................................      46
------

Item 6   - Exhibits and Reports on Form 8-K.......................................................................    46
------



                                                       UnitedGlobalCom, Inc.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Stated in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                                                              As of        As of
                                                                                                            June 30,    December 31,
                                                                                                              1999         1998
                                                                                                           ----------   ------------
ASSETS
Current assets
 Cash and cash equivalents...............................................................................  $  252,107   $   35,608
 Restricted cash.........................................................................................      12,459       17,215
 Short-term liquid investments...........................................................................      41,030       41,498
 Subscriber receivables, net of allowance for doubtful accounts of $18,321 and $5,482, respectively......      40,662       13,788
 Costs to be reimbursed by affiliated companies..........................................................      21,519       21,232
 Other related party receivables.........................................................................       5,595        2,064
 Other receivables.......................................................................................      30,074       15,380
 Inventory...............................................................................................      34,464       12,762
 Other current assets, net...............................................................................      63,668       16,363
                                                                                                           ----------   ----------
     Total current assets................................................................................     501,578      175,910
Investments in and advances to affiliated companies, accounted for under the equity method, net..........     293,913      429,490
Property, plant and equipment, net of accumulated depreciation of $343,722 and $201,183, respectively....   1,261,210      464,059
Goodwill and other intangible assets, net of accumulated amortization of $67,477 and $39,683,
 respectively............................................................................................   1,032,495      424,934
Deferred financing costs, net of accumulated amortization of $12,226 and $9,923, respectively............      66,649       41,270
Other assets, net........................................................................................      51,867        6,432
                                                                                                           ----------   ----------
     Total assets........................................................................................  $3,207,712   $1,542,095
                                                                                                           ==========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable, including related party payables of $3,709 and $247, respectively.....................  $  116,457   $   76,696
 Accrued liabilities.....................................................................................      98,524       66,079
 Subscriber prepayments and deposits.....................................................................      59,331       24,210
 Short-term debt.........................................................................................       9,978       93,379
 Current portion of senior discount notes................................................................         161          412
 Current portion of other long-term debt.................................................................       7,939       62,252
 Other current liabilities...............................................................................       9,594        3,524
                                                                                                           ----------   ----------
     Total current liabilities...........................................................................     301,984      326,552
Senior discount notes....................................................................................   1,535,269    1,249,643
Other long-term debt.....................................................................................   1,008,346      689,646
Deferred compensation....................................................................................      22,053      173,251
Deferred taxes...........................................................................................      18,600        4,580
Other long-term liabilities..............................................................................      12,585        7,097
                                                                                                           ----------   ----------
     Total liabilities...................................................................................   2,898,837    2,450,769
                                                                                                           ----------   ----------
Minority interests in subsidiaries.......................................................................     514,366       18,705
                                                                                                           ----------   ----------
Preferred stock, $0.01 par value, 3,000,000 shares authorized, stated at liquidation value:
 Series A Convertible Preferred Stock, 22,000 and 132,144 shares issued and outstanding, respectively....       4,425       26,086
                                                                                                           ----------   ----------
 Series B Convertible Preferred Stock, 139,031 shares issued and outstanding.............................      31,190       30,200
                                                                                                           ----------   ----------
Stockholders' deficit:
 Class A Common Stock, $0.01 par value, 60,000,000 shares authorized, 33,831,738 and 30,674,995
  shares issued and outstanding, respectively............................................................         338          307
 Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 9,666,970 and 9,915,880
  shares issued and outstanding, respectively............................................................          97           99
 Additional paid-in capital..............................................................................     712,993      378,597
 Deferred compensation...................................................................................     (48,305)        (679)
 Treasury stock, at cost, 2,784,620 shares of Class A Common Stock.......................................     (29,061)     (29,061)
 Accumulated deficit.....................................................................................    (700,123)  (1,241,986)
 Other cumulative comprehensive loss.....................................................................    (177,045)     (90,942)
                                                                                                           ----------   ----------
     Total stockholders' deficit.........................................................................    (241,106)    (983,665)
                                                                                                           ----------   ----------
     Total liabilities and stockholders' deficit.........................................................  $3,207,712   $1,542,095
                                                                                                           ==========   ==========

                 The accompanying  notes are an integral part of these condensed consolidated financial statements.

                                                       UnitedGlobalCom, Inc.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Stated in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                    For the Three Months Ended     For the Six Months Ended
                                                                               June 30,                     June 30,
                                                                    --------------------------    --------------------------
                                                                       1999            1998          1999            1998
                                                                    ----------      ----------    ----------      ----------

Revenue...........................................................  $  145,996      $   70,439    $  253,914      $  137,835
System operating expense..........................................     (75,747)        (33,481)     (130,912)        (61,221)
System selling, general and administrative expense................     (58,170)        (30,883)      (99,760)        (53,473)
Corporate general and administrative expense......................     (58,974)         (3,724)      (85,056)        (18,937)
Depreciation and amortization.....................................     (75,679)        (46,320)     (133,077)        (98,855)
                                                                    ----------      ----------    ----------      ----------
     Net operating loss...........................................    (122,574)        (43,969)     (194,891)        (94,651)

Gain on issuance of common equity securities by subsidiary........      (3,129)              -       822,067               -
Interest income, including related party income of $140,
 $239, $278 and $444, respectively................................       5,497           3,067         9,407           6,360
Interest expense..................................................     (61,834)        (47,736)     (118,457)        (92,249)
Gain on sale of investment in affiliate...........................           -               -         7,456               -
Foreign currency exchange loss....................................     (14,715)         (2,796)      (20,205)         (5,636)
Other expense, net................................................        (869)           (695)       (6,844)         (1,356)
                                                                    ----------      ----------    ----------      ----------
     Net (loss) income before other items.........................    (197,624)        (92,129)      498,533        (187,532)

Share in results of affiliated companies, net.....................     (11,046)        (16,250)      (31,608)        (30,918)
Minority interests in subsidiaries................................      62,182             314        74,938             (21)
                                                                    ----------      ----------    ----------      ----------
     Net (loss) income before extraordinary charge................    (146,488)       (108,065)      541,863        (218,471)

Extraordinary charge for early retirement of debt.................           -               -             -         (79,091)
                                                                    ----------      ----------    ----------      ----------
     Net (loss) income............................................  $ (146,488)     $ (108,065)   $  541,863      $ (297,562)
                                                                    ==========      ==========    ==========      ==========
Net (loss) income per common share:
     Basic (loss) income before extraordinary charge..............  $    (3.63)     $    (3.00)   $    13.61      $    (6.06)
     Extraordinary charge.........................................           -               -             -           (2.19)
                                                                    ----------      ----------    ----------      ----------
     Basic net (loss) income......................................  $    (3.63)     $    (3.00)   $    13.61      $    (8.25)
                                                                    ==========      ==========    ==========      ==========

     Diluted (loss) income before extraordinary charge............  $    (3.63)     $    (3.00)   $    12.63      $    (6.06)
     Extraordinary charge.........................................           -               -             -           (2.19)
                                                                    ----------      ----------    ----------      ----------
     Diluted net (loss) income....................................  $    (3.63)     $    (3.00)   $    12.63      $    (8.25)
                                                                    ==========      ==========    ==========      ==========
Weighted-average number of common shares outstanding:
     Basic.......................................................   40,488,227      36,190,307    39,732,277      36,138,870
                                                                    ==========      ==========    ==========      ==========
     Diluted.....................................................   40,488,227      36,190,307    42,894,811      36,138,870
                                                                    ==========      ==========    ==========      ==========

                 The accompanying  notes are an integral part of these condensed consolidated financial statements.

                                                                 4

                                                          UnitedGlobalCom, Inc.
                                        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                (Stated in thousands, except share amounts)
                                                             (Unaudited)
                                                                                                       Other
                                                                                                    Cumulative
                  Class A            Class B      Addi-                                             Components
                Common Stock      Common Stock   tional   Deferred   Treasury Stock                     of        Total
              ----------------  ---------------- Paid-In   Compen-  ----------------   Accumulated  Comprehen-  Comprehen-
               Shares   Amount   Shares   Amount Capital   sation    Shares   Amount     Deficit   sive Loss(1) sive Loss    Total
              --------- ------  --------- ------ -------- --------  --------- ------   ----------- ------------ ---------- ---------
Balances,
 December 31,
 1998........30,674,995  $307  9,915,880   $99   $378,597 $   (679) 2,784,620 $(29,061) $(1,241,986) $ (90,942) $      -  $(983,665)

Exchange of
 Class B
 Common Stock
 for Class A
 Common
 Stock.......   248,910     2   (248,910)   (2)         -        -          -        -            -          -         -          -

Issuance of
 Class A
 Common Stock
 in connec-
 tion with
 exercise of
 warrants....   960,687    10          -     -     14,401        -          -        -            -          -         -     14,411

Issuance of
 Class A
 Common Stock
 in connec-
 tion with
 Company's
 stock option
 plans.......   696,415     7          -     -      7,913        -          -        -            -          -         -      7,920

Issuance of
 Class A
 Common Stock
 in connec-
 tion with
 Company's
 401(k)
 plan........       751     -          -     -         51        -          -        -            -          -         -         51

Exchange of
 Series A
 Convertible
 Preferred
 Stock for
 Class A
 Common
 Stock....... 1,249,980    12          -     -     21,862        -          -        -            -          -         -     21,874

Accrual of
 dividends on
 convertible
 preferred
 stock.......         -     -          -     -     (1,204)       -          -        -            -          -         -     (1,204)

Equity
 transactions
 of sub-
 sidiaries...         -     -          -     -    291,373  (48,102)         -        -            -          -         -    243,271

Amortization of
 corporate
 level deferred
 compensa-
 tion........         -     -          -     -          -      476          -        -            -          -         -       476

Net income...         -     -          -     -          -        -          -        -      541,863          -   541,863    541,863


                 The accompanying  notes are an integral part of these condensed consolidated financial statements.

                                                          UnitedGlobalCom, Inc.
                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Continued)
                                                (Stated in thousands, except share amounts)
                                                             (Unaudited)
                                                                                                       Other
                                                                                                    Cumulative
                  Class A            Class B      Addi-                                             Components
                Common Stock      Common Stock   tional   Deferred   Treasury Stock                     of        Total
              ----------------  ---------------- Paid-In   Compen-  ----------------   Accumulated  Comprehen-  Comprehen-
               Shares   Amount   Shares   Amount Capital   sation    Shares   Amount     Deficit   sive Loss(1) sive Loss    Total
              --------- ------  --------- ------ -------- --------  --------- ------   ----------- ------------ ---------- ---------
Change in
 cumulative
 translation
 adjust-
 ments.......         -     -          -     -          -        -          -        -            -    (86,569)  (86,569)   (86,569)

Change in
 unrealized
 gain on
 investment..         -     -          -     -          -        -          -        -            -        466       466        466
             ----------  ----  ---------   ---   -------- --------  --------- --------    ---------  ---------  --------  ---------
Balances,
 June 30,
 1999........33,831,738  $338  9,666,970   $97   $712,993 $(48,305) 2,784,620 $(29,061)   $(700,123) $(177,045) $455,760  $(241,106)
             ==========  ====  =========   ===   ======== ========  ========= ========    =========  =========  ========  =========



(1) Other Cumulative Comprehensive Loss at the end of each reporting period consists of the following:

                                                       As of         As of
                                                      June 30,    December 31,
                                                        1999         1998
                                                     ----------   ------------

Foreign currency translation adjustments..........   $(177,357)     $(90,788)
Unrealized (loss) gain on investments.............         312          (154)
                                                     ---------      --------
     Total........................................   $(177,045)     $(90,942)
                                                     =========      ========


              The accompanying  notes are an integral part of these condensed consolidated financial statements.

                                           UnitedGlobalCom, Inc.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Stated in thousands)
                                                (Unaudited)
                                                                                                      For the Six Months Ended
                                                                                                               June 30,
                                                                                                 ----------------------------------
                                                                                                    1999                    1998
                                                                                                 ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................................................      $ 541,863                $(297,562)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
 Gain on issuance of common equity securities by subsidiary................................       (822,067)                       -
 Extraordinary charge for early retirement of debt.........................................              -                   79,091
 Share in results of affiliated companies, net.............................................         25,987                   30,918
 Minority interests in subsidiaries........................................................        (74,938)                      21
 Depreciation and amortization.............................................................        133,077                   98,855
 Accretion of interest on senior notes and amortization of deferred financing costs........         86,754                   65,274
 Stock-based compensation expense..........................................................         66,351                      198
 Gain on sale of investment in affiliate...................................................         (7,456)                       -
 Increase in receivables, net..............................................................        (25,315)                  (4,199)
 Increase in other assets..................................................................        (17,458)                 (12,063)
 Increase in accounts payable, accrued liabilities and other...............................         40,006                   34,740
                                                                                                 ---------                ---------
     Net cash flows from operating activities..............................................        (53,196)                  (4,727)
                                                                                                 ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments..................................................        (67,288)                (116,784)
Proceeds from sale of short-term liquid investments........................................         67,756                   69,073
Restricted cash (deposited) released, net..................................................          3,429                   (2,721)
Investments in and advances to affiliated companies........................................        (37,815)                 (28,798)
Proceeds from sale of investment in affiliated company.....................................         18,000                        -
New acquisitions, net of cash acquired.....................................................       (682,081)                 (88,048)
Capital expenditures.......................................................................       (220,280)                 (74,581)
Investment in bonds........................................................................        (17,032)                       -
Deconsolidation of New Zealand subsidiary..................................................              -                   (9,881)
Other......................................................................................         (5,729)                  (1,481)
                                                                                                 ---------                ---------
     Net cash flows from investing activities..............................................       (941,040)                (253,221)
                                                                                                 ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock by subsidiary.....................................................      1,409,133                        -
Issuance of common stock in connection with exercise of warrants...........................         14,411                        -
Issuance of common stock in connection with Company's and subsidiary's stock option plans..         22,472                    1,422
Proceeds from offering of senior discount notes............................................        208,939                  812,200
Retirement of existing senior notes........................................................           (265)                (531,800)
Proceeds from short-term and long-term borrowings..........................................        555,945                  134,205
Deferred financing costs...................................................................        (20,236)                 (20,671)
Repayments of short-term and long-term borrowings..........................................       (911,728)                (128,144)
Payment of sellers note....................................................................        (18,000)                       -
                                                                                                 ---------                ---------
     Net cash flows from financing activities..............................................      1,260,671                  267,212
                                                                                                 ---------                ---------
EFFECT OF EXCHANGE RATES ON CASH...........................................................        (49,936)                     (30)
INCREASE IN CASH AND CASH EQUIVALENTS......................................................        216,499                    9,234
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................................         35,608                   74,289
                                                                                                 ---------                ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................................      $ 252,107                $  83,523
                                                                                                 =========                =========

              The accompanying  notes are an integral part of these condensed consolidated financial statements.


                                             UnitedGlobalCom, Inc.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                             (Stated in thousands)
                                                  (Unaudited)
                                                                                                      For the Six Months Ended
                                                                                                               June 30,
                                                                                                 ----------------------------------
                                                                                                    1999                    1998
                                                                                                 ----------              ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest....................................................................      $  44,939                $ 20,252
                                                                                                 =========                ========
 Cash received for interest................................................................      $   8,822                $  4,214
                                                                                                 =========                ========
ACQUISITION OF REMAINING 49.0% OF DUTCH JOINT VENTURE:
 Property, plant and equipment.............................................................      $(179,131)               $      -
 Investments in affiliated companies.......................................................        (46,830)                      -
 Goodwill..................................................................................       (287,631)                      -
 Long-term liabilities.....................................................................        242,536                       -
 Net current liabilities...................................................................          5,384                       -
                                                                                                 ---------                --------
     Total cash paid.......................................................................       (265,672)                      -
 Cash acquired.............................................................................         13,629                       -
                                                                                                 ---------                --------
     Net cash paid.........................................................................      $(252,043)               $      -
                                                                                                 =========                ========
ACQUISITION OF REMAINING INTEREST IN CHILEAN JOINT VENTURE:
 Working capital...........................................................................      $ (10,671)               $      -
 Property, plant and equipment.............................................................       (203,200)                      -
 Goodwill and other intangible assets......................................................       (242,131)                      -
 Other long-term assets....................................................................        (14,971)                      -
 Elimination of equity investment in Chilean joint venture.................................         68,517                       -
 Long-term liabilities.....................................................................        144,277                       -
                                                                                                 ---------                --------
     Total cash paid.......................................................................       (258,179)                      -
 Cash acquired.............................................................................          5,498                       -
                                                                                                 ---------                --------
     Net cash paid.........................................................................      $(252,681)               $      -
                                                                                                 =========                ========
ACQUISITION OF 100% OF GELREVISION:
 Property, plant and equipment.............................................................      $ (49,407)               $      -
 Goodwill..................................................................................        (67,335)                      -
 Net current liabilities...................................................................          2,682                       -
 Long-term liabilities.....................................................................          4,236                       -
                                                                                                 ---------                --------
     Total cash paid.......................................................................       (109,824)                      -
 Cash acquired.............................................................................            136                       -
                                                                                                 ---------                --------
     Net cash paid.........................................................................      $(109,688)               $      -
                                                                                                 =========                ========
ACQUISITION OF DUTCH CABLE ASSETS:
 Property, plant and equipment and other long-term assets..................................      $       -                $(51,632)
 Goodwill and other intangible assets......................................................              -                 (36,416)
                                                                                                 ---------                --------
     Total cash paid.......................................................................      $       -                $(88,048)
                                                                                                 =========                ========
OTHER ACQUISITIONS:
 Property, plant and equipment.............................................................      $ (72,967)               $      -
 Goodwill..................................................................................        (26,178)                      -
 Net current assets........................................................................         (8,808)                      -
 Long-term liabilities.....................................................................         39,100                       -
                                                                                                 ---------                --------
     Total cash paid.......................................................................        (68,853)                      -
 Cash acquired.............................................................................          1,184                       -
                                                                                                 ---------                --------
     Net cash paid.........................................................................      $ (67,669)               $      -
                                                                                                 =========                ========


              The accompanying  notes are an integral part of these condensed consolidated financial statements.

                              UnitedGlobalCom, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 1999
                                  (Unaudited)


1.     ORGANIZATION AND NATURE OF OPERATIONS

UnitedGlobalCom, Inc. (formerly known as United International Holdings, Inc., together with its majority-owned subsidiaries, the "Company" or "United") was formed as a Delaware corporation in May 1989, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations outside the United States.

The following chart presents a summary of the Company's significant investments in multi-channel television and telephony operations as of June 30, 1999.

                                                       UnitedGlobalCom, Inc.
                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


************************************************************************************************************************************
*                                                              United                                                              *
*                                                                                                                                  *
************************************************************************************************************************************
           100.0% *                                                            100.0% *
***************************************  *******************************************************************************************
*          UIH Europe, Inc.           *  *                       United International Properties, Inc.                             *
*             ("UIHE")                *  *                                     ("UIPI")                                            *
***************************************  *******************************************************************************************
                  *                                                                   *
                  *                                           **********************************************
         62.2%(1) *                                  98.0%    *                                            *  100.0%
***************************************  ********************************************* *********************************************
*  United Pan-Europe Communications   *  *   UIH Asia/Pacific Communications, Inc.   * *         UIH Latin America, Inc.           *
*            N.V. ("UPC")             *  *                 ("UAP")*                  * *                 ("ULA")                   *
***************************************  ********************************************* *********************************************
                  *                                           *                                             *
                  *                                 100.0%    *                                             *
***************************************  ********************************************* *********************************************
*Austria:                             *  *         UIH Australia/Pacific, Inc.       * *Brazil:                                    *
* Telekabel Group              95.0%  *  *              ("United A/P")               * * TV Show Brazil, S.A. ("TVSB")     100.0%  *
*Belgium:                             *  ********************************************* * TV Cabo e Comunicacoes de                 *
* Radio Public N.V./S.A.              *                       *                        *  Jundiai, S.A. ("Jundiai")         46.3%  *
*  ("TVD")                    100.0%  *             100.0%(2) *                        *Chile:                                     *
*Czech Republic:                      *  ********************************************* * VTR Hipercable S.A. ("VTRH")      100.0%  *
* Kabel Net Group                     *  *   Austar United Communications Limited    * *Mexico:                                    *
*  ("KabelNet")               100.0%  *  *            ("Austar United")              * * Tele Cable de Morelos, S.A.               *
*France:                              *  ********************************************* *  de C.V. ("Megapo")                49.0%  *
* Mediareseaux Marne S.A.             *                       *                        *Peru:                                      *
* ("Mediareseaux")             99.6%  *             100.0%    *                        * Cable Star S.A. ("Cable Star")     60.0%  *
* Reseaux Cables de France            *  ********************************************* *Latin American Programming:                *
*  ("RCF")                     95.7%  *  *Australia:                                 * * MGM Networks Latin America                *
*Hungary:                             *  * CTV Pty Limited and STV Pty               * *  LLC ("MGM Networks LA")           50.0%  *
* Telekabel Hungary BV                *  *  Limited (collectively,                   * *********************************************
*  ("Telekabel Hungary")       79.3%  *  *  ("Austar")                      100.0%   *
* Monor Telefon Tarsasag,             *  * United Wireless Pty Limited               *
*  Rt ("Monor")                47.5%  *  *  ("United Wireless")             100.0%   *
*Ireland:                             *  * XYZ Entertainment Pty Limited             *
* Tara Television Limited             *  *  ("XYZ Entertainment")            50.0%   *
*  ("Tara")                    80.0%  *  *New Zealand:                               *
*Israel:                              *  * Saturn Communications Limited             *
* Tevel Israel International          *  *  ("Saturn")                       65.0%   *
*  Communications Ltd.                *  *********************************************
*  ("Tevel")                   46.6%  *
*Malta:                               *
* Melita Cable TV PLC                 *  *********************************************
*  ("Melita")                  50.0%  *  * *Other UAP                                *
*The Netherlands:                     *  *                                           *
* United Telekabel Holding            *  *China:                                     *
*  N.V. ("UTH")               100.0%  *  * Hunan International TV                    *
* A2000 Holding N.V.                  *  *  Communications Company                   *
*  ("A2000")                   50.0%  *  *  Limited ("HITV")                 49.0%(3)*
* Priority Telecom N.V.       100.0%  *  *Philippines:                               *
* chello Broadband N.V.               *  * Pilipino Cable Corporation                *
*  ("chello")                 100.0%  *  *  ("PCC")                          19.6%(4)*
* UPC Programming B.V.                *  *Tahiti:                                    *
*  ("UPCtv")                  100.0%  *  * Telefenua S.A. ("Telefenua")      90.0%   *
*Norway:                              *  *********************************************
* Janco Multicom AS                   *
*  ("Janco Multicom")         100.0%  *
*Romania:                             *
* Control Cable Ventures SRL          *
*  ("Control Cable")          100.0%  *
* Multicanal Holdings SRL             *
*  ("Multicanal")             100.0%  *
* Eurosat CA-TV SRL                   *
*  ("Eurosat")                 51.0%  *
* Diplomatic International,           *
   srl                        100.0%  *
*Slovak Republic:                     *
* Kabeltel SRO ("Kabeltel")   100.0%  *
* SKT spol s.r.o. ("SKT               *
*  Bratislava")               100.0%  *
* Trnavatel SRO                       *
*  ("Trnavatel")               75.0%  *
*Spain/Portugal:                      *
* Ibercom, Inc. ("IPS")        50.0%  *
***************************************
                                                                10

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) As of December 31, 1998, UIHE held all of the voting control of UPC and owned all of its issued and outstanding shares, including 7.2% of such shares, which had been registered in the name of a foundation controlled by United to support UPC's employee stock option plan. In February 1999, UPC successfully completed an initial public offering selling 44.6 million of its shares on the Amsterdam Stock Exchange and Nasdaq National Market System and completed a sale of 1.6 million shares to a strategic investor, resulting in an ownership interest by UIHE of 64.3% subsequent to the offering (see Note 3). As a result of employee stock option exercises subsequent to the initial public offering date, the Company's ownership interest in UPC decreased to 62.2% as of June 30, 1999. If all of the remaining UPC stock options were exercised, the Company's ownership interest would be 59.6% on a fully diluted basis.
(2) As a result of Austar United's Australian Stock Exchange initial public offering and the purchase of the minority shareholder's ("SaskTel's") 35.0% interest in Saturn subsequent to June 30, 1999, the Company now owns an indirect interest in Austar United of approximately 74.1% which includes a 100% ownership interest in Saturn (see Note 13).
(3) Pursuant to a memorandum of understanding with AmTec, Inc. ("AmTec") UAP and AmTec agreed to exchange UAP's interest in HITV for AmTec stock. Closing on the transaction is expected to occur by the end of 1999, subject to certain conditions.
(4) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40.0% equity ownership interest in Sun Cable Systems ("Sun Cable"). United will hold an effective 19.6% interest in PCC when the merger between Sun Cable (49.0%) and Sky Cable (51.0%) is completed in 1999.

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

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest, except for UTH from inception through January 31, 1999, where because of certain minority shareholders rights the Company accounted for its investment in UTH using the equity method of accounting. On February 16, 1999, UPC acquired the minority shareholders' interest in UTH and began consolidating UTH effective February 1, 1999. On April 29, 1999, ULA acquired the majority shareholders' interest in VTRH and began consolidating VTRH effective May 1, 1999. The Company previously accounted for its investment in Saturn under the equity method because of certain minority shareholders rights. Immediately prior to the Australian initial public offering, Austar United issued ordinary shares of Austar United to SaskTel for its 35.0% interest in Saturn. As a result, Saturn will be consolidated effective July 27, 1999. Effective October 1, 1998, the Company discontinued consolidating the results of operations of Telefenua due to an other-than-temporary loss of control and began using the equity method of accounting.

In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated in consolidation. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the ten months ended December 31, 1998.

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

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The economic lives of property, plant and equipment at acquisition are as follows:

         Cable distribution networks......................   5-20 years
         Subscriber premises equipment and converters.....   3-10 years
         MMDS/DTH distribution facilities.................   5-20 years
         Office equipment, furniture and fixtures.........   3-10 years
         Buildings and leasehold improvements.............   3-33 years
         Other............................................   3-10 years

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

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method for the Company's stock option plans, which results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. In addition to the Company's stock option plans, UPC, UAP and ULA have also adopted stock-based compensation plans for their employees. With respect to these plans, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock, relative to the percent vested.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

"Basic income (loss) per share" is determined by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. Net income (loss) available to common stockholders includes the accrual of dividends on convertible preferred stock which is charged directly to additional paid-in capital. "Diluted net income per share" includes the effects of potentially issuable common stock, but only if dilutive. The Company's stock option plans and convertible securities are excluded from the Company's diluted income (loss) per share for the three months ended June 30, 1999 and the three and six months ended June 30, 1998, because their effect would be anti-dilutive.

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

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133" ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently assessing the effect of this new standard.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     ACQUISITIONS AND OTHER

UPC INITIAL PUBLIC OFFERING

During February 1999, UPC successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System, raising gross and net proceeds at Dutch guilder ("NLG")63.91 ($32.78) per share of NLG2,852.9 million ($1,463.0 million) and NLG2,660.1 million ($1,364.1 million), respectively. Concurrent with the offering, proceeds were used to reduce the UPC Senior Revolving Credit Facility totaling NLG635.8 million ($326.0 million), including accrued interest of NLG15.8 million ($8.1 million), repay in its entirety the UPC Bridge Bank Facility totaling NLG110.0 million ($56.4 million), net of the interest reserve account, and acquire NUON's 49.0% interest in UTH. Based on the carrying value of the Company's investment in UPC as of February 11, 1999, United recognized a gain of $822.1 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in UPC indefinitely. UPC's offering reduced the Company's ownership interest from 100% to 64.3%. As a result of employee stock option exercises subsequent to the initial public offering date, the Company's ownership interest in UPC decreased to 62.2% as of June 30, 1999. If all of the remaining UPC stock options were exercised, the Company's ownership interest would be 59.6% on a fully diluted basis.

UTH

In August 1998, UPC merged its Dutch cable television and telecommunications assets, consisting of its 50.0% interest in A2000 Holding NV ("A2000") and its wholly-owned subsidiary Cable Network Brabant Holding B.V. ("CNBH"), with those of the Dutch energy company N.V. NUON Energie-Onderneming voor Gelderland, Friesland en Flevoland ("NUON"), forming a new company, UTH (the "UTH
Transaction"). The transaction was accounted for as a formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Although UPC retained a 51.0% economic and voting interest in UTH, because of joint governance on most significant operating decisions, UPC accounted for its investment in UTH using the equity method of accounting. On February 17, 1999, UPC acquired the remaining 49.0% of UTH from NUON (the "NUON Transaction") for euro235.1 million ($265.7 million). In addition, UPC repaid NUON a euro15.1 million ($17.1 million) subordinated loan, including accrued interest, dated December 31, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering. Effective February 1, 1999, UPC began consolidating the results of operations of UTH. Details of the net assets acquired, based on the preliminary purchase price allocation, were as follows (in thousands):

     Property, plant and equipment.......................      $179,131
     Investments in affiliated companies.................        46,830
     Goodwill............................................       287,631
     Long-term liabilities...............................      (242,536)
     Net current liabilities.............................        (5,384)
                                                               --------
          Total cash paid................................      $265,672
                                                               ========

The following pro forma condensed consolidated operating results for the six months ended June 30, 1999 and 1998 gives effect to the UTH Transaction and the NUON Transaction as if they had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                               For the Six Months Ended         For the Six Months Ended
                                                                    June 30, 1999                    June 30, 1998
                                                              --------------------------       ---------------------------
                                                              Historical      Pro Forma        Historical       Pro Forma
                                                              ----------      ----------       ----------       ----------
                                                                    (In thousands)                    (In thousands)
Revenue..............................................         $  253,914      $  264,031       $  137,835       $  174,358
                                                              ==========      ==========       ==========       ==========
Net income (loss) before extraordinary charge........         $  541,863      $  537,168       $ (218,471)      $(231,317)
                                                              ==========      ==========       ==========       ==========
Net income (loss)....................................         $  541,863      $  537,168       $ (297,562)      $(310,408)
                                                              ==========      ==========       ==========       ==========
Net income (loss) per common share:
  Basic income (loss) before extraordinary charge....         $    13.61      $    13.49       $    (6.06)      $   (6.42)
  Extraordinary charge...............................                  -               -            (2.19)          (2.19)
                                                              ----------      ----------       ----------       ---------
  Basic net income (loss)............................         $    13.61      $    13.49       $    (8.25)      $   (8.61)
                                                              ==========      ==========       ==========       ==========

  Diluted income (loss) before extraordinary charge..         $    12.63      $    12.52       $    (6.06)      $   (6.42)
  Extraordinary charge...............................                  -               -            (2.19)          (2.19)
                                                              ----------      ----------       ----------       ---------
  Diluted net income (loss)..........................         $    12.63      $    12.52       $    (8.25)      $   (8.61)
                                                              ==========      ==========       ==========       ==========
Weighted-average number of common shares outstanding:
  Basic..............................................         39,732,277      39,732,277       36,138,870       36,138,870
                                                              ==========      ==========       ==========       ==========
  Diluted............................................         42,894,811      42,894,811       36,138,870       36,138,870
                                                              ==========      ==========       ==========       ==========

ACQUISITION OF SKT BRATISLAVA

In June 1999, UPC acquired SKT Bratislava, the company that owns and operates a cable television system in Bratislava, Slovak Republic. The purchase price was approximately $43.3 million.

VTRH Acquisition

On April 29, 1999, an indirect wholly owned subsidiary of the Company acquired a 66.0% interest in VTRH (the "VTRH Acquisition"). This acquisition, combined with the interest in VTRH that is owned by another indirect wholly owned subsidiary of the Company, gives the Company an indirect 100% interest in VTRH. The purchase price for the 66.0% interest in VTRH was approximately $258.2 million in cash. In addition, the Company provided capital for VTRH to prepay approximately $125.8 million of existing bank indebtedness and a promissory note from the Company to one of the other shareholders of VTRH. Details of the net assets acquired, based on the preliminary purchase price allocation, were as follows (in thousands):

     Current assets......................................    $ 54,792
     Property, plant and equipment.......................     203,200
     Goodwill and other intangible assets................     242,131
     Other long-term assets..............................      14,971
     Elimination of equity investment in VTRH............     (68,517)
     Current liabilities.................................     (44,121)
     Long-term debt and other long-term liabilitites.....    (144,277)
                                                             --------
                                                             $258,179
                                                             ========
ACQUISITION OF GELREVISION

In June 1999, UPC acquired 100% of the GelreVision multi-channel television systems in The Netherlands for NLG233.9 million ($109.8 million).

ACQUISITION OF RESEAUX CABLES DE FRANCE

In June 1999, UPC acquired 95.7% of Reseaux Cables de France ("RCF"), the fifth largest cable television operation in France, which operates cable television systems throughout France, for approximately FFR172.0 million ($27.1 million). This acquisition is currently subject to pending arbitration proceedings between the seller and a third party and our purchase of RCF may be challenged following the conclusion of this arbitration.

                             UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                    As of June 30, 1999
                               ---------------------------------------------------------------------------------------------------
                                 Investments in                         Cumulative          Cumulative
                                 and Advances to       Dividends    Share in Results of     Translation     Valuation
                               Affiliated Companies    Received    Affiliated Companies     Adjustments     Allowance      Total
                               --------------------    ---------   --------------------     -----------     ---------    ---------
                                                                      (In thousands)
EUROPE:
 A2000.........................     $ 94,020           $     -         $ (12,645)            $ (3,092)       $     -     $ 78,283
 Tevel.........................       99,184            (6,180)           (2,220)                 407              -       91,191
 Melita........................       14,062                 -               831                 (583)             -       14,310
 Monor.........................        5,454                 -            (1,738)              (7,539)             -       (3,823)
 IPS...........................       14,082                 -               185                  193              -       14,460
 Other.........................       12,323                 -            (1,729)                (215)             -       10,379
ASIA/PACIFIC:
 Saturn........................       55,990                 -           (27,788)              (3,549)             -       24,653
 XYZ Entertainment.............       44,306                 -           (18,818)               3,291              -       28,779
 PCC...........................       12,342                 -            (2,944)              (2,588)             -        6,810
 HITV..........................        6,073                 -            (2,235)                  16              -        3,854
 Telefenua.....................       18,599                 -           (14,215)                   -         (4,384)           -
 Other.........................          350                 -                 -                    -              -          350
LATIN AMERICA:
 Megapo........................       32,496            (1,471)             (957)              (9,729)             -       20,339
 MGM Networks LA (1)...........       22,918                 -           (22,918)                   -              -            -
 Jundiai.......................        6,797                 -            (1,203)              (2,681)             -        2,913
 Other.........................        1,514                 -                 3                 (102)             -        1,415
                                    --------           -------         ---------             --------        -------     --------
    Total......................     $440,510           $(7,651)        $(108,391)            $(26,171)       $(4,384)    $293,913
                                    ========           =======         =========             ========        =======     ========

                                                                  As of December 31, 1998
                               ---------------------------------------------------------------------------------------------------
                                 Investments in                         Cumulative          Cumulative
                                 and Advances to       Dividends    Share in Results of     Translation     Valuation
                               Affiliated Companies    Received    Affiliated Companies     Adjustments     Allowance      Total
                               --------------------    ---------   --------------------     -----------     ---------    ---------
                                                                      (In thousands)
EUROPE:
 UTH...........................     $135,290            $     -        $ (11,447)            $  8,288        $     -      $132,131
 Tevel.........................       96,340             (6,090)            (390)                (306)             -        89,554
 Melita........................       14,078                  -              997                  724              -        15,799
 Telekabel Hungary
  Programming..................       12,263                  -           (3,881)                  28              -         8,410
 Monor.........................       11,301                  -           (2,601)              (7,849)             -           851
 IPS...........................       14,082                  -           (7,418)                 (25)             -         6,639
 Other.........................        7,595                  -             (531)                 400              -         7,464
ASIA/PACIFIC:
 Saturn........................       49,808                  -          (23,138)              (2,881)             -        23,789
 XYZ Entertainment.............       44,306                  -          (18,537)                 111              -        25,880
 PCC...........................       11,673                  -           (2,812)              (2,824)             -         6,037
 HITV..........................        6,073                  -           (2,435)                  16              -         3,654
 Telefenua.....................       18,599                  -          (14,215)                   -         (4,384)            -
 Other.........................          350                  -                -                    -              -           350
LATIN AMERICA:
 VTRH..........................      112,052                  -          (17,203)              (9,874)             -        84,975
 Megapo........................       32,496             (1,471)          (1,122)             (11,067)             -        18,836
 MGM Networks LA (1)...........       19,272                  -          (19,272)                   -              -             -
 Jundiai.......................        6,797                  -             (587)              (1,089)             -         5,121
                                    --------            -------        ---------             --------        -------      --------
    Total......................     $592,375            $(7,561)       $(124,592)            $(26,348)       $(4,384)     $429,490
                                    ========            =======        =========             ========        =======      ========

(1) Includes an accrued funding obligation of $3.6 and $3.0 million at June 30, 1999 and December 31, 1998, respectively. The Company would face significant and punitive dilution if it did not make the requested fundings.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  PROPERTY, PLANT AND EQUIPMENT                             As of         As of
                                                            June 30,    December 31,
                                                              1999          1998
                                                           ---------    ------------
                                                                (In thousands)
    Cable distribution networks........................    $1,066,120    $255,702
    Subscriber premises equipment and converters.......       326,040     264,867
    MMDS/DTH distribution facilities...................        70,680      62,872
    Office equipment, furniture and fixtures...........        35,076      30,415
    Buildings and leasehold improvements...............        28,283      11,236
    Other..............................................        78,733      40,150
                                                           ----------    --------
                                                            1,604,932     665,242
         Accumulated depreciation......................      (343,722)   (201,183)
                                                           ----------    --------
         Net property, plant and equipment.............    $1,261,210    $464,059
                                                           ==========    ========

6.  GOODWILL AND OTHER INTANGIBLE ASSETS                      As of         As of
                                                            June 30,    December 31,
                                                              1999          1998
                                                           ---------    ------------
                                                                (In thousands)
    EUROPE:
       UTH.............................................    $  397,826    $      -
       Telekabel Group.................................       182,808     206,092
       Janco Multicom..................................        86,958      87,563
       Telekabel Hungary...............................        44,666      51,550
       TVD.............................................        21,093      22,322
       UPC.............................................        30,235           -
       SKT Bratislava..................................        19,860           -
       Other...........................................        11,042      12,971
    ASIA/PACIFIC:
       Austar..........................................        60,757      55,804
       Other...........................................         1,502       4,267
    LATIN AMERICA:
       VTRH............................................       225,715           -
       TVSB............................................        11,374      16,161
       Cable Star......................................         6,136       7,887
                                                           ----------    --------
                                                            1,099,972     464,617
       Accumulated amortization........................       (67,477)    (39,683)
                                                           ----------    --------
       Net goodwill and other intangible assets........    $1,032,495    $424,934
                                                           ==========    ========

7.     SHORT-TERM DEBT                                        As of         As of
                                                            June 30,    December 31,
                                                              1999          1998
                                                           ---------    ------------
                                                                (In thousands)
    Austar Bank Facility (see Note 9)..................    $        -    $ 36,738
    Time Warner Note...................................             -      18,000
    Telekabel Hungary Facility.........................             -      15,504
    Other UPC..........................................         3,809           -
    VTRH Note..........................................             -       9,284
    ULA Revolving Credit Facility......................             -       8,000
    TVSB Seller Note...................................         6,169       5,853
                                                           ----------    --------
       Total short-term debt...........................    $    9,978    $ 93,379
                                                           ==========    ========

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  SENIOR DISCOUNT NOTES                                     As of         As of
                                                            June 30,    December 31,
                                                              1999          1998
                                                           ---------    ------------
                                                                (In thousands)
    1999 Notes.........................................    $  212,853    $        -
    1998 Notes.........................................       940,996       893,003
    Old Notes..........................................           161           412
    United A/P Notes...................................       381,420       356,640
                                                           ----------    ----------
                                                            1,535,430     1,250,055
       Less current portion............................          (161)         (412)
                                                           ----------    ----------
       Total senior discount notes.....................    $1,535,269    $1,249,643
                                                           ==========    ==========

1999 NOTES

On April 29, 1999, the Company sold in a private transaction $355.0 million principal amount at maturity of 10.875% senior discount notes due 2009. The 1999 Notes were issued at a discount from their principal amount at maturity, resulting in gross proceeds to United of approximately $208.9 million. The 1999 Notes will accrete at 10.875% per annum, compounded semi-annually, to an aggregate principal amount of $355.0 million on May 1, 2004. Commencing November 1, 2004, cash interest on the 1999 Notes will begin to accrue, payable on May 1 and November 1 of each year until maturity at a rate of 10.875% per annum. The 1999 Notes will mature on May 15, 2009, and are redeemable after May 1, 2004 at premiums declining to par on May 1, 2007. Additionally, subject to certain limitations, prior to May 1, 2002, United may redeem an aggregate of 35.0% of the 1999 Notes at the Company's option with the net proceeds from one or more public offerings or certain asset sales. The 1999 Notes are senior, general, unsecured obligations, ranking equally in right of payment to existing and future senior, unsecured obligations, senior to all future junior obligations and effectively junior to existing secured obligations, including the 1998 Notes.

Under the terms of the indentures governing the 1998 Notes and the 1999 Notes (the "Indentures"), the Company's subsidiaries are generally prohibited and/or restricted from incurring any lien against their assets other than liens incurred in the ordinary course of business, from paying dividends, and from making investments in entities that are not "restricted" by the terms of the Indentures. The Indentures generally prohibit the Company from incurring additional indebtedness with the exception of a general allowance of $25.0 million. The Indentures also limit the amount of additional debt that its subsidiaries or controlled affiliates may borrow, or preferred shares that they may issue. Generally, additional borrowings, when added to existing indebtedness, must satisfy, among other conditions, at least one of the following tests: (i) 7.0 times the borrower's consolidated operating cash flow;
(ii) 1.75 times its consolidated interest expense; or (iii) 225.0% of the borrower's consolidated invested equity capital. In addition, there must be no existing default under the Indentures at the time of the borrowing. The Indentures also restrict its subsidiaries' ability to make certain asset sales and certain payments.

1998 NOTES

The 10.75% senior secured notes, which the Company issued in February 1998 at a discount from their principal amount of $1,375.0 million for proceeds of $812.2 million (the "1998 Notes"), had an accreted value of $941.0 million as of June 30, 1999. On and after February 15, 2003, cash interest will accrue and will be payable semi-annually until maturity on each February 15 and August 15, commencing August 15, 2003. The 1998 Notes will mature on February 15, 2008 and will be redeemable at the option of the Company on or after February 15, 2003.

UNITED A/P NOTES

The 14.0% senior notes, issued by United A/P in May 1996 and September 1997 at a discount from their principal amount of $488.0 million, had an accreted value of $381.4 million as of June 30, 1999 (the "United A/P Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The United A/P Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, United A/P consummated an equity sale resulting in gross proceeds to United A/P of $70.0 million, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the United A/P Notes will accrete to a principal amount of $492.9 million on May 15, 2001, the date cash interest begins to accrue.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    OTHER LONG-TERM DEBT                                    As of         As of
                                                            June 30,    December 31,
                                                              1999          1998
                                                           ---------    ------------
                                                                (In thousands)
    New Telekabel Facility.............................    $  253,478    $      -
    UPC Senior Revolving Credit Facility...............       215,035     512,179
    CNBH Facility......................................       112,439           -
    RCF Facility.......................................        38,208           -
    UPC DIC Loan.......................................        33,773      84,214
    Mediareseaux Facility..............................        32,627      21,346
    UPC Bridge Bank Facility...........................             -      60,063
    Other UPC..........................................        15,244       3,821
    VTRH Bank Facility.................................       145,000           -
    New Austar Bank Facility...........................       167,546      67,352
    Other Asia/Pacific.................................         2,935       2,923
                                                          ----------    --------
                                                            1,016,285     751,898
       Less current portion............................        (7,939)    (62,252)
                                                           ----------    --------
       Total other long-term debt......................    $1,008,346    $689,646
                                                           ==========    ========

NEW TELEKABEL FACILITY

In March 1999, UTH replaced their existing NLG690.0 million ($323.9 million) facility with a senior facility (the "New Telekabel Facility"). The New Telekabel Facility consists of a euro340.0 million ($351.6 million) revolving facility to N.V. Telekabel, a subsidiary of UTH, that will convert to a term facility on December 31, 2001. Euro5.0 million ($5.2 million) of the New Telekabel Facility is in the form of an overdraft facility that will be available until December 31, 2007. The New Telekabel Facility bears interest at the Euro Interbank Offered Rate ("EURIBOR") plus a margin between 0.75% and 2.00% based on leverage multiples tied to N.V. Telekabel's net operating cash flow.

UPC SENIOR REVOLVING CREDIT FACILITY

In October 1997, UPC and certain of its subsidiaries entered into the NLG1.1 billion ($516.4 million) multi-currency UPC Senior Revolving Credit Facility with a syndicate of banks. In February 1999, UPC agreed with its lender to reduce this facility amount from NLG1.1 billion to NLG1.0 billion ($469.5 million). As of June 30, 1999 a total of NLG458.0 million ($215.0 million) was outstanding under this facility. The amount outstanding for UPC, Telekabel Group and Janco Multicom was NLG0, NLG256.4 million ($120.4 million) and NLG201.6 million ($94.6 million), respectively. Amounts advanced under the Senior Revolving Credit Facility bear interest at the London interbank offered rate ("LIBOR") plus a margin ranging from 0.5% to 2.0% per annum. The aggregate amount available for borrowing under the facility is reduced automatically by 5.0% per quarter beginning December 31, 2001. UPC repaid a portion of this facility in February 1999 with proceeds from their initial public offering. In July 1999, this facility was refinanced with a new senior credit facility (see
Note 13).

CNBH FACILITY

In February 1998, CNBH entered into a secured NLG250.0 million ($117.4 million) ten year term facility with a syndicate of banks (the "CNBH Facility"). In January 1999, this facility was increased to NLG274.0 million ($128.6 million). The CNBH Facility bears interest at the Amsterdam Interbank Offered Rate ("AIBOR"), plus a margin between 0.7% and 0.75%. Beginning in 2001, CNBH will be required to apply 50.0% of its excess cash flow to prepayment of its facility. In connection with this facility, CNBH also entered into a NLG5.0 million ($2.3 million) ten-year term working capital facility with a bank.

RCF FACILITY

In 1990, RCF and six of its subsidiaries entered into a French francs ("FFR")160.0 million ($25.2 million) credit facility with a consortium of banks to finance working capital and operations (the "RCF Facility"). In 1995 this facility was amended and extended to FFR252.4 million ($39.8 million) to refinance three further credit facilities entered into by other subsidiaries of RCF with a consortium of banks in an aggregate amount of FFR108.0 million ($17.0 million) in 1993. The loan bears interest at PIBOR (the French interbank offer rate) plus 1.5%, payable in arrears quarterly. The loan is to be repaid in yearly installments of FFR34.6 million ($5.5 million) beginning at the end of 1999 until December 31, 2005.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UPC DIC LOAN

In November 1998, a subsidiary of Discount Investment Corporation ("DIC") loaned UPC a total of $90.0 million to acquire the additional interests in Tevel and Melita (the "DIC Loan"). The DIC Loan matures in November 2000 and bears interest at 8.0% and is payable, together with 106.0% of the principal amount, on maturity. In connection with the DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of $90.0 million, plus accrued interest, of ordinary shares of UPC at a price equal to 90.0% of the initial public offering price. UPC allocated the $90.0 million in loan proceeds between the debt instrument and the equity option element on the basis of relative fair values. In February 1999, the option agreement was amended, resulting in a grant of two options of $45.0 million each to acquire ordinary shares of UPC. DIC then exercised the first option for $45.0 million, paying in cash and acquiring 1,558,654 ordinary shares of UPC. UPC repaid $45.0 million of the DIC Loan and accrued interest with proceeds received from the option exercise. The remaining option is exercisable until September 30, 2000.

MEDIARESEAUX FACILITY

In July 1998, Mediareseaux entered into a 9.5 year term facility with a bank for an amount of FFR680.0 million ($107.2 million) (the "Mediareseaux Facility"). The Mediareseaux Facility bears interest at LIBOR plus a margin ranging from 0.75% to 2.0%. The availability of the facility depends on revenue generated and debt to equity ratios. The availability period ends at December 31, 2002. The repayment period starts from January 1, 2003 to final maturity in 2007. During the repayment period, Mediareseaux must apply 50.0% of its excess cash flow in prepaying the facility. In July 1998, Mediareseaux secured a 9.5 year FFR20.0 million ($3.2 million) overdraft facility, subject to the same terms and conditions as the Mediareseaux Facility except that the availability tests are not applicable.

VTRH BANK FACILITY

On April 29, 1999, VTRH entered into a $220.0 million term loan facility in connection with the VTRH Acquisition (the "VTRH Bank Facility"). The VTRH Bank Facility consists of two tranches - Tranche A, with an aggregate principal amount of $140.0 million, and Tranche B, with an aggregate principal amount of $30.0 million. The banks are in the process of syndicating the final $50.0 million of the VTRH Bank Facility. The VTRH Bank Facility bears interest at LIBOR plus a margin of 5.0%, increasing by 0.5% every three months beginning April 29, 2001 until maturity on April 29, 2002.

NEW AUSTAR BANK FACILITY

On April 23, 1999, Austar executed a new A$400.0 million ($267.0 million) syndicated senior secured debt facility (the "New Austar Bank Facility") to refinance the existing A$200.0 million Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and (ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006. As of June 30, 1999, Austar has drawn A$200.0 million under Tranche 1 and A$51.0 million under Tranche 2, for a total outstanding balance of A$251.0 million ($167.5 million).

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  STOCKHOLDERS' DEFICIT

EQUITY TRANSACTIONS OF SUBSIDIARY

The issuance of warrants, the issuance of convertible debt with an equity component, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's 62.2% owned subsidiary UPC, affects the equity accounts of the Company. The following represents the effect on additional paid-in capital as a result of these equity transactions by UPC during the six months ended June 30, 1999 (in thousands):

     Variable plan accounting for UPC stock options........     $243,473
     Deferred compensation expense.........................      (82,536)
     Amortization of deferred compensation.................       34,434
     Issuance of warrants..................................       33,025
     Issuance of convertible debt (DIC Loan)...............       14,875
                                                                --------
          Total............................................     $243,271
                                                                ========

11.  COMPREHENSIVE INCOME (LOSS)

     The components of total comprehensive income (loss) are as follows:

                                                                        For the                      For the
                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                                 ----------------------      ------------------------
                                                                    1999        1998            1999          1998
                                                                 ----------  ----------      ----------    ----------
                                                                     (In thousands)                (In thousands)
     Net (loss) income...................................        $(146,488)   $(108,065)      $541,863      $(297,562)
     Other comprehensive (loss) income:
       Change in cumulative translation adjustments......          (23,672)     (11,091)       (86,569)       (10,430)
       Change in unrealized gain/loss on investments.....              563         (322)           466            459
                                                                 ---------    ---------       --------      ---------
           Total comprehensive (loss) income.............        $(169,597)   $(119,478)      $455,760      $(307,533)
                                                                 =========    =========       ========      =========

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

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's consolidated segment information is as follows (in thousands):

                             For the Three Months Ended                  For the Six Months Ended
                       ----------------------------------------   ----------------------------------------      As of      As of
                          June 30, 1999        June 30, 1998         June 30, 1999        June 30, 1998       June 30,  December 31,
                       -------------------   ------------------   -------------------   ------------------      1999       1998
                                 Adjusted             Adjusted              Adjusted              Adjusted   ---------- ------------
                       Revenue   EBITDA(1)   Revenue  EBITDA(1)   Revenue   EBITDA(1)   Revenue   EBITDA(1)       Total Assets
                       -------   ---------   -------  ---------   -------   ---------   -------   ---------  -----------------------
Europe (UPC):
 The Netherlands.......$ 32,933  $(6,610)    $ 6,725  $ 3,852     $ 53,547  $ (5,879)   $ 13,211  $  8,014   $1,371,433  $  297,068
 Austria...............  24,322    8,247      21,844    9,993       49,058    18,462      42,901    21,103      324,969     341,159
 Belgium...............   4,519      876       4,244    1,796        9,001     1,294       8,693     3,142       45,719      57,847
 Czech Republic........   1,186      (41)      1,107     (268)       2,328      (286)      2,083     (716)       11,212      11,497
 France................   1,939   (1,801)        891     (503)       3,551    (3,398)      1,531     (904)      229,200      51,092
 Hungary...............   8,422    2,555           -        -       17,308     5,582           -        -        98,671      86,921
 Norway................  12,222    3,616      11,694    3,980       24,597     5,898      22,888    8,455       143,315     219,068
 Corporate and Other...   2,317   (5,915)      2,627   (2,887)       4,344   (13,618)      4,077   (6,273)       50,062      22,744
                       --------  -------     -------  -------    --------   --------    --------  -------    ----------  ----------
  Total Europe.........  87,860      927      49,132   15,963      163,734     8,055      95,384   32,821     2,274,581   1,087,396
                       --------  -------     -------  -------    --------   --------    --------  -------    ----------  ----------
Asia/Pacific:
 Australia.............  34,564     (962)     19,188   (7,721)      64,820    (1,441)     38,504   (9,106)      225,930     181,169
 Corporate and other...     821     (749)     1,122     5,189          821    (1,590)      2,259      153        71,369      72,781
                       --------  -------     -------  -------    --------   --------    --------  -------    ----------  ----------
  Total Asia/Pacific...  35,385   (1,711)     20,310   (2,532)      65,641    (3,031)     40,763   (8,953)      297,299     253,950
                       --------  -------     -------  -------    --------   --------    --------  -------    ----------  ----------
Latin America:
 Chile.................  21,014    5,050           -        -       21,014     5,050           -        -       483,130      84,975
 Corporate and other...   1,737   (3,346)        728   (4,961)       3,525    (5,182)      1,203   (8,075)       60,858      73,048
                       --------  -------     -------  -------    --------   --------    --------  -------    ----------  ----------
  Total Latin America..  22,751    1,704         728   (4,961)      24,539      (132)      1,203   (8,075)      543,988     158,023
                       --------  -------     -------  -------    --------   --------    --------  -------    ----------  ----------
Corporate and Other....       -     (104)        269   (6,119)          -       (355)        485  (11,391)       91,844      42,726
                       --------  -------     -------  -------    --------   --------    --------  -------    ----------  ----------
  Total Company........$145,996  $   816     $70,439  $ 2,351    $253,914   $  4,537    $137,835  $ 4,402    $3,207,712  $1,542,095
                       ========  =======     =======  =======    ========   ========    ========  =======    ==========  ==========

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

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                                                  For the Three Months Ended      For the Six Months Ended
                                                                           June 30,                      June 30,
                                                                  --------------------------      ------------------------
                                                                     1999            1998            1999          1998
                                                                  ----------      ----------      ----------    ----------
                                                                        (In thousands)                 (In thousands)

     Net operating loss......................................     $(122,574)       $(43,969)       $(194,891)    $(94,651)
     Depreciation and amortization...........................        75,679          46,320          133,077       98,855
     Stock-based compensation expense........................        47,711               -           66,351          198
                                                                  ---------        --------        ---------     --------
         Consolidated Adjusted EBITDA.........................    $     816        $  2,351        $   4,537     $  4,402
                                                                  =========        ========        =========     ========

13.   SUBSEQUENT EVENTS

SERIES C PREFERRED STOCK

On July 6, 1999, the Company issued 425,000 shares of par value $0.01 per share Series C Preferred Stock, resulting in gross and net proceeds to the Company of $425.0 million and $382.5 million, respectively. The purchasers of the Series C Preferred Stock deposited $29.75 million into an account from which the holders will be entitled to quarterly payments in an amount equal to $17.50 per preferred share commencing on September 30, 1999 through June 30, 2000, in cash or Class A common stock at United's option. The Series C Preferred Stock had an initial liquidation value of $1,000 per share, and accrues dividends perpetually at a rate of 7.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing on September 30, 2000, payable in cash or Class A common stock at the Company's option. Each share of Series C Preferred Stock is convertible any time at the option of the holder into the number of shares of the Company's Class A common stock equal to the liquidation value at the time of conversion divided by $84.30. The conversion price is subject to adjustment upon the occurrence of certain events. The Company has the right to require conversion on or after December 31, 2000 if the closing price of United's common stock has equaled or exceeded 150.0% of the conversion price for a certain period of time, or on or after June 30, 2002 if the closing price of United's common stock has equaled or exceeded 130.0% of the conversion price for a certain period of time. On or after June 30, 2002, the Company has the option to redeem the Series C Preferred Stock in certain circumstances in cash or Class A common stock. The Series C Preferred Stock ranks senior to United's common stock and pari passu with the Company's existing preferred stock. The Company has granted certain rights to holders of the Series C Preferred Stock to register under the Securities Act of 1933 the shares of common stock issuable in lieu of cash payment of amounts due on a change of control, redemption and dividend payment date, and the shares of common stock issuable upon conversion of the Series C Preferred Stock.

RESTRUCTURING OF ASIA/PACIFIC ASSETS AND INITIAL PUBLIC OFFERING

In June 1999, the Company's interest in Austar, United Wireless, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United closed an initial public offering. A total of 103.5 million ordinary shares representing approximately 21.6% of Austar United were offered for sale at a price of A$4.70 (US$3.11) for total gross proceeds of A$486.5 million ($321.9 million). In connection with the offering, Austar United acquired from SaskTel its 35.0%
interest in Saturn in exchange for 13,659,574 ordinary shares, thereby increasing Austar United's ownership in Saturn from 65.0% to 100%. As a result of these transactions, the Company's fully diluted ownership interest in Austar United is currently 74.1%.

UPC HIGH YIELD BOND OFFERING

On July 27, 1999, UPC completed its $1.5 billion bond offering. The offering consists of three tranches: $800.0 million ten year Senior Notes due 2009 with a 10.875% coupon; Euro300.0 million ten year Senior Notes due 2009 with a coupon of 10.875%; and $735.0 million aggregate principal amount ten year 12.5% Senior Discount Notes due 2009. The Senior Discount Notes were sold at 54.521% of the face amount yielding gross proceeds of $400.0 million and will accrue but not pay interest until 2004. The $800.0 million of Senior Notes was swapped into Euros to minimize UPC's currency and interest rate exposure. The swap will yield an initial average interest rate on the swap portion of 7.8% and an initial weighted average interest rate on the total $1.5 billion offering of 9.7%.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


UPC SENIOR CREDIT FACILITY

On July 27, 1999, UPC and a syndicate of banks entered into a Euro1.0 billion multi currency senior secured credit facility (the "UPC Senior Credit Facility"). Until the earlier of October 31, 1999 and the completion of the syndication of the UPC Senior Credit Facility, availability under the UPC Senior Credit Facility is limited to Euro500.0 million and such amount may not be used to fund any acquisitions. The UPC Senior Credit Facility matures on July 26, 2006 and is comprised of two tranches. The Euro750.0 million Tranche A is a senior secured reducing revolving credit facility. Tranche B is a Euro250.0 million term loan credit facility. The UPC Senior Credit Facility bears interest at EURIBOR (for borrowings in Euros) and at LIBOR (for all other borrowings) plus a margin between 0.75% and 2.0%, plus an additional cost of funding. Proceeds from this facility were used to refinance the existing UPC Senior Revolving Credit Facility.

STJARN ACQUISITION

On July 30, 1999, UPC acquired the stock of NBS Nordic Broadband Services AB, whose primary asset is the operating company StjarnTVnatet AB ("Stjarn") for a purchase price of approximately $397.0 million. $100.0 million of the purchase price will be paid in the form of a one year note with interest at 8.0% per year and the balance of the purchase price will be paid in cash. The note will automatically convert into UPC's equity in the event of a public equity offering of UPC's shares. If no public equity offering occurs, UPC will have the option, at maturity of the note, to pay the note in either cash or UPC stock. Stjarn operates cable television systems serving the greater Stockholm area.

@ENTERTAINMENT ACQUISITION

On August 6, 1999, UPC completed its tender offer for all outstanding shares of the common stock of @Entertainment, Inc. at a price of $19.00 per share cash. Subsequently all remaining outstanding common stock, preferred stock, stock options and stock warrants were purchased by UPC. The purchase price was approximately $807.0 million.

ACQUISITION OF INTEREST IN SBS

In July 1999, UPC purchased 4.8% of SBS for $24.3 million in cash. In August 1999, UPC acquired an additional 8.6% for $75.9 million, increasing its ownership interest in SBS to 13.4%.

ACQUISITION OF VIDEOPOLE

In August 1999, UPC completed the acquisition of Videopole for a total purchase price of $135.1 million. The purchase price was paid in cash of $65.2 million and 955,376 ordinary shares of UPC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' acceptance of our newer telephone and Internet/data services, our ability to manage and grow our newer telephone and Internet/data services, our ability to secure adequate capital to fund other system growth and development, risks inherent in investment and operations in foreign countries, changes in government regulation, changes in the nature of key strategic relationships with joint venture partners, and other factors discussed in our report on Form 8-K dated September 24, 1996. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. Our statements in Management's Discussion and Analysis of Financial Condition and Results of Operations in this report related to the Year 2000 issues are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The following discussion and analysis of financial condition and results of operations cover the three and six months ended June 30, 1999 and 1998, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

INTRODUCTION

United was formed in 1989 for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations outside the United States. Today we are a leading broadband communications provider outside the United States. We provide multi-channel television services in over 20 countries worldwide and telephone and Internet/data services in a growing number of our international markets. Our operations are grouped into three major geographic regions: Europe, Asia/Pacific and Latin America. Our European operations are held through our approximately 59.6% owned, publicly traded subsidiary, UPC, which is the largest pan-European broadband communications (multi-channel television, telephone and Internet/data) provider in terms of the number of subscribers. Our Asia/Pacific operations are primarily held through our approximately 74.1% owned, publicly traded subsidiary, Austar United, which owns the largest provider of multi-channel television services in regional Australia, various Australian programming interests and the only full service provider of broadband communications in New Zealand. Our primary Latin American operation is VTRH, Chile's largest multi-channel television provider and a growing provider of telephone services.

For the three months ended June 30, 1999 and 1998, we consolidated the results from our systems in The Netherlands, Austria, Belgium, Norway, France, Hungary
(1999 only), the Czech Republic, Romania, the Slovak Republic, Ireland, Australia, Chile (from May 1, 1999), Peru and Brazil (Fortaleza). Unconsolidated systems include our interests in certain Israeli, Maltese, New Zealand, Brazil (Jundiai), Mexico, Tahiti, the Philippines and China systems, and programming interests in Spain, Australia and Latin America. We account for these unconsolidated systems using the equity method of accounting.

SUMMARY OPERATING DATA

The following comparative operating data reflects multi-channel TV subscribers, telephony lines, programming and data subscribers, as well as selected financial statistics of the operating systems in which we had an ownership interest as of June 30, 1999. In addition, the following proportionate data represents certain operating and financial results for us, multiplied by our applicable ownership percentage.

GROSS OPERATING SYSTEM DATA
                                                            As of and for the Six Months Ended June 30, 1999
                                ----------------------------------------------------------------------------------------------------
                                               Homes in                 Basic                                               Long-
                                  Paid-in      Service    Homes      Subscribers/     Basic                   Adjusted      Term
                                 Ownership      Area      Passed        Lines      Penetration       Revenue  EBITDA(1)    Debt(2)
                                -----------   ---------  ---------   ------------  -----------  |   --------- ---------   ---------
                                                                                                |         (In thousands)(3)
                                                                                                |
EUROPE (UPC)                                                                                    |
------------                                                                                    |
Multi-channel TV Subscribers:                                                                   |
 The Netherlands...............  31.1-62.2%   1,712,920  1,645,140    1,538,756       93.5%     |   $ 95,664   $ 27,775   $227,473
 Austria.......................    59.1%      1,078,980    905,430      461,018       50.9%     |   $ 46,562   $ 17,473   $      -
 Hungary (Telekabel Hungary)...    49.3%        901,500    550,423      449,337       81.6%     |   $ 16,418   $  5,286   $      -
 Israel........................    29.0%        602,000    592,326      410,380       69.3%     |   $ 80,204   $ 41,466   $231,452
 Norway........................    62.2%        529,900    465,951      323,265       69.4%     |   $ 23,347   $  5,638   $      -
 Belgium.......................    62.2%        133,060    133,060      125,786       94.5%     |   $  8,546   $  1,302   $      -
 Malta.........................    31.1%        179,000    166,415       73,051       43.9%     |   $  7,601   $  3,221   $ 22,919
 Romania.......................  31.7-62.2%     180,000     99,274       61,944       62.4%     |   $  1,172   $    490   $      -
 Czech Republic................    62.2%        229,531    157,586       54,691       34.7%     |   $  2,211   $   (265)  $      -
 Hungary (Monor)...............    29.6%         85,000     70,061       31,686       45.2%     |   $  9,602   $  6,220   $ 33,729
 France........................  59.5-62.0%     412,500    287,087      108,140       37.7%     |   $ 10,776   $ (2,180)  $      -
 Slovak Republic...............  46.7-62.2%     344,343    211,295      185,633       87.9%     |   $  1,027   $    204   $      -
                                              ---------  ---------    ---------                 |   --------   --------   --------
      Total....................               6,388,734  5,284,048    3,823,687                 |   $303,130   $106,630   $515,573
                                              ---------  ---------    ---------                 |   --------   --------   --------
Telephony Lines:                                                                                |
 Hungary (Monor)...............    29.6%         85,000     84,619       71,721       84.8%     |   [Financial information is
 The Netherlands...............  31.1-62.2%   1,712,920    556,886       54,007        9.7%     |   included in multi-channel TV
 Austria.......................    59.1%      1,078,980    525,607        7,879        1.5%     |   information above.]
 France........................  59.5-62.0%     412,500     65,509        5,160        7.9%     |
 Norway........................    62.2%        529,900     11,970          451        3.8%     |
                                              ---------  ---------    ---------                 |
     Total.....................               3,819,300  1,244,591      139,218                 |
                                              ---------  ---------    ---------                 |
Data Subscribers:                                                                               |   [Financial information is
 Internet......................  31.1-62.2%         N/A        N/A       52,677        N/A      |   included in multi-channel
                                              ---------  ---------    ---------                 |   TV information above.]
Programming Subscribers:                                                                        |
 Spain/Portugal (IPS)..........    31.1%            N/A        N/A    1,031,000        N/A      |   $ 13,286   $  5,801   $  3,149
 Ireland (Tara)................    49.8%            N/A        N/A      749,244        N/A      |   $    405   $ (2,327)  $      -
                                              ---------  ---------    ---------                 |   --------   --------   --------
     Total.....................                     N/A        N/A    1,780,244                 |   $ 13,691   $  3,474   $  3,149
                                              ---------  ---------    ---------                 |   --------   --------   --------
ASIA/PACIFIC                                                                                    |
------------                                                                                    |
Multi-channel TV Subscribers:                                                                   |
 Australia (Austar)............    98.0%      2,085,000  2,083,000      329,002       15.8%     |   $ 66,396   $ (7,110)  $      -
 Philippines...................    19.2%        600,000    425,239      174,075       40.9%     |   $  9,364   $  2,808   $     48
 Tahiti........................    88.2%         31,000     20,128        6,125       30.4%     |   $  2,259   $    129   $      -
 New Zealand...................    63.7%        141,000     72,212       11,163       15.5%     |   $  3,748   $ (3,631)  $ 41,742
                                              ---------  ---------    ---------                 |   --------   --------   --------
     Total.....................               2,857,000  2,600,579      520,365                 |   $ 81,767   $ (7,804)  $ 41,790
                                              ---------  ---------    ---------                 |   --------   --------   --------
Telephony Lines:                                                                                |
 New Zealand...................    63.7%        141,000     71,710       15,683       21.9%     |
                                              ---------  ---------    ---------                 |
Data Subscribers:                                                                               |   [Financial information is
 New Zealand...................    63.7%            N/A        N/A        2,927        N/A      |   included in multi-channel TV
                                              ---------  ---------    ---------                 |   information above.]
Programming Subscribers:                                                                        |
 Australia (XYZ                                                                                 |
 Entertainment)................    49.0%            N/A        N/A      807,680        N/A      |   $ 15,499   $  7,114   $      -
                                              ---------  ---------    ---------                 |   --------   --------   --------
LATIN AMERICA                                                                                   |
-------------                                                                                   |
Multi-channel TV Subscribers:                                                                   |
 Chile.........................   100.0%      2,321,000  1,593,681      391,021       24.5%     |   $ 53,472   $ 12,061   $      -
 Mexico........................    49.0%        341,600    229,451       57,031       24.9%     |   $  6,015   $  2,028   $      -
 Brazil (Jundiai)..............    46.3%         70,200     66,341       18,250       27.5%     |   $  3,091   $  1,164   $     79
 Brazil (TVSB).................   100.0%        437,000    306,000       13,335        4.4%     |   $  2,069   $   (893)  $      -
 Peru..........................    60.0%        140,000     61,072        9,375       15.4%     |   $  1,236   $   (176)  $      -
                                              ---------  ---------    ---------                 |   --------   --------   --------
     Total.....................               3,309,800  2,256,545      489,012                 |   $ 65,883   $ 14,184   $     79
                                              ---------  ---------    ---------                 |   --------   --------   --------
Telephony Lines:                                                                                |
 Chile.........................    100.0%     2,321,000    300,353       43,379       14.4%     |   [Financial information is
                                              ---------  ---------    ---------                 |   included in multi-channel TV
Programming Subscribers:                                                                        |   information above.]
 Latin American................    50.0%            N/A        N/A    4,354,718        N/A      |   $  3,070   $ (7,192)  $      -
                                              ---------  ---------    ---------                 |   --------   --------   --------


                                                               As of and for the Six Months Ended June 30, 1999
                                                --------------------------------------------------------------------------------
                                                 Homes in                      Basic                                    Long-
                                                 Service         Homes      Subscribers/                 Adjusted       Term
                                                   Area         Passed         Lines          Revenue    EBITDA(1)     Debt(2)
                                                ------------  -----------   ------------  |  ----------  ---------    ----------
                                                                                          |
TOTAL COMPANY BASED ON GROSS DATA:                                                        |
---------------------------------                                                         |
 Multi-channel TV Subscribers................    12,555,534   10,141,172     4,833,064    |  $450,780    $113,010    $  557,442
 Telephony Lines.............................     6,281,300    1,616,654       198,280    |  $      -    $      -    $        -
 Data Subscribers............................           N/A          N/A        55,604    |  $      -    $      -    $        -
 Programming Subscribers.....................           N/A          N/A     6,942,642    |  $ 32,260    $  3,396    $    3,149
                                                                                          |
TOTAL COMPANY BASED ON CONSOLIDATED SYSTEMS:                                              |
-------------------------------------------                                               |
 Multi-channel TV Subscribers................     9,925,536    7,918,801     3,519,006    |  $231,048    $ 42,645    $1,026,263
 Telephony Lines.............................     5,475,102    1,074,216        80,986    |  $ 13,297    $(13,283)   $        -
 Data Subscribers............................           N/A          N/A        38,255    |  $  9,139    $(25,218)            -
 Programming Subscribers.....................           N/A          N/A       749,244    |  $    430    $ (5,167)   $        -
                                                                                          |
TOTAL COMPANY BASED ON PROPORTIONATE DATA:                                                |
-----------------------------------------                                                 |
 Multi-channel TV Subscribers................     8,659,063    6,984,715     2,775,147    |  $273,381    $ 49,951    $  181,568
 Telephony Lines.............................     4,533,551      954,362       106,880    |  $      -    $      -    $        -
 Data Subscribers............................           N/A          N/A        29,464    |  $      -    $      -    $        -
 Programming Subscribers.....................           N/A          N/A     3,266,587    |  $ 13,462    $    536    $      979


GROSS OPERATING SYSTEM DATA
                                                            As of and for the Six Months Ended June 30, 1998
                                ----------------------------------------------------------------------------------------------------
                                               Homes in                 Basic                                               Long-
                                  Paid-in      Service    Homes      Subscribers/     Basic                    Adjusted     Term
                                 Ownership      Area      Passed        Lines      Penetration      Revenue    EBITDA(1)   Debt(2)
                                -----------   ---------  ---------   ------------  ----------- |   ---------   ---------   ---------
                                                                                               |         (In thousands)(3)
                                                                                               |
EUROPE (UPC)                                                                                   |
------------                                                                                   |
Multi-channel TV Subscribers:                                                                  |
 The Netherlands...............  50.0-100%      823,421    808,529      749,836       92.7%    |   $ 40,568    $15,418     $224,798
 Austria.......................    95.0%      1,067,983    895,553      440,128       49.1%    |   $ 40,831    $20,093     $      -
 Hungary (Kabelkom)............    79.3%        778,500    470,804      406,475       86.3%    |   $  3,164    $   515     $      -
 Israel........................    23.3%        600,000    564,251      392,204       69.5%    |   $ 59,438    $29,623     $250,000
 Norway........................   100.0%        529,924    461,087      320,597       69.5%    |   $ 21,959    $ 8,117     $      -
 Belgium.......................   100.0%        133,000    133,000      127,736       96.0%    |   $  8,499    $ 3,000     $      -
 Malta.........................    25.0%        179,000    159,537       65,608       41.1%    |   $  6,823    $ 2,976     $ 19,627
 Romania.......................  51.0-100%      176,000     95,654       59,201       61.9%    |   $    381    $   199     $      -
 Czech Republic................   100.0%        271,100    147,187       52,150       35.4%    |   $  1,985    $  (684)    $      -
 Hungary (Monor)...............    46.3%         85,000     62,775       28,310       45.1%    |   $  8,626    $ 5,330     $ 49,684
 France........................    99.6%         86,000     47,494       18,118       38.1%    |   $  1,460    $  (862)    $      -
 Slovak Republic...............  75.0-100%       67,959     22,647       15,175       67.0%    |   $    303    $  (179)    $      -
                                              ---------  ----------   ---------                |   --------    -------     --------
     Total.....................               4,797,887  3,868,518    2,675,538                |   $194,037    $83,546     $544,109
                                              ---------  ---------    ---------                |   --------    -------     --------
Telephony Lines:                                                                               |
 Hungary (Monor)...............    46.3%         85,000     84,037       65,547       78.0%    | [Financial information is included
 The Netherlands...............  50.0-100%      575,000    291,490        9,094        3.1%    | in multi-channel TV information
                                              ---------  ---------    ---------                | above.]
     Total.....................                 660,000    375,527       74,641                |
                                              ---------  ---------    ---------                |
Programming Subscribers:                                                                       |
 Spain/Portugal (IPS)..........    33.5%            N/A        N/A      570,000        N/A     |   $  7,646    $ 1,294     $      -
 Ireland  (Tara)...............    75.0%            N/A        N/A      456,021        N/A     |   $    290    $(2,402)    $      -
                                              ---------  ---------    ---------                |   --------    -------     --------
     Total.....................                     N/A        N/A    1,026,021                |   $  7,936    $(1,108)    $      -
                                              ---------  ---------    ---------                |   --------    -------     --------
ASIA/PACIFIC                                                                                   |
------------                                                                                   |
Multi-channel TV Subscribers:                                                                  |
 Australia (Austar)............    98.0%      1,635,000  1,632,691      215,275       13.2%    |   $ 39,563    $(6,301)    $      -
 Philippines...................    19.2%        600,000    353,090      153,616       43.5%    |   $  6,717    $ 1,775     $      -
 Tahiti........................    88.2%         31,000     20,128        6,125       30.4%    |   $  2,259    $   129     $      -
 New Zealand...................    63.7%        141,000     36,613        3,635        9.9%    |   $    389    $(4,001)    $  5,493
                                              ---------  ---------    ---------                |   --------    -------     --------
     Total.....................               2,407,000  2,042,522      378,651                |   $ 48,928    $(8,398)    $  5,493
                                              ---------  ---------    ---------                |   --------    -------     --------
Telephony Lines:                                                                               |
 New Zealand...................    63.7%        141,000      7,709        1,023       13.3%    | [Financial information is included
                                              ---------  ---------    ---------                | in multi-channel TV information
Programming Subscribers:                                                                       | above.]
 Australia (XYZ                                                                                |
 Entertainment)................    24.5%            N/A        N/A      543,564        N/A     |   $  6,370    $ 5,291     $      -
                                              ---------  ---------    ---------                |   --------    -------     --------
LATIN AMERICA                                                                                  |
-------------                                                                                  |
Multi-channel TV Subscribers:                                                                  |
 Chile.........................    34.0%      2,321,000  1,556,971      380,716       24.5%    |   $ 56,657    $15,514     $119,225
 Mexico........................    49.0%        341,600    176,285       55,221       31.3%    |   $  5,965    $ 2,036     $    172
 Brazil (Jundiai)..............    46.3%         70,000     67,488       20,342       30.1%    |   $  4,706    $ 1,349     $     39
 Brazil (TVSB).................    45.0%        387,000    387,000       12,649        3.3%    |   $  2,849    $  (197)    $      -
 Peru..........................  99.2-100%      140,000     46,936        8,647       18.4%    |   $    930    $  (449)    $      -
                                              ---------  ---------    ---------                |   --------    -------     --------
     Total.....................               3,259,600  2,234,680      477,575                |   $ 71,107    $18,253     $119,436
                                              ---------  ---------    ---------                |   --------    -------     --------
Telephony Lines:                                                                               |
 Chile.........................    34.0%      2,321,000     60,000        7,884       13.1%    | [Financial information is included
                                              ---------  ---------    ---------                | in multi-channel TV information
Programming Subscribers:                                                                       | above.]
 Latin American................    50.0%            N/A        N/A    2,794,800        N/A     |   $  1,397    $(8,338)    $      -
                                              ---------  ---------    ---------                |   --------    -------     --------

                                                                      28


                                                               As of and for the Six Months Ended June 30, 1998
                                                ---------------------------------------------------------------------------------
                                                 Homes in                      Basic                                       Long-
                                                 Service         Homes      Subscribers/                   Adjusted        Term
                                                   Area         Passed         Lines          Revenue      EBITDA(1)      Debt(2)
                                                ------------  -----------   ------------  |  ----------    ---------     ----------
                                                                                          |
TOTAL COMPANY BASED ON GROSS DATA:                                                        |
---------------------------------                                                         |
 Multi-channel TV Subscribers................    10,464,487    8,145,720     3,531,764    |   $314,072      $93,401       $669,038
 Telephony Lines.............................     3,122,000      443,236        83,548    |   $      -      $     -       $      -
 Programming Subscribers.....................           N/A          N/A     4,364,385    |   $ 15,703      $(4,155)      $      -
                                                                                          |
TOTAL COMPANY BASED ON PROPORTIONATE DATA:                                                |
-----------------------------------------                                                 |
 Multi-channel TV Subscribers................     6,767,063    5,413,835     2,359,740    |   $190,830      $49,080       $242,698
 Telephony Lines.............................     1,205,812      209,965        38,227    |   $      -      $     -       $      -
 Programming Subscribers.....................           N/A          N/A     2,063,539    |   $  5,039      $(4,242)      $      -
                                                                                          |
TOTAL COMPANY BASED ON CONSOLIDATED SYSTEMS:                                              |
-------------------------------------------                                               |
 Multi-channel TV Subscribers................     5,164,887    4,214,150     1,900,752    |   $137,038      $ 7,618       $725,987
 Telephony Lines.............................             -            -             -    |   $    185      $  (556)      $      -
 Programming Subscribers.....................           N/A          N/A       456,021    |   $    612      $(2,660)      $      -


(1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(2) The amounts disclosed herein represent unconsolidated debt. Consolidated debt for the operating systems is included in the footnotes to the consolidated financial statements.
(3) The financial information presented herein has been taken from unaudited financial information of the respective operating companies that were providing service as of June 30, 1999. Certain information presented herein has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles. In addition, certain amounts have been converted to U.S. dollars using the June 30, 1999 exchange rates for the convenience translation.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

We have financed our acquisitions and funding of our video, voice and data systems in the three main regions of the world in which we operate primarily through public and private debt and equity as well as cash received from the sale of non-strategic assets by certain subsidiaries. These resources have also been used to refinance certain debt instruments and facilities as well as to cover corporate overhead. The following table outlines the sources and uses of cash, cash equivalents, restricted cash and short-term liquid investments (for purposes of this table only, "cash") for United (parent only) from inception to date:

                                                                                For the Six
                                                        Inception to            Months Ended
                                                      December 31, 1998        June 30, 1999       Total
     United (Parent Only)                             -----------------        -------------      --------
     -------------------                                                       (In millions)
     Financing Sources:
       Gross bond proceeds..........................      $ 1,138.1              $ 208.9           $1,347.0
       Gross equity proceeds (1)....................          408.9                 22.3              431.2
       Asset sales, dividends and note payments.....          224.4                 94.7              319.1
       Interest income and other....................           32.7                 16.2               48.9
                                                          ----------             -------           --------
            Total sources...........................        1,804.1                342.1            2,146.2
                                                          ----------             -------           --------
     Application of Funds:
       Investment in:
         UPC........................................         (454.7)                (1.9)            (456.6)
         UAP (1)....................................         (256.4)               (32.0)            (288.4)
         ULA........................................         (292.3)              (282.2)            (574.5)
         Other......................................          (25.8)                   -              (25.8)
                                                          ----------             -------           --------
            Total...................................       (1,029.2)              (316.1)          (1,345.3)
       Repayment of bonds (2).......................         (531.8)                (0.3)            (532.1)
       Offering costs...............................          (64.5)                (6.5)             (71.0)
       Corporate equipment and development..........          (25.7)                (5.3)             (31.0)
       Corporate overhead and other.................         (106.5)                (8.4)            (114.9)
                                                          ----------             -------           --------
            Total uses..............................        (1,757.7)             (336.6)          (2,094.3)
                                                          ----------             -------           --------
       Period change in cash........................            46.4                 5.5               51.9
       Cash, beginning of period....................               -                46.4                  -
                                                          ----------             -------           --------
       Cash, end of period..........................      $     46.4             $  51.9               51.9
                                                          ==========             =======           --------

     United's Subsidiaries
     ---------------------
     Cash, end of period:
       UPC..........................................                                                  229.0
       UAP..........................................                                                    4.8
       ULA..........................................                                                   17.0
       Other........................................                                                    2.9
                                                                                                   --------
            Total United's subsidiaries.............                                                  253.7
                                                                                                   --------
            Total consolidated cash, cash
             equivalents, restricted cash and
             short-term liquid investments..........                                               $  305.6
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

UNITED PARENT

We had $51.9 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of June 30, 1999. On July 6, 1999 we raised net proceeds of $382.5 million from the issuance of 425,000 shares of Series C
Preferred Stock. We do not expect to contribute additional capital to UPC and Austar United for their on-going operating or development requirements, as they will finance their operating systems and development opportunities with their operating cash flow and debt and equity financings. We believe that our existing capital resources will enable us to assist in satisfying the operating and development requirements of our other subsidiaries and cover corporate overhead for the next year. To the extent we pursue new acquisitions or development opportunities, we will need to raise additional capital or seek strategic partners. Because we do not currently generate positive operating cash flow, our ability to repay our long-term obligations will be dependent on developing one or more additional sources of cash.

UPC

UPC had $229.0 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of June 30, 1999. During February 1999, UPC successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System, raising gross and net proceeds at NLG63.91 per share of NLG2,852.9 million ($1,463.0 million) and NLG2,660.1 million ($1,364.1 million), respectively. Concurrent with the offering, DIC exercised one of its two option agreements acquiring approximately
1.6 million shares for $45.0 million. Proceeds from the option exercise were used to repay $45.0 million of the DIC Loan and related interest. Also concurrent with the offering, proceeds were used to reduce UPC's Senior Revolving Credit Facility totaling NLG635.8 million ($326.0 million), including accrued interest of NLG15.8 million ($8.1 million), repay in its entirety UPC's Bridge Bank Facility totaling NLG110.0 million ($56.4 million), net of the interest reserve account, acquire NUON's 49.0% interest in UTH for NLG518.1 million ($265.7 million) and assume from NUON a subordinated loan, including accrued interest of NLG33.3 million ($17.1 million). UPC also repaid approximately $89.2 million of intercompany loans to United Parent, and completed the acquisition of GelreVision NLG233.9 million ($114.1 million), SKT Bratislava ($43.3 million) and RCF FFR172.0 million ($27.1 million). The remaining proceeds from the initial public offering, in addition to borrowing capacity on UPC's facilities at the corporate and project debt level, are expected to be used primarily for capital expenditures and to fund other costs associated with UPC's network upgrade, the build and launch of UPC's telephone and Internet/data services businesses as well as UPC's video distribution and programming businesses.

Subsequent to June 30, 1999, UPC closed an offering of 10.875% senior notes due 2009 and 12.5% senior discount notes due 2009. The offering generated gross proceeds of approximately $1.5 billion. Proceeds from the bond offering will primarily be used to fund planned acquisitions. Also subsequent to June 30, 1999 UPC entered into a Euro1.0 billion credit facility. Proceeds from the UPC Senior Credit Facility are expected to be used to refinance the existing Senior Revolving Credit Facility, repay certain intercompany debts, pay interest on funds downstreamed from the proceeds of the bond offering, fund general corporate purposes, fund capital expenditures, pay amounts due under the UPC Senior Credit Facility and other permitted distributions. While the proceeds from the bond offering and the UPC Senior Credit Facility are adequate to meet UPC's existing business requirements, UPC may need to raise additional capital in the future to the extent UPC pursues new acquisitions or development opportunities or if cash flow from operations is insufficient to satisfy UPC's liquidity requirements.

UAP

UAP had $4.8 million of cash, cash equivalents and short-term liquid investments on hand as of June 30, 1999. On July 27, 1999, Austar United closed an initial public offering. A total of 103.5 million ordinary shares representing approximately 21.6% of Austar United were offered for sale at a price of A$4.70 (US$3.11) for total gross proceeds of A$486.5 million ($321.9 million). In connection with the offering, Austar United acquired from SaskTel its 35.0%
interest in Saturn in exchange for 13,659,574 ordinary shares, thereby increasing Austar United's ownership in Saturn from 65.0% to 100%. As a result of these transactions, the Company's fully diluted ownership interest in Austar United is currently 74.1%. Future funding for Austar United customer base expansion and project build-out will come from these proceeds and the New Austar Bank Facility.

ULA

ULA had $17.0 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of June 30, 1999. ULA's systems, which are at various stages of construction and development, will generally depend on funding from us and project financing to meet their growth needs. ULA's Chilean system, VTRH, has capacity for borrowing under the VTRH Bank Facility as of June 30, 1999. With this facility and positive operating cash flow, the business is fully funded through mid-2000 without additional assistance from United. ULA anticipates additional funding for Latin America programming and projects in Brazil totaling approximately $4.8 million through 1999. In addition to continued investment by us, other sources of funds for growth for ULA systems may include the raising of private or public debt and/or equity or the sale of non-strategic assets.

STATEMENTS OF CASH FLOWS

We had cash and cash equivalents of $252.1 million as of June 30, 1999, an increase of $216.5 million from $35.6 million as of December 31, 1998. Cash and cash equivalents of $83.5 million as of June 30, 1998 represented an increase of $9.2 million from $74.3 million as of December 31, 1997, the detail of which is as follows:

                                                                        For the Six Months Ended
                                                                               June 30,
                                                                   ----------------------------------
                                                                      1999                     1998
                                                                   ---------                ---------
                                                                             (In thousands)
     Cash flows from operating activities.................         $ (53,196)               $ (4,727)
     Cash flows from investing activities.................          (941,040)               (253,221)
     Cash flows from financing activities.................         1,260,671                 267,212
     Effect of exchange rates on cash.....................           (49,936)                    (30)
                                                                   ---------                --------
     Net increase in cash and cash equivalents............           216,499                   9,234
     Cash and cash equivalents at beginning of period.....            35,608                  74,289
                                                                   ---------                --------
     Cash and cash equivalents at end of period...........         $ 252,107                $ 83,523
                                                                   =========                ========

SIX MONTHS ENDED JUNE 30, 1999

Principal sources of cash during the six months ended June 30, 1999 included $1,409.1 million in proceeds from UPC's initial public offering and DIC's exercise of its option to acquire shares in UPC, $266.6 million of borrowings on the New Telekabel Facility, $208.9 million in proceeds from the issuance of the 1999 Notes, $162.1 million of borrowings on the New Austar Bank Facility, $54.4 million of borrowings on the UPC Senior Revolving Credit Facility, $30.0 million of borrowings on the VTRH Bank Facility, $42.8 million of borrowings by our other operating companies, $36.9 million from the issuance of our and UPC's equity securities, $18.0 million of proceeds from the sale of our Hungarian programming assets and $3.9 million from other investing and financing sources.

Principal uses of cash during the six months ended June 30, 1999 included $252.7 million for the acquisition of the additional 66.0% interest in VTRH, $252.0 million for the acquisition of the additional 49.0% interest in UTH, $109.7 million for the acquisition of GelreVision, $67.7 million for other acquisitions, $306.1 million for the repayment of the existing facility at UTH, $306.1 million for the repayment of a portion of the UPC Senior Revolving Credit Facility, $129.1 million for the repayment of the Austar Bank Facility, $56.1 million for the repayment of the UPC Bridge Bank Facility, $45.0 million for the repayment of a portion of the DIC Loan, $69.3 million for the repayment of other loans, $220.3 million of capital expenditures for system upgrade and new-build activities, $49.9 million negative exchange rate effect on cash, $37.8 million of funding to our affiliates, $20.2 million for deferred financing costs, $18.0 million for payment of a note, and $76.2 million for operating activities and other investing and financing uses.

SIX MONTHS ENDED JUNE 30, 1998

Principal sources of cash during the six months ended June 30, 1998 included $812.2 million from the issuance of the 1998 Notes, $132.7 million of borrowings on the UPC Senior Revolving Credit Facility and CNBH's major facility and $2.9 million from other investing and financing sources.

Principal uses of cash during the six months ended June 30, 1998 included $531.8 million for the redemption of the existing Old Notes, $100.9 million for the repayment of the KTE facility and a portion of the UPC Bridge Bank Facility, $88.0 million for the acquisition of Combivisie, The Netherlands, $47.7 million for the net purchase of short-term investments, $74.6 million of capital expenditures for system upgrade and new-build activities, $25.0 million for the repayment of the ULA Revolving Credit Facility, $20.7 million of debt financing costs, $28.8 million of funding to our affiliates and $21.1 million for operating activities and other investing and financing uses.

RESULTS OF OPERATIONS

The following table displays selected system operating data for our significant consolidated systems in the currency reported to United:

                                                         For the Three Months Ended      For the Six Months Ended
                                                                  June 30,                       June 30,
                                                        ---------------------------      ------------------------
                                                           1999             1998            1999          1998
                                                        ----------       ----------      ----------    ----------
                                                            (In thousands)                  (In thousands)
      UPC Revenue (NLG):
        Cable Television............................       156,265          93,323         289,178       184,578
        Telephony...................................        15,563             255          22,866           375
        Internet/Data...............................        12,170           2,066          19,507         3,069
        Programming and Other.......................          (864)          4,621             403         7,248
                                                        ----------      ----------      ----------    ----------
            Total UPC Revenue.......................       183,134         100,265         331,954       195,270
                                                        ==========      ==========      ==========    ==========
      UPC Adjusted EBITDA (NLG):
        Cable Television............................        69,941          42,492         129,865        87,305
        Telephony...................................       (15,926)           (865)        (28,043)       (1,127)
        Internet/Data...............................       (33,113)         (2,866)        (51,416)       (5,506)
        Programming and Other.......................       (18,970)         (8,531)        (34,494)      (13,481)
                                                        ----------      ----------      ----------    ----------
            Total UPC Adjusted EBITDA (1)...........         1,932          30,230          15,912        67,191
                                                        ==========      ==========      ==========    ==========
      Austar (A$):
        Revenue.....................................        53,089          30,479          99,468        59,270
                                                        ==========      ==========      ==========    ==========
        Adjusted EBITDA (1).........................        (3,465)         (9,956)        (10,651)       (9,440)
                                                        ==========      ==========      ==========    ==========
      VTRH (Chilean Pesos "Ch"):
        Revenue (2).................................    15,564,194      12,415,523      29,896,977    24,541,071
                                                        ==========      ==========      ==========    ==========
        Adjusted EBITDA (1) (2).....................     3,093,313       3,573,413       5,867,570     7,410,845
                                                        ==========      ==========      ==========    ==========

        (1) "Adjusted EBITDA" represents net operating earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
        (2) Based on Chilean GAAP. We began consolidating the results of operations of VTRH beginning May 1, 1999.

The following rates were used to translate the selected system operating data above into U.S. dollars for consolidation purposes per one U.S. dollar:

                                                                 Dutch   Australian   Chilean
                                                                Guilder    Dollar       Peso
                                                                -------  ----------   -------
     Average rate three months ended June 30, 1999........      2.0844     1.5302    489.6650
     Average rate three months ended June 30, 1998........      2.0229     1.5935         N/A

REVENUE. Revenue increased $75.6 million, or 107.4%, from $70.4 million for the three months ended June 30, 1998 to $146.0 million for the three months ended June 30, 1999. Revenue increased $116.1 million, or 84.3%, from $137.8 million for the six months ended June 30, 1998 to $253.9 million for the six months ended June 30, 1999.

EUROPE

Revenue for UPC in U.S. dollar terms increased $38.8 million, or 79.0% from $49.1 million for the three months ended June 30, 1998 to $87.9 million for the three months ended June 30, 1999, including a negative impact of $1.5 million due to exchange rate fluctuations. Revenue for UPC in U.S. dollar terms increased $68.3 million, or 71.6% from $95.4 million for the six months ended June 30, 1998 to $163.7 million for the six months ended June 30, 1999, including a positive impact of $0.6 million due to exchange rate fluctuations. On a functional currency basis, UPC's revenue increased NLG82.8 million or 82.6% from NLG100.3 million for the three months ended June 30, 1998 to NLG183.1 million for the three months ended June 30, 1999. On a functional currency basis, UPC's revenue increased NLG136.7 million or 70.0% from NLG195.3 million for the six months ended June 30, 1998 to NLG332.0 million for the six months ended June 30, 1999. The increase in cable television revenue primarily resulted from the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary effective July 1, 1998. For the period from February 1, 1999 through June 30, 1999, cable television revenue from UTH was NLG86.8 million, as compared to cable television revenue from CNBH, UPC's only consolidated Dutch system for the three months ended June 30, 1998, of NLG26.5 million. Total cable television revenue from Telekabel Hungary was NLG34.9 million for the six months ended June 30, 1999, compared to NLGnil for the six months ended June 30, 1998. The remaining increase in cable television revenue came from subscriber growth. The increase in telephony revenue is primarily a result of the consolidation of UTH, as well as increased telephony revenue from the launch of telephony services in Austria, France and Norway in the first half of 1999. Internet/data services revenue is primarily due to increased revenue from Austria due to subscriber growth, and the launch of Internet/data services in Belgium, France, The Netherlands and Norway in the first half of 1999.

ASIA/PACIFIC

Revenue for Austar increased $15.6 million, or 81.7% from $19.1 million for the three months ended June 30, 1998 to $34.7 million for the three months ended June 30, 1999. Austar's revenue increased $25.9 million, or 67.6%, from $38.3 million for the six months ended June 30, 1998 to $64.2 million for the six months ended June 30, 1999. On a functional currency basis, Austar's revenue increased A$22.6 million from A$30.5 million for the three months ended June 30, 1998 to A$53.1 million for the three months ended June 30, 1999, a 74.1% increase. Austar's functional revenue increased A$40.2 million, from A$59.3 million for the six months ended June 30, 1998 to A$99.5 million for the six months ended June 30, 1999, a 67.8% increase. These increases were primarily due to subscriber growth (329,002 at June 30, 1999 compared to 215,275 at June 30, 1998) as Austar continues to expand its customer base. The U.S. dollar increase was positively impacted by $1.4 million due to fluctuation in exchange rates between the three months ended June 30, 1999 and 1998. The U.S. dollar increase occurred despite the negative impact of $0.1 million due to fluctuation in exchange rates between the six months ended June 30, 1999 and 1998.

LATIN AMERICA

We began consolidating the results of operations of VTRH effective May 1, 1999. On a functional currency basis, VTRH's revenue increased Ch3.2 billion or 25.8% from Ch12.4 billion for the three months ended June 30, 1998 to Ch15.6 billion for the three months ended June 30, 1999. The increase in revenue primarily resulted from telephony subscriber growth (43,379 at June 30, 1999 compared to 7,884 at June 30, 1998) as well as modest multi-channel television subscriber growth (391,021 at June 30, 1999 compared to 380,716 at June 30, 1998). In addition, certain of VTRH's multi-channel television systems experienced rate increases this year compared to last year. For the three months ended June 30, 1999 the average monthly revenue per subscriber was Ch10,797 compared to Ch10,251 for the same period in the prior year.

ADJUSTED EBITDA. Adjusted EBITDA decreased $1.5 million during the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Adjusted EBITDA increased $0.1 million during the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

EUROPE

Adjusted EBITDA for UPC in U.S. dollar terms decreased $15.1 million, or 94.4%, from $16.0 million for the three months ended June 30, 1998 to $0.9 million for the three months ended June 30, 1999, including a negative impact of $0.5 million due to exchange rate fluctuations. Adjusted EBITDA for UPC in U.S. dollar terms decreased $24.7 million, or 75.3%, from $32.8 million for the six months ended June 30, 1998 to $8.1 million for the six months ended June 30, 1999, offset by a positive impact of $0.3 million due to exchange rate fluctuations. On a functional currency basis, UPC's Adjusted EBITDA decreased NLG28.3 million, or 93.7%, from NLG30.2 million for the three months ended June 30, 1998 to NLG1.9 million for the three months ended June 30, 1999. On a functional currency basis, UPC's Adjusted EBITDA decreased NLG51.3 million, or 76.3%, from NLG67.2 million for the six months ended June 30, 1998 to NLG15.9 million for the six months ended June 30, 1999. Although revenue increased compared to the same period in the prior year, increases in operating expense and selling, general and administrative expense outpaced the revenue increase, primarily due to the focus on the continued development of UPC's newer telephony and Internet/data services. We believe the introduction of telephone services and Internet/data services will have a significant negative impact on Adjusted EBITDA during 1999.

ASIA/PACIFIC

Austar's Adjusted EBITDA loss decreased $3.8 million, or 62.3%, from $(6.1) million for the three months ended June 30, 1998 to $(2.3) million for the three months ended June 30, 1999. This decrease in Adjusted EBITDA loss for the three months is due to the increase in revenue in 1999 associated with subscriber growth partially offset by increased programming costs. Austar's Adjusted EBITDA loss increased $1.0 million, or 17.2%, from $(5.8) million for the six months ended June 30, 1998 to $(6.8) million for the six months ended June 30, 1999. The increase in Adjusted EBITDA loss for the six month period from year to year was primarily due to the large increase in programming and transmission costs. The remainder of the increase between periods was due to an increase in salaries and benefits related to the additional personnel necessary to support Austar's establishment of local and state offices in its markets and an increase in customer subscriber management expense related to volume increases in telephone, billing and collection costs. These expense increases were almost entirely offset by increased revenues between periods due to subscriber growth. On a functional currency basis, Austar's Adjusted EBITDA loss decreased A$6.5 million from A$(10.0) million for the three months ended June 30, 1998 to A$(3.5) million for the three months ended June 30, 1999, a 65.0% decrease. Austar's functional currency Adjusted EBITDA loss increased A$1.3 million, from A$(9.4) million for the six months ended June 30, 1998 to A$(10.7) million for the six months ended June 30, 1999, a 13.8% increase. The U.S. dollar Adjusted EBITDA loss decrease was positively impacted by $0.1 million due to fluctuation in exchange rates between the three months ended June 30, 1999 and 1998 and the U.S. dollar Adjusted EBITDA loss increase was negatively impacted by $0.1 million due to fluctuation in exchange rates between the six months ended June 30, 1999 and 1998.

LATIN AMERICA

We began consolidating the results of operations of VTRH effective May 1, 1999. On a functional currency basis, VTRH's Adjusted EBITDA decreased Ch0.5 billion, or 13.9%, from Ch3.6 billion for the three months ended June 30, 1998 to Ch3.1 billion for the three months ended June 30, 1999. Although revenue increased compared to the same period in the prior year, increases in operating expense and selling, general and administrative expense outpaced the revenue increase, primarily due to the focus on the continued development of VTRH's newer telephony and Internet/data services and an increase in senior management personnel hired from the former shareholders of VTRH.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense increased $55.3 million from $3.7 million for the three months ended June 30, 1998 to $59.0 million for the three months ended June 30, 1999. Corporate general and administrative expense increased $66.2 million from $18.9 million for the six months ended June 30, 1998 to $85.1 million for the six months ended June 30, 1999. These increases were primarily attributable to a stock-based compensation charge of $30.5 million and $49.2 million from UPC's stock option plans for the three and six months ended June 30, 1999, respectively, compared to $0.2 million for the same periods in 1998. In addition, UAP recorded $17.6 million of non-cash stock-based compensation expense for the three and six months ended June 30, 1999.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $29.4 million and $34.2 million during the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998, respectively, as follows:

                                                         For the Three Months Ended      For the Six Months Ended
                                                                  June 30,                       June 30,
                                                        ---------------------------      ------------------------
                                                           1999             1998            1999          1998
                                                        ----------       ----------      ----------    ----------
                                                            (In thousands)                  (In thousands)
      Europe.........................................    $40,878          $22,632         $ 73,099       $47,286
      Asia/Pacific...................................     25,477           23,223           49,945        50,635
      Latin America..................................      8,951              283            9,411           449
      Corporate and other............................        373              182              622           485
                                                         -------          -------         --------       -------
           Total depreciation and amortization
             expense.................................    $75,679          $46,320         $133,077       $98,855
                                                         =======          =======         ========       =======

EUROPE

UPC's depreciation and amortization expense in U.S. dollar terms increased $18.3 million, or 81.0%, from $22.6 million for the three months ended June 30, 1998 to $40.9 million for the three months ended June 30, 1999, offset by a positive impact of $0.6 million due to exchange rate fluctuations. UPC's depreciation and amortization expense in U.S. dollar terms increased $25.8 million, or 54.5%, from $47.3 million for the six months ended June 30, 1998 to $73.1 million for the six months ended June 30, 1999, including a negative impact of $0.6 million due to exchange rate fluctuations. On a functional currency basis, UPC's depreciation and amortization expense increased NLG38.7 million, or 83.2%, from NLG46.5 million for the three months ended June 30, 1998 to NLG85.2 million for the three months ended June 30, 1999. On a functional currency basis, UPC's depreciation and amortization expense increased NLG53.4 million, or 56.2%, from NLG95.0 million for the six months ended June 30, 1998 to NLG148.4 million for the six months ended June 30, 1999. The increase is primarily due to additional depreciation and amortization from the consolidation of UTH effective February 1, 1999 and the consolidation of Telekabel Hungary effective July 1, 1998. The remaining increase is comprised of additional depreciation related to additional capital expenditures to upgrade the network in our Western European systems and new-build for developing systems. We expect depreciation and amortization to increase in the future due to anticipated acquisitions and continued new-build for developing systems.

ASIA/PACIFIC

Depreciation and amortization expense for Austar increased $3.6 million, or 16.8%, from $21.4 million for the three months ended June 30, 1998 to $25.0 million for the three months ended June 30, 1999. Depreciation and amortization expense for Austar increased $0.8 million, or 1.7% from $48.2 million for the six months ended June 30, 1998 to $49.0 million for the six months ended June 30, 1999. On a functional currency basis, Austar's depreciation and amortization expense increased A$4.5 million, from A$32.4 million for the three months ended June 30, 1998 to A$36.9 million for the three months ended June 30, 1999, a 13.9% increase. On a functional currency basis, Austar's depreciation and amortization expense increased A$1.9 million, from A$71.3 million for the six months ended June 30, 1998 to A$73.2 million for the six months ended June 30, 1999, a 2.7% increase. The U.S. dollar increases were negatively impacted by $0.9 million due to fluctuation in exchange rates between the three months ended June 30, 1999 and 1998 and positively impacted by $0.1 million due to fluctuation in exchange rates between the six months ended June 30, 1999 and 1998.

LATIN AMERICA

The increase in the three and six month periods ended June 30, 1999 is due to consolidating the results of operations of VTRH effective May 1, 1999.

GAIN ON ISSUANCE OF SECURITIES BY SUBSIDIARY. During February 1999, UPC successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System, raising gross and net proceeds at NLG63.91 ($32.78) per share of NLG2,852.9 million ($1,463.0 million) and NLG2,660.1 million ($1,364.1 million), respectively. Concurrent with the offering, DIC exercised its option and acquired 1,558,654 ordinary shares of UPC, resulting in proceeds to UPC of $45.0 million. Based on the carrying value of our investment in UPC as of February 11, 1999, we recognized a gain of $822.1 million from the resulting step-up in the carrying amount of our investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to our intent on holding our investment in UPC indefinitely.

INTEREST EXPENSE. Interest expense increased $14.1 million, or 29.6%, from $47.7 million during the three months ended June 30, 1998 to $61.8 million during the three months ended June 30, 1999. Interest expense increased $26.3 million, or 28.5%, from $92.2 million during the six months ended June 30, 1998 to $118.5 million during the six months ended June 30, 1999. These increases were primarily due to the continued accretion of interest on our $1,375.0 million aggregate principal amount 1998 Notes, continued accretion on the $492.9 million aggregate principal amount United A/P Notes, new debt in 1999 such as the DIC Loan and Telekabel Hungary Facility and consolidation of the New Telekabel Facility and VTRH Bank Facility.

FOREIGN CURRENCY EXCHANGE LOSS. Foreign currency exchange loss increased $11.9 million from $2.8 million for the three months ended June 30, 1998 to $14.7 million for the three months ended June 30, 1999. Foreign currency exchange loss increased $14.6 million from $5.6 million for the six months ended June 30, 1998 to $20.2 million for the six months ended June 30, 1999. These increases were primarily due to a decrease in the value of the Chilean Peso in relation to the U.S. dollar during the three months ended June 30, 1999. VTRH has approximately $253.0 million of U.S. dollar denominated notes payable which are subject to fluctuations in exchange rates.

EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF DEBT. In connection with the issuance of the 1998 Notes, we paid $531.8 million to repurchase the existing Old Notes which had an accreted value of $466.2 million as of February 5, 1998. This tender premium of $65.6 million, combined with the write off of unamortized deferred financing costs and other transaction related costs totaling $13.5 million, resulted in an extraordinary charge during the six months ended June 30, 1998 of $79.1 million.

SHARE IN RESULTS OF AFFILIATED COMPANIES. Our share in results of affiliated companies totaled a loss of $11.0 million and $16.3 million for the three months ended June 30, 1999 and 1998, respectively, and a loss of $31.6 million and $30.9 million for the six months ended June 30, 1999 and 1998, respectively, as follows:

                                                        For the Three Months Ended               For the Three Months Ended
                                                              June 30, 1999                             June 30, 1998
                                                   -----------------------------------       -----------------------------------
                                                    Company                                   Company
                                                   Ownership      Share in Results of        Ownership      Share in Results of
                                                    Interest      Affiliated Companies        Interest      Affiliated Companies
                                                   ---------      --------------------       ---------      --------------------
                                                                     (In thousands)                            (In thousands)
Europe:
  A2000.........................................    50.0%              $ (7,724)              50.0%              $ (6,499)
  UTH (1).......................................   100.0%                     -                  -                      -
  Hungary.......................................    50.0%                     -               50.0%                (2,358)
  UII Partnership
   (Melita, Princes Holdings and Tevel)(2)......   various                    -              various                  630
  Tevel (2).....................................    46.6%                   268                  -                      -
  Melita (2)....................................    50.0%                  (172)                 -                      -
  Monor.........................................    47.5%                 1,004               48.6%                  (693)
  Other.........................................   various                  436              various                 (322)
                                                                       --------                                  --------
                                                                         (6,188)                                   (9,242)
                                                                       --------                                  --------
Asia/Pacific:
  Saturn........................................    65.0%                (1,634)              65.0%                (2,175)
  XYZ Entertainment.............................    50.0%                (1,207)              25.0%                   955
  PCC...........................................    19.6%                   117               40.0%                    52
  HITV..........................................    49.0%                   330               49.0%                  (161)
                                                                       --------                                  --------
                                                                         (2,394)                                   (1,329)
                                                                       --------                                  --------
Latin America:
  VTRH (3)......................................    100.0%                 (990)               34.0%               (2,075)
  Megapo........................................     49.0%                   81                49.0%                  (79)
  TVSB (4)......................................    100.0%                    -                45.0%                 (218)
  MGM Networks LA...............................     50.0%               (1,608)               50.0%               (3,394)
  Jundiai.......................................     46.3%                   53                46.3%                   87
                                                                       --------                                  --------
                                                                         (2,464)                                   (5,679)
                                                                       --------                                  --------
Total share in results of
 affiliated companies...........................                       $(11,046)                                 $(16,250)
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

(3) Effective May 1, 1999 we increased our ownership interest in VTRH to 100% and began consolidating its results of operations.
(4) Effective October 2, 1998 we increased our ownership interest in TVSB to 100% and began consolidating its results of operations.

                                                         For the Six Months Ended                 For the Six Months Ended
                                                              June 30, 1999                             June 30, 1998
                                                   -----------------------------------       -----------------------------------
                                                    Company                                   Company
                                                   Ownership      Share in Results of        Ownership      Share in Results of
                                                    Interest      Affiliated Companies        Interest      Affiliated Companies
                                                   ---------      --------------------       ---------      --------------------
                                                                     (In thousands)                            (In thousands)
Europe:
  A2000.........................................     50.0%             $(12,813)              50.0%              $(11,358)
  UTH (5).......................................    100.0%               (2,757)                 -                      -
  Hungary.......................................     50.0%                 (111)              50.0%                (2,802)
  UII Partnership
   (Melita, Princes Holdings and Tevel) (6).....    various                   -              various                  430
  Tevel (6).....................................     46.6%               (1,830)                 -                      -
  Melita (6)....................................     50.0%                 (167)                 -                      -
  Monor.........................................     47.5%                  851               48.6%                  (957)
  Other.........................................    various                 304              various                 (695)
                                                                       --------                                  --------
                                                                        (16,523)                                  (15,382)
                                                                       --------                                  --------
Asia/Pacific:
  Saturn........................................     65.0%               (3,582)              65.0%                (3,979)
  XYZ Entertainment.............................     50.0%               (4,393)              25.0%                   470
  PCC...........................................     19.6%                  (64)              40.0%                  (339)
  HITV..........................................     49.0%                  201               49.0%                  (322)
                                                                       --------                                  --------
                                                                         (7,838)                                   (4,170)
                                                                       --------                                  --------
Latin America:
  VTRH (7)......................................     100.0%              (3,963)              34.0%                (4,379)
  Megapo........................................     49.0%                  238               49.0%                    40
  TVSB (8)......................................     100.0%                   -               45.0%                    47
  MGM Networks LA...............................     50.0%               (3,646)              50.0%                (7,239)
  Jundiai.......................................     46.3%                  124               46.3%                   165
                                                                       --------                                  --------
                                                                         (7,247)                                  (11,366)
                                                                       --------                                  --------
Total share in results of
 affiliated companies..........................                        $(31,608)                                 $(30,918)
                                                                       ========                                  ========

(5) Effective February 1, 1999 we increased our ownership interest in UTH from 51.0% to 100% and began consolidating their results of operations.
(6) Historically we held our interests in Melita, Princes Holdings and Tevel through UII, a general partnership. In November 1998 we acquired our partner's interest in Tevel and Melita and sold our interest in Princes Holdings.
(7) Effective May 1, 1999 we increased our ownership interest in VTRH to 100% and began consolidating its results of operations.
(8) Effective October 2, 1998 we increased our ownership interest in TVSB to 100% and began consolidating its results of operations.

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

YEAR 2000 PROGRAM. In response to possible Year 2000 problems, our Board of Directors established a Task Force to assess the impact that potential Year 2000 problems may have on company-wide operations and to implement necessary changes to address such problems. The Task Force reports directly to the United Board. In creating a program to minimize Year 2000 problems, the Task Force identified certain critical operations of our business. These critical operations are service delivery systems, field and headend devices, customer service and billing systems, and corporate management and administrative operations (e.g., cash flow, accounts payable and accounts receivable, payroll and building operations).

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

At June 30, 1999, 96.0% of our operating systems had completed the Identification Phase and the Task Force is working on the Implementation Phase for these systems. The Task Force has researched approximately 94.0% of the items identified during the Identification Phase as to Year 2000 compliance. Of the items researched, 81.0% are compliant and 5.0% are not compliant but can be easily remediated without significant cost to us. The remaining items require further research or additional testing. With respect to systems recently acquired or to be acquired, we have not determined whether any of these systems have their own programs in place for Year 2000 compliance. We are undertaking such reviews as soon as possible after the acquisitions, at which point we will determine at what level their systems are within our Year 2000 Program. In addition, our program has expanded because certain suppliers of computer software and hardware have re-classified their products from compliant to non-compliant or conditionally compliant. The majority of these items can be remedied with free downloadable patches from the vendor web sites.

The Task Force commenced the Testing Phase in first quarter 1999. The Task Force is supervising the Testing Phase of the computer system for our headend controllers and our customer service billing systems and routers. Based on current data to date, testing will continue through year-end 1999. At this time, we anticipate that all material aspects of the program will be completed before January 1, 2000, and we do not anticipate any material remediations or replacements.

Certain of our operating systems have not completed the Identification Phase, including Tahiti and certain Australian programming interests. Despite our attempts to include these systems in our Year 2000 Program, these systems have not responded. Therefore, we have no information on which to determine if these systems will be Year 2000 compliant by December 31, 1999. If none of these systems are Year 2000 compliant, we do not believe that their operation failure, if any, will have a material adverse effect on our business as a whole. The basis for determining the above percentages includes these systems.

In addition to our program, we are a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted us in developing our Year 2000 program. Part of the agenda of the working group is to develop test procedures and contingency plans for critical components of operating systems for the benefit of all of its members. These test procedures have been made available to members, including us.

THIRD PARTY DEPENDENCIES. We believe our largest Year 2000 risk is our dependency upon third-party products. Two significant areas on which our systems depend upon third-party products are programming and telephony interconnects. We do not have the ability to control such parties in their assessment and remediation procedures for potential Year 2000 problems. Should these parties not be prepared for Year 2000, their systems may fail, and we would not be able to provide our services to our customers. Notwithstanding these limitations, the

Task Force monitors the websites for all vendors used by us, to the extent available, for information on such vendors' Year 2000 programs. To the extent applicable, the Task Force uses such information to verify Year 2000 compliance and to implement remediation procedures. For example, this is how the Task Force learned that previously compliant reports on computer hardware and software from third party vendors have been re-classified as non-compliant or conditionally compliant. Such changes are not within the control of the Company.

We also have requested information from various third parties on the status of their Year 2000 compliance programs in an effort to prevent any possible interruptions or failures. To date, responses by programming vendors to such communications have been limited. The responses received state only that the party is working on Year 2000 issues and does not have a definitive position at this time. As a result, we are unable to assess the risk posed by our dependence upon such third parties' systems. Vendors for critical equipment components, such as the headend controllers mentioned below, have been more responsive, and we believe substantially all of this equipment will be Year 2000 compliant. We cannot, however, give any assurances concerning compliance of equipment because such belief is based on information provided by vendors, which cannot in all cases be independently verified, and because of the uncertainties inherent in Year 2000 remediation.

We have  considered  certain  limited  contingency  plans,  including  preparing back-up programming and stand-by power generators. Based on these considerations, the Task Force has distributed a contingency plan to all of our operating systems which sets forth preparation procedures and recovery solutions. Such contingency plans may not, however, resolve the problem in a satisfactory manner. With respect to other third-party systems, each United operating system is responsible for inquiring of their vendors and other entities with which they do business (e.g., utility companies, financial institutions and facility owners) as to such entities' Year 2000 compliance programs. In general, we manage the program with our internal Task Force. In addition, we have retained several independent consultants to assist with the Year 2000 Program for our operations in Europe, Eastern Europe and New Zealand. The consultants are also contacting third party vendors regarding their Year 2000 compliance measures. The Task Force will continue to evaluate the need for external resources to complete the Implementation Phase and implement the Testing Phase.

The Task Force is working closely with the manufacturers of our headend devices to remedy any Year 2000 problems assessed in the headend equipment. Recent information from the two primary manufacturers of such equipment indicate that most of the equipment used in the United operating systems are not date sensitive. Where such equipment needs to be upgraded for Year 2000 issues, such vendors are upgrading without charge. These upgrades are expected to be completed before year-end 1999, but such process is not wholly within the control of us or our systems. Approximately 99.0% of the headend controllers, which are considered the most critical component of the headend devices, have been upgraded and tested as compliant. With respect to billing and customer care systems, we use standard billing and customer care programs from several vendors. The Task Force is working with such vendors to achieve Year 2000 compliance for all systems in United.

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

COSTS OF COMPLIANCE. The Task Force is not able to determine the full cost of its Year 2000 program and its related impact on the financial condition of the Company. In the course of our business, we have made substantial capital adjustments over the past few years in improving our systems, primarily for reasons other than Year 2000. Because these upgrades also resulted in Year 2000 compliance, replacement and remediation costs have been low. The Task Force has, however, revised its estimates of the cost for the Year 2000 program to $4.4 million. The cost includes certain identified replacement and remediation procedures and external consultants, and has been increased because of system acquisitions and additional date sensitive items that require research as to Year 2000 compliance. Such estimate does not, however, include internal costs because we do not separately track the internal costs incurred for the Year 2000 program. Although no assurance can be made, we believe that the known Year 2000 compliance issues can be remedied without a material financial impact on us. No assurance can be made, however, as to the total cost (excluding internal costs) for the Year 2000 program until all of the data has been gathered. In addition, we can not predict the financial impact on us if Year 2000 problems are caused by third parties upon which our systems are dependent or experienced by entities in which we hold investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on our operations and financial condition.

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

IMPACT OF FOREIGN CURRENCY RATE CHANGES

The spot rates and average rates for the primary currencies that impact our financial statements are shown below per one U.S. dollar:

                                                                    Dutch   Australian   Chilean
                                                                   Guilder    Dollar      Peso
                                                                   -------  ----------  --------
     Spot Rate June 30, 1999...............................        2.1300     1.4981    518.7500
     Average rate for three months ended June 30, 1999.....        2.0844     1.5302    489.6650
     Spot Rate December 31, 1998...........................        1.8900     1.6332       N/A
     Spot Rate June 30, 1998...............................        2.0400     1.6145       N/A
     Average rate for three months ended June 30, 1998.....        2.0229     1.5935       N/A
     Spot Rate December 31, 1997...........................        2.0200     1.5378       N/A

We are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany charges such as the cost of equipment, management fees and certain other charges that are denominated in U.S. dollars but recorded in the functional currency of the foreign subsidiary. In addition, certain of our operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency, as follows:

                                                  Amount Outstanding
                                                  as of June 30, 1999
     U.S. Dollar Denominated Facilities           -------------------
     ----------------------------------             (in thousands)

     DIC Loan (1)
     8.0% per annum + 6.0% of
     principal at maturity.....................        $45,000

     Intercompany Loan to UPC (1)
     10.75% per annum..........................        $ 5,881

     TVSB Seller Note (2)
     average rate in 1999 of 10.0%.............        $ 5,700

     VTRH Bank Facility (3)
     average rate in 1999 of 9.82%.............        $145,000

     Intercompany Loan to VTRH (3)
     13.75% per annum..........................        $108,000


     (1)  Functional currency is Dutch Guilders.
     (2)  Functional currency is Brazilian Reals.
     (3)  Functional currency is Chilean Pesos.

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

In general, we do not execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. Accordingly, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. During the six months ended June 30, 1999, we recorded a negative change in cumulative translation adjustments of $86.6 million, primarily due to the strengthening of the U.S. dollar compared to the Dutch guilder and the Chilean Peso.

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                                                                                                  As of June 30, 1999
                                                                                      ------------------------------------------
                                                                                      Book Value                      Fair Value
                                                                                      ----------                      ----------
                                                                                 (U.S. dollars, in thousands, except interest rates)
Long-term and short-term  debt:
   Fixed rate U.S. dollar denominated 1999 Notes................................       $212,853                        $202,052
     Average interest rate......................................................         10.875%                         12.000%
   Fixed rate U.S. dollar denominated 1998 Notes................................       $940,996                        $914,375
     Average interest rate......................................................          10.75%                         11.464%
   Fixed rate U.S. dollar denominated United A/P Notes..........................       $381,420                        $345,006
     Average interest rate......................................................          14.00%                          16.26%
   Fixed rate U.S. dollar denominated DIC Loan..................................       $ 33,773                        $ 33,773
     Average interest rate......................................................           8.00%                           8.00%
   Fixed rate U.S. dollar denominated TVSB Seller Note..........................       $  6,169                        $  6,169
     Average interest rate......................................................          10.00%                          10.00%
   Variable rate Dutch guilder denominated Senior Revolving Credit Facility.....       $215,035                        $215,035
     Average interest rate......................................................           6.00%                           6.00%
   Variable rate Euro denominated New Telekabel Facility........................       $253,478                        $253,478
     Average interest rate......................................................           4.90%                           4.90%
   Variable rate French Franc denominated Mediareseaux Facility.................       $ 32,627                        $ 32,627
     Average interest rate......................................................           4.90%                           4.90%
   Variable rate French Franc denominated RCF Facility..........................       $ 38,208                        $ 38,208
     Average interest rate......................................................           4.40%                           4.40%
   Variable rate Australian dollar denominated New Austar Bank Facility.........       $167,546                        $167,546
     Average interest rate......................................................           7.20%                           7.20%
   Variable rate Dutch guilder denominated CNBH Facility........................       $112,439                        $112,439
     Average interest rate......................................................           3.90%                           3.90%
   Variable rate U.S. dollar denominated VTRH Bank Facility.....................       $145,000                        $145,000
     Average interest rate......................................................           9.82%                           9.82%

The table below presents principal cash flows by expected maturity dates for our debt obligations. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                                                                           Expected payment as of December 31,
                                                        ----------------------------------------------------------------------------
                                                          1999        2000        2001       2002      2003    Thereafter    Total
                                                        --------    --------    --------   --------  --------  ----------   --------
                                                                     (U.S. dollars, in thousands except interest rates)
Long-term and short-term debt:
  Fixed rate U.S. dollar denominated
    1999 Notes.....................................     $      -    $     -     $    -    $      -   $     -   $  212,853   $212,853
  Fixed rate U.S. dollar denominated
    1998 Notes.....................................     $      -    $     -     $    -    $      -   $     -   $  940,996   $940,996
  Fixed rate U.S. dollar denominated
    United A/P Notes...............................     $      -    $     -     $    -    $      -   $     -   $  381,420   $381,420
  Fixed rate U.S. dollar denominated
    DIC Loan.......................................     $      -    $33,773     $    -    $      -   $     -   $        -   $ 33,773
  Fixed rate U.S. dollar denominated
    TVSB Seller Note...............................     $  6,169    $     -     $    -    $      -   $     -   $        -   $  6,169
  Variable rate Dutch guilder denominated
    Senior Revolving Credit Facility...............     $215,035    $     -     $    -    $      -   $     -   $        -   $215,035
  Variable rate Euro denominated
    New Telekabel Facility.........................     $      -    $     -     $    -    $ 12,674   $25,348   $  215,456   $253,478
  Variable rate French Franc denominated
    Mediareseaux Facility..........................     $      -    $     -     $    -    $      -   $32,627   $        -   $ 32,627
  Variable rate French Franc denominated
    RCF Facility...................................     $  5,446    $ 5,446     $5,446    $  5,446   $ 5,446   $   10,978   $ 38,208
  Variable rate Australian dollar denominated
    New Austar Bank Facility.......................     $      -    $     -     $    -    $      -   $51,553   $  115,993   $167,546
  Variable rate Dutch guilder denominated
    CNBH Facility..................................     $      -    $     -     $3,296    $  7,699   $14,298   $   87,146   $112,439
  Variable rate U.S. dollar denominated
    VTRH Bank Facility.............................     $      -   $     -      $    -    $145,000   $     -   $        -   $145,000

We use interest rate swap agreements from time to time, to manage interest rate risk on our floating rate debt facilities. Interest rate swaps are entered into depending on our assessment of the market, and generally are used to convert the floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, we have four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 million ($33.4 million as of June 30, 1999) of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert on aggregate principal amount of A$100.0 million ($66.8 million as of June 30, 1999) of variable rate, long-term debt into fixed rate borrowings. As of June 30, 1999, the weighted-average fixed rate under these agreements was 7.95%. As a result of these swap agreements, interest expense was increased by approximately A$0.3 million ($0.2 million) during the second quarter of 1999.

Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. As of June 30, 1999, we estimate that we would have paid approximately A$3.4 million ($2.3 million) to terminate the agreements.

The table below provides information about our interest rate swaps. The table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents (in thousands), which is our reporting currency.

                                                                 As of December 31,
                                             -------------------------------------------------------------
                                             1999    2000    2001     2002    2003    Thereafter    Total
                                             ----    ----    ----     ----    ----    ----------   -------
                                                 (U.S. dollars, in thousands, except interest rates)
     Interest Rate Swaps:
       Variable to fixed..................      -       -       -   $33,376       -      $66,751   $100,127
       Average pay rate %.................   7.95%   7.95%   7.95%     7.95%   7.95%        7.95%      7.95%
       Average receive rate %.............   7.65%   7.65%   7.65%     7.65%   7.65%        7.65%      7.65%

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)     Exhibits

        27.1   Financial Data Schedule

(b)     Reports on Form 8-K filed during the quarter


        ------------------------- ------------------------------------ -------------------------------
        Date of Filing            Date of Event                        Item Reported
        ------------------------- ------------------------------------ -------------------------------
        April 26, 1999            February 17, 1999                    Item 5 - Initial public
                                                                       offering of UPC
        ------------------------- ------------------------------------ -------------------------------
        May 10, 1999              April 29, 1999                       Item 5 - VTRH Acquisition
        ------------------------- ------------------------------------ -------------------------------
        June 16, 1999             June 16, 1999                        Item 5 - Austar United
                                                                       Communications Limited
                                                                       Initial Public Offering
        ------------------------- ------------------------------------ -------------------------------
        June 28, 1999             June 28, 1999                        Item 2 - Acquisition of:
                                                                         UTH
                                                                         @Entertainment
                                                                         A2000
                                                                         Kabel Plus
        ------------------------- ------------------------------------ -------------------------------
        June 29, 1999             June 29, 1999                        Item 5 - United offering of
                                                                       Series C Convertible
                                                                       Preferred Stock
        ------------------------- ------------------------------------ -------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of August 1999.

                                          UnitedGlobalCom, Inc.
                                          a Delaware corporation

                                          By: /s/ Valerie L. Cover
                                             --------------------------------
                                              Valerie L. Cover
                                              Controller and Vice President
                                              (a Duly Authorized Officer and
                                                  Principal Financial Officer)