Form 10-Q
period 1999-09-30
UNITEDGLOBALCOM INC
filed 1999-11-15
CIK 887949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                           Commission File No. 0-21974

                              UnitedGlobalCom, Inc.
             (formerly known as United International Holdings, Inc.) (Exact name of Registrant as specified in its charter)

         State of Delaware                                      84-1116217
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  4643 South Ulster Street, #1300
         Denver, Colorado                                          80237
(Address of principal executive offices)                        (Zip code)

       Registrant's telephone number, including area code: (303) 770-4001




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---


The number of shares outstanding of the Registrant's common stock as of November 2, 1999 was:

Class A Common Stock --  31,773,179 shares
Class B Common Stock --   9,661,970 shares



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

                                                   PART I - FINANCIAL INFORMATION
                                                   ------------------------------

Item 1   - Financial Statements
------
     Condensed Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998.............     3

     Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
         September 30, 1999 and 1998 (Unaudited)..................................................................     4

     Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the Nine Months Ended
         September 30, 1999 (Unaudited)...........................................................................     5

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1999 and 1998 (Unaudited)..................................................................     7

     Notes to Condensed Consolidated Financial Statements (Unaudited).............................................    10

Item 2   - Management's Discussion and Analysis of Financial Condition and Results of Operations..................    31
------

Item 3   - Quantitative and Qualitative Disclosures about Market Risk.............................................    49
------


                                                    PART II - OTHER INFORMATION
                                                    ---------------------------

Item 6   - Exhibits and Reports on Form 8-K.......................................................................    53
------

                                                       UnitedGlobalCom, Inc.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Stated in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                                                              As of        As of
                                                                                                          September 30, December 31,
                                                                                                              1999         1998
ASSETS                                                                                                    ------------- ------------
Current assets
  Cash and cash equivalents............................................................................... $   317,018  $   35,608
  Restricted cash.........................................................................................      18,724      17,215
  Short-term liquid investments...........................................................................     494,056      41,498
  Subscriber receivables, net of allowance for doubtful accounts of $23,212 and $5,482, respectively......      66,730      13,788
  Costs to be reimbursed by affiliated companies..........................................................      15,326      21,232
  Other related party receivables.........................................................................       6,367       2,064
  Other receivables.......................................................................................      60,351      15,380
  Inventory...............................................................................................      64,860      12,762
  Other current assets, net...............................................................................      84,378      16,363
                                                                                                            ----------  ----------
       Total current assets...............................................................................   1,127,810     175,910
Investments in and advances to affiliated companies, accounted for under the equity method, net...........     307,212     429,490
Property, plant and equipment, net of accumulated depreciation of $388,276 and $201,183, respectively.....   2,150,707     464,059
Goodwill and other intangible assets, net of accumulated amortization of $112,031 and $39,683,
  respectively............................................................................................   2,935,937     424,934
Deferred financing costs, net of accumulated amortization of $14,030 and $9,923, respectively.............     115,323      41,270
Other assets, net.........................................................................................      22,304       6,432
                                                                                                            ----------  ----------
       Total assets.......................................................................................  $6,659,293  $1,542,095
                                                                                                            ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable, including related party payables of $3,085 and $247, respectively.....................  $  193,713  $   76,696
  Accrued liabilities.....................................................................................     248,152      66,079
  Subscriber prepayments and deposits.....................................................................      57,706      24,210
  Short-term debt.........................................................................................     172,820      93,379
  Current portion of senior discount notes................................................................         167         412
  Current portion of other long-term debt.................................................................       7,244      62,252
  Other current liabilities...............................................................................      14,264       3,524
                                                                                                            ----------  ----------
       Total current liabilities..........................................................................     694,066     326,552
Senior discount notes.....................................................................................   3,544,891   1,249,643
Other long-term debt......................................................................................   1,516,303     689,646
Deferred compensation.....................................................................................       1,801     173,251
Deferred taxes............................................................................................      17,244       4,580
Other long-term liabilities...............................................................................      69,052       7,097
                                                                                                            ----------  ----------
       Total liabilities..................................................................................   5,843,357   2,450,769
                                                                                                            ----------  ----------
Minority interests in subsidiaries........................................................................     574,737      18,705
                                                                                                            ----------  ----------
Preferred  stock, $0.01 par value, 3,000,000 shares authorized, stated at liquidation value:
  Series A Convertible Preferred Stock, 0 and 132,144 shares issued and outstanding, respectively.........           -      26,086
                                                                                                            ----------  ----------
  Series B Convertible Preferred Stock, 116,185 and 139,031 shares issued and outstanding, respectively...      26,490      30,200
                                                                                                            ----------  ----------
Stockholders' equity (deficit):
  Class A Common Stock, $0.01 par value, 210,000,000 shares authorized, 34,508,188 and 30,674,995
    shares issued, respectively...........................................................................         345         307
  Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 9,661,970 and 9,915,880
    shares issued and outstanding, respectively..........................................................           97          99
  Series C Convertible Preferred Stock, 425,000 shares authorized, 425,000 and 0 shares issued
    and outstanding, respectively.........................................................................     402,687           -
  Additional paid-in capital..............................................................................     746,834     378,597
  Deferred compensation...................................................................................     (65,318)       (679)
  Treasury stock, at cost, 2,784,620 shares of Class A Common Stock.......................................     (29,061)    (29,061)
  Accumulated deficit.....................................................................................    (645,567) (1,241,986)
  Other cumulative comprehensive loss.....................................................................    (195,308)    (90,942)
                                                                                                            ----------  ----------
       Total stockholders' equity (deficit)...............................................................     214,709    (983,665)
                                                                                                            ----------  ----------
       Total liabilities and stockholders' equity (deficit)...............................................  $6,659,293  $1,542,095
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

                                                       UnitedGlobalCom, Inc.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Stated in thousands, except share and per share amounts)
                                                            (Unaudited)


                                                                            For the Three Months Ended    For the Nine Months Ended
                                                                                   September 30,                September 30,
                                                                            --------------------------    --------------------------
                                                                               1999            1998          1999            1998
                                                                            ----------      ----------    ----------      ----------
Revenue.................................................................... $  206,732      $   77,955    $  460,646     $  215,790
System operating expense...................................................   (120,321)        (38,181)     (251,233)       (99,402)
System selling, general and administrative expense.........................    (90,851)        (32,714)     (190,611)       (86,187)
Corporate general and administrative expense...............................    (23,367)        (23,163)     (108,423)       (42,100)
Depreciation and amortization..............................................   (127,298)        (43,814)     (260,375)      (142,669)
                                                                            ----------      ----------    ----------     ----------
     Net operating loss....................................................   (155,105)        (59,917)     (349,996)      (154,568)

Gain on issuance of common equity securities by subsidiaries...............    283,947              -      1,106,014              -
Interest income, including related party income of $142, $306, $420 and
  $750, respectively.......................................................     12,993           3,134        22,400          9,494
Interest expense...........................................................   (116,255)        (48,515)     (234,712)      (140,764)
Gain on sale of investment in affiliate....................................          -               -         7,456             -
Foreign currency exchange (loss) gain......................................     (4,629)          6,344       (24,834)           708
Other income (expense), net................................................      4,946          (3,386)       (1,898)        (4,742)
                                                                            ----------      ----------    ----------     ----------
     Net income (loss) before other items..................................     25,897        (102,340)      524,430       (289,872)

Share in results of affiliated companies, net..............................    (16,758)        (17,045)      (48,366)       (47,963)
Minority interests in subsidiaries.........................................     52,854          (1,725)      127,792         (1,746)
                                                                            ----------      ----------    ----------     ----------
     Net income (loss) before extraordinary charge.........................     61,993        (121,110)      603,856       (339,581)

Extraordinary charge for early retirement of debt..........................          -               -             -        (79,091)
                                                                            ----------      ----------    ----------     ----------
     Net income (loss)..................................................... $   61,993      $ (121,110)   $  603,856     $ (418,672)
                                                                            ==========      ==========    ==========     ==========

Change in unrealized gain on available-for-sale securities................. $     (339)     $     (338)   $      127     $      121
Change in cumulative translation adjustments...............................    (17,924)        (15,494)     (104,493)       (25,924)
                                                                            ----------      ----------    ----------     ----------
     Comprehensive income (loss)........................................... $   43,730      $ (136,942)   $  499,490     $ (444,475)
                                                                            ==========      ==========    ==========     ==========

Basic net income (loss) attributable to common shareholders (Note 12)...... $   54,071      $ (121,517)   $  594,730     $ (419,729)
                                                                            ==========      ==========    ==========     ==========
Diluted net income (loss) attributable to common shareholders (Note 12).... $   54,556      $ (121,517)   $  603,856     $ (419,729)
                                                                            ==========      ==========    ==========     ==========
Net income (loss) per common share:
     Basic income (loss) before extraordinary charge....................... $     1.31      $    (3.29)   $    14.78     $    (9.35)
     Extraordinary charge..................................................          -               -             -          (2.17)
                                                                            ----------      ----------    ----------     ----------
     Basic net income (loss)............................................... $     1.31      $    (3.29)   $    14.78     $   (11.52)
                                                                            ==========      ==========    ==========     ==========

     Diluted income (loss) before extraordinary charge..................... $     1.22      $    (3.29)   $    13.05     $    (9.35)
     Extraordinary charge..................................................          -               -             -          (2.17)
                                                                            ----------      ----------    ----------     ----------
     Diluted net income (loss)............................................. $     1.22      $    (3.29)   $    13.05     $   (11.52)
                                                                            ==========      ==========    ==========     ==========
Weighted-average number of common shares outstanding:
     Basic................................................................. 41,272,627      36,983,980    40,251,361     36,423,667
                                                                            ==========      ==========    ==========     ==========
     Diluted............................................................... 44,835,484      36,983,980    46,255,351     36,423,667
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

                                                                 4

                                                       UnitedGlobalCom, Inc.
                                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                            (Stated in thousands, except share amounts)
                                                           (Unaudited)


                                       Class A           Class B          Series C
                                     Common Stock     Common Stock    Preferred Stock  Additional                Treasury Stock
                                   ---------------- ---------------- ------------------  Paid-In     Deferred   -------------------
                                    Shares   Amount  Shares   Amount   Shares   Amount   Capital   Compensation  Shares     Amount
                                   --------- ------ --------- ------ --------- -------- ---------- ------------ ---------  --------
Balances, December 31, 1998...... 30,674,995  $307  9,915,880  $ 99         -  $      -  $378,597   $   (679)   2,784,620  $(29,061)
Exchange of Class B Common Stock
  for Class A Common Stock.......    253,910     2   (253,910)   (2)        -         -         -          -            -         -
Issuance of Class A Common Stock
  in connection with exercise
  of warrants....................  1,011,251    10          -     -         -         -    15,158          -            -         -
Issuance of Class A Common Stock
  in connection with Company's
  stock option plans.............    820,374     8          -     -         -         -     8,628          -            -         -
Issuance of Class A Common Stock
  in connection with Company's
  401(k) plan....................        751     -          -     -         -         -        51          -            -         -
Exchange of Series A Convertible
  Preferred Stock for Class A
  Common Stock...................  1,503,202    15          -     -         -         -    26,291          -            -         -
Exchange of  Series B Convertible
  Preferred Stock for Class A
  Common Stock...................    243,705     3          -     -         -         -     5,176          -            -         -
Issuance of Series C Convertible
  Preferred Stock................          -     -          -     -   425,000   395,250   (13,462)         -            -         -
Accrual of dividends on
  Series A and B
  Convertible Preferred Stock....          -     -          -     -         -         -    (1,689)         -            -         -
Accrual of dividends on Series C
  Convertible Preferred Stock....          -     -          -     -         -     7,437         -          -            -         -
Equity transactions of
  subsidiaries...................          -     -          -     -         -         -   328,084   (118,856)           -         -
Amortization of deferred
  compensation...................          -     -          -     -         -         -         -     54,217            -         -
Net income.......................          -     -          -     -         -         -         -          -            -         -
Change in cumulative
  translation adjustments........          -     -          -     -         -         -         -          -            -         -
Change in unrealized gain on
  available-for-sale securities..          -     -          -     -         -         -         -          -            -         -
                                  ----------  ----  ---------  ----   -------  --------  --------   --------    ---------  --------
Balances, September 30, 1999..... 34,508,188  $345  9,661,970  $ 97   425,000  $402,687  $746,834   $(65,318)   2,784,620  $(29,061)
                                  ==========  ====  =========  ====   =======  ========  ========   ========    =========  ========



                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                              UnitedGlobalCom, Inc.
 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
                   (Stated in thousands, except share amounts)
                                   (Unaudited)

                                                    Other
                                                  Cumulative
                                    Accumulated  Comprehensive
                                     Deficit        Loss          Total
                                   -----------  --------------   ----------

Balances, December 31, 1998......  $(1,241,986)   $ (90,942)     $(983,665)
Exchange of Class B Common Stock
  for Class A Common Stock.......            -            -              -
Issuance of Class A Common Stock
  in connection with exercise
  of warrants....................            -            -         15,168
Issuance of Class A Common Stock
  in connection with Company's
  stock option plans.............            -            -          8,636
Issuance of Class A Common Stock
  in connection with Company's
  401(k) plan....................            -            -             51
Exchange of Series A Convertible
  Preferred Stock for Class A
  Common Stock...................            -            -         26,306
Exchange of  Series B Convertible
  Preferred Stock for Class A
  Common Stock...................            -            -          5,179
Issuance of Series C Convertible
  Preferred Stock................            -            -        381,788
Accrual of dividends on
  Series A and B
  Convertible Preferred Stock....            -            -         (1,689)
Accrual of dividends on Series C
  Convertible Preferred Stock....       (7,437)           -              -
Equity transactions of
  subsidiaries...................            -            -        209,228
Amortization of deferred
  compensation...................            -            -         54,217
Net income.......................      603,856            -        603,856
Change in cumulative
  translation adjustments........            -     (104,493)      (104,493)
Change in unrealized gain on
  available-for-sale securities..            -          127            127
                                   -----------    ---------      ---------
Balances, September 30, 1999.....  $  (645,567)   $(195,308)     $ 214,709
                                   ===========    =========      =========


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

                                                       UnitedGlobalCom, Inc.
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Stated in thousands)
                                                           (Unaudited)

                                                                                                       For the Nine Months Ended
                                                                                                             September 30,
                                                                                                      ----------------------------
                                                                                                         1999              1998
                                                                                                      ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................................................  $  603,856       $(418,672)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
  Gain on issuance of common equity securities by subsidiaries.......................................  (1,106,014)              -
  Extraordinary charge for early retirement of debt..................................................           -          79,091
  Share in results of affiliated companies, net......................................................      42,369          47,963
  Minority interests in subsidiaries.................................................................    (127,792)          1,746
  Depreciation and amortization......................................................................     260,375         142,669
  Accretion of interest on senior notes and amortization of deferred financing costs.................     152,325         104,907
  Stock-based compensation expense...................................................................      71,702          19,199
  Gain on sale of investment in affiliate............................................................      (7,456)              -
  Increase in receivables, net.......................................................................     (29,950)         (3,195)
  Increase in other assets...........................................................................      (7,067)        (25,700)
  Increase in accounts payable, accrued liabilities and other........................................     103,647          17,541
                                                                                                       ----------       ---------
     Net cash flows from operating activities........................................................     (44,005)        (34,451)
                                                                                                       ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments............................................................    (557,000)       (142,770)
Proceeds from sale of short-term liquid investments..................................................      89,711         117,684
Restricted cash (deposited) released, net............................................................      (2,816)          3,251
Investments in and advances to affiliated companies..................................................    (144,117)        (36,243)
Proceeds from sale of investment in affiliated company...............................................      18,000               -
New acquisitions, net of cash acquired...............................................................  (2,103,861)       (103,889)
Capital expenditures.................................................................................    (444,140)       (125,913)
Other................................................................................................      (5,638)         (2,983)
                                                                                                       ----------       ---------
     Net cash flows from investing activities........................................................  (3,149,861)       (290,863)
                                                                                                       ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock by subsidiaries.............................................................   1,703,471               -
Issuance of Series C Convertible Preferred Stock.....................................................     381,788               -
Issuance of common stock in connection with exercise of warrants.....................................      15,168               -
Issuance of common stock in connection with Company's and subsidiary's stock option plans............      24,961           9,235
Proceeds from offering of senior discount notes......................................................   1,727,639         812,200
Retirement of existing senior notes..................................................................        (265)       (531,800)
Proceeds from short-term and long-term borrowings....................................................     915,186         176,390
Deferred financing costs.............................................................................     (72,640)        (23,888)
Repayments of short-term and long-term borrowings....................................................  (1,137,040)       (133,837)
Payment of sellers note..............................................................................     (18,000)              -
Other................................................................................................       2,971               -
                                                                                                       ----------       ---------
     Net cash flows from financing activities........................................................   3,543,239         308,300
                                                                                                       ----------       ---------
EFFECT OF EXCHANGE RATES ON CASH.....................................................................     (67,963)          1,088
                                                                                                       ----------       ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................................     281,410         (15,926)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................................................      35,608          74,289
                                                                                                       ----------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................................................  $  317,018       $  58,363
                                                                                                       ==========       =========

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

                                                       UnitedGlobalCom, Inc.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                      (Stated in thousands)
                                                           (Unaudited)

                                                                                                       For the Nine Months Ended
                                                                                                             September 30,
                                                                                                      ----------------------------
                                                                                                         1999              1998
                                                                                                      ----------        ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest............................................................................. $  54,920          $34,910
                                                                                                      =========          =======
  Cash received for interest......................................................................... $  17,470          $ 6,710
                                                                                                      =========          =======
ACQUISITION OF 100% OF @ENTERTAINMENT:
  Net current assets................................................................................. $ (51,239)         $     -
  Property, plant and equipment......................................................................  (196,178)               -
  Goodwill ..........................................................................................  (986,814)               -
  Long-term liabilities..............................................................................   448,566                -
  Other..............................................................................................   (21,335)               -
                                                                                                      ---------          -------
     Total cash paid.................................................................................  (807,000)               -
  Cash acquired......................................................................................    62,507                -
                                                                                                      ---------          -------
     Net cash paid................................................................................... $(744,493)         $     -
                                                                                                      =========          =======
ACQUISITION OF 100% OF STJARN:
  Property, plant and equipment...................................................................... $ (43,171)         $     -
  Goodwill...........................................................................................  (442,094)               -
  Net current liabilities............................................................................    55,997                -
  Long-term liabilities..............................................................................    32,268                -
                                                                                                      ---------          -------
     Total purchase price............................................................................  (397,000)               -
  Seller's Note......................................................................................   100,000                -
                                                                                                      ---------          -------
     Total cash paid.................................................................................  (297,000)               -
  Cash acquired......................................................................................     3,792                -
                                                                                                      ---------          -------
     Net cash paid................................................................................... $(293,208)         $     -
                                                                                                      =========          =======
ACQUISITION OF REMAINING 49.0% OF UTH:
  Property, plant and equipment...................................................................... $(210,013)         $     -
  Investments in affiliated companies................................................................   (46,830)               -
  Goodwill...........................................................................................  (256,749)               -
  Net current liabilities............................................................................     5,384                -
  Long-term liabilities..............................................................................   242,536                -
                                                                                                      ---------          -------
     Total cash paid.................................................................................  (265,672)               -
  Cash acquired......................................................................................    13,629                -
                                                                                                      ---------          -------
     Net cash paid................................................................................... $(252,043)         $     -
                                                                                                      =========          =======
ACQUISITION OF REMAINING 50.0% OF A2000:
  Receivables assumed................................................................................ $ (13,062)         $     -
  Property, plant and equipment......................................................................   (96,539)               -
  Goodwill...........................................................................................  (274,361)               -
  Net current liabilities............................................................................    25,044                -
  Long-term liabilities..............................................................................   129,918                -
                                                                                                      ---------          -------
     Total cash paid.................................................................................  (229,000)               -
  Cash acquired......................................................................................       521                -
                                                                                                      ---------          -------
     Net cash paid................................................................................... $(228,479)         $     -
                                                                                                      =========          =======


                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 8


                                                       UnitedGlobalCom, Inc.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                      (Stated in thousands)
                                                           (Unaudited)

                                                                                                       For the Nine Months Ended
                                                                                                             September 30,
                                                                                                      ----------------------------
                                                                                                         1999              1998
                                                                                                      ----------        ----------
ACQUISITION OF REMAINING INTEREST IN VTRH:
  Working capital.................................................................................... $ (10,671)         $     -
  Property, plant and equipment......................................................................  (203,200)               -
  Goodwill and other intangible assets...............................................................  (242,131)               -
  Other long-term assets.............................................................................   (14,971)               -
  Elimination of equity investment in Chilean joint venture..........................................    68,517                -
  Long-term liabilities..............................................................................   144,277                -
                                                                                                      ---------          -------
      Total cash paid................................................................................  (258,179)               -
  Cash acquired......................................................................................     5,498                -
                                                                                                      ---------          -------
      Net cash paid.................................................................................. $(252,681)         $     -
                                                                                                      =========          =======
ACQUISITION OF 100% OF GELREVISION:
  Property, plant and equipment...................................................................... $ (49,407)         $     -
  Goodwill...........................................................................................   (67,335)               -
  Net current liabilities............................................................................     2,682                -
  Long-term liabilities..............................................................................     4,236                -
                                                                                                      ---------          -------
      Total cash paid................................................................................  (109,824)               -
  Cash acquired......................................................................................       136                -
                                                                                                      ---------          -------
      Net cash paid.................................................................................. $(109,688)         $     -
                                                                                                      =========          =======



                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 9

                              UnitedGlobalCom, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 1999
                                   (Unaudited)

1.   ORGANIZATION AND NATURE OF OPERATIONS

UnitedGlobalCom, Inc. (formerly known as United International Holdings, Inc., together with its majority-owned subsidiaries, the "Company" or "United") was formed as a Delaware corporation in May 1989, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations outside the United States.

The following chart presents a summary of the Company's significant investments in multi-channel television and telephony operations as of September 30, 1999.


************************************************************************************************************************************
*                                                              United                                                              *
************************************************************************************************************************************
           100.0% *                                                            100.0% *
***************************************  *******************************************************************************************
*     United Europe, Inc. ("UEI")     *  *                    United International Properties, Inc. ("UIPI")                       *
***************************************  *******************************************************************************************
                  *                                                                   *
                  *                                           **********************************************
         61.5%(1) *                                 100.0%(7) *                                            *  100.0%
***************************************  ********************************************* *********************************************
*  United Pan-Europe Communications   *  *  United Asia/Pacific Communications, Inc. * *        United Latin America, Inc.         *
*            N.V. ("UPC")             *  *                 ("UAP")*                  * *                 ("ULA")                   *
***************************************  ********************************************* *********************************************
                  *                                 100.0%    *                                             *
***************************************  ********************************************* *********************************************
*Austria:                             *  *       United Australia/Pacific, Inc.      * *Brazil:                                    *
* Telekabel Group              95.0%  *  *              ("United A/P")               * * TV Show Brasil, S.A. ("TVSB")     100.0%  *
*Belgium:                             *  ********************************************* * TV Cabo e Comunicacoes de                 *
* UPC Belgium                 100.0%  *                       *                        *  Jundiai, S.A. ("Jundiai")         46.3%  *
*Czech Republic:                      *              75.5%    *                        *Chile:                                     *
* Kabel Net Group                     *  ********************************************* * VTR Hipercable S.A. ("VTRH")      100.0%  *
*  ("KabelNet")               100.0%  *  *   Austar United Communications Limited    * *Mexico:                                    *
*France:                              *  *           ("Austar United")               * * Tele Cable de Morelos, S.A.               *
* Mediareseaux Marne S.A.             *  ********************************************* *  de C.V. ("Megapo")                49.0%  *
*  ("Mediareseaux")(2)         99.6%  *                       *                        *Peru:                                      *
* Reseaux Cables de France            *                       *                        * Cable Star S.A. ("Cable Star")     62.2%  *
*  ("RCF")(3)                  95.3%  *  ********************************************* *Latin American Programming:                *
* Time Warner Cable France(3)  99.6%  *  *Australia:                                 * * MGM Networks Latin America                *
* Videopole(3)                 99.6%  *  * CTV Pty Limited and STV Pty               * *  LLC ("MGM Networks LA")           50.0%  *
*Hungary:                             *  *  Limited (collectively,                   * *********************************************
* UPC Magyarorszag(4)   3       79.3%  *  *  ("Austar")                      100.0%   *
* Monor Telefon Tarsasag,             *  * United Wireless Pty Limited               *
*  Rt ("Monor")                47.5%  *  *  ("United Wireless")             100.0%   *
*Ireland:                             *  * XYZ Entertainment Pty Limited             *
* Tara Television Limited             *  *  ("XYZ Entertainment")            50.0%   *
*  ("Tara")                    80.0%  *  *New Zealand:                               *
*Israel:                              *  * Saturn Communications Limited             *
* Tevel Israel International          *  *  ("Saturn")                      100.0%   *
*  Communications Ltd.                *  *********************************************
*  ("Tevel")                   46.6%  *
*Malta:                               *
* Melita Cable TV PLC                 *  *********************************************
*  ("Melita")                  50.0%  *  * *Other UAP                                *
*The Netherlands:                     *  *                                           *
* UPC Nederland(5)            100.0%  *  *China:                                     *
* A2000 Holding N.V.                  *  * Hunan International TV                    *
*  ("A2000")(6)               100.0%  *  *  Communications Company                   *
* GelreVision(6)              100.0%  *  *  Limited ("HITV")                 49.0%(8)*
* Priority Telecom N.V.       100.0%  *  *Philippines:                               *
* chello Broadband N.V.               *  * Pilipino Cable Corporation                *
*  ("chello")                 100.0%  *  *  ("PCC")                          19.6%(9)*
* UPC Programming B.V.                *  *Tahiti:                                    *
*  ("(UPCtv")                 100.0%  *  * Telefenua S.A. ("Telefenua")      90.0%   *
*Norway:                              *  *********************************************
* UPC Norge AS ("UPC Norge")  100.0%  *
*Poland:                              *
* @Entertainment, Inc.                *
*  ("@Entertainment")         100.0%  *
*Romania:                             *
* Control Cable Ventures SRL          *
*  ("Control Cable")          100.0%  *
* Multicanal Holdings SRL             *
*  ("Multicanal")             100.0%  *
* Eurosat CA-TV SRL                   *
*  ("Eurosat")                 51.0%  *
* Diplomatic International,           *
   srl                        100.0%  *
* Selektronic                 100.0%  *
*Slovak Republic:                     *
* Kabeltel SRO ("Kabeltel")   100.0%  *
* UPC Slovensko s.r.o.                *
*  ("UPC Slovensko")          100.0%  *
* Trnavatel SRO                       *
*  ("Trnavatel")               95.0%  *
*Spain/Portugal:                      *
* Iberian Programming                 *
*  Services ("IPS")            50.0%  *
*Sweden:                              *
* Stjarn TVnatet AB                   *
*  ("Stjarn")                 100.0%  *
*United Kingdom:                      *
* Xtra Music Ltd.              41.0%  *
*Other:                               *
* SBS Broadcasting SA ("SBS")  13.3%  *
***************************************
                                                                11

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) In October 1999, UPC closed an offering of 15.0 million ordinary shares at euro("euro")59.75 ($64.68) per share, for gross proceeds of approximately euro896.3 ($970.2) million. This sale diluted United's ownership to 50.5% on a fully diluted basis.
(2) The minority shareholder holds warrants giving it the right to purchase for a nominal amount new shares corresponding to 4.6% of Mediareseaux's share capital. Accordingly, UPC has a 95.0% economic interest in Mediareseaux.
(3) UPC's investment in RCF, Time Warner Cable France and Videopole is held through Mediareseaux.
(4)  Formerly known as Telekabel Hungary
(5)  Formerly known as United Telekabel Holding N.V. ("UTH").
(6)  UPC's investment in A2000 and GelreVision are held through UPC Nederland.
(7) Effective October 8, 1999, UIPI purchased the remaining 2.0% interest in UAP that it did not own. The seller has the right to repurchase these shares at the original sale price, plus interest at 14.0% per annum, at any time prior to October 8, 2000.
(8) Pursuant to a memorandum of understanding with AmTec, Inc. ("AmTec") UAP and AmTec agreed to exchange UAP's interest in HITV for AmTec stock. Closing on the transaction is expected to occur in early 2000, subject to certain conditions.
(9) UAP currently holds a convertible loan, which upon full conversion would provide UAP with a 40.0% equity ownership interest in Sun Cable Systems ("Sun Cable"). United will hold an effective 19.6% interest in PCC when the merger between Sun Cable (49.0%) and Sky Cable (51.0%) is completed in 1999.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those subsidiaries where the Company did not consolidate their results of operations for the entire nine months ended September 30, 1999:

                                              Effective Date
Entity                                        of Consolidation                  Reason
------                                        ----------------                  -------
UPC Nederland (1)                             February 1, 1999                  Acquisition of remaining 49.0% interest
VTRH                                          May 1, 1999                       Acquisition of remaining 66.0% interest
UPC Slovensko                                 June 1, 1999                      Acquisition
GelreVision                                   June 1, 1999                      Acquisition
RCF                                           June 1, 1999                      Acquisition
Saturn (1)                                    August 1, 1999                    Acquisition of remaining 35.0% interest
Stjarn                                        August 1, 1999                    Acquisition
Videopole                                     August 1, 1999                    Acquisition
@Entertainment                                August 1, 1999                    Acquisition
Time Warner Cable France                      September 1, 1999                 Acquisition
A2000                                         September 1, 1999                 Acquisition of remaining 50.0% interest
Telefenua (2)

-------------------
(1) Prior to the acquisition date, the equity method of accounting was used because of certain minority shareholder's rights.
(2) Effective October 1, 1998, the Company discontinued consolidating the results of operations of Telefenua due to an other-than-temporary loss of control.

In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated in consolidation. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the ten months ended December 31, 1998.

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

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off and accounted for as an operating cost. Depreciation is calculated using the straight-line method over the economic life of the asset.

The economic lives of property, plant and equipment at acquisition are as follows:

     Cable distribution networks..............................   3-20 years
     Subscriber premises equipment and converters.............   3-10 years
     MMDS/DTH distribution facilities.........................   5-20 years
     Office equipment, furniture and fixtures.................   3-10 years
     Buildings and leasehold improvements.....................   3-33 years
     Other....................................................   3-10 years

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

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method for the Company's stock option plans, which results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. In addition to the Company's stock option plans, UPC, ULA and Austar United have also adopted stock-based compensation plans for their employees. With respect to certain of these plans, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

"Basic net income (loss) per share" is determined by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. Net income (loss) available to common stockholders includes the accrual of dividends on convertible preferred stock which is charged directly to additional paid-in capital. "Diluted net income
(loss) per share" includes the effects of potentially issuable common stock, but only if dilutive. The Company's stock option plans and convertible securities are excluded from the Company's diluted net income (loss) per share for the three and nine months ended September 30, 1998, because their effect would be anti-dilutive.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity (deficit) and are included in Other Cumulative Comprehensive Loss. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company's operations in foreign countries are translated based on their functional currencies. As a result, amounts related to assets and liabilities

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities. Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in a currency other than their own functional currency. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

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

3.   ACQUISITIONS AND OTHER

UPC STOCK  OFFERINGS

During February 1999, UPC successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System, raising gross and net proceeds at Dutch guilder ("NLG")63.91 ($32.78) per share of NLG2,852.9 ($1,463.0) million and NLG2,660.1 ($1,364.1)
million, respectively. The proceeds were used to reduce debt facilities and finance acquisitions. Based on the carrying value of the Company's investment in UPC as of February 11, 1999, United recognized a gain of $822.1 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in UPC indefinitely. UPC's offering reduced the Company's ownership interest from 100% to 64.3%. As a result of the issuance of shares by UPC to partially finance the purchase of Videopole and employee stock option exercises subsequent to the initial public offering date, the Company's ownership interest in UPC decreased to 61.5% as of September 30, 1999. In October 1999, UPC closed an offering of 15.0 million ordinary shares at euro59.75 ($64.68) per share, for gross proceeds of approximately euro896.3 ($970.2) million. This sale diluted United's ownership to 55.1%. If all of the UPC stock options and warrants outstanding on September 30, 1999 were exercised, the Company's ownership interest would be 50.5% on a fully diluted basis.

UTH

In August 1998, UPC merged its Dutch cable television and telecommunications assets, consisting of its 50.0% interest in A2000 and its wholly-owned subsidiary Cable Network Brabant Holding B.V. ("CNBH"), with those of the Dutch energy company N.V. NUON Energie-Onderneming voor Gelderland, Friesland en Flevoland ("NUON"), forming a new company, UTH (the "UTH Transaction"). The transaction was accounted for as a formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Although UPC retained a 51.0% economic and voting interest in UTH, because of joint governance on most significant operating decisions, UPC accounted for its investment in UTH using the equity method of accounting. On February 17, 1999, UPC acquired the remaining 49.0% of UTH from NUON (the "NUON Transaction") for euro235.1 ($265.7) million. In addition, UPC repaid NUON a euro15.1 ($17.1) million subordinated loan, including accrued interest, dated December 23, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering. Effective February 1, 1999, UPC began consolidating the results of operations of UTH. Details of the net assets acquired, based on the preliminary purchase price allocation, were as follows (in thousands):

     Property, plant and equipment............................. $210,013
     Investments in affiliated companies.......................   46,830
     Goodwill..................................................  256,749
     Long-term liabilities..................................... (242,536)
     Net current liabilities...................................   (5,384)
                                                                --------
          Total cash paid...................................... $265,672
                                                                ========

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following pro forma condensed consolidated operating results for the nine months ended September 30, 1999 and 1998 gives effect to the UTH Transaction and the NUON Transaction as if they had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                              For the Nine Months Ended        For the Nine Months Ended
                                                                  September 30, 1999               September 30, 1998
                                                              --------------------------       ---------------------------
                                                              Historical      Pro Forma        Historical       Pro Forma
                                                              ----------      ----------       ----------       ----------
                                                                    (In thousands)                    (In thousands)
Revenue.....................................................  $  460,646      $  470,763       $  215,790       $  276,767
                                                              ==========      ==========       ==========       ==========
Net income (loss) before extraordinary charge...............  $  603,856      $  599,161       $ (339,581)      $ (366,436)
                                                              ==========      ==========       ==========       ==========
Net income (loss)...........................................  $  603,856      $  599,161       $ (418,672)      $ 445,527)
                                                              ==========      ==========       ==========       ==========
Net income (loss) per common share:
  Basic income (loss) before extraordinary charge...........  $    14.78      $    14.66       $    (9.35)      $   (10.09)
  Extraordinary charge......................................           -               -            (2.17)           (2.17)
                                                              ----------      ----------       ----------       ----------
  Basic net income (loss)...................................  $    14.78      $    14.66       $   (11.52)      $   (12.26)
                                                              ==========      ==========       ==========       ==========

  Diluted income (loss) before extraordinary charge.........  $    13.05      $    12.95       $    (9.35)      $   (10.09)
  Extraordinary charge......................................           -               -            (2.17)           (2.17)
                                                              ----------      ----------       ----------       ----------
  Diluted net income (loss).................................  $    13.05      $    12.95       $   (11.52)      $   (12.26)
                                                              ==========      ==========       ==========       ==========
Weighted-average number of common shares outstanding:
  Basic.....................................................  40,251,361      40,251,361       36,423,667       36,423,667
                                                              ==========      ==========       ==========       ==========
  Diluted...................................................  46,255,351      46,255,351       36,423,667       36,423,667
                                                              ==========      ==========       ==========       ==========

VTRH ACQUISITION

On April 29, 1999, an indirect wholly owned subsidiary of ULA acquired a 66.0% interest in VTRH, a company that provides telephony and multi-channel television services to the greater Santiago, Chile area (the "VTRH Acquisition"). This acquisition, combined with the interest in VTRH that is owned by another indirect wholly owned subsidiary of the Company, gives the Company an indirect 100% interest in VTRH. The purchase price for the 66.0% interest in VTRH was approximately $258.2 million in cash. In addition, the Company provided capital for VTRH to prepay approximately $125.8 million of existing bank indebtedness and a promissory note from the Company to one of the other shareholders of VTRH.

ACQUISITION OF SKT BRATISLAVA

In June 1999, UPC acquired SKT spol s.r.o. (now known as UPC Slovensko), a company that owns and operates a cable television system in Bratislava, the capital of the Slovak Republic, for $43.3 million.

ACQUISITION OF GELREVISION

In June 1999, UPC acquired 100% of the GelreVision multi-channel television systems in The Netherlands for NLG233.9 ($109.8) million.

ACQUISITION OF RESEAUX CABLES DE FRANCE

In June 1999, UPC acquired 95.7% of RCF, which operates cable television systems throughout France, for French francs ("FFR")172.0 ($27.1) million.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RESTRUCTURING OF UNITED A/P ASSETS AND AUSTAR UNITED INITIAL PUBLIC OFFERING

In June 1999, the Company's interest in Austar, United Wireless, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United acquired from SaskTel its 35.0% interest in Saturn in exchange for approximately 13.7 million of Austar United's shares, thereby increasing Austar United's ownership interest in Saturn from 65.0% to 100%. In addition, Austar United successfully completed an initial public offering selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at Australian dollar ("A$")4.70 ($3.03) per share of A$486.5 ($313.6) million and A$456.5 ($294.3) million, respectively. Based on the carrying value of the Company's investment in Austar United as of July 27, 1999, United recognized a gain of $249.0 million from the resulting step-up in the carrying amount of United's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely. Austar United's offering reduced the Company's ownership interest from 100% to approximately 75.5%. Including all stock options granted to employees that were vested as of September 30, 1999, the Company's ownership interest in Austar United on a fully diluted basis is approximately 73.9%.

ACQUISITION OF INTEREST IN SBS

In July 1999, UPC purchased 4.8% of SBS for $24.3 million in cash. In August 1999, UPC acquired an additional 8.5% of SBS for $75.9 million, increasing its ownership interest in SBS to 13.3%.

STJARN ACQUISITION

In July 1999, UPC acquired Stjarn for a purchase price of $397.0 million, of which $100.0 million was paid in the form of a one year note with interest at 8.0% per year and the balance of the purchase price was paid in cash. UPC will have the option, at maturity of the note, to pay the note in either cash or UPC stock. Stjarn operates cable television systems serving the greater Stockholm area.

ACQUISITION OF VIDEOPOLE

In August 1999, UPC acquired 100% of Videopole (France) for a total purchase price of $135.1 million. The purchase price was paid in cash ($69.9 million) and 955,376 ordinary shares of UPC ($65.2 million). Based on the carrying value of the Company's investment in UPC as of July 31, 1999, United recognized a gain of $34.9 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in UPC indefinitely.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

@ENTERTAINMENT ACQUISITION

In August 1999, UPC acquired 100% of @Entertainment for $807.0 million in cash. Details of the net assets acquired, based on a preliminary purchase price allocation using information currently available, were as follows (in thousands):

     Net current assets...................................      $ 51,239
     Property, plant and equipment........................       196,178
     Goodwill.............................................       986,814
     Long-term liabilities................................      (448,566)
     Other................................................        21,335
                                                                --------
          Total cash paid.................................      $807,000
                                                                ========

The following pro forma condensed consolidated operating results for the nine months ended September 30, 1999 and 1998 give effect to the acquisition of @Entertainment as if it had occurred at the beginning of each period presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                              For the Nine Months Ended        For the Nine Months Ended
                                                                  September 30, 1999               September 30, 1998
                                                              --------------------------       ---------------------------
                                                              Historical      Pro Forma        Historical       Pro Forma
                                                              ----------      ----------       ----------       ----------
                                                                    (In thousands)                    (In thousands)
Revenue.....................................................  $  460,646      $  506,214       $  215,790       $  257,423
                                                              ==========      ==========       ==========       ==========
Net income (loss) before extraordinary charge...............  $  603,856      $  417,460       $ (339,581)      $ (508,876)
                                                              ==========      ==========       ==========       ==========
Net income (loss)...........................................  $  603,856      $  417,460       $ (418,672)      $ (587,967)
                                                              ==========      ==========       ==========       ==========
Net income (loss) per common share:
  Basic income (loss) before extraordinary charge...........  $    14.78      $    10.14       $    (9.35)      $   (14.00)
  Extraordinary charge......................................           -               -            (2.17)           (2.17)
                                                              ----------      ----------       ----------       ----------
  Basic net income (loss)...................................  $    14.78      $    10.14       $   (11.52)      $   (16.17)
                                                              ==========      ==========       ==========       ==========

  Diluted income (loss) before extraordinary charge.........  $    13.05      $     9.03       $    (9.35)      $   (14.00)
  Extraordinary charge......................................           -               -            (2.17)           (2.17)
                                                              ----------      ----------       ----------       ----------
  Diluted net income (loss).................................  $    13.05      $     9.03       $   (11.52)      $   (16.17)
                                                              ==========      ==========       ==========       ==========
Weighted-average number of common shares outstanding:
  Basic.....................................................  40,251,361      40,251,361       36,423,667       36,423,667
                                                              ==========      ==========       ==========       ==========
  Diluted...................................................  46,255,351      46,255,351       36,423,667       36,423,667
                                                              ==========      ==========       ==========       ==========

ACQUISITION OF TIME WARNER CABLE FRANCE

In August 1999, UPC acquired through Mediareseaux 100% of Time Warner Cable France, a company that operates three cable television systems in the suburbs of Paris and Lyon and in the city of Limoges. The purchase price was $71.1 million in cash. Simultaneously with the acquisition of Time Warner Cable France, UPC acquired an additional 47.6% interest in one of its operating systems, Rhone Vision Cable, in which Time Warner France had a 49.9% interest, for FFR89.3 ($14.6) million, increasing UPC's ownership in that system to 97.5%.

ACQUISITION OF 50.0% OF A2000

In September 1999, UPC acquired, through UPC Nederland, the remaining 50.0% of A2000 that it did not already own for $229.0 million and $13.1 million in cash and assumed receivables, respectively.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS IN AND ADVANCES TO AFFILIATED COMPANIES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                 As of September 30, 1999
                               ---------------------------------------------------------------------------------------------------
                                 Investments in                         Cumulative          Cumulative
                                 and Advances to       Dividends    Share in Results of     Translation     Valuation
                               Affiliated Companies    Received    Affiliated Companies     Adjustments     Allowance      Total
                               --------------------    ---------   --------------------     -----------     ---------    ---------
                                                                      (In thousands)
Europe:
  SBS.........................      $ 99,467           $     -         $ (3,706)             $  2,633        $    -       $ 98,394
  Tevel.......................        99,184            (6,180)          (8,700)                1,367             -         85,671
  Melita......................        14,062                 -            1,704                (1,966)            -         13,800
  Monor.......................         5,454                 -           (1,613)               (7,643)            -         (3,802)
  IPS.........................        14,075                 -            1,079                   396             -         15,550
  Other.......................        33,614                 -           (2,446)                  841             -         32,009
Asia/Pacific:
  XYZ Entertainment...........        44,306                 -          (18,818)                2,913             -         28,401
  PCC.........................        14,165                 -           (2,999)               (2,588)            -          8,578
  HITV........................         6,073                 -           (2,276)                   16             -          3,813
  Telefenua (2)...............        18,599                 -          (14,215)                    -        (4,384)             -
  Other.......................           350                 -                -                     -              -           350
Latin America:
  Megapo......................        32,496            (1,471)            (892)               (9,716)             -        20,417
  MGM Networks LA (1).........        24,072                 -          (24,072)                    -              -             -
  Jundiai.....................         6,797                 -           (1,172)               (2,961)             -         2,664
  Other.......................         1,514                 -              (25)                 (122)             -         1,367
                                    --------           -------         --------              --------        -------      --------
    Total.....................      $414,228           $(7,651)        $(78,151)             $(16,830)       $(4,384)     $307,212
                                    ========           =======         ========              ========        =======      ========

                                                                 As of December 31, 1998
                               ---------------------------------------------------------------------------------------------------
                                 Investments in                         Cumulative          Cumulative
                                 and Advances to       Dividends    Share in Results of     Translation     Valuation
                               Affiliated Companies    Received    Affiliated Companies     Adjustments     Allowance      Total
                               --------------------    ---------   --------------------     -----------     ---------    ---------
                                                                      (In thousands)
Europe:
  UTH..........................     $135,290           $     -         $ (11,447)            $  8,288        $     -      $132,131
  Tevel........................       96,340            (6,090)             (390)               (306)              -        89,554
  Melita.......................       14,078                 -               997                 724               -        15,799
  Telekabel Hungary
    Programming................       12,263                 -            (3,881)                 28               -         8,410
  Monor........................       11,301                 -            (2,601)             (7,849)              -           851
  IPS..........................       14,082                 -            (7,418)                (25)              -         6,639
  Other........................        7,595                 -              (531)                400               -         7,464
Asia/Pacific:
  Saturn.......................       49,808                 -           (23,138)             (2,881)              -        23,789
  XYZ Entertainment............       44,306                 -           (18,537)                111               -        25,880
  PCC..........................       11,673                 -            (2,812)             (2,824)              -         6,037
  HITV.........................        6,073                 -            (2,435)                 16               -         3,654
  Telefenua (2)................       18,599                 -           (14,215)                  -          (4,384)            -
  Other........................          350                 -                 -                   -               -           350
Latin America:
  VTRH.........................      112,052                 -           (17,203)             (9,874)              -        84,975
  Megapo.......................       32,496            (1,471)           (1,122)            (11,067)              -        18,836
  MGM Networks LA (1)..........       19,272                 -           (19,272)                  -               -             -
  Jundiai......................        6,797                 -              (587)             (1,089)              -         5,121
                                    --------           -------         ---------            --------         -------      --------
    Total......................     $592,375           $(7,561)        $(124,592)           $(26,348)        $(4,384)     $429,490
                                    ========           =======         =========            ========         =======      ========

(1) Includes an accrued funding obligation of $3.2 and $3.0 million at September 30, 1999 and December 31, 1998, respectively. The Company would face significant and punitive dilution if it did not make the requested fundings.
(2) The Company has reserved the remaining balance of the Telefenua investment of $4.4 million due to the uncertainty of realization.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   PROPERTY, PLANT AND EQUIPMENT
                                                         As of         As of
                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
                                                            (In thousands)
     Cable distribution networks...................   $1,766,796     $255,702
     Subscriber premises equipment and converters..      426,819      264,867
     MMDS/DTH distribution facilities..............      124,497       62,872
     Office equipment, furniture and fixtures......       69,006       30,415
     Buildings and leasehold improvements..........       49,875       11,236
     Other.........................................      101,990       40,150
                                                      ----------     ---------
                                                       2,538,983      665,242
        Accumulated depreciation...................     (388,276)    (201,183)
                                                      ----------     ---------
        Net property, plant and equipment..........   $2,150,707     $464,059
                                                      ==========     ========


6.   GOODWILL AND OTHER INTANGIBLE ASSETS
                                                         As of         As of
                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
                                                            (In thousands)
     Europe:
        @Entertainment.............................   $  942,184     $      -
        UPC Nederland..............................      802,882            -
        Stjarn.....................................      443,291            -
        Telekabel Group............................      188,107      206,092
        Mediareseaux ..............................      109,538            -
        UPC Norge..................................       86,545       87,563
        UPC Magyarorszag...........................       52,367       51,550
        UPC........................................       31,111            -
        UPC Belgium................................       21,960       22,322
        UPC Slovensko..............................       21,441            -
        Other......................................       10,419       12,971
     Asia/Pacific:
        Austar United..............................      101,910            -
        Austar.....................................            -        60,071
     Latin America:
        VTRH.......................................      219,818            -
        TVSB.......................................       10,401       16,161
        Cable Star.................................        5,994        7,887
                                                      ----------     ---------
                                                       3,047,968      464,617
        Accumulated amortization...................     (112,031)     (39,683)
                                                      ----------     ---------
        Net goodwill and other intangible assets...   $2,935,937     $424,934
                                                      ==========     ========

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   SHORT-TERM DEBT
                                                         As of         As of
                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
                                                            (In thousands)
     Stjarn Seller's Note (Note 3).................    $100,000       $     -
     Stjarn Credit Facility........................      40,853             -
     A2000 Bank Facility...........................      23,122             -
     Other UPC.....................................       8,282        33,504
     Austar Bank Facility..........................           -        36,738
     Other Latin America...........................         563        23,137
                                                       --------       -------
         Total short-term debt.....................    $172,820       $93,379
                                                       ========       =======

STJARN CREDIT FACILITY

In December 1998, Stjarn's parent company entered into a Swedish Kronor ("SEK")521.0 ($64.0) million loan agreement with a bank to refinance certain debt. The loan currently consists of an A facility, a medium term loan in the amount of SEK371.0 ($45.6) million and a revolving credit facility in the amount of SEK150.0 ($18.4) million. These facilities bear interest at the rate of Stockholm Interbank Offered Rate ("STIBOR") plus a margin of 0.75% to 1.25%. As a result of UPC's acquisition of Stjarn, both the A facility and the revolving facility are now due on March 31, 2000.

8.   SENIOR DISCOUNT NOTES
                                                         As of         As of
                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
                                                            (In thousands)
     United 1998 Notes.............................  $  965,955     $  893,003
     United 1999 Notes.............................     218,537              -
     United Old Notes..............................         167            412
     UPC Senior Notes due 2009.....................     803,467              -
     UPC Euro Senior Notes due 2009................     319,378              -
     UPC Senior Discount Notes due 2009............     409,220              -
     @Entertainment 1999 Senior Discount Notes.....     154,067              -
     @Entertainment 1998 Senior Discount Notes.....     137,156              -
     @Entertainment 1999 Series C Senior
       Discount Notes..............................      11,348              -
     PCI Discount Notes............................     131,310              -
     United A/P Notes..............................     394,453        356,640
                                                     ----------     ----------
                                                      3,545,058      1,250,055
         Less current portion......................        (167)          (412)
                                                     ----------     ----------
         Total senior discount notes...............  $3,544,891     $1,249,643
                                                     ==========     ==========

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UNITED 1998 NOTES

In February 1998, the Company sold in a private transaction $1,375.0 million principal amount at maturity of 10.75% senior secured discount notes due 2008 (the "United 1998 Notes"). The United 1998 Notes were issued at a discount from their principal amount at maturity, resulting in gross proceeds to United of approximately $812.2 million. On and after February 15, 2003, cash interest will accrue and will be payable semi-annually until maturity on each February 15 and August 15, commencing August 15, 2003. The United 1998 Notes will mature on February 15, 2008 and will be redeemable at the option of the Company on or after February 15, 2003.

UNITED 1999 NOTES

On April 29, 1999, the Company sold in a private transaction $355.0 million principal amount at maturity of 10.875% senior discount notes due 2009 (the "United 1999 Notes"). The United 1999 Notes were issued at a discount from their principal amount at maturity, resulting in gross proceeds to United of approximately $208.9 million. The United 1999 Notes will accrete at 10.875% per annum, compounded semi- annually, to an aggregate principal amount of $355.0 million on May 1, 2004. Commencing November 1, 2004, cash interest on the United 1999 Notes will begin to accrue, payable on May 1 and November 1 of each year until maturity at a rate of 10.875% per annum. The United 1999 Notes will mature on May 15, 2009, and are redeemable after May 1, 2004 at premiums declining to par on May 1, 2007. Additionally, subject to certain limitations, prior to May 1, 2002, United may redeem an aggregate of 35.0% of the United 1999 Notes at the Company's option with the net proceeds from one or more public offerings or certain asset sales. The United 1999 Notes are senior, general, unsecured obligations, ranking equally in right of payment to existing and future senior, unsecured obligations, senior to all future junior obligations and effectively junior to existing secured obligations, including the United 1998 Notes.

UPC SENIOR NOTES DUE 2009, UPC EURO SENIOR NOTES DUE 2009 AND UPC SENIOR DISCOUNT NOTES DUE 2009

On July 27, 1999, UPC completed a private placement bond offering consisting of $800.0 million of ten-year 10.875% Senior Notes due 2009, euro300.0 ($318.7) million of ten-year 10.875% Senior Notes due 2009 and $735.0 million aggregate principal amount of ten-year 12.5% Senior Discount Notes due 2009 (collectively the "UPC Senior Notes"). The UPC Senior Discount Notes due 2009 were sold at 54.5% of face value amount yielding gross proceeds of approximately $400.0 million. The indentures governing the UPC Senior Notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

Concurrent with the closing of the UPC Senior Notes offering, UPC entered into a cross-currency swap, swapping the UPC Senior Notes due 2009 into fixed and variable rate Euro notes with a notional amount totaling euro754.7 million. One half of the Euro notes have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of Euro Interbank Offered Rate ("EURIBOR") plus 4.15%. The remaining half have a variable interest rate of EURIBOR plus 4.15% through August 1, 2009. The cross-currency swaps provides the bank with the right to terminate the swap at fair value commencing August 1, 2004 with the payment of a call premium equal to the call premium which would be paid by UPC to the UPC Senior Notes due 2009 holders if the notes are called on or after August 1, 2004. The Company accounted for the cross-currency swap by bifurcating the instrument into two components; the swap of U.S. dollar fixed rate debt for Euro variable and fixed rate debt through August 1, 2004 (the earliest call date) and the residual portion of the cross-currency swap. The swap of U.S. dollar fixed rate debt for Euro variable and fixed rate debt is accounted for as a hedge, and accordingly UPC carries the Euro denominated debt on the balance sheet and recognizes interest expense according to the provisions of the Euro debt. The residual portion of the cross-currency swap is marked to fair value at each reporting period through the statement of operations.

@ENTERTAINMENT 1999 SENIOR DISCOUNT NOTES, @ENTERTAINMENT 1998 SENIOR DISCOUNT NOTES AND @ENTERTAINMENT 1999 SERIES C SENIOR DISCOUNT NOTES (COLLECTIVELY THE "@ENTERTAINMENT NOTES")

In January 1999, @ Entertainment sold 256,800 units consisting of Senior Discount Notes due 2009 (the "@Entertainment 1999 Senior Discount Notes") and warrants to purchase 1,813,665 shares of @Entertainment's common stock. The @Entertainment Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity yielding gross proceeds of approximately $100.0 million. Cash interest on the @Entertainment Senior Discount Notes will not accrue prior to February 1, 2004. Thereafter, cash interest will accrue at a

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rate of 14.5% per annum, payable semi-annually in arrears on August 1 and February 1 of each year, commencing August 1, 2004. In connection with the acquisition of @Entertainment, UPC acquired all of the existing warrants held in connection with the @Entertainment 1999 Senior Discount Notes.

In July 1998, @Entertainment sold 252,000 units, consisting of 14.5% Senior Discount Notes due 2008 (the "@Entertainment 1998 Senior Discount Notes") and warrants entitling the warrant holders to purchase 1,824,514 shares of @Entertainment common stock. This offering generated approximately $125.1 million in gross proceeds to @Entertainment. The @Entertainment 1998 Senior Discount Notes are unsubordinated and unsecured obligations of @Entertainment. Cash interest will not accrue prior to July 15, 2003. After that, cash interest will accrue at a rate of 14.5% per year and will be payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2004. The @Entertainment 1998 Senior Discount Notes will mature on July 15, 2008. In connection with the acquisition of @Entertainment, UPC acquired all of the existing warrants held in connection with the @Entertainment 1998 Senior Discount Notes.

In January 1999, @Entertainment sold $36.0 million aggregate principal amount at maturity of Series C Senior Discount Notes generating approximately $9.8 million of gross proceeds (the "@Entertainment 1999 Series C Senior Discount Notes"). The @Entertainment 1999 Series C Senior Discount Notes are senior unsecured obligations of @Entertainment. Original issue discount will accrete from January 20, 1999, until maturity on July 15, 2008. Cash interest will accrue beginning July 15, 2004 at a rate of 7.0% per year on the principal amount at maturity, and will be payable semi-annually in arrears, on July 15 and January 15 of each year beginning January 15, 2005.

PCI DISCOUNT NOTES

Poland Communications, Inc. ("PCI"), @Entertainment's major operating subsidiary, sold $130.0 million of discount notes in October 1996 (the "PCI Discount Notes"). The PCI Discount Notes bear interest at 9.875%, payable on May 1 and November 1 of each year. The PCI Discount Notes mature on November 1, 2003. Pursuant to the terms of the PCI indenture, @Entertainment repurchased a portion of the PCI Discount Notes in November 1999 as a result of UPC's acquisition of @Entertainment (see Note 14).

UNITED A/P NOTES

The 14.0% senior notes were issued by United A/P in May 1996 and September 1997 at a discount from their principal amount of $488.0 million, resulting in gross proceeds of $255.0 million (the "United A/P Notes"). On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The United A/P Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, United A/P consummated an equity sale resulting in gross proceeds to United A/P of $70.0 million, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the United A/P Notes will accrete to a principal amount of $492.9 million on May 15, 2001, the date cash interest begins to accrue.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   OTHER LONG-TERM DEBT
                                                         As of         As of
                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
                                                            (In thousands)
     UPC Senior Credit Facility..................... $  298,695      $      -
     New Telekabel Facility.........................    271,773             -
     A2000 Facilities...............................    221,256             -
     CNBH Facility..................................    121,846             -
     Rhone Vision Cable Credit Facility.............     48,688             -
     RCF Facility...................................     39,315             -
     UPC DIC Loan...................................     36,243        84,214
     Mediareseaux Facility..........................     41,640        21,346
     Videopole Facility.............................      3,940             -
     Other UPC......................................     51,838         3,821
     UPC Senior Revolving Credit Facility...........          -       512,179
     UPC Bridge Bank Facility.......................          -        60,063
     VTRH Bank Facility.............................    160,000            -
     New Austar Bank Facility.......................    173,448        67,352
     Saturn Bank Facility...........................     52,288            -
     Other Asia/Pacific.............................      2,577         2,923
                                                      ---------      --------
                                                      1,523,547       751,898
         Less current portion.......................     (7,244)      (62,252)
                                                      ---------      --------
         Total other long-term debt................. $1,516,303      $689,646
                                                     ==========      ========

UPC SENIOR CREDIT FACILITY

On July 27, 1999, several UPC subsidiaries and a syndicate of banks executed a Loan and Note Issuance Agreement for a euro1.0 ($1.1) billion multicurrency senior secured credit facility (the "UPC Senior Credit Facility"). The UPC
Senior Credit Facility matures on July 27, 2006 and is comprised of two tranches. The euro750.0 ($801.7) million Tranche A is a senior secured reducing revolving credit facility. Tranche B is a euro250.0 ($267.2) million term loan credit facility. The UPC Senior Credit Facility bears interest at EURIBOR (for borrowings in euro) and at the London Interbank Offered Rate ("LIBOR") (for all other borrowings) plus a margin of between 0.75% and 2.0% (which shall be at least 1.5% for the first six months following closing) plus an additional cost of funding calculation. In addition to repayment of the UPC Senior Revolving Credit Facility, proceeds from the UPC Senior Credit Facility will be used to fund acquisitions, repay certain intercompany debts, pay interest on funds downstreamed from the proceeds of high yield issues, general corporate purposes, capital expenditures and other permitted distributions. Borrowings under the UPC Senior Credit Facility are limited by financial ratio tests. The UPC Senior Credit Facility contains change in control provisions related to UPC's ownership in certain subsidiaries and United's ownership of UPC. In addition, the UPC Senior Credit Facility limits acquisitions funded by loan proceeds to euro400.0 ($427.6) million over the life of the UPC Senior Credit Facility. The UPC Senior Credit Facility contains certain financial covenants and restrictions on UPC and its subsidiaries' ability to make dividends or other payments to UPC, incur indebtedness, dispose of assets and merge and enter into affiliate transactions. Net proceeds of certain disposals are required to be used to prepay the facility.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NEW TELEKABEL FACILITY

In March 1999, UPC Nederland replaced their existing NLG690.0 ($333.3) million facility with a senior facility (the "New Telekabel Facility"). The New Telekabel Facility consists of a euro340.0 ($363.4) million revolving facility to N.V. Telekabel, a subsidiary of UPC Nederland, that will convert to a term facility on December 31, 2001. Euro5.0 ($5.3) million of the New Telekabel Facility is in the form of an overdraft facility that will be available until December 31, 2007. The New Telekabel Facility bears interest at EURIBOR plus a margin between 0.75% and 2.00% based on leverage multiples tied to certain measures of net operating cash flow.

A2000 FACILITIES

In January 1996, A2000 and one of its subsidiaries entered into bank facilities of NLG90.0 ($43.5) million and NLG375.0 ($181.2) million, respectively. In October 1996, a subsidiary of A2000 entered into a bank facility of NLG45.0 ($21.7) million. These facilities have between nine- and ten-year terms and interest rates of Amsterdam Interbank Offered Rate ("AIBOR") plus 0.75% or AIBOR plus 0.7% or fixed rates (fixed prior to each advance) increased by 0.7% or 0.75% per annum. The facilities also restrict the borrowers from incurring additional indebtedness and from paying dividends and distributions, subject to certain exceptions. A2000 is currently negotiating a credit facility of up to NLG620.0 ($299.5) million to replace these facilities.

CNBH FACILITY

In February 1998, CNBH entered into a secured NLG250.0 ($120.8) million ten-year term facility with a syndicate of banks (the "CNBH Facility"). In January 1999, this facility was increased to NLG274.0 ($132.4) million. The CNBH Facility bears interest at AIBOR plus a margin between 0.7% and 0.75%. Beginning in 2001, CNBH will be required to apply 50.0% of its excess cash flow to prepayment of its facility. In connection with this facility, CNBH also entered into a NLG5.0 ($2.4) million ten-year term working capital facility with a bank.

RHONE VISION CABLE CREDIT FACILITY

In July 1996, Rhone Vision Cable, a subsidiary of Time Warner Cable France, entered into a FFR680.0 ($110.8) million credit facility with a bank to finance construction and installation of Rhone Vision Cable networks. The facility bears interest at LIBOR plus 1.0%, payable quarterly. The facility must be repaid by the earlier of June 30, 2002 or six months after network completion.

RCF FACILITY

In 1990, RCF and six of its subsidiaries entered into a FFR160.0 ($26.1) million credit facility with a consortium of banks to finance working capital and operations (the "RCF Facility"). In 1995 this facility was amended and extended to FFR252.4 ($41.1) million to refinance three further credit facilities entered into by other subsidiaries of RCF. The loan bears interest at PIBOR (the French interbank offer rate) plus 1.5%, payable in arrears quarterly. The loan is to be repaid in yearly installments of FFR34.6 ($5.6) million beginning at the end of 1999 until December 31, 2005.

UPC DIC LOAN

In November 1998, a subsidiary of Discount Investment Corporation ("DIC") loaned UPC a total of $90.0 million to acquire the additional interests in Tevel and Melita (the "UPC DIC Loan"). The UPC DIC Loan matures in November 2000 and bears interest at 8.0% and is payable, together with 106.0% of the principal amount, on maturity. In connection with the UPC DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of $90.0 million, plus accrued interest, of ordinary shares of UPC at a price equal to 90.0% of the initial public offering price. UPC allocated the $90.0 million in loan proceeds between the debt instrument and the equity option element on the basis of relative fair values. In February 1999, the option agreement was amended, resulting in a grant of two options of $45.0 million each to acquire ordinary shares of UPC. DIC then exercised the first option for $45.0 million, paying in cash and acquiring 1,558,654 ordinary shares of UPC. UPC repaid $45.0 million of the UPC DIC Loan and accrued interest with proceeds received from the option exercise. The remaining option is exercisable until September 30, 2000.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MEDIARESEAUX FACILITY

In July 1998, Mediareseaux entered into a 9.5 year term facility with a bank for an amount of FFR680.0 ($110.8) million (the "Mediareseaux Facility"). The
Mediareseaux Facility bears interest at LIBOR plus a margin ranging from 0.75% to 2.0%. The availability of the facility depends on revenue generated and debt to equity ratios. The availability period ends at December 31, 2002. The repayment period starts from January 1, 2003 to final maturity in 2007. During the repayment period, Mediareseaux must apply 50.0% of its excess cash flow in prepaying the facility. In July 1998, Mediareseaux secured a 9.5 year FFR20.0 ($3.3) million overdraft facility, subject to the same terms and conditions as the Mediareseaux Facility except that the availability tests are not applicable.

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

NEW AUSTAR BANK FACILITY

On April 23, 1999, Austar executed a new A$400.0 million ($260.8 million) syndicated senior secured debt facility (the "New Austar Bank Facility") to refinance the existing A$200.0 million Austar Bank Facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and (ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the Austar Bank Facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006. As of September 30, 1999, Austar has drawn A$200.0 million under Tranche 1 and A$66.0 million under Tranche 2, for a total outstanding balance of A$266.0 ($173.4) million.

SATURN BANK FACILITY

On July 15, 1999, Saturn closed a syndicated senior debt facility in the amount of New Zealand dollars ("NZ")$125.0 ($64.7) million to fund the completion of Saturn's network (the "Saturn Bank Facility"). As of September 30, 1999, Saturn has drawn NZ$101.0 ($52.3) million against the facility and expects to draw down the remaining balance by the end of fourth quarter 2000. This debt facility has an interest rate of 3.0% over the current base rate upon draw-down which has averaged approximately 8.03%. The Saturn Bank Facility is repayable over a five year period beginning fourth quarter 2001.

10.  COMMITMENTS AND CONTINGENCIES

From time to time the Company and/or its subsidiaries may become involved in litigation relating to claims arising out of its operations in the normal course of business. Other than as described below, the Company is not a party to any material legal proceedings, nor is the Company currently aware of any threatened material proceedings.

Certain minority shareholders of an indirect subsidiary of @Entertainment filed a lawsuit against @Entertainment, PCI and certain other defendants in United States District Court, Southern District of Ohio, seeking certain damages for breach of covenants and fiduciary duties based on a shareholders agreement, including alleged rights in connection with the sale to UPC. @Entertainment is unable to predict the outcome of the lawsuit or its ultimate exposure in connection therewith.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   STOCKHOLDERS' EQUITY (DEFICIT)

SERIES C PREFERRED STOCK

On July 6, 1999, the Company issued 425,000 shares of par value $0.01 per share Series C Preferred Stock, resulting in gross and net proceeds to the Company of $425.0 million and $382.5 million, respectively. The purchasers of the Series C Preferred Stock deposited $29.75 million into an account from which the holders will be entitled to quarterly payments in an amount equal to $17.50 per preferred share commencing on September 30, 1999 through June 30, 2000, in cash or Class A common stock at United's option. On September 30, 1999 the holders received their quarterly payment in cash. The Series C Preferred Stock had an initial liquidation value of $1,000 per share, and accrues dividends perpetually at a rate of 7.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing on September 30, 2000, payable in cash or Class A common stock at the Company's option. Each share of Series C Preferred Stock is convertible any time at the option of the holder into the number of shares of the Company's Class A common stock equal to the liquidation value at the time of conversion divided by $84.30. The conversion price is subject to adjustment upon the occurrence of certain events. The Company has the right to require conversion on or after December 31, 2000 if the closing price of United's common stock has equaled or exceeded 150.0% of the conversion price for a certain period of time, or on or after June 30, 2002 if the closing price of United's common stock has equaled or exceeded 130.0% of the conversion price for a certain period of time. On or after June 30, 2002, the Company has the option to redeem the Series C Preferred Stock in certain circumstances in cash or Class A common stock. The Series C Preferred Stock ranks senior to United's common stock and pari passu with the Company's existing preferred stock. The Company has registered under the Securities Act of 1933 (i) the resale by holders of the Series C Preferred Stock, (ii) the shares of common stock issuable in lieu of cash payment of amounts due on a change of control, redemption and dividend payment date and (iii) the shares of common stock issuable upon conversion of the Series C Preferred Stock.

EQUITY TRANSACTIONS OF SUBSIDIARIES

The issuance of warrants, the issuance of convertible debt with an equity component, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                                                      For the Nine Months Ended
                                                                          September 30, 1999
                                                          --------------------------------------------------
                                                                         Austar        United
                                                             UPC         United       Corporate      Total
                                                          ---------     --------      ---------    ---------
                                                                            (In thousands)
     Variable plan accounting for stock options.........  $241,605      $38,579         $  -       $280,184
     Deferred compensation expense.......................  (80,277)     (38,579)           -       (118,856)
     Amortization of deferred compensation...............   34,733       18,894          590         54,217
     Issuance of warrants................................   33,025            -            -         33,025
     Issuance of convertible debt (UPC DIC Loan).........   14,875            -            -         14,875
                                                          --------      -------         ----       --------
         Total........................................... $243,961      $18,894         $590       $263,445
                                                          ========      =======         ====       ========

OTHER CUMULATIVE COMPREHENSIVE LOSS
                                                         As of         As of
                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
                                                            (In thousands)
     Foreign currency translation adjustments........ $(195,281)     $(90,788)
     Unrealized loss on available-for-sale
       securities....................................       (27)         (154)
                                                      ---------      --------
         Total ...................................... $(195,308)     $(90,942)
                                                      =========      ========

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   BASIC AND DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS

                                                                          For the Three Months           For the Nine Months
                                                                          Ended September 30,            Ended September 30,
                                                                        ------------------------      ------------------------
                                                                           1999          1998            1999          1998
                                                                        ----------    ----------      ----------    ----------
                                                                            (In thousands)                 (In thousands)
Basic:
  Net income (loss) ..................................................   $61,993       $(121,110)      $603,856     $(418,672)
  Accretion of Series A Convertible Preferred Stock...................        (6)           (300)          (220)         (950)
  Accretion of Series B Convertible Preferred Stock...................      (479)           (107)        (1,469)         (107)
  Accretion of Series C Convertible Preferred Stock...................    (7,437)              -         (7,437)            -
                                                                         -------       ---------       --------     ---------
     Basic net income (loss) attributable to common shareholders......   $54,071       $(121,517)      $594,730     $(419,729)
                                                                         -------       ---------       --------     ---------
Diluted:
  Accretion of Series A Convertible Preferred Stock...................         6               - (a)        220             - (a)
  Accretion of Series B Convertible Preferred Stock...................       479               - (a)      1,469             - (a)
  Accretion of Series C Convertible Preferred Stock...................         - (a)           - (a)      7,437             - (a)
                                                                         -------       ---------       --------     ---------
     Diluted net income (loss) attributable to common shareholders....   $54,556       $(121,517)      $603,856     $(419,729)
                                                                         =======       =========       ========     =========

--------------------
(a) Excluded from the calculation of diluted net income (loss) attributable to common shareholders because the effect is anti-dilutive.

13.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company's business has historically been derived from its video entertainment segment. This service has been provided in various countries where the Company owns and operates its systems. During 1998, the Company introduced telephony and internet/data services and during 1999 the Company continues to introduce these services to several systems. To date, revenues and net operating results from these services have not been significant and therefore segment information for these services is not required. Accordingly, the Company's current reportable segments are the various countries in which it operates multi-channel television, programming and/or telephony operations. These reportable segments are evaluated separately because each geographic region presents different marketing strategies and technology issues as well as distinct economic climates and regulatory constraints. The key operating performance criteria used in this evaluation include revenue growth, operating income before depreciation, amortization and stock-based compensation expense ("Adjusted EBITDA"), and capital expenditures. Senior management of the Company does not view segment results below Adjusted EBITDA, therefore segment information on these items is not provided.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's consolidated segment information is as follows (in thousands):

                              For the Three Months Ended                For the Nine Months Ended
                        ----------------------------------------  ---------------------------------------     As of        As of
                        September 30, 1999    September 30, 1998  September 30, 1999   September 30, 1998 September 30, December 31,
                        -------------------   ------------------  -------------------  ------------------     1999         1998
                                  Adjusted             Adjusted             Adjusted             Adjusted ------------ ------------
                        Revenue   EBITDA(1)   Revenue  EBITDA(1)  Revenue   EBITDA(1)  Revenue   EBITDA(1)       Total Assets
                        -------   ---------   -------  ---------  -------   ---------  -------   --------- ------------------------
Europe:
 The Netherlands....... $ 41,587  $(13,452)   $ 3,203  $ (2,005)  $ 95,134  $(19,331)  $ 16,414  $  6,009  $1,945,719   $  297,068
 Austria...............   26,716    10,044     21,553     9,932     75,774    28,506     64,454    31,035     345,700      341,159
 Belgium...............    4,343       721      4,639     1,625     13,344     2,015     13,332     4,767      49,036       57,847
 Czech Republic........    1,313       (75)     1,193      (196)     3,641      (361)     3,276      (912)      8,891       11,497
 France................   10,947        80      1,040    (2,048)    14,498    (3,318)     2,571    (2,952)    515,977       51,092
 Hungary...............    8,804     3,291      6,907     2,727     26,112     8,873      6,907     2,727     115,659       86,921
 Norway................   12,561     1,664     11,260     4,233     37,158     7,562     34,148    12,688     239,974      219,068
 Poland................   14,529   (16,314)         -         -     14,529   (16,314)         -         -   1,208,389            -
 Sweden................    5,212     1,677          -         -      5,212     1,677          -         -     492,905            -
 Corporate and Other...    5,679   (13,502)     6,111     2,941     10,023   (27,120)    10,188    (3,332)     59,008       22,744
                        --------  --------    -------  --------   --------  --------   --------  --------  ----------   ----------
   Total Europe........  131,691   (25,866)    55,906    17,209    295,425   (17,811)   151,290    50,030   4,981,258    1,087,396
                        --------  --------    -------  --------   --------  --------   --------  --------  ----------   ----------
 Asia/Pacific:
 Australia.............   39,596       703     20,643   (10,435)   104,416      (738)    59,147   (19,541)    512,384      181,169
 New Zealand...........    2,149      (832)         -         -      2,149      (832)         -         -     128,602       23,789
 Corporate and other...     (508)   (1,582)     1,156    (3,573)       313    (3,172)     3,415    (3,420)     25,814       48,992
                        --------  --------    -------  --------   --------  --------   --------  --------  ----------   ----------
   Total Asia/Pacific..   41,237    (1,711)    21,799   (14,008)   106,878    (4,742)    62,562   (22,961)    666,800      253,950
                        --------  --------    -------  --------   --------  --------   --------  --------  ----------   ----------
 Latin America:
 Chile.................   31,745     7,695          -         -     52,759    12,745          -         -     473,133       84,975
 Corporate and other...    1,810    (2,321)       433     1,690      5,335    (7,503)     1,636    (6,385)     51,956       73,048
                        --------  --------    -------  --------   --------  --------   --------  --------  ----------   ----------
   Total Latin America.   33,555     5,374        433     1,690     58,094     5,242      1,636    (6,385)    525,089      158,023
                        --------  --------    -------  --------   --------  --------   --------  --------  ----------   ----------

 Corporate and Other...      249      (253)      (183)   (1,993)       249      (608)       302   (13,384)    486,146       42,726
                        --------  --------    -------  --------   --------  --------   --------  --------  ----------   ----------
   Total Company....... $206,732  $(22,456)   $77,955  $  2,898   $460,646  $(17,919)  $215,790  $  7,300  $6,659,293   $1,542,095
                        ========  ========    =======  ========   ========  ========   ========  ========  ==========   ==========

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

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                                                          For the Three Months           For the Nine Months
                                                                          Ended September 30,            Ended September 30,
                                                                        ------------------------      ------------------------
                                                                           1999          1998            1999          1998
                                                                        ----------    ----------      ----------    ----------
                                                                            (In thousands)                 (In thousands)
     Net operating loss...............................................   $(155,105)     $(59,917)      $(349,996)   $(154,568)
     Depreciation and amortization....................................     127,298        43,814         260,375      142,669
     Stock-based compensation expense.................................       5,351        19,001          71,702       19,199
                                                                         ---------      --------       ---------    ---------
         Consolidated Adjusted EBITDA.................................   $ (22,456)     $  2,898       $ (17,919)   $   7,300
                                                                         =========      ========       =========    =========

14.  SUBSEQUENT EVENTS

UPC SENIOR NOTES AND SENIOR DISCOUNT NOTES

In October 1999, UPC completed a $1.03 billion bond offering consisting of $252.0 million and euro101.0 million of ten-year 11.25% Senior Notes due 2009, $200.0 million and euro100.0 million of eight-year 10.875% Senior Notes due 2007 and $478.0 million and euro191.0 million aggregate principal amount of ten-year 13.375% Senior Discount Notes due 2009. The Senior Discount Notes were sold at 52.3% of the face amount yielding gross proceeds of $250.0 million and euro100.0 million and will accrue but not pay interest until 2004.

KABEL PLUS ACQUISITION

On October 27, 1999, UPC acquired a 94.6% interest in Kabel Plus and took control of the Kabel Plus cable television systems in the Czech and Slovak republics. The purchase price of $150.0 million is in escrow pending registration of the ownership change, which is expected by the end of 1999.

STOCK SPLIT

On November 11, 1999 the Company announced a two-for-one split of its common stock. Shareholders of record at the close of business on November 22, 1999 will be entitled to one additional share of common stock for each share they own on that date. New shares will be mailed or delivered on or about the payable date of November 30, 1999, by the Company's transfer agent, ChaseMellon Shareholder Services, LLC. The ex-dividend date, the date on which the change in the stock price will be reflected on the NASDAQ market, will be on or about December 1, 1999. The stock split will increase the number of shares of Class A common stock outstanding from approximately 34.6 million shares (including the 2.8 million shares owned by UPC) to approximately 69.2 million shares and Class B common stock outstanding from approximately 9.7 million shares to approximately 19.4 million shares. Following the split, a total of approximately 88.6 million common shares will be outstanding.

NOTES REPURCHASE

@Entertainment purchased $49.1 million aggregate principal amount at maturity of @Entertainment Notes for an aggregate price of $26.5 million and PCI purchased $113.2 million aggregate principal amount of PCI Discount Notes for an aggregate price of $114.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' acceptance of our newer telephone and Internet/data services, our ability to manage and grow our newer telephone and Internet/data services, our ability to secure adequate capital to fund other system growth and development, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint venture partners. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. Our statements in Management's Discussion and Analysis of Financial Condition and Results of Operations in this report related to the Year 2000 issues are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The following discussion and analysis of financial condition and results of operations cover the three and nine months ended September 30, 1999 and 1998, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

INTRODUCTION

United was formed in 1989 for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations outside the United States. Today we are a leading broadband communications provider outside the United States. We provide multi-channel television services in over 20 countries worldwide and telephone and Internet/data services in a growing number of our international markets. Our operations are grouped into three major geographic regions: Europe, Asia/Pacific and Latin America. Our European operations are held through our 55.1% owned, publicly traded subsidiary, UPC, which is the largest pan-European broadband communications (multi-channel television, telephone and Internet/data) provider in terms of the number of subscribers. Our Asia/Pacific operations are primarily held through our approximately 75.5% owned, publicly traded subsidiary, Austar United, which owns the largest provider of multi-channel television services in regional Australia, various Australian programming interests and the only full service provider of broadband communications in New Zealand. Our primary Latin American operation is VTRH, Chile's largest multi-channel television provider and a growing provider of telephone services.

For the nine months ended September 30, 1999 and 1998, we consolidated the results of operations from our systems in Austria, Belgium, Czech Republic, France, Hungary (1999 only), Ireland, The Netherlands, Norway, Romania, Slovak Republic, Australia, New Zealand (from August 1, 1999), Chile (from May 1,
1999), Peru and Brazil (Fortaleza). Unconsolidated systems include our interests in certain systems in Israel, Malta, Brazil (Jundiai), Mexico, Philippines and China and programming interests in Spain, Australia and Latin America. We account for these unconsolidated systems using the equity method of accounting.

SUMMARY OPERATING DATA

The following comparative operating data reflects multi-channel TV subscribers, telephony lines, programming and data subscribers, as well as selected financial statistics of the operating systems in which we had an ownership interest as of September 30, 1999. In addition, the following proportionate data represents certain operating and financial results for us, multiplied by our applicable ownership percentage.

GROSS OPERATING SYSTEM DATA
                                                      As of and for the Nine Months Ended September 30, 1999
                               ----------------------------------------------------------------------------------------------------
                                             Homes in            Two-way     Basic                                          Long-
                                 United      Service    Homes     Homes   Subscribers/     Basic                Adjusted    Term
                                Ownership     Area      Passed    Passed     Lines      Penetration   Revenue   EBITDA(1)  Debt(2)
                               -----------  ---------  --------- -------  ------------  ----------- | --------- ---------  ---------
                                                                                                    |       (In thousands)(3)
                                                                                                    |
UPC (EUROPE)                                                                                        |
------------                                                                                        |
Multi-channel TV Subscribers:                                                                       |
  The Netherlands..............   61.5%     1,710,192  1,652,887  1,311,887 1,515,802      91.7%    |  $124,695  $ 45,382  $      -
  Austria......................   58.4%     1,081,710    908,030    734,440   461,589      50.8%    |  $ 63,220  $ 35,228  $      -
  Hungary (UPC Magyarorszag)...   48.7%       901,500    624,898          -   498,325      79.7%    |  $ 25,871  $  8,838  $      -
  Israel.......................   28.7%       610,500    599,443    377,234   415,754      69.4%    |  $125,756  $ 56,102  $234,232
  Norway.......................   61.5%       529,000    466,742     44,492   324,469      69.5%    |  $ 36,476  $ 15,838  $      -
  Belgium......................   61.5%       133,090    133,090    131,816   123,952      93.1%    |  $ 11,643  $  3,682  $      -
  Malta........................   30.8%       175,000    167,744          -    75,000      44.7%    |  $ 11,886  $  4,872  $ 26,096
  Romania...................... 31.4-61.5%    240,000    143,274          -    94,234      65.8%    |  $  1,907  $    789  $      -
  Czech Republic...............   61.5%       239,484    160,558          -    56,638      35.3%    |  $  3,623  $   (351) $      -
  Hungary (Monor) (4)..........   29.2%        85,000     70,061          -    32,011      45.7%    |
  France....................... 58.6-61.3%  1,265,827    900,020    238,309   331,029      36.8%    |  $ 13,165  $  3,005  $      -
  Poland.......................   61.5%     1,950,000  1,705,569          - 1,165,504      57.7%    |  $ 14,639  $(16,437) $      -
  Sweden.......................   61.5%       770,000    421,624     72,679   241,359      57.2%    |  $  5,163  $  2,761  $      -
  Slovak Republic.............. 58.4-61.5%    344,343    220,399          -   191,592      86.9%    |  $  2,844  $    756  $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
      Total....................            10,035,646  8,174,339  2,910,857 5,527,258               |  $440,888  $160,465  $260,328
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
Telephony Lines:                                                                                    |
  Hungary (Monor)..............   29.2%        85,000     85,000     N/A       72,880      85.7%    |  $ 15,009  $  9,713  $ 36,626
  The Netherlands..............   61.5%     1,710,192    723,492     N/A       67,156       9.3%    |  $ 17,169  $ (6,857) $      -
  Austria......................   58.4%     1,081,710    531,653     N/A       17,551       3.3%    |  $  3,286  $ (7,148) $      -
  France....................... 58.6-61.3%  1,265,827     95,515     N/A        8,593       9.0%    |  $  1,161  $ (3,492) $      -
  Norway.......................   61.5%       529,000     23,535     N/A        1,928       8.2%    |  $    130  $ (4,752) $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
      Total....................             4,671,729  1,459,195     N/A      168,108               |  $ 36,755  $(12,536) $ 36,626
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
Data Subscribers:                                                                                   |
  Internet..................... 48.7-61.5%    N/A         N/A        N/A       79,039       N/A     |  $ 14,595  $(11,760) $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
Programming Subscribers:                                                                            |
  Spain/Portugal (IPS).........   30.8%       N/A         N/A        N/A    1,085,000       N/A     |  $ 21,112  $  9,318  $  3,163
  Ireland (Tara)...............   49.2%       N/A         N/A        N/A    1,168,548       N/A     |  $    658  $ (3,444) $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
      Total....................               N/A         N/A        N/A    2,253,548               |  $ 21,770  $  5,874  $  3,163
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
AUSTAR UNITED (AUSTRALIA/                                                                           |
NEW ZEALAND)(5)                                                                                     |
-------------------------                                                                           |
Multi-channel TV Subscribers:                                                                       |
  Australia (Austar)...........   75.5%     2,085,000  2,083,108          -   360,708      17.3%    |  $102,956  $ (7,913) $      -
  New Zealand..................   75.5%       141,000     83,582     83,071    13,907      16.6%    |  $  1,442  $ (2,706) $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
      Total....................             2,226,000  2,166,690     83,071   374,615               |  $104,398  $(10,619) $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
Telephony Lines:                                                                                    |
  New Zealand..................   75.5%       141,000     83,071     N/A       20,547      24.7%    |  $  4,623  $ (2,140) $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
Data Subscribers:                                                                                   |
  New Zealand..................   75.5%       N/A         N/A        N/A        4,826       N/A     |  $    826  $   (110) $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
Programming Subscribers:                                                                            |
  Australia (XYZ                                                                                    |
    Entertainment).............   37.8%       N/A         N/A        N/A      870,972       N/A     |  $ 22,359  $  9,960  $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
OTHER ASIA/PACIFIC(5)                                                                               |
---------------------                                                                               |
Multi-channel TV Subscribers:                                                                       |
 Philippines...................   19.6%       600,000    425,239         -    178,153     41.9%     | $ 13,074   $ 3,920   $     45
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
LATIN AMERICA                                                                                       |
-------------                                                                                       |
Multi-channel TV Subscribers:                                                                       |
  Chile........................  100.0%     2,350,000  1,609,461    327,212   389,858     24.2%     | $ 83,459   $ 13,408  $      -
  Mexico.......................   49.0%       341,600    229,451          -    57,441     25.0%     | $  9,311   $  2,922  $      -
  Brazil (Jundiai).............   46.3%        70,200     66,563          -    17,877     26.9%     | $  4,245   $  1,532  $      -
  Brazil (TVSB)................  100.0%       437,000    306,000          -    15,107      4.9%     | $  3,006   $ (1,519) $      -
  Peru.........................   62.2%       140,000     61,268          -     8,733     14.3%     | $  1,758   $   (542) $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
      Total....................             3,338,800  2,272,743    327,212   489,016               | $101,779   $ 15,801  $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------

GROSS OPERATING SYSTEM DATA
(Continued)                                               As of and for the Nine Months Ended September 30, 1999
                               ----------------------------------------------------------------------------------------------------
                                             Homes in            Two-way     Basic                                          Long-
                                 United      Service    Homes     Homes   Subscribers/     Basic                Adjusted    Term
                                Ownership     Area      Passed    Passed     Lines      Penetration   Revenue   EBITDA(1)  Debt(2)
                               -----------  ---------  --------- -------  ------------  ----------- | --------- ---------  ---------
                                                                                                    |       (In thousands)(3)
                                                                                                    |
Telephony Lines:                                                                                    |
  Chile........................  100.0%     2,350,000    345,160     N/A       56,623     15.5%     | $  9,507   $  4,127  $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
Data Subscribers:                                                                                   |
  Chile........................  100.0%       N/A         N/A        N/A          706      N/A      | $     32   $      -  $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------
Programming Subscribers:                                                                            |
  Latin American...............   50.0%       N/A         N/A        N/A    4,775,465      N/A      | $  5,074   $ (9,521) $      -
                                           ----------  ---------  --------- ---------               |  --------  --------  --------

                                                           As of and for the Nine Months Ended September, 1999
                                              ---------------------------------------------------------------------------------
                                               Homes in                  Two-way     Basic                                   Long-
                                               Service         Homes      Homes   Subscribers/                 Adjusted      Term
                                                 Area         Passed      Passed     Lines         Revenue     EBITDA(1)    Debt(2)
                                              ------------  ----------- ---------  ------------ |  ----------  ---------  ----------
                                                                                                |           (In thousands) (3)
                                                                                                |
TOTAL COMPANY BASED ON GROSS DATA (6):                                                          |
--------------------------------------                                                          |
Multi-channel TV Subscribers.................. 16,200,446   13,039,011   3,321,140  6,569,042   |  $660,139     $169,567  $  260,373
Telephony Lines...............................  7,162,729    1,887,426     N/A        245,278   |  $ 50,885     $(10,549) $   36,626
Data Subscribers..............................    N/A          N/A         N/A         84,571   |  $ 15,453     $(11,870) $        -
Programming Subscribers.......................    N/A          N/A         N/A      7,899,985   |  $ 49,203     $  6,313  $    3,163
                                                                                                |
TOTAL COMPANY BASED ON CONSOLIDATED SYSTEMS (7):                                                |
------------------------------------------------                                                |
Multi-channel TV Subscribers.................. 14,318,146   11,480,510   2,943,906  5,792,806   |  $397,353     $ 82,630  $1,523,547
Telephony Lines...............................  7,077,729    1,802,426     N/A        172,398   |  $ 35,891     $(21,746) $        -
Data Subscribers..............................    N/A          N/A         N/A         84,571   |  $ 19,163     $(49,143) $        -
Programming Subscribers.......................    N/A          N/A         N/A      1,168,548   |  $  8,239     $(29,660) $        -
                                                                                                |
TOTAL COMPANY BASED ON PROPORTIONATE DATA (8):                                                  |
----------------------------------------------                                                  |
Multi-channel TV Subscribers.................. 10,595,393    8,447,497   2,033,039  3,905,627   |  $396,102     $ 82,883  $   75,162
Telephony Lines...............................  5,259,882    1,261,277     N/A        151,448   |  $ 30,655     $ (8,103) $   10,708
Data Subscribers..............................    N/A          N/A         N/A         52,041   |  $  9,349     $ (7,316) $        -
Programming Subscribers.......................    N/A          N/A         N/A      3,625,088   |  $ 17,793     $    171  $      973



GROSS OPERATING SYSTEM DATA
                                                        As of and for the Nine Months Ended September 30, 1998
                                ----------------------------------------------------------------------------------------------------
                                               Homes in                 Basic                                               Long-
                                  United       Service    Homes      Subscribers/     Basic                    Adjusted     Term
                                 Ownership      Area      Passed        Lines      Penetration      Revenue    EBITDA(1)   Debt(2)
                                -----------   ---------  ---------   ------------  ----------- |   ---------   ---------   ---------
                                                                                               |         (In thousands)(3)
                                                                                               |
UPC (EUROPE)                                                                                   |
------------                                                                                   |
Multi-channel TV Subscribers:                                                                  |
  The Netherlands............   25.5-51.0%    1,510,132  1,476,537   1,372,006        92.9%    |   $115,490    $ 55,081    $343,015
  Austria....................     95.0%       1,070,640    897,938     442,596        49.3%    |   $ 63,186    $ 30,437    $      -
  Hungary (Kabelkom).........     79.3%         901,500    490,966     413,119        84.1%    |   $  6,025    $  2,378    $      -
  Israel.....................     23.3%         600,000    568,999     395,680        69.5%    |   $ 79,555    $ 41,838    $250,000
  Norway.....................      100%         529,924    461,759     319,769        69.3%    |   $ 33,706    $ 12,528    $      -
  Belgium....................      100%         133,000    133,000     127,574        95.9%    |   $ 13,306    $  4,708    $      -
  Malta......................     25.0%         179,000    161,310      68,149        42.2%    |   $ 10,977    $  4,621    $ 20,915
  Romania....................   51.0-100%       180,000     95,674      58,900        61.6%    |   $    728    $    364    $      -
  Czech Republic.............      100%         229,531    148,963      52,268        35.1%    |   $  3,228    $   (887)   $      -
  Hungary (Monor)............     43.3%          85,000     67,361      29,165        43.3%    |   $ 13,151    $  8,207    $ 52,782
  France.....................     99.6%          86,000     60,712      20,955        34.5%    |   $  2,515    $ (1,435)   $      -
  Slovak Republic............   75.0-100%        67,959     26,966      14,636        54.3%    |   $    497    $   (417)   $      -
                                              ---------  ---------   ---------                 |   --------    --------    --------
      Total..................                 5,572,686  4,590,185   3,314,817                 |   $342,364    $157,423    $666,712
                                              ---------  ---------   ---------                 |   --------    --------    --------
Telephony Lines:                                                                               |
  Hungary (Monor)............     43.3%          85,000     84,037      66,895        79.6%    |  [Financial information is included
  The Netherlands............     25.5%         575,000    359,496      13,849         3.9%    |   in multi-channel TV information
                                              ---------  ---------   ---------                 |   above.]
      Total..................                   660,000    443,533      80,744                 |
                                              ---------  ---------   ---------                 |
Programming Subscribers:                                                                       |
  Spain/Portugal (IPS).......     33.5%          N/A        N/A        616,000         N/A     |   $ 11,952    $  2,041    $      -
  Ireland  (Tara)............     75.0%          N/A        N/A        395,610         N/A     |   $    470    $ (3,336)   $      -
                                              ---------  ---------   ---------                 |   --------    --------    --------
      Total..................                    N/A        N/A      1,011,610                 |   $ 12,422    $ (1,295)   $      -
                                              ---------  ---------   ---------                 |   --------    --------    --------
AUSTAR UNITED (AUSTRALIA/                                                                      |
NEW ZEALAND)                                                                                   |
-------------------------                                                                      |
Multi-channel TV Subscribers:                                                                  |
  Australia (Austar).........     98.0%       2,085,000  2,072,706     251,255        12.1%    |   $ 61,222    $(16,819)   $      -
  New Zealand................     63.7%         141,000     42,712       4,651        10.9%    |   $    780    $ (7,407)   $  7,697
                                              ---------  ---------   ---------                 |   --------    --------    --------
      Total..................                 2,226,000  2,115,418     255,906                 |   $ 62,002    $(24,226)   $  7,697
                                              ---------  ---------   ---------                 |   --------    --------    --------
Telephony Lines:                                                                               |  [Financial information is included
  New Zealand................     63.7%         141,000     26,974       4,190        15.5%    |   multi-channel TV information
                                              ---------  ---------   ---------                 |   above.]
Programming Subscribers:                                                                       |
  Australia (XYZ                                                                               |
    Entertainment)...........     49.0%          N/A        N/A        647,255         N/A     |   $ 11,087    $  3,968    $      -
                                              ---------  ---------   ---------                 |   --------    --------    --------
OTHER ASIA/PACIFIC                                                                             |
------------------                                                                             |
Multi-channel TV Subscribers:                                                                  |
 Philippines...................   19.2%         600,000    360,969     145,303        40.3%    |   $ 10,668    $  1,849    $      -
                                              ---------  ---------   ---------                 |   --------    --------    --------
LATIN AMERICA                                                                                  |
-------------                                                                                  |
Multi-channel TV Subscribers:                                                                  |
  Chile......................     34.0%       2,321,000  1,563,872     387,670        24.8%    |   $ 73,924    $ 18,926    $104,389
  Mexico.....................     49.0%         341,600    222,871      56,106        25.2%    |   $  7,693    $  2,418    $      -
  Brazil (Jundiai)...........     46.3%          70,000     67,510      19,766        29.3%    |   $  7,050    $  2,060    $     39
  Brazil (TVSB)..............     45.0%         387,000    306,000      12,443         4.1%    |   $  4,284    $   (539)   $      -
  Peru.......................      100%         140,000     50,504       8,104        16.0%    |   $  1,253    $   (293)   $      -
                                              ---------  ---------   ---------                 |   --------    --------    --------
      Total..................                 3,259,600  2,210,757     484,089                 |   $ 94,204    $ 22,572    $104,428
                                              ---------  ---------   ---------                 |   --------    --------    --------
Telephony Lines:                                                                               |  [Financial information is included
  Chile......................     34.0%       2,321,000    113,300      13,428        11.9%    |   in multi-channel TV information
                                              ---------  ---------   ---------                 |   above.]
Programming Subscribers:                                                                       |
  Latin American.............     50.0%          N/A        N/A      3,151,160        N/A      |   $  2,771    $(13,378)   $      -
                                              ---------  ---------   ---------                 |   --------    --------    --------

                                                             As of and for the Nine Months Ended September, 1998
                                                ---------------------------------------------------------------------------------
                                                 Homes in                      Basic                                       Long-
                                                 Service         Homes      Subscribers/                   Adjusted        Term
                                                   Area         Passed         Lines          Revenue      EBITDA(1)      Debt(2)
                                                ------------  -----------   ------------  |  ----------    ---------     ----------
                                                                                          |            (In thousands) (3)
                                                                                          |
TOTAL COMPANY BASED ON GROSS DATA (6):                                                    |
--------------------------------------                                                    |
Multi-channel TV Subscribers..................  11,658,286    9,277,329      4,200,115    |   $509,238      $157,618      $778,837
Telephony Lines...............................   3,122,000      583,807         98,362    |   $      -      $     -       $      -
Programming Subscribers.......................     N/A           N/A         4,810,025    |   $ 26,280      $(10,705)     $      -
                                                                                          |
TOTAL COMPANY BASED ON CONSOLIDATED SYSTEMS (7):                                          |
------------------------------------------------                                          |
Multi-channel TV Subscribers..................   5,423,554    4,439,188      1,709,176    |   $215,092      $14,860       $751,898
Telephony Lines...............................           -            -              -    |   $    215      $(3,710)      $      -
Programming Subscribers.......................     N/A           N/A           395,610    |   $    483      $(3,850)      $      -
                                                                                          |
TOTAL COMPANY BASED ON PROPORTIONATE DATA (8):                                            |
----------------------------------------------                                            |
Multi-channel TV Subscribers..................   7,333,755    5,950,072      2,478,575    |   $292,123      $71,394       $241,937
Telephony Lines...............................   1,062,387      183,764         39,732    |   $      -      $     -       $      -
Programming Subscribers.......................     N/A           N/A         2,395,803    |   $ 11,175      $(6,563)      $      -

(1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(2) The amounts disclosed herein represent unconsolidated debt. Consolidated debt for the operating systems is included in the footnotes to the consolidated financial statements.
(3) The financial information presented herein has been taken from unaudited financial information of the respective operating companies that were providing service as of September 30, 1999. Certain information presented herein has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles. In addition, certain amounts have been converted to U.S. dollars using the September 30, 1999 exchange rates for the convenience translation.
(4)  Financial information is included in telephony information below.
(5) Effective October 8, 1999, UIPI purchased the remaining 2.0% interest in UAP that it did not own. The seller has the right to repurchase these shares at the original sale price, plus interest at 14.0% per annum, at any time prior to October 8, 2000.
(6)  Summation of the gross operating system data on the previous page.
(7) Summation of the gross operating system data on the previous page, for those systems that we consolidate in our financial statements due to majority ownership and control.
(8) Summation of the gross operating system data on the previous page, multiplied by our ownership percentage for each respective system.

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

                                                                                For the Nine
                                                        Inception to            Months Ended
                                                      December 31, 1998      September 30, 1999       Total
                                                      -----------------      ------------------     --------
                                                                               (In millions)
     United (Parent Only)
     -------------------
     Financing Sources:
       Gross bond proceeds.........................       $1,138.1               $208.9              $1,347.0
       Gross equity proceeds (1)...................          408.9                419.6                 828.5
       Asset sales, dividends and note payments....          224.4                 94.7                 319.1
       Interest income and other...................           32.7                 28.2                  60.9
                                                          --------               ------              --------
            Total sources..........................        1,804.1                751.4               2,555.5
                                                          --------               ------              --------
     Application of Funds:
     Investment in:
       UPC.........................................         (454.7)                (2.8)               (457.5)
       UAP (1).....................................         (256.4)               (34.9)               (291.3)
       ULA.........................................         (292.3)              (292.9)               (585.2)
       Other.......................................          (25.8)                   -                 (25.8)
                                                          --------               ------              --------
            Total..................................       (1,029.2)              (330.6)             (1,359.8)
       Repayment of bonds (2)......................         (531.8)                (0.3)               (532.1)
       Offering costs..............................          (64.5)               (19.3)                (83.8)
       Corporate equipment and development.........          (25.7)                (5.3)                (31.0)
       Corporate overhead and other................         (106.5)               (10.2)               (116.7)
                                                          --------               ------              --------
            Total uses.............................       (1,757.7)              (365.7)             (2,123.4)
                                                          --------               ------              --------
       Period change in cash.......................           46.4                385.7                 432.1
       Cash, beginning of period...................              -                 46.4                     -
                                                          --------               ------              --------
       Cash, end of period.........................       $   46.4               $432.1                 432.1
                                                          ========               ======              --------

       United's Subsidiaries
       ---------------------
       Cash, end of period:
         UPC.......................................                                                     101.8
         UAP.......................................                                                     288.1
         ULA.......................................                                                       5.5
         Other.....................................                                                       2.3
                                                                                                     --------
              Total United's subsidiaries..........                                                     397.7
                                                                                                     --------
              Total consolidated cash, cash
               equivalents, restricted cash
               and short-term liquid investments...                                                  $  829.8
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

UNITED PARENT

We had $432.1 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of September 30, 1999. We do not expect to contribute additional capital to UPC and Austar United for their on-going operating or development requirements, as they will finance their operating systems and development opportunities with their operating cash flow and debt and equity financings. We believe that our existing capital resources will enable us to assist in satisfying the operating and development requirements of our other subsidiaries and cover corporate overhead for the next year. To the extent we pursue new acquisitions or development opportunities, we will need to raise additional capital or seek strategic partners. Because we do not currently generate positive operating cash flow, our ability to repay our long-term obligations will be dependent on developing one or more additional sources of cash.

UPC

UPC had $101.8 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of September 30, 1999. During February 1999, UPC successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System, raising gross and net proceeds at NLG63.91 ($32.78) per share of NLG2,852.9 ($1,463.0) million and NLG2,660.1 ($1,364.1) million, respectively. Concurrent with the offering, DIC exercised one of its two option agreements acquiring approximately 1.6 million shares for $45.0 million. Proceeds from the offering and option exercise were used to repay certain debt facilities and finance acquisitions.

In July 1999, UPC completed a $1.5 billion bond offering. Proceeds from the bond offering were primarily used to fund acquisitions. Also in July 1999 UPC entered into a euro1.0 billion credit facility. Proceeds from the UPC Senior Credit Facility were used to refinance the existing credit facility, repay certain intercompany debts, fund general corporate purposes and fund capital expenditures.

In October 1999, UPC closed an equity offering of 15.0 million ordinary shares at euro59.75 ($64.68) per share, for gross proceeds of approximately euro896.3 ($970.2) million.

Also in October 1999, UPC completed a $1.03 billion bond offering consisting of $252.0 million and euro101.0 million of ten-year 11.25% Senior Notes due 2009, $200.0 million and euro100.0 million of eight-year 10.875% Senior Notes due 2007 and $478.0 million and euro191.0 million aggregate principal amount of ten-year 13.375% Senior Discount Notes due 2009. The Senior Discount Notes were sold at 52.3% of the face amount yielding gross proceeds of $250.0 million and euro100.0 million and will accrue but not pay interest until 2004.

The proceeds from the debt and equity offerings, in addition to borrowing capacity on UPC's facilities at the corporate and project debt level, are expected to be used primarily for acquisitions, capital expenditures and other costs associated with UPC's network upgrade and the continued development of UPC's Telephony and Internet/data services businesses. UPC may need to raise additional capital in the future to the extent UPC pursues additional acquisitions or development opportunities or if cash flow from operations is insufficient to satisfy UPC's liquidity requirements.

UAP

UAP had $288.1 million of cash, cash equivalents and short-term liquid investments on hand as of September 30, 1999. On July 27, 1999, Austar United successfully completed an initial public offering selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at A$4.70 ($3.03) per share of A$486.5 ($313.6) million and A$456.5 ($294.3) million, respectively. These proceeds, in addition to borrowing capacity on the New Austar Bank Facility and Saturn Bank Facility, will be used to expand Austar United's customer base, complete the build-out of its network and introduce new services such as Telephony and Internet/data.

ULA

ULA had $5.5 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of September 30, 1999. ULA's systems, which are at various stages of construction and development, will generally depend on funding from us and project financing to meet their growth needs. ULA's Chilean system, VTRH, has capacity for borrowing under the VTRH Bank Facility as of September 30, 1999. With this facility and positive operating cash flow, the business is fully funded through mid-2000 without additional assistance from United. ULA anticipates continued nominal funding from us for Latin America programming and projects in Brazil. To the extent ULA pursues new acquisitions or development opportunities, ULA and/or United will need to raise additional capital or seek strategic partners.

STATEMENTS OF CASH FLOWS

We had cash and cash equivalents of $317.0 million as of September 30, 1999, an increase of $281.4 million from $35.6 million as of December 31, 1998. Cash and cash equivalents of $58.4 million as of September 30, 1998 represented a decrease of $15.9 million from $74.3 million as of December 31, 1997, the detail of which is as follows:

                                                                       For the Nine Months Ended
                                                                              September 30,
                                                                   ----------------------------------
                                                                      1999                     1998
                                                                   ---------                ---------
                                                                             (In thousands)
     Cash flows from operating activities.......................   $  (44,005)              $(34,451)
     Cash flows from investing activities.......................   (3,149,861)              (290,863)
     Cash flows from financing activities.......................    3,543,239                308,300
     Effect of exchange rates on cash...........................      (67,963)                 1,088
                                                                   ----------               --------
     Net increase (decrease) in cash and cash equivalents.......      281,410                (15,926)
     Cash and cash equivalents at beginning of period...........       35,608                 74,289
                                                                   ----------               --------
     Cash and cash equivalents at end of period.................   $  317,018               $ 58,363
                                                                   ==========               ========

NINE MONTHS ENDED SEPTEMBER 30, 1999

Principal sources of cash during the nine months ended September 30, 1999 included $1,518.7 million in proceeds from the issuance of the UPC Senior Notes, $1,409.1 million in proceeds from UPC's initial public offering and DIC's exercise of its option to acquire shares in UPC, $381.8 million in net proceeds from the issuance of United's Series C Convertible Preferred Stock, $299.2 million of borrowings on the UPC Senior Credit Facility, $294.3 million in net proceeds from the Austar United initial public offering, $261.3 million of borrowings on the New Telekabel Facility, $208.9 million in proceeds from the issuance of the United 1999 Notes, $198.1 million of borrowings on the New Austar Bank Facility and the Saturn Bank Facility, $45.0 million of borrowings on the VTRH Bank Facility, $111.6 million of other borrowings, $40.1 million from the issuance of our and UPC's equity securities, $18.0 million of proceeds from the sale of our Hungarian programming assets and $3.0 million from other investing and financing sources.

Principal uses of cash during the nine months ended September 30, 1999 included $744.5 million for the acquisition of @Entertainment, $521.7 million for the repayment of the UPC Senior Revolving Credit Facility, $467.3 million of net cash invested in short-term investments, $444.1 million of capital expenditures for system upgrade and new-build activities, $306.1 million for the repayment of the existing facility at UTH, $293.2 million for the acquisition of Stjarn, $252.7 million for the acquisition of the additional 66.0% interest in VTRH, $252.0 million for the acquisition of the additional 49.0% interest in UTH, $228.5 million for the acquisition of A2000, $109.7 million for the acquisition of GelreVision, $223.3 million for other acquisitions, $144.1 million of funding to our affiliates, including UPC's acquisition of an interest in SBS for $100.2 million, $129.1 million for the repayment of the Austar Bank Facility, $56.1 million for the repayment of the UPC Bridge Bank Facility, $45.0 million for the repayment of a portion of the UPC DIC Loan, $79.3 million for the repayment of other loans, $72.6 million for deferred financing costs, $68.0 million negative exchange rate effect on cash, $18.0 million for payment of a note, and $52.4 million for operating activities and other investing and financing uses.

NINE MONTHS ENDED SEPTEMBER 30, 1998

Principal sources of cash during the nine months ended September 30, 1998 included $812.2 million from the issuance of the United 1998 Notes, $176.4 million of borrowings on UPC's bank facilities and Austar's bank facility and $13.6 million from other investing and financing sources.

Principal uses of cash during the nine months ended September 30, 1998 included $531.8 million for the redemption of the existing United Old Notes, $108.8 million for the repayment of certain UPC bank facilities, $88.0 million for the acquisition of Combivisie, The Netherlands, $25.1 million for the net purchase of short-term investments, $125.9 million of capital expenditures for system upgrade and new-build activities, $25.0 million for the repayment of a ULA credit facility, $23.9 million of debt financing costs, $36.2 million of funding to our affiliates and $53.4 million for operating activities and other investing and financing uses.

RESULTS OF OPERATIONS

The following table displays selected system operating data for our significant consolidated systems in the currency reported to United:

                                                         For the Three Months Ended      For the Nine Months Ended
                                                               September 30,                  September 30,
                                                        ---------------------------      -------------------------
                                                           1999             1998            1999           1998
                                                        ----------       ----------      ----------     ----------
                                                            (In thousands)                    (In thousands)
     UPC Revenue (NLG):
       Video........................................      224,605          102,678         513,783         287,256
       Telephony....................................       21,961               61          44,827             436
       Internet/Data................................       18,204            2,205          37,711           5,274
       Programming and Other........................       11,834            6,001          12,237          13,249
                                                       ----------       ----------      ----------      ----------
            Total UPC Revenue.......................      276,604          110,945         608,558         306,215
                                                       ==========       ==========      ==========      ==========
     UPC Adjusted EBITDA (NLG):
       Video........................................       93,974           42,804         223,839         130,109
       Telephony....................................      (20,994)          (6,383)        (49,037)         (7,510)
       Internet/Data................................      (49,897)          (7,491)       (101,313)        (12,997)
       Programming and Other........................      (77,966)           4,721        (112,460)         (8,760)
                                                       ----------       ----------      ----------      ----------
            Total UPC Adjusted EBITDA (1)...........      (54,883)          33,651         (38,971)        100,842
                                                       ==========       ==========      ==========      ==========
     Austar (A$):
       Revenue......................................       58,425           34,620         157,893          93,890
                                                       ==========       ==========      ==========      ==========
       Adjusted EBITDA (1)..........................       (1,484)         (16,355)        (12,135)        (25,795)
                                                       ==========       ==========      ==========      ==========

     VTRH Revenue (Chilean Pesos "Ch"):
       Video........................................   13,984,702       13,443,399      41,363,983      39,324,357
       Telephony....................................    2,445,511          309,200       4,710,114         704,720
                                                       ----------       ----------      ----------      ----------
            Total VTRH Revenue (2)..................   16,430,213       13,752,599      46,074,097      40,029,077
                                                       ==========       ==========      ==========      ==========
     VTRH Adjusted EBITDA (Ch):
       Video........................................    2,632,354        3,426,068       6,642,811      10,661,342
       Telephony....................................    1,350,336         (425,561)      2,044,666        (498,014)
                                                       ----------       ----------      ----------      ----------
            Total VTRH  Adjusted EBITDA (1)(2)......    3,982,690        3,000,507       8,687,477      10,163,328
                                                       ==========       ==========      ==========      ==========

     (1) "Adjusted EBITDA" represents net operating earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
     (2) Based on Chilean generally accepted accounting principles from January 1, 1999 through September 30, 1999. We began consolidating the results of operations of VTRH beginning May 1, 1999.

The following rates were used to translate the selected system operating data above into U.S. dollars for consolidation purposes per one U.S. dollar:

                                                   Dutch   Australian   Chilean
                                                  Guilder    Dollar      Peso
                                                  -------  -----------  -------
     Average rate three months
       ended September 30, 1999..................  2.1004    1.5399     517.5685
     Average rate three months
       ended September 30, 1998..................  1.9945    1.6810     469.1958

REVENUE. Revenue increased $128.7 million, or 165.0%, from $78.0 million for the three months ended September 30, 1998 to $206.7 million for the three months ended September 30, 1999. Revenue increased $244.8 million, or 113.4%, from $215.8 million for the nine months ended September 30, 1998 to $460.6 million for the nine months ended September 30, 1999.

EUROPE

Revenue for UPC in U.S. dollar terms increased $75.8 million, or 136.6% from $55.9 million for the three months ended September 30, 1998 to $131.7 million for the three months ended September 30, 1999, including a negative impact of $2.8 million due to exchange rate fluctuations. Revenue for UPC in U.S. dollar terms increased $144.1 million, or 95.2% from $151.3 million for the nine months ended September 30, 1998 to $295.4 million for the nine months ended September 30, 1999, including a negative impact of $2.3 million due to exchange rate fluctuations. On a functional currency basis, UPC's revenue increased NLG165.7 million or 149.4% from NLG110.9 million for the three months ended September 30, 1998 to NLG276.6 million for the three months ended September 30, 1999. On a functional currency basis, UPC's revenue increased NLG302.4 million or 98.8% from NLG306.2 million for the nine months ended September 30, 1998 to NLG608.6 million for the nine months ended September 30, 1999. The increase in cable television revenue resulted primarily from acquisitions completed during 1999, which are included in the results of operations from their respective dates of acquisition. Revenue consolidated from UTH, or UPC Nederland, made up 73.7% of this new acquisition revenue for the nine months ended September 30, 1999. The remaining increase in cable television revenue came from subscriber growth. The increase in telephony revenue is primarily a result of the consolidation of UTH, as well as increased telephony revenue from the launch of telephony services in Austria, France and Norway in the first half of 1999. Internet/data services revenue is primarily due to increased revenue from Austria and Belgium due to subscriber growth, and the launch of Internet/data services in France, The Netherlands and Norway in the first half of 1999. A substantial portion of the increase in programming revenue is due to the acquisition of @Entertainment, which had programming revenue of NLG8.4 million for the two months ended September 30, 1999.

ASIA/PACIFIC

Revenue for Austar increased $17.3 million, or 84.0% from $20.6 million for the three months ended September 30, 1998 to $37.9 million for the three months ended September 30, 1999. Austar's revenue increased $43.2 million, or 73.3%, from $58.9 million for the nine months ended September 30, 1998 to $102.1 million for the nine months ended September 30, 1999. The U.S. dollar increase was positively impacted by $2.8 million and $3.1 million due to fluctuation in exchange rates between the three and nine months ended September 30, 1999, respectively, compared to the same periods in the prior year. On a functional currency basis, Austar's revenue increased A$23.8 million from A$34.6 million for the three months ended September 30, 1998 to A$58.4 million for the three months ended September 30, 1999, a 68.8% increase. Austar's functional currency revenue increased A$64.0 million, from A$93.9 million for the nine months ended September 30, 1998 to A$157.9 million for the nine months ended September 30, 1999, a 68.2% increase. These increases were primarily due to subscriber growth (360,708 at September 30, 1999 compared to 251,255 at September 30, 1998) and increased average monthly revenue per subscriber as Austar continues to expand its customer base. The average monthly revenue per subscriber increased A$7.48 ($4.88) from an average per subscriber of A$46.36 ($30.23) for the nine months ended September 30, 1998 to an average of A$53.84 ($35.11) per subscriber for the nine months ended September 30, 1999, a 16.1% increase.

LATIN AMERICA

We began consolidating the results of operations of VTRH effective May 1, 1999. Revenue for VTRH in U.S. dollar terms increased $2.4 million, or 8.2% from $29.3 million for the three months ended September 30, 1998 to $31.7 million for the three months ended September 30, 1999, including a negative impact of $2.7 million due to exchange rate fluctuations. Revenue for VTRH in U.S. dollar terms increased $5.5 million, or 6.3% from $87.5 million for the nine months ended September 30, 1998 to $93.0 million for the nine months ended September 30, 1999, including a negative impact of $6.7 million due to exchange rate fluctuations. On a functional currency basis, VTRH's revenue increased Ch2.7 billion or 19.7% from Ch13.7 billion for the three months ended September 30, 1998 to Ch16.4 billion for the three months ended September 30, 1999. On a functional currency basis, VTRH's revenue increased Ch6.1 billion or 15.3% from Ch40.0 billion for the nine months ended September 30, 1998 to Ch46.1 billion for the nine months ended September 30, 1999. The increase in revenue primarily resulted from telephony subscriber growth volume (56,623 at September 30, 1999 compared to 13,428 at September 30, 1998), as well as price. The average monthly revenue per subscriber for telephony service was Ch16,298($31.49) and Ch13,486($27.22) for the three and nine months ended September 30, 1999, respectively, compared to Ch9,675($20.62) and Ch9,261($20.25) for the three and nine months ended September 30, 1998, respectively. VTRH also experienced modest multi-channel television subscriber growth (389,858 at September 30, 1999 compared to 387,670 at September 30, 1998), and modest rate increases this year compared to last year. The average monthly revenue per subscriber for multi-channel television was Ch11,971($23.13) and Ch11,747($23.71) for the three and nine months ended September 30, 1999, respectively, compared to Ch11,664($24.86) and Ch11,547($25.25) for the three and nine months ended September 30, 1998, respectively.

ADJUSTED EBITDA. Adjusted EBITDA decreased $25.4 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Adjusted EBITDA decreased $25.2 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

EUROPE

Adjusted EBITDA for UPC in U.S. dollar terms decreased $43.0 million, or 254.4%, from $16.9 million for the three months ended September 30, 1998 to negative $26.1 million for the three months ended September 30, 1999, including a negative impact of $1.7 million due to exchange rate fluctuations. Adjusted EBITDA for UPC in U.S. dollar terms decreased $68.0 million, or 129.3%, from $52.6 million for the nine months ended September 30, 1998 to negative $15.4 million for the nine months ended September 30, 1999, including a negative impact of $1.4 million due to exchange rate fluctuations. On a functional currency basis, UPC's Adjusted EBITDA decreased NLG88.6 million, or 262.9%, from NLG33.7 million for the three months ended September 30, 1998 to negative NLG54.9 million for the three months ended September 30, 1999. On a functional currency basis, UPC's Adjusted EBITDA decreased NLG139.8 million, or 138.7%, from NLG100.8 million for the nine months ended September 30, 1998 to negative NLG39.0 million for the nine months ended September 30, 1999. Although revenue increased compared to the same period in the prior year, increases in operating expense and selling, general and administrative expense outpaced the revenue increase, primarily due to the focus on the continued development of UPC's newer telephony and Internet/data services. We believe the introduction of telephone services and Internet/data services will have a significant negative impact on Adjusted EBITDA during 1999.

ASIA/PACIFIC

Austar's Adjusted EBITDA loss decreased $8.7 million, or 89.7%, from negative $9.7 million for the three months ended September 30, 1998 to negative $1.0 million for the three months ended September 30, 1999. Austar's Adjusted EBITDA loss decreased $7.7 million, or 49.7%, from negative $15.5 million for the nine months ended September 30, 1998 to negative $7.8 million for the nine months ended September 30, 1999. The U.S. dollar Adjusted EBITDA loss decrease was positively impacted by $0.1 million due to fluctuation in exchange rates between the three months ended September 30, 1999 and 1998 and the U.S. dollar Adjusted EBITDA loss decrease was positively impacted by $0.2 million due to fluctuation in exchange rates between the nine months ended September 30, 1999 and 1998. On a functional currency basis, Austar's Adjusted EBITDA loss decreased A$14.9 million from negative A$16.4 million for the three months ended September 30, 1998 to negative A$1.5 million for the three months ended September 30, 1999, a 90.9% decrease. Austar's functional currency Adjusted EBITDA loss decreased A$13.7 million, from negative A$25.8 million for the nine months ended September 30, 1998 to negative A$12.1 million for the nine months ended September 30, 1999, a 53.1% decrease. The decrease in Adjusted EBITDA loss for the comparable periods from year to year is primarily due to Austar achieving incremental sales growth while keeping certain costs fixed, such as the national customer service center, corporate management staff and media-related marketing costs.

LATIN AMERICA

We began consolidating the results of operations of VTRH effective May 1, 1999. VTRH's Adjusted EBITDA in U.S. dollar terms increased $1.3 million, or 20.3% from $6.4 million for the three months ended September 30, 1998 to $7.7 million for the three months ended September 30, 1999, including a negative impact of $0.6 million due to exchange rate fluctuations. VTRH's Adjusted EBITDA in U.S. dollar terms decreased $4.7 million, or 21.2% from $22.2 million for the nine months ended September 30, 1998 to $17.5 million for the nine months ended September 30, 1999, including a negative impact of $1.7 million due to exchange rate fluctuations. On a functional currency basis, VTRH's Adjusted EBITDA increased Ch1.0 billion, or 33.3% from Ch3.0 billion for the three months ended September 30, 1998 to Ch4.0 billion for the three months ended September 30, 1999. On a functional currency basis, VTRH's Adjusted EBITDA decreased Ch1.5 billion or 14.7% from Ch10.2 billion for the nine months ended September 30, 1998 to Ch8.7 billion for the nine months ended September 30, 1999. Although revenue increased compared to the same periods in the prior year, increases in operating expense and selling, general and administrative expense outpaced the revenue increases, primarily due to the focus on the continued development of VTRH's newer telephony and Internet/data services and an increase in senior management personnel hired from the former shareholders of VTRH.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense increased $0.2 million from $23.2 million for the three months ended September 30, 1998 to $23.4 million for the three months ended September 30, 1999. Corporate general and administrative expense increased $66.3 million from $42.1 million for the nine months ended September 30, 1998 to $108.4 million for the nine months ended September 30, 1999. This increase was primarily attributable to a stock-based compensation charge of $53.6 million from UPC's stock option plans for the nine months ended September 30, 1999, compared to $16.1 million for the same period in 1998. In addition, UAP recorded $18.9 million of non-cash stock-based compensation expense for the nine months ended September 30, 1999 compared to nil for the same period in 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $83.5 million and $117.7 million during the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998, respectively, as follows:

                                                                          For the Three Months           For the Nine Months
                                                                          Ended September 30,            Ended September 30,
                                                                        ------------------------      ------------------------
                                                                           1999          1998            1999          1998
                                                                        ----------    ----------      ----------    ----------
                                                                            (In thousands)                 (In thousands)
     Europe...........................................................   $ 91,457       $20,816        $164,556     $ 68,102
     Asia/Pacific.....................................................     25,086        22,383          75,031       73,018
     Latin America....................................................     10,370           369          19,781          818
     Corporate and other..............................................        385           246           1,007          731
                                                                         --------       -------        --------     --------
          Total depreciation and amortization expense.................   $127,298       $43,814        $260,375     $142,669
                                                                         ========       =======        ========     ========

EUROPE

UPC's depreciation and amortization expense in U.S. dollar terms increased $70.7 million, or 339.9%, from $20.8 million for the three months ended September 30, 1998 to $91.5 million for the three months ended September 30, 1999, offset by a positive impact of $1.0 million due to exchange rate fluctuations. UPC's depreciation and amortization expense in U.S. dollar terms increased $96.5 million, or 141.7%, from $68.1 million for the nine months ended September 30, 1998 to $164.6 million for the nine months ended September 30, 1999, including a positive impact of $0.4 million due to exchange rate fluctuations. On a functional currency basis, UPC's depreciation and amortization expense increased NLG149.2 million, or 347.8%, from NLG42.9 million for the three months ended September 30, 1998 to NLG192.1 million for the three months ended September 30, 1999. On a functional currency basis, UPC's depreciation and amortization expense increased NLG202.7 million, or 147.1%, from NLG137.8 million for the nine months ended September 30, 1998 to NLG340.5 million for the nine months ended September 30, 1999. These increases result primarily from acquisitions completed during 1999, as well as additional depreciation related to additional capital expenditures to upgrade the network in our Western European systems and new-build for developing systems. We expect depreciation and amortization to increase in the future due to anticipated acquisitions and continued new-build for developing systems.

ASIA/PACIFIC

Depreciation and amortization expense for Austar increased $1.4 million, or 6.4%, from $21.8 million for the three months ended September 30, 1998 to $23.2 million for the three months ended September 30, 1999. Depreciation and amortization expense for Austar increased $2.2 million, or 3.1% from $70.0 million for the nine months ended September 30, 1998 to $72.2 million for the nine months ended September 30, 1999. The U.S. dollar increases were negatively impacted by $1.7 million due to fluctuation in exchange rates between the three months ended September 30, 1999 and 1998 and negatively impacted by $2.1 million due to fluctuation in exchange rates between the nine months ended September 30, 1999 and 1998. On a functional currency basis, Austar's depreciation and amortization expense decreased A$0.7 million, from A$35.1 million for the three months ended September 30, 1998 to A$34.4 million for the three months ended September 30, 1999, a 2.0% decrease. On a functional currency basis, Austar's depreciation and amortization expense increased A$1.1 million, from A$106.4 million for the nine months ended September 30, 1998 to A$107.5 million for the nine months ended September 30, 1999, a 1.0% increase.

LATIN AMERICA

The increase in the three and nine month periods ended September 30, 1999 is due to consolidating the results of operations of VTRH effective May 1, 1999.

GAIN ON ISSUANCE OF SECURITIES BY SUBSIDIARY. In February 1999, UPC successfully completed an initial public offering selling 44.6 million shares on the Amsterdam Stock Exchange and Nasdaq National Market System, raising gross and net proceeds at NLG63.91 ($32.78) per share of NLG2,852.9 ($1,463.0) million and NLG2,660.1 ($1,364.1) million, respectively. Concurrent with the offering, DIC exercised its option and acquired 1,558,654 ordinary shares of UPC, resulting in proceeds to UPC of $45.0 million. Based on the carrying value of our investment in UPC as of February 11, 1999, we recognized a gain of $822.1 million from the resulting step-up in the carrying amount of our investment in UPC, in accordance with SAB 51.

In July 1999, Austar United successfully completed an initial public offering selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at A$4.70 ($3.03) per share of A$486.5 ($313.6) million and A$456.5 ($294.3) million, respectively. Based on the carrying value of our investment in Austar United as of July 27, 1999, we recognized a gain of $249.0 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51.

In August 1999, UPC partially funded the acquisition of Videopole with 955,376 ordinary shares of UPC. Based on the carrying value of our investment in UPC as of July 31, 1999, we recognized a gain of $34.9 million from the resulting step-up in the carrying amount of our investment in UPC, in accordance with SAB 51.

No deferred taxes were recorded related to these gains due to our intent on holding our investment in UPC and Austar United indefinitely.

INTEREST EXPENSE. Interest expense increased $67.8 million, or 139.8%, from $48.5 million during the three months ended September 30, 1998 to $116.3 million during the three months ended September 30, 1999. Interest expense increased $93.9 million, or 66.7%, from $140.8 million during the nine months ended September 30, 1998 to $234.7 million during the nine months ended September 30, 1999. These increases were primarily due to the continued accretion of interest on our $1,375.0 million aggregate principal amount United 1998 Notes, continued accretion on the $492.9 million aggregate principal amount United A/P Notes and new debt in 1999 such as the UPC Senior Notes, UPC DIC Loan, New Telekabel Facility, A2000 Facilities, VTRH Bank Facility and Saturn Bank Facility.

FOREIGN CURRENCY EXCHANGE GAIN/LOSS. Foreign currency exchange loss increased $10.9 million from $6.3 million gain for the three months ended September 30, 1998 to $4.6 million loss for the three months ended September 30, 1999. Foreign currency exchange loss increased $25.5 million from $0.7 million gain for the nine months ended September 30, 1998 to $24.8 million loss for the nine months ended September 30, 1999. These increases were primarily due to a decrease in the value of the Chilean Peso in relation to the U.S. dollar from period to period. VTRH has approximately $268.0 million of U.S. dollar denominated notes payable which are subject to fluctuations in exchange rates.

EXTRAORDINARY CHARGE FOR EARLY RETIREMENT OF DEBT. In connection with the issuance of the 1998 Notes, we paid $531.8 million to repurchase the existing Old Notes which had an accreted value of $466.2 million as of February 5, 1998. This tender premium of $65.6 million, combined with the write off of unamortized deferred financing costs and other transaction related costs totaling $13.5 million, resulted in an extraordinary charge during the nine months ended September 30, 1998 of $79.1 million.

SHARE IN RESULTS OF AFFILIATED COMPANIES. Our share in results of affiliated companies totaled a loss of $16.8 million and $17.0 million for the three months ended September 30, 1999 and 1998, respectively, and a loss of $48.4 million and $48.0 million for the nine months ended September 30, 1999 and 1998, respectively, as follows:

                                                                          For the Three Months           For the Nine Months
                                                                          Ended September 30,            Ended September 30,
                                                                        ------------------------      ------------------------
                                                                           1999          1998            1999          1998
                                                                        ----------    ----------      ----------    ----------
                                                                            (In thousands)                 (In thousands)
Europe:
  A2000 (1)...........................................................   $ (3,974)      $ (1,729)      $(16,787)    $(13,087)
  UTH (2).............................................................         -          (4,174)        (2,757)      (4,174)
  Hungary.............................................................         -            (629)          (111)      (3,431)
  Melita, Princes Holdings and Tevel (3)..............................         -           1,280              -        1,710
  Tevel (3)...........................................................     (3,085)             -         (4,915)           -
  Melita (3)..........................................................       (793)             -           (960)           -
  Monor...............................................................        129           (218)           980       (1,175)
  IPS.................................................................      1,050            520          1,240         (271)
  SBS.................................................................     (3,706)             -         (3,706)           -
  Other...............................................................       (422)        (1,947)          (309)      (1,851)
                                                                         --------       --------       --------     --------
                                                                          (10,801)        (6,897)       (27,325)     (22,279)
                                                                         --------       --------       --------     --------
Asia/Pacific:
  Saturn..............................................................     (2,742)        (4,066)        (6,324)      (8,045)
  XYZ Entertainment...................................................     (2,138)          (680)        (6,531)        (210)
  PCC.................................................................        (20)          (461)           (84)        (800)
  HITV................................................................        (41)        (1,376)           160       (1,698)
                                                                         --------       --------       --------     --------
                                                                           (4,941)        (6,583)       (12,779)     (10,753)
                                                                         --------       --------       --------     --------
Latin America:
  VTRH (4)............................................................          -         (1,061)        (3,962)      (5,440)
  Megapo..............................................................        103            238            341          278
  TVSB (5)............................................................          -           (300)             -         (253)
  MGM Networks LA.....................................................     (1,155)        (2,556)        (4,801)      (9,795)
  Jundiai.............................................................         36            114            160          279
                                                                         --------       --------       --------     --------
                                                                           (1,016)        (3,565)        (8,262)     (14,931)
                                                                         --------       --------       --------     --------
Total share in results of
  affiliated companies................................................   $(16,758)      $(17,045)      $(48,366)    $(47,963)
                                                                         ========       ========       ========     ========

(1) Effective September 1, 1999 we increased our ownership interest in A2000 from 50.0% to 100% and began consolidating its results of operations.
(2) Effective February 1, 1999 we increased our ownership interest in UTH from 51.0% to 100% and began consolidating its results of operations.
(3) Historically we held our interests in Melita, Princes Holdings and Tevel through UII, a general partnership. In November 1998 we acquired our partner's interest in Tevel and Melita and sold our interest in Princes Holdings.
(4) Effective May 1, 1999 we increased our ownership interest in VTRH to 100% and began consolidating its results of operations.
(5) Effective October 2, 1998 we increased our ownership interest in TVSB to 100% and began consolidating its results of operations.

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

All of our operating systems, with the exception of acquisitions completed in the third quarter of 1999 and as described below, have concluded the Identification Phase and the Task Force is working on the Implementation Phase for these systems. Excluding recent acquisitions, the Task Force has researched approximately 98.0% of the items identified during the Identification Phase as to Year 2000 compliance. Of the items researched, 94.0% are compliant and 4.6% are not compliant but can be easily remedied without significant cost to us. The remaining items require further research or additional testing. Because of several acquisitions early this year, the number of research items has expanded significantly. Including our recent acquisitions, research on 90.0% of the items has been completed and remaining research is ongoing.

The Task Force commenced the Testing Phase in first quarter 1999. The Task Force is supervising the Testing Phase of the computer system for our headend controllers and our customer service billing systems and routers. Based on current data to date, testing will continue to the end of 1999. At this time, we anticipate that all material aspects of the program will be completed before January 1, 2000, and we do not anticipate any material remediations or replacements. Testing for customer care and billing systems, as well as our headends and headend controllers, has been completed in most of our systems.

During the third quarter of 1999, we initiated a priority level review of the Year 2000 program existing in the systems we acquired subsequent to June 30, 1999. In most of these acquisitions we had received representations and warranties from the seller regarding Year 2000 compliance. Upon detailed reviews, however, we found some of the systems unprepared for Year 2000. We are currently implementing the necessary steps to assure compliance of the mission critical systems and other date-related equipment, however, there can be no assurance that we will be successful in this endeavor.

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

In August 1999, we completed the acquisition of @Entertainment in Poland. Currently, the assessment of the Year 2000 program at @Entertainment is behind schedule and incomplete. Customer care, billing and subscriber management systems are considered mission critical and have been researched with unsatisfactory results. UPC is working to upgrade and patch the systems to Year 2000 compliant versions. Both vendors and consultants have committed to compliance by December 31, 1999. We cannot, however, be certain that the deadlines will be met. The Year 2000 issues in our Poland operating system have been given a high priority.

In addition to our program, we are a member of a Year 2000 working group, which has 12 cable television companies and meets under the auspices of Cable Labs. The dialogue with the other cable operators has assisted us in developing our Year 2000 program. Cable Labs developed test procedures and contingency plans for critical components of operating systems for the benefit of all of its members. We have received these test procedures and plans, which we have distributed to our systems.

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

We also have requested information from various third parties on the status of their Year 2000 compliance programs in an effort to prevent any possible interruptions or failures. To date, responses by programming vendors to such communications have been limited and the responses received state only that the party is working on Year 2000 issues and does not have a definitive position at this time. As a result, we are unable to assess the risk posed by our dependence upon such third parties' systems. Vendors for critical equipment components, such as the headend controllers mentioned below, have been more responsive, and we believe substantially all of this equipment will be Year 2000 compliant. We cannot, however, give any assurances concerning compliance of equipment because such belief is based on information provided by vendors, which cannot in all cases be independently verified, and because of the uncertainties inherent in Year 2000 remediation.

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

MINORITY-HELD SYSTEMS. We have several minority investments in international multi-channel television and telephony operations. With respect to these minority investments, the Task Force is including their systems in the program. Of these investments, 95.0% have completed their Identification Phase of the program and the Task Force is in the process of making recommendations to these entities as to Year 2000 compliance matters. No assurance can be given, however, that these entities will implement the recommendations or otherwise be Year 2000 compliant. On an overall basis, the Task Force continues to analyze the Year 2000 program and will revise the program as necessary, including procedures it undertakes with respect to third parties to ensure their Year 2000 compliance.

COSTS OF COMPLIANCE. The Task Force is not able to determine the full cost of its Year 2000 program and its related impact on the financial condition of the Company. In the course of our business, we have made substantial capital adjustments over the past few years in improving our systems, primarily for reasons other than Year 2000. Because these upgrades also resulted in Year 2000 compliance, replacement and remediation costs have been low. The Task Force has, however, revised its estimates of the cost for the Year 2000 program to $7.3 million. This estimate has increased because of recent acquisitions, such as @Entertainment which is discussed above. The cost includes certain identified replacement and remediation procedures and external consultants. Such estimate does not, however, include internal costs because we do not separately track the internal costs incurred for the Year 2000 program. Although no assurance can be made, we believe that the known Year 2000 compliance issues can be remedied without a material financial impact on us. No assurance can be made, however, as to the total cost (excluding internal costs) for the Year 2000 program until all of the data has been gathered. In addition, we can not predict the financial impact on us if Year 2000 problems are caused by third parties upon which our systems are dependent or experienced by entities in which we hold investments. The failure of any one of these parties to implement Year 2000 procedures could have a material adverse impact on our operations and financial condition.

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

IMPACT OF FOREIGN CURRENCY RATE CHANGES

The spot rates and average rates for the primary currencies that impact our financial statements are shown below per one U.S. dollar:

                                                                     Dutch     Australian    Chilean
                                                                    Guilder      Dollar        Peso
                                                                    -------    ----------    --------
     Spot Rate September 30, 1999..................................  2.0700      1.5336      530.0500
     Average rate for three months ended September 30, 1999........  2.1004      1.5399      517.5685
     Spot Rate December 31, 1998...................................  1.8900      1.6332        N/A
     Spot Rate September 30, 1998..................................  1.8816      1.6855      466.8500
     Average rate for three months ended September 30, 1998........  1.9945      1.6810      469.1958
     Spot Rate December 31, 1997...................................  2.0200      1.5378        N/A

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


                                                          Amount Outstanding
     U.S. Dollar Denominated Facilities                as of September 30, 1999
     ----------------------------------                ------------------------
                                                            (in thousands)
     Stjarn Seller's Note (1)...........................       $100,000
     UPC Senior Discount Notes due 2009 (1).............       $409,220
     PCI Discount Notes (1).............................       $131,310
     @Entertainment 1999 Senior Discount Notes (1)......       $154,067
     @Entertainment 1998 Senior Discount Notes (1)......       $137,156
     @Entertainment 1999 Series C Senior Discount
       Notes (1)........................................       $ 11,348
     UPC DIC Loan (1)...................................       $ 45,000
     Intercompany Loan to UPC (1).......................       $  5,881
     VTRH Bank Facility (2).............................       $160,000
     Intercompany Loan to VTRH (2)......................       $108,000
     -----------------
     (1)  Functional currency is Dutch Guilders.
     (2)  Functional currency is Chilean Pesos.


Occasionally we will execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. Concurrent with the closing of the UPC Senior Notes offering, UPC entered into a cross-currency swap, swapping the UPC Senior Notes due 2009 into fixed and variable rate Euro notes with a notional amount totaling euro754.7 million. One half of the Euro notes have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of EURIBOR plus 4.15%. The remaining half have a variable interest rate of EURIBOR plus 4.15% through August 1, 2009. The cross-currency swaps provides the bank with the right to terminate the swap at fair value commencing August 1, 2004 with the payment of a call premium equal to the call premium which would be paid by UPC to the UPC Senior Notes due 2009 holders if the notes are called on or after August 1, 2004.

Interest Rate Sensitivity

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                                     As of September 30, 1999                 Expected payment as of December 31,
                                     ------------------------  --------------------------------------------------------------------
                                     Book Value    Fair Value    1999      2000      2001     2002     2003    Thereafter   Total
                                     ----------    ----------  --------  --------  -------- -------- --------  ---------- ----------
                                                                       (U.S. dollars, in thousands, except interest rates)
Fixed rate $ denominated
 United 1998 Notes................  $  965,955     $  811,250  $      -  $     -   $   -    $      -  $     -  $  965,955 $  965,955
  Average interest rate............      10.75%        13.250%
Fixed rate $ denominated
 United 1999 Notes................  $  218,537     $  192,917  $      -  $     -   $   -    $      -  $     -  $  218,537 $  218,537
  Average interest rate...........      10.875%         13.75%
Variable rate Euro denominated UPC
 Senior Notes due 2009............  $  803,467     $  786,382  $      -  $     -   $   -    $      -  $     -  $  803,467 $  803,467
  Average interest rate...........  7.50%-8.54%    7.50%-8.54%
Fixed rate Euro denominated UPC
 Euro Senior Notes due 2009.......  $  319,378     $  320,975  $      -  $     -   $   -    $      -  $     -  $  319,378 $  319,378
  Average interest rate...........      10.875%         10.77%
Fixed rate $ denominated UPC
 Senior Discount Notes due 2009...  $  409,220     $  407,925  $      -  $     -   $   -    $      -  $     -  $  409,220 $  409,220
  Average interest rate...........       12.50%         12.58%
Fixed rate $ denominated
 @Entertainment 1999 Senior
 Discount Notes...................  $  154,067     $  164,352  $  9,691  $     -   $   -    $      -  $     -  $  144,376 $  154,067
  Average interest rate...........       14.50%         12.80%
Fixed rate $ denominated
 @Entertainment 1998 Senior
 Discount Notes...................  $  137,156     $  153,720  $ 16,764  $     -   $   -    $      -  $     -  $  120,392 $  137,156
  Average interest rate...........       14.50%         13.10%
Fixed rate $ denominated
 @Entertainment 1999 Series C
 Senior Discount Notes............  $   11,348     $   11,348  $      -  $     -   $   -    $      -  $     -  $   11,348 $   11,348
  Average interest rate...........        7.00%          7.00%
Fixed rate $ denominated PCI
 Discount Notes...................  $  131,310     $  117,000  $114,400  $     -   $   -    $      -  $16,910  $        - $  131,310
  Average interest rate...........       9.875%         13.00%
Fixed rate $ denominated United
 A/P Notes........................  $  394,453     $  374,578  $      -  $     -   $   -    $      -  $     -  $  394,453 $  394,453
  Average interest rate...........      14.00%         15.04%
Variable rate NLG denominated UPC
 Senior Credit Facility...........  $  298,695     $  298,695  $      -  $     -   $   -    $      -  $     -  $  298,695 $  298,695
  Average interest rate...........        6.00%          6.00%



                                     As of September 30, 1999                 Expected payment as of December 31,
                                     ------------------------  --------------------------------------------------------------------
                                     Book Value    Fair Value    1999      2000      2001     2002     2003    Thereafter   Total
                                     ----------    ----------  --------  --------  -------- -------- --------  ---------- ----------
                                                                         (U.S. dollars, in thousands, except interest rates)

Variable rate Euro denominated
 New Telekabel Facility...........  $  271,773     $  271,773  $      -  $     -   $   -    $ 13,041  $ 26,083 $  232,649 $  271,773
  Average interest rate...........        4.90%          4.90%
Variable rate NLG denominated
 A2000 Facilities.................  $  221,256     $  221,256  $221,256  $     -   $   -    $      -  $     -  $        - $  221,256
  Average interest rate...........        4.85%          4.85%
Variable rate NLG denominated
 CNBH Facility....................  $  121,846     $  121,846  $      -  $     -  $3,391    $  7,922  $ 14,712 $   95,821 $  121,846
  Average interest rate...........        3.90%          3.90%
Variable rate FFR denominated
 Rhone Vision Cable Credit
 Facility.........................  $   48,688     $   48,688  $      -  $     -  $4,831    $  4,831  $  8,841 $   30,185 $   48,688
  Average interest rate...........        4.00%          4.00%
Variable rate FFR denominated
 RCF Facility.....................  $   39,315     $   39,315  $  5,604  $ 5,604  $5,604    $  5,604  $  5,604 $   11,295 $   39,315
  Average interest rate...........        4.70%          4.70%
Fixed rate $ denominated UPC
 DIC Loan.........................  $   36,243     $   36,243  $      -  $36,243  $    -    $      -  $      - $        - $   36,243
  Average interest rate...........        8.00%          8.00%
Variable rate FFR denominated
 Mediareseaux Facility............  $   41,640     $   41,640  $      -  $     -  $    -    $      -  $  3,357 $   38,283 $   41,640
  Average interest rate...........        5.10%          5.10%
Fixed rate FFR denominated
 Videopole Facility...............  $    3,940     $    3,940  $      -  $     -  $    -    $      -  $      - $    3,940 $    3,940
  Average interest rate...........        6.60%          6.60%
Variable rate $ denominated
 VTRH Bank Facility...............  $  160,000     $  160,000  $      -  $     -  $    -    $160,000  $      - $        - $  160,000
  Average interest rate...........        9.49%          9.49%
Variable rate A$ denominated
 New Austar Bank Facility.........  $  173,448     $  173,448  $      -  $     -  $    -    $      -  $ 51,553 $  121,895 $  173,448
  Average interest rate...........        7.65%          7.65%
Variable rate NZ$ denominated
 Saturn Bank Facility.............  $   52,288     $   52,288  $      -  $     -  $   647   $  5,177  $  9,319 $   37,145 $   52,288
  Average interest rate...........        8.03%          8.03%
Other.............................  $   54,582     $   54,582  $      -  $     -  $    -    $      -  $      - $   54,582 $   54,582
                                    ----------     ----------  --------  -------  -------   --------  -------- ---------- ----------
                                    $5,068,605     $4,864,161  $367,715  $41,847  $14,473   $196,575  $136,379 $4,311,616 $5,068,605
                                    ==========     ==========  ========  =======  =======   ========  ======== ========== ==========

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

Currently, we have four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($32.6) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert on aggregate principal amount of A$100.0 ($65.2) million of variable rate, long-term debt into fixed rate borrowings. As a result of these swap agreements, interest expense was increased by approximately A$0.3 ($0.2) million during the third quarter of 1999.

In addition, we have an interest rate swap to manage our exposure on the Saturn Bank Facility which effectively converts an aggregate principal amount of NZ$60.6 ($31.4) million of variable rate, long-term debt into fixed rate borrowings. The interest rate swap includes an increasing fixed rate with an additional margin which is expected to decline as the debt to EBITDA ratio declines. As a result of this swap agreement, interest expense was increased by approximately NZ$0.2 ($0.1) million during the third quarter 1999.

Fair values of the interest rate swap agreements are based on the estimated amounts that we would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties. As of September 30, 1999, we estimate that we would have paid approximately A$3.4 million ($2.2 million) to terminate the agreements on the New Austar Bank Facility.

The table below provides information about our interest rate swaps. The table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. The information is presented in U.S. dollar equivalents (in thousands), which is our reporting currency.

                                                                 As of December 31,
                                             -------------------------------------------------------------
                                             1999    2000    2001     2002    2003    Thereafter    Total
                                             ----    ----    ----     ----    ----    ----------   -------
                                                 (U.S. dollars, in thousands, except interest rates)
     Interest Rate Swaps
       New Austar Bank Facility:
         Variable to fixed.................  $  -    $  -    $   -  $32,603    $  -    $65,206     $97,809
         Average pay rate %................  7.95%   7.95%    7.95%    7.95%   7.95%      7.95%       7.95%
         Average receive rate %............  7.65%   7.65%    7.65%    7.65%   7.65%      7.65%       7.65%

     Saturn Bank Facility:
       Variable to fixed...................  $  -    $  -    $   -  $     -    $  -    $31,373     $31,373
       Average pay rate %..................  9.34%   9.09%   10.19%   10.19%   9.69%      9.94%       9.74%
       Average receive rate %..............  8.03%   8.03%    8.03%    8.03%   8.03%      8.03%       8.03%

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)     Exhibits
        --------

        10.1 Indenture dated as of July 30, 1999, between UPC and Citibank N.A, as Trustee, with respect to UPC 10.875% Senior Notes(1)

        10.2   Indenture  dated as of July 30,  1999,  between UPC and  Citibank
               N.A., as Trustee, with respect to UPC 12.5% Senior Discount Notes(1)

        10.3 Indenture dated as of October 29, 1999, between UPC and Citibank N.A, as Trustee, with respect to UPC 10.875% Senior Notes(2)

        10.4 Indenture dated as of October 29, 1999, between UPC and Citibank N.A, as Trustee, with respect to UPC 11.25% Senior Notes(2)

        10.5 Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 13.375% Senior Discount Notes(2)

        27.1   Financial Data Schedule

-------------------
(1) Incorporated by reference from UPC's Report on Form 8-K dated July 30, 1999.
(2) Incorporated by reference from UPC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.



(b)     Reports on Form 8-K filed during the quarter

        Date of Filing             Date of Event                        Item Reported
        --------------             -------------                        -------------
        July 22, 1999              July 6, 1999                         Item 5 - United offering of
                                                                        Series C Convertible
                                                                        Preferred Stock

        July 23, 1999              July 23, 1999                        Item 5 - Change in name to
                                                                        UnitedGlobalCom, Inc.

        August 16, 1999            August 6, 1999                       Item 2 - Acquisition of
                                                                        @Entertainment
                                   July 30, 1999                        Item 5 - Acquisition of NBS
                                                                        Nordic Broadband Services

        August 30, 1999            Amendment No. 1 to Form 8-K, dated   Item 2 - Acquisition of
                                   July 30, 1999                        @Entertainment

        September 17, 1999         September 7, 1999                    Item 5 - Acquisition of
                                                                        United shares by Liberty Media

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November 1999.

                                     UnitedGlobalCom, Inc.
                                     a Delaware corporation

                                     By:   /s/ Valerie L. Cover
                                         ---------------------------------------
                                           Valerie L. Cover
                                           Controller and Vice President
                                           (a Duly Authorized Officer and
                                           Principal Financial Officer)