Form 10-K
period 1999-12-31
UNITEDGLOBALCOM INC
filed 2000-03-30
CIK 887949

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1999
                                      or
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the transition period from      to

                          Commission File No. 0-21974

                             UnitedGlobalCom, Inc.
            (formerly known as United International Holdings, Inc.) (Exact name of Registrant as specified in its charter)

           State of Delaware                         84-1116217
                                        (I.R.S. Employer Identification No.)
    (State or other jurisdiction of
    incorporation or organization)

                               ----------------

    4643 South Ulster Street, #1300
           Denver, Colorado                             80237
    (Address of principal executive                  (Zip code)
               offices)

      Registrant's telephone number, including area code: (303) 770-4001

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                Class A Common Stock, par value $0.01 per share

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the close of trading on March 13, 2000 was approximately $7.75 billion.

  The number of shares outstanding of the Registrant's common stock as of March 13, 2000 was:

    Class A Common Stock--76,299,885 shares
    Class B Common Stock--19,321,940 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in June 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             UnitedGlobalCom, Inc.
        Annual Report on Form 10-K for the Year Ended December 31, 1999

                               TABLE OF CONTENTS

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------

                                     PART I

Item 1.    Business...............................................................................     1
Item 2.    Properties.............................................................................    29
Item 3.    Legal Proceedings......................................................................    29
Item 4.    Submission of Matters to a Vote of Security Holders....................................    29

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..................    30
Item 6.    Selected Financial Data................................................................    31
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..    32
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.............................    50
Item 8.    Financial Statements and Supplementary Data............................................    53
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    53

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.....................................    53
Item 11.   Executive Compensation.................................................................    53
Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................    53
Item 13.   Certain Relationships and Related Transactions.........................................    53

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........................    54

Item 1. BUSINESS

(a) General Development of Business

UnitedGlobalCom, Inc. (formerly known as United International Holdings, Inc., together with its majority-owned subsidiaries, the "Company" or "United") is a leading broadband communications provider outside the United States. We provide multi-channel television services in 23 countries worldwide and telephone and Internet/data services in a growing number of our international markets. Our operations are grouped into three major geographic regions:
Europe, Asia/Pacific and Latin America. Our European operations are held through our 53.2% owned, publicly traded subsidiary, United Pan-Europe Communications N.V. ("UPC"), which is the largest Pan-European broadband communications company providing multi-channel television, telephone and Internet/data services to 12 countries in Europe and Israel. Our Asia/Pacific operations are primarily held through our 75.4% owned, publicly traded subsidiary, Austar United Communications, Limited ("Austar United"), which owns the largest provider of multi-channel television services in regional Australia, various Australian programming interests and the only full service provider of broadband communications in New Zealand. Our primary Latin America operation is our 100% owned VTR Global Com S.A. ("VTR"), Chile's largest multi-channel television provider and a growing provider of telephone services.

Our operating companies consist primarily of highly penetrated, mature broadband systems that generate stable cash flow. We also operate a number of earlier stage broadband businesses. Our primary goal in the majority of these markets is to capitalize on the opportunity to increase revenues and cash flows through the introduction of new and expanded video programming services and the launch of telephone and Internet/data services over our broadband communications networks. Today, we are a full-service provider of these video, voice and Internet/data services in most of our Western European markets and in Chile and New Zealand.

(b) Financial Information about Industry Segments

  In the following tables we show certain operating and financial data for the systems we own for each of the last two years:

                          GROSS OPERATING SYSTEM DATA

                                                 As of and for the Year Ended December 31, 1999
                         -----------------------------------------------------------------------------------------------
                                     Homes in             Two-way     Basic                                      Long-
                           United    Service     Homes     Homes   Subscribers/    Basic             Adjusted     Term
                         Ownership     Area     Passed    Passed      Lines     Penetration Revenue  EBITDA(1)  Debt(2)
                         ---------- ---------- --------- --------- ------------ ----------- -------- ---------  --------
                                                                                                 (In thousands)(3)
UPC (EUROPE)
Multi-channel TV
 Subscribers:
 The Netherlands.......    53.2%     1,714,607 1,660,171 1,376,147  1,517,432      91.4%    $158,586 $  66,869  $    --
 Poland................    53.2%     1,950,000 1,756,200       --   1,277,914      72.8%    $ 78,997 $(122,131) $    --
 Hungary (UPC
  Magyarorszag)........    42.2%       901,500   655,272    83,291    518,577      79.1%    $ 33,478 $  11,098  $    --
 Austria...............    50.5%     1,081,100   906,340   753,050    470,543      51.9%    $ 79,648 $  42,490  $    --
 Israel................    24.8%       660,000   608,817   380,698    424,987      69.8%    $159,312 $  70,794  $207,078
 Czech Republic........  50.3-53.2%    817,138   736,462    10,000    374,332      50.8%    $ 26,680 $   2,936  $    --
 France................  50.7-53.0%  1,265,827   927,000    95,174    334,609      36.1%    $ 51,702 $   2,446  $    --
 Norway................    53.2%       529,000   468,095    55,519    327,520      70.0%    $ 46,784 $  19,607  $    --
 Slovak Republic.......  50.3-53.2%    417,813   304,360       --     244,733      80.4%    $  7,289 $   2,378  $    --
 Sweden................    53.2%       770,000   421,624   167,700    243,006      57.6%    $ 29,990 $  10,137  $    --
 Belgium...............    53.2%       133,120   133,000   130,835    125,082      94.0%    $ 14,968 $   3,738  $    --
 Romania...............  27.1-53.2%    284,320   166,394       --     112,099      67.4%    $  2,766 $   1,120  $    --
 Malta.................    26.6%       177,000   173,503       --      76,522      44.1%    $ 15,172 $   5,251  $ 27,669
 Hungary (Monor).......    51.7%        85,693    70,061    84,916     32,369      46.2%    $  5,774 $   3,737  $    --
                                    ---------- --------- ---------  ---------               -------- ---------  --------
  Total................             10,787,118 8,987,299 3,137,330  6,079,725               $711,146 $ 120,470  $234,747
                                    ---------- --------- ---------  ---------               -------- ---------  --------
Telephone Lines:
 The Netherlands.......    53.2%     1,714,607   989,364       N/A     96,996      9.8%     $ 40,978 $ (22,528) $    --
 Hungary (Monor).......    51.7%        85,693    84,916       N/A     73,221      86.2%    $ 13,063 $   8,453  $    --
 Austria...............    50.5%     1,081,100   585,215       N/A     40,291      6.9%     $  6,963 $ (10,843) $    --
 France................  50.7-53.0%  1,265,827    93,983       N/A     14,135      15.0%    $  2,578 $  (5,621) $    --
 Norway................    53.2%       529,000    37,025       N/A      3,991      10.8%    $    347 $  (6,762) $    --
 Czech Republic........  50.3-53.2%    817,138    10,000       N/A      3,051      30.5%    $    172 $      51  $    --
                                    ---------- --------- ---------  ---------               -------- ---------  --------
  Total................              5,493,365 1,800,503       N/A    231,685               $ 64,101 $ (37,250) $    --
                                    ---------- --------- ---------  ---------               -------- ---------  --------
Data Subscribers:
 Internet..............  42.2-53.2%  6,395,154 2,616,083       N/A    121,550      4.6%     $ 29,477 $ (80,455) $    --
                                    ---------- --------- ---------  ---------               -------- ---------  --------
Programming
 Subscribers:
 Ireland...............    42.6%           N/A       N/A       N/A  1,760,000       N/A     $    951 $  (4,003) $    --
 Spain/Portugal........    26.6%           N/A       N/A       N/A  1,137,000       N/A     $ 26,794 $  11,472  $    --
                                    ---------- --------- ---------  ---------               -------- ---------  --------
  Total................                    N/A       N/A       N/A  2,897,000               $ 27,745 $   7,469  $    --
                                    ---------- --------- ---------  ---------               -------- ---------  --------
AUSTAR UNITED (AUSTRALIA/NEW ZEALAND)
Multi-channel TV
 Subscribers:
 Australia.............    75.4%     2,085,000 2,083,108       --     381,763      18.3%    $144,643 $  (7,837) $    --
 New Zealand...........    75.4%       141,000    87,029    87,029     16,723      19.2%    $  2,303 $  (3,326) $    --
                                    ---------- --------- ---------  ---------               -------- ---------  --------
  Total................              2,226,000 2,170,137    87,029    398,486               $146,946 $ (11,163) $    --
                                    ---------- --------- ---------  ---------               -------- ---------  --------
Telephone Lines:
 New Zealand...........    75.4%       141,000    87,029       N/A     24,678      28.4%    $  7,388 $  (2,630) $    --
                                    ---------- --------- ---------  ---------               -------- ---------  --------
Data Subscribers:
 New Zealand...........    75.4%       141,000    87,029       N/A      6,772      7.8%     $  1,320 $     --   $    --
                                    ---------- --------- ---------  ---------               -------- ---------  --------
Programming
 Subscribers:
 Australia.............    37.7%           N/A       N/A       N/A    934,000       N/A     $ 30,764 $  14,207  $    --
                                    ---------- --------- ---------  ---------               -------- ---------  --------
OTHER ASIA/PACIFIC
Multi-channel TV
 Subscribers:
 Philippines...........    19.6%       600,000   477,448       --     191,521      40.1%    $ 18,671 $   6,188  $ 18,761
                                    ---------- --------- ---------  ---------               -------- ---------  --------

                                               As of and for the Year Ended December 31, 1999
                          ------------------------------------------------------------------------------------------
                                    Homes in            Two-way    Basic                                      Long-
                           United    Service    Homes    Homes  Subscribers/    Basic             Adjusted    Term
                          Ownership   Area     Passed   Passed     Lines     Penetration Revenue  EBITDA(1)  Debt(2)
                          --------- --------- --------- ------- ------------ ----------- -------- ---------  -------
                                                                                              (In thousands)(3)
LATIN AMERICA
Multi-channel TV
 Subscribers:
 Chile..................   100.0%   2,350,000 1,616,141 390,126    386,967      23.9%    $113,004 $ 27,725    $--
 Mexico.................    49.0%     341,600   229,451     --      59,708      26.0%    $ 12,946 $  2,018    $--
 Brazil (Jundiai).......    46.3%      70,200    66,623     --      17,720      26.6%    $  6,172 $  1,394    $--
 Brazil (TV Show
  Brasil)...............   100.0%     437,000   306,000     --      16,100      5.3%     $  4,645 $ (1,863)   $--
 Peru...................    62.2%     140,000    63,735     --       8,896      14.0%    $  2,334 $ (1,176)   $--
                                    --------- --------- -------  ---------               -------- --------    ----
  Total.................            3,338,800 2,281,950 390,126    489,391               $139,101 $ 28,098    $--
                                    --------- --------- -------  ---------               -------- --------    ----
Telephone Lines:
 Chile..................   100.0%   2,350,000   390,126     N/A     66,718      17.1%    $ 14,467 $ (4,388)   $--
                                    --------- --------- -------  ---------               -------- --------    ----
Data Subscribers:
 Chile..................   100.0%   2,350,000   390,126     N/A        998      0.3%     $    --  $    --     $--
                                    --------- --------- -------  ---------               -------- --------    ----
Programming Subscribers:
 Latin America..........    50.0%         N/A       N/A     N/A  5,120,249       N/A     $  7,374 $(12,193)   $--
                                    --------- --------- -------  ---------               -------- --------    ----

                                        As of and for the Year Ended December 31, 1999
                         ----------------------------------------------------------------------------------
                          Homes in              Two-Way     Basic                                  Long-
                          Service     Homes      Homes   Subscribers/               Adjusted        Term
                            Area      Passed    Passed      Lines      Revenue      EBITDA(1)     Debt(2)
                         ---------- ---------- --------- ------------ ----------    ---------    ----------
                                                                             (In thousands)(3)
TOTAL COMPANY BASED ON
 GROSS DATA(4):
 Multi-channel TV
  Subscribers........... 16,951,918 13,916,834 3,614,485  7,159,123   $1,015,864    $ 143,593    $  253,508
 Telephone Lines........  7,984,365  2,277,658       N/A    323,081   $   85,956    $ (44,268)   $      --
 Data Subscribers.......  8,886,154  3,093,238       N/A    129,320   $   30,797    $ (80,455)   $      --
 Programming
  Subscribers...........        N/A        N/A       N/A  8,951,249   $   65,883    $   9,483    $      --
TOTAL COMPANY BASED ON
 CONSOLIDATED
 SYSTEMS(5):
 Multi-channel TV
  Subscribers........... 15,103,118 12,360,992 3,233,787  6,388,665   $  614,849    $ 132,422    $1,625,344
 Telephone Lines........  7,984,365  2,277,658       N/A    323,081   $   56,594    $ (48,574)   $      --
 Data Subscribers.......  8,886,154  3,093,238       N/A    129,320   $   27,240    $ (81,226)   $      --
 Programming
  Subscribers...........        N/A        N/A       N/A  1,760,000   $   12,029(7) $(81,496)(7) $      --
TOTAL COMPANY BASED ON
 PROPORTIONATE DATA(6):
 Multi-channel TV
  Subscribers........... 10,207,638  8,272,736 1,980,797  3,790,278   $  565,137    $  59,595    $   62,374
 Telephone Lines........  5,329,505  1,396,250       N/A    203,199   $   53,747    $ (26,018)   $      --
 Data Subscribers.......  5,727,568  1,824,166       N/A     69,630   $   16,319    $ (42,776)   $      --
 Programming
  Subscribers...........        N/A        N/A       N/A  3,963,741   $   22,817    $     607    $      --

                          GROSS OPERATING SYSTEM DATA

                                                  As of and for the Year Ended December 31, 1998
                         -------------------------------------------------------------------------------------------------
                                     Homes in               Basic                                                Long-
                           United     Service    Homes   Subscribers/    Basic                   Adjusted         Term
                          Ownership    Area     Passed      Lines     Penetration   Revenue      EBITDA(1)      Debt(2)
                         ----------- --------- --------- ------------ ----------- ------------ -------------  ------------
                                                                                             (In thousands)(3)
UPC (EUROPE)
Multi-channel TV Subscribers:
 The Netherlands.......  25.5-51.0%  1,521,527 1,487,673  1,396,867      93.9%    $    101,710 $     28,254   $    319,706
 Austria...............     95.0%    1,073,297   900,350    454,957      50.5%    $     80,903 $     36,997   $        --
 Hungary (Kabelkom)....    79.25%      901,500   510,622    442,567      86.7%    $     11,827 $      4,264   $        --
 Israel................     46.6%      595,000   575,976    402,355      69.9%    $    161,233 $     89,073   $    281,361
 Norway................     100%       529,924   463,235    323,387      69.8%    $     43,876 $     15,647   $        --
 Belgium...............     100%       133,000   133,000    127,398      95.8%    $     16,803 $      6,059   $        --
 Malta.................     50.0%      179,000   162,996     70,363      43.2%    $     14,297 $      5,401   $     22,333
 Romania...............   51.0-100%    180,000    98,174     61,999      63.2%    $      1,004 $        460   $        --
 Czech Republic........     100%       229,531   151,716     54,153      35.7%    $      4,032 $       (854)  $        --
 Hungary (Monor).......    44.75%       85,000    68,339     30,623      44.8%    $     15,217 $      9,626   $     35,317
 France................     99.6%      150,000    74,623     29,107      39.0%    $      3,678 $     (2,317)  $        --
 Slovak Republic.......   75.0-100%     67,959    37,641     21,044      55.9%    $        693 $       (616)  $        --
                                     --------- ---------  ---------               ------------ ------------   ------------
  Total................              5,645,738 4,664,345  3,414,820               $    455,273 $    191,994   $    658,717
                                     --------- ---------  ---------               ------------ ------------   ------------
Telephone Lines:
 Hungary (Monor).......    44.75%       85,000    84,037     69,244      82.4%     [Financial information is included in
 The Netherlands.......  25.5-51.0%  1,521,527   541,613     41,180      7.6%      multi-channel TV information above.]
                                     --------- ---------  ---------
  Total................              1,606,527   625,650    110,424
                                     --------- ---------  ---------
Data Subscribers:
 Internet..............  25.5-100.0%       N/A       N/A     24,338       N/A     $        --  $     (7,116)  $        --
                                     --------- ---------  ---------               ------------ ------------   ------------
Programming
 Subscribers:
 Spain/Portugal........     33.5%          N/A       N/A    684,000       N/A     $     17,099 $      3,431   $      3,500
 Ireland...............     80.0%          N/A       N/A    597,314       N/A     $        610 $     (4,213)  $        --
                                     --------- ---------  ---------               ------------ ------------   ------------
  Total................                    N/A       N/A  1,281,314               $     17,709 $       (782)  $      3,500
                                     --------- ---------  ---------               ------------ ------------   ------------
AUSTAR UNITED (AUSTRALIA/NEW ZEALAND)
Multi-channel TV
 Subscribers:
 Australia.............     98.0%    2,085,000 2,083,108    288,721      13.9%    $     89,263 $    (24,915)  $        --
 New Zealand...........     63.7%      141,000    41,914      6,010      14.3%    $      1,669 $     (9,669)  $     20,935
                                     --------- ---------  ---------               ------------ ------------   ------------
  Total................              2,226,000 2,125,022    294,731               $     90,932 $    (34,584)  $     20,935
                                     --------- ---------  ---------               ------------ ------------   ------------
Telephone Lines:
                                                                                   [Financial information is included in
 New Zealand...........     63.7%      141,000    37,292      7,360      19.7%
                                                                                   multi-channel TV information above.]
Programming
 Subscribers:
 Australia.............     49.0%          N/A       N/A    694,600       N/A     $     17,027 $      1,433   $        --
                                     --------- ---------  ---------               ------------ ------------   ------------
OTHER ASIA/PACIFIC
Multi-channel TV
 Subscribers:
 Philippines...........     19.2%      600,000   401,818    151,543      37.7%    $     13,538 $        583   $          3
                                     --------- ---------  ---------               ------------ ------------   ------------
LATIN AMERICA
Multi-channel TV
 Subscribers:
 Chile.................     34.0%    2,321,000 1,567,871    393,851      25.1%    $    119,005 $     28,022   $    122,392
 Mexico................     49.0%      341,600   224,130     54,838      24.5%    $     10,533 $      2,953   $        --
 Brazil (Jundiai)......     46.3%       70,200    67,845     19,714      29.1%    $      9,162 $      2,863   $         86
 Brazil (TV Show
  Brasil)..............    100.0%      437,000   306,000     13,233      4.3%     $      5,994 $       (539)  $        --
 Peru..................     60.0%      140,000    57,377     10,023      17.5%    $      1,858 $     (1,117)  $        --
                                     --------- ---------  ---------               ------------ ------------   ------------
  Total................              3,309,800 2,223,223    491,659               $    146,552 $     32,182   $    122,478
                                     --------- ---------  ---------               ------------ ------------   ------------
Telephone Lines:
                                                                                   [Financial information is included in
 Chile.................     34.0%    2,321,000   218,460     20,985      9.6%
                                                                                   multi-channel TV information above.]
                                     --------- ---------  ---------
Programming
 Subscribers:
 Latin America.........     50.0%          N/A       N/A  3,449,481       N/A     $      3,671 $    (10,916)  $        --
                                     --------- ---------  ---------               ------------ ------------   ------------

                                As of and for the Year Ended December 31, 1998
                         --------------------------------------------------------------
                          Homes in               Basic                          Long-
                          Service     Homes   Subscribers/          Adjusted     Term
                            Area     Passed      Lines     Revenue  EBITDA(1)  Debt(2)
                         ---------- --------- ------------ -------- ---------  --------
                                                                (In thousands)(3)
TOTAL COMPANY BASED ON
 GROSS DATA(4):
 Multi-channel TV
  Subscribers........... 11,781,538 9,414,408  4,352,753   $706,295 $190,175   $802,133
 Telephone Lines........  4,068,527   881,402    138,769   $    --  $    --    $    --
 Data Subscribers.......        N/A       N/A     24,338   $    --  $ (7,116)  $    --
 Programming
  Subscribers...........        N/A       N/A  5,425,395   $ 38,407 $(10,265)  $  3,500
TOTAL COMPANY BASED ON
 CONSOLIDATED
 SYSTEMS(5):
 Multi-channel TV
  Subscribers...........  5,927,211 4,815,846  1,826,589   $249,289 $ 13,836   $751,898
 Telephone Lines........        --        --         --    $    223 $ (4,423)  $    --
 Data Subscribers.......        N/A       N/A     24,338   $  3,989 $ (9,505)  $    --
 Programming
  Subscribers...........        N/A       N/A    597,314   $    567 $ (3,851)  $    --
TOTAL COMPANY BASED ON
 PROPORTIONATE DATA(6):
 Multi-channel TV
  Subscribers...........  7,795,338 6,352,996  2,705,262   $430,741 $ 96,668   $321,697
 Telephone Lines........  1,545,457   313,403     58,538   $    --  $    --    $    --
 Data Subscribers.......        N/A       N/A     15,956   $    --  $ (7,116)  $    --
 Programming
  Subscribers...........        N/A       N/A  2,772,086   $ 16,395 $ (6,977)  $  1,173

-------
(1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(2) The amounts disclosed herein represent unconsolidated debt. Debt for consolidated operating systems is included in the footnotes to the consolidated financial statements.
(3) The financial information presented herein has been taken from unaudited financial information of the respective operating companies that were providing service as of December 31, 1999. Certain information presented herein has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles. In addition, certain amounts have been converted to U.S. dollars using the December 31, 1999 exchange rates for the convenience translation.
(4) Summation of the gross operating system data on the previous page.
(5) Summation of the gross operating system data on the previous page, for those systems that we consolidate in our financial statements due to majority ownership and control.
(6) Summation of the gross operating system data on the previous page, multiplied by our ownership percentage for each respective system.
(7) The consolidated financial information for @Entertainment (Poland) is included in Programming. The financial information for @Entertainment (Poland) within Gross Data is included in Multi-channel TV.

(c) Narrative Description of Business

For strategic purposes and, in some cases, because of foreign ownership restrictions, we have often initially invested in operating systems with local strategic partners. In some cases, such as in many of our European and Australian systems, we subsequently acquired our partners' interests in these systems. Below is a summary of the ownership structure of our three regional holding companies as well as our interests in our operating companies as of December 31, 1999. Our interests in such systems are often held by various holding companies and our voting rights and rights to participate in earnings of such entities may differ from the interests indicated in the chart below.


                                                              United
              100.0%                                                      100.0%
    United Europe Inc.("UEI")                         United International Properties, Inc. ("UIPI")
          53.2%                                            100.0%                                     100.0%
United Pan-Europe Communications N.V.        United Asia/Pacific Communications, Inc.        United Latin America, Inc.
            ("UPC")                                        ("UAP")                                    ("ULA")
                                                           100.0%
 Austria:                                        United Australia/Pacific, Inc.              Brazil:
  Telekabel Group             95.0%                      ("United A/P)                        TV Show Brasil   100.0%
 Belgium:                                                   75.4%                             Jundiai           46.3%
  UPC Belgium                100.0%           Austar United Communications, Limited          Chile:
 Czech Republic:                                       ("Austar United")                      VTR              100.0%
  Kabel Net                  100.0%               Australia:                                 Mexico:
  Kabel Plus                  94.6%                 Austar                   100.0%           Megapo            49.0%(4)
 France:                                            XYZ Entertainment         50.0%          Peru:
  UPC France                  99.6%(1)            New Zealand                                 Cable Star        62.2%
 Germany:                                           Saturn                    100.0%        Latin American
  PrimaCom                    18.2%(2)                                                       Programming:
 Hungary:                                       * Other UAP                                   MGM Networks LA   50.0%
  UPC Magyarorszag            79.3%             China:
  Monor                       97.1%               Hunan International TV        49.0%
 Ireland:                                       Philippines:
  Tara                        80.0%               Pilipino Cable Corporation    19.6%
 Israel:
  Tevel                       46.6%
 Malta:
  Melita                      50.0%
 The Netherlands:
  UPC Nederland              100.0%
 Norway:
  UPC Norge                  100.0%
 Poland:
  @Entertainment             100.0%
 Romania:
  UPC Romania          51.0%-100.0%
 Slovak Republic:
  UPC Slovak           95.0%-100.0%
 Spain/Portugal:
  Iberian Programming         50.0%
 Sweden:
  Stjarn                     100.0%
 United Kingdom:
  Xtra Music                  41.0%
 Other Business Lines:
  SBS                         13.3%(3)
  Priority Telecom           100.0%
  chello broadband           100.0%
  UPCtv                      100.0%

(1) In February 2000, UPC's interest decreased to 92.0%.
(2) Subsequent to December 31, 1999, UPC increased its interest to 24.9%.
(3) In February 2000, UPC acquired an additional 10.2% interest in SBS for
    (Euro) 162.5 million.
(4) In January 2000, ULA purchased an additional 41.3% interest in Megapo for $22.8 million.

Europe

Our European operations are held through our 53.2% owned subsidiary, UPC, which owns and operates the largest Pan-European group of broadband communication networks and is one of the most innovative broadband communications companies in Europe. UPC provides multi-channel television, telephone, high-speed Internet/data services and programming services in 12 countries in Europe and in Israel. UPC completed an initial public offering in February 1999 and is publicly traded on the Amsterdam Stock Exchange under the symbol "UPC" and on The Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "UPCOY". UPC had a market capitalization of approximately $30.2 billion based on the closing price on Nasdaq on March 13, 2000.

UPC's western European systems are located in Vienna (Austria), Brussels (Belgium), Paris (France), Amsterdam (The Netherlands), Oslo (Norway) and Stockholm (Sweden). UPC recently acquired a minority interest in a German cable television operator. UPC's Central and Eastern European systems are located in Prague (Czech Republic), Budapest (Hungary), Warsaw (Poland), Bucharest (Romania), and Bratislava (Slovak Republic). UPC has operations in distinct regions in the Czech Republic, Romania and the Slovak Republic and, in the case of Poland, in regional clusters centered around eight of the ten major cities. UPC also has systems in Tel Aviv (Israel) and Valletta (Malta). UPC has undertaken a significant upgrade of its cable television infrastructure, beginning in 1994 with its western European systems. When it upgrades, UPC replaces parts of the coaxial cable with fiber optic lines and upgrades the remaining coaxial cable to increase transmission speed and enable signals to be sent both to and from the subscriber's home. This upgrading enables UPC to provide digital video, telephone and Internet/data services. As of December 31, 1999, approximately 57.0% of the network in UPC's western European systems had been upgraded. UPC continues to evaluate upgrading its network in its other systems.

Video

UPC offers some of the most advanced analog video services available today and a large choice of FM radio programs and plans to further increase its offerings through an integrated digital set-top box. In addition, because many of its operations are two-way capable, UPC has been able to add more interactive services. In many systems, for example, UPC has introduced impulse pay-per-view services, which enable subscribers to UPC's expanded basic tier to select and purchase programming services, such as movies and special events, directly by remote control.

UPC plans to continue increasing its revenue per subscriber by expanding its video services program offerings in the expanded basic tier service, pay-per-view and digital audio areas. UPC plans to continue improving its expanded basic tier offerings by adding new channels and, where possible, migrating popular commercial channels into an expanded basic tier service. Generally, basic tier pricing is regulated while the expanded basic tier is not price-regulated. In addition, UPC plans to offer subscribers additional choice by offering thematic groupings of tiered video services in a variety of genres and by increasing the number and time availability of pay-per-view offerings.

UPC is constructing a satellite-based pan-European digital distribution platform that will enable digital distribution of its new channels and other television signals to its upgraded networks. UPC is scheduled to launch its digital distribution platform in 2000. When this digital distribution platform is constructed, UPC will convert its impulse pay-per-view services into a near video on demand service that would be able to provide up to 75 channels of programming. Near video on demand is achieved by broadcasting movies as frequently as every 15 minutes, thus enabling subscribers to choose a movie at a convenient start time. UPC is negotiating to acquire rights to broadcast first-run hit movies, adult programming and special events over this planned digital distribution platform.

Full digitalization of UPC's television signals, to be made possible by UPC's network upgrade to full two-way capability, will provide UPC's Western European systems with substantially more channel capacity. This increased channel capacity will enable subscribers to customize their subscriptions for UPC's products and services to suit their lifestyles and personal interests. When the planned digital distribution platform is completed, UPC intends to provide its subscribers with customizable programming guides that would enable them to program their favorite channels and also allow parents to restrict their children's viewing habits. The construction of the planned digital distribution platform will involve significant capital investment and the use of new technologies. We cannot assure you that we will be able to complete the construction of the digital distribution platform on the planned schedule.

Competition. In areas where UPC's cable television franchises are exclusive, UPC's operating companies generally face competition only from digital direct-to-home ("DTH") satellite service providers and television broadcasters. UPC has faced the most competition from DTH providers in Amsterdam, France and Sweden. In those areas where UPC's cable television franchises are non-exclusive, including France, Sweden and Poland, UPC's operating companies face competition from other cable television service providers, DTH satellite service providers and television broadcasters. In the programming business, UPC competes with other programming suppliers for sales to systems other than its own.

Voice

We believe that UPC's existing customer base and upgraded network give it a unique opportunity to provide telephone services in Europe. UPC offers local telephone services over its cable network, under the brand name Priority Telecom, in its Austrian, Dutch, French and Norwegian systems. UPC also has a traditional telephone network in Hungary. UPC also provides national and international long distance voice telephone services. UPC believes that its fiber and broadband, coaxial cable and cable-based subscriber relationships provide ready access to potential residential telephone subscribers. UPC believes its networks and facilities also provide the opportunity for cost-effective access to potential business telephone customers.

Market. We believe there are significant growth opportunities in the European telecommunications market as a result of the January 1, 1998 liberalization of the telephone industry in most European Union ("EU") member countries and Norway. This liberalization allows new providers to offer telephone and other telecommunications services in markets that have historically been dominated by incumbent national operators. Priority Telecom will be positioned as UPC's Pan-European competitive local exchange carrier ("CLEC") via both organic growth and acquisitions. Priority Telecom will offer telephone services to its residential customers and package voice and data services in the small, medium and large business market.

Network and Equipment. Traditional telephone service is carried over twisted copper pair in the local loop. The cable telephone technology that UPC is using allows telephone traffic to be carried over its upgraded network without requiring the installation of twisted copper pair. This technology only requires the addition of equipment at the master telecom center, the distribution hub and in the customer's home to transform voice communication into signals capable of transmission over the fiber and coaxial cable. UPC has installed telephone switches in its master telecom center in each of the countries in which it has launched Priority Telecom. UPC has supply agreements from multiple suppliers for the rest of the equipment.

Residential Market. UPC generally prices its Priority Telecom offering in the residential market at a discount compared to services offered by incumbent telecommunications operators. Because of the relatively high European local tariff rates, UPC believes potential customers will be receptive to its telephone services at this price. In addition to offering competitive pricing, UPC offers a full complement of services to telephone subscribers including custom local access services, "CLASS," including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling. UPC is also able to provide voice mail and second lines. The introduction of number portability in some of its markets, including The Netherlands, Norway and France, provides an even greater opportunity as potential customers will be able to subscribe to UPC's service without having to change their existing telephone numbers.

Business Market. Priority Telecom offers product packages of traditional voice and data services to small and medium sized business customers. For the large segment, tailor-made solutions are currently offered in The Netherlands and Priority Telecom aims at marketing these solutions on a Pan-European scale.

Carriers' Carrier Market. Priority Telecom is building a Carriers' Carrier business through leveraging the existing AORTA backbone and the cable footprint. UPC's extensive coverage within the local loop and termination ability creates a strong competitive advantage for Priority Telecom compared to other wholesale operators.

UPC intends to concentrate on building brand awareness for Priority Telecom as a Pan-European telecommunications brand, which may be co-branded with its existing local video services brands. UPC also plans to integrate Priority Telecom's residential and small office/home office telephone products with its video services and chello broadband's Internet access services, thus enabling it to offer pricing packages designed to encourage multiple product purchases and minimize churn.

UPC believes the residential and business market sectors represent a significant business opportunity for Priority Telecom. Simple marketing offers are being used to encourage rapid take-up by overcoming consumer inertia and increasing brand awareness of our products. The approach includes, for example, innovative offers and periodic deep discounts. Large and medium-sized business customers are marketed through a key account management direct sales force targeting specific industry sectors.

Interconnection Agreements. Each of UPC's operating companies that offers telephone services has entered into an interconnection agreement with the incumbent national telecommunications service provider. In addition, certain of these operating companies have also entered into interconnection agreements with other telecommunications service providers, providing alternative routes and additional flexibility. Even though UPC has secured interconnection arrangements, UPC may still experience difficulty operating under them. In its Amsterdam system, for example, capacity constraints at the interconnection have lowered the quality of its telephone service, resulting in a higher rate of customer loss than its system has experienced before. In Austria, while UPC secured its interconnection arrangement with the support of the Austrian telecommunications regulator, the Austrian incumbent telecommunications operator is challenging the arrangement in the Austrian courts.

Pan-European Backbone. UPC is developing a pan-European backbone and telecommunications carrier business. This backbone is designed to link its major cable and telephone networks through a combination of leased capacity arrangements to allow it to capture more traffic between its operating areas and to leverage UPC's national assets to lower the termination cost and thereby create a strong competitive cost advantage relative to other carriers. In October 1998, UPC entered into a contract with Hermes Europe Railtel for the purchase of high speed fiber optic-based transmission capacity. The first phase is expected to be in place for international telephone traffic by the first half of 2000.

Competition. In the provision of telephone services, Priority Telecom and UPC's operating companies face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephone services and have greater resources to devote to the provision of telephone services. In many countries, UPC's operating companies also face competition from other new telephone service providers like UPC, including traditional wireline providers, other cable telephone providers, wireless telephone providers and indirect access providers.

Data

UPC's chello broadband subsidiary is a leading international provider of broadband Internet services. chello broadband has long-term agreements for the distribution of Internet services to residential and business customers using cable television, fixed wireless and satellite infrastructure of local operators, including our operating companies, covering 14.9 million homes in Europe, Australia, New Zealand and Latin America. chello broadband currently provides its services through UPC's operating companies in Austria, Belgium, France, The Netherlands, Norway and Sweden, and through our operating companies in Australia and New Zealand, covering a total of approximately 8.3 million homes.

chello broadband launched its services in March 1999, and at December 31, 1999, it had approximately 118,000 residential subscribers, as well as approximately 3,500 business subscribers. chello broadband was voted Best European Consumer ISP at the European ISP Awards in December 1999. In each of its existing markets, chello broadband offers high-speed Internet access and local language portals that integrate multimedia, locally relevant content and services specially designed for the broadband environment.

Market. There are significant growth opportunities in the Internet market both within and beyond Europe, and chello broadband's position as a leading provider of broadband Internet services in Europe gives us an opportunity to participate in one of the fastest growing and highest value-added Internet segments. The use of the Internet in Europe has grown substantially in recent years and while still less widespread than in the United States, Internet usage in Europe is expected to increase and ultimately reach levels similar to those in the United States. Today, however, the total number of Internet users in Europe is relatively low.

Operations. chello broadband is designed to be a leading provider of broadband Internet services to residential customers and small and medium-sized businesses. chello broadband has taken a comprehensive approach to broadband services that encompasses technological versatility and excellence across platforms, compelling content, customer network support with aggressive marketing and brand-building.

The table below shows selected information for the countries in which chello broadband currently offers its services at December 31, 1999:

                          Homes in                        Upgraded
                         Operator's   Homes      Video      Homes     chello         Date of
        Country             Area     Passed   Subscribers  Passed   Subscribers Launch of Service
        -------          ---------- --------- ----------- --------- ----------- -----------------
Europe--UPC Systems..... 5,493,654  4,516,230  3,018,192  2,578,425   121,550   April--June 1999
Europe--Non-system......   169,000    100,000     68,000     91,000     1,050   June 1999
Other(1)................ 2,226,000  2,170,137    398,486  2,172,029    Trials   Trials
                         ---------  ---------  ---------  ---------   -------
  Total................. 7,888,654  6,786,367  3,484,678  4,841,454   122,600
                         =========  =========  =========  =========   =======

--------
(1) chello broadband's services in Australia are provided through satellite and fixed wireless distribution technologies. The flow of Internet data from customers' homes to the Internet is transmitted via telephone lines. The number of upgraded homes passed in Australia refers to those homes passed that are able to upstream Internet data via their telephone lines. chello broadband's services in Australia and New Zealand are being tested with a limited number of users prior to full commercial launch.

chello broadband has agreements to launch its services on UPC's networks in the Czech Republic, Hungary, Poland, the Slovak Republic and Chile. At December 31, 1999, these networks had a total of 6.4 million homes in their service areas, 5.1 million homes passed, of which 0.5 million were upgraded, and 2.8 million video subscribers. These agreements are in addition to its current service areas described above. At December 31, 1999, chello broadband's total coverage rights included 14.9 million homes in the local operators' service areas and 11.9 million homes passed (of which 5.2 million were upgraded).

chello broadband's agreements with local operating companies cover all the homes in their territory. Therefore, as local operating companies' networks expand, other than through acquisitions, chello broadband's exclusive rights to distribute its services expand as well.

Residential Subscribers. chello broadband offers one of the most compelling consumer Internet experiences currently available in its markets. Upon installation, each new subscriber's personal computer is configured for chello broadband's services, which provides easy access to the chello broadband portals and the Internet. chello broadband offers residential subscribers the following significant benefits:

  .  High-speed access;
  .  Flat fee;
  .  User friendly, always-on Internet access;
  .  Higher quality services; and
  .  Local language portals with compelling broadband content.

chello broadband has developed nine local language portals with the objective of making them the leading broadband Internet portals in their markets. Each of these portals brings together locally relevant content with broadband content and is managed and supported locally by a chello office. chello broadband plans to offer an expanding variety of multimedia programming, e-commerce and services specifically designed to take advantage of the speed and versatility provided by broadband access. Currently, subscribers are able to listen to music and watch videos, news, and sporting events at near television-quality.

Business Subscribers. chello broadband provides basic broadband Internet access to local area networks, or LANs, designed to support between one and twenty-five personal computers. This service, called Small LAN Connect, currently supports over 3,500 businesses. In addition, chello broadband is conducting trials of its service, called Remote LAN Connect, in Austria and Norway. This service offers, among other features, enhanced two-way security, Internet access for an unlimited number of personal computers and enhanced email.

chello broadband Technology. The main technologies designed to deliver content at high-speed include cable technologies using cable modems, telephone technologies such as digital subscriber line ("DSL") and emerging fixed wireless technologies. UPC intends to offer subscribers a number of new ways to access chello broadband's services, including through television via digital set-top boxes.

chello broadband's technology, network and supporting systems play a central role in the design and delivery of its services. The primary components of the network used to deliver chello broadband's services are its network operations center, its backbone infrastructure named AORTA, its master and regional data centers and UPC's local operating companies' networks. chello broadband relies on its network operations center to monitor the quality of its services. From this center in Amsterdam, which operates 24 hours per day, 7 days per week, chello broadband can manage AORTA, regional data centers, regional networks, headend facilities, servers and other components of the network infrastructure.

AORTA allows Internet traffic to be routed or rerouted if parts of the network are congested or impaired. The core of AORTA connects Amsterdam, Stockholm, Vienna, Paris, Brussels and London, while additional links connect Oslo, New York, San Jose and Sydney. chello broadband signed a capacity right of use agreement in August 1999 with GTS for a transatlantic fiber-optic cable link, which is to operate from London and Paris to New York. We expect this link to be operational by January 2001. chello broadband's agreement with GTS is for a minimum of 15 years.

chello broadband's master data center in Amsterdam, as well as its regional and local data centers, act as service hubs for defined areas ranging from major metropolitan areas to smaller areas of an individual local operating companies' networks. They provide key services, including email, chat and news to subscribers. They also provide a cost-efficient infrastructure to cache and multicast data throughout a region and store local content and subscribers' web pages.

Competition. In the provision of Internet access, services and online content, chello broadband faces competition from incumbent telecommunications companies and other telecommunications operators, other cable-based Internet service providers, non cable-based Internet service providers and Internet portals. The Internet services offered by these competitors include both traditional dial-up Internet services and high-speed access services.

Programming

UPC has been involved in several country-specific programming ventures including those dedicated to creating channels for Spain, the Slovak Republic, Poland, Israel and Malta. Together, these programming ventures have developed channels in key genres including sports, children, documentaries and movies, which are subtitled or dubbed in the local language. We believe that UPC's programming ventures add value to its video distribution business by providing compelling content to its subscribers.

UPC's programming operations encompass the following: a 100% interest in UPCtv which develops and produces multiple proprietary channels of television programming for distribution on UPC systems throughout Europe; an 80.0% interest in Tara which provides a general entertainment channel for the United Kingdom; and a 50.0% interest in Iberian Programming which produces a movie channel, a documentary channel, a children's channel and a music channel independently, as well as a history channel in joint venture with A&E Networks for the Spanish and Portuguese markets.

As of December 31, 1999, UPC owned 13.3% of SBS. In February 2000, UPC increased its ownership in SBS to 23.5%. UPC has recently announced its intention to offer to acquire the remaining shares of SBS. SBS creates, acquires, packages and distributes programming and other media content in many of UPC's territories and elsewhere in Europe via television channels, radio stations and the Internet. SBS owns and/or operates ten television and 16 radio stations across ten European countries in addition to various promotional websites.

Western Europe and Israel

Austria: Telekabel Group. UPC owns 95.0% of the Telekabel Group, which provides communications services to the Austrian cities of Vienna, Klagenfurt, Graz, Baden and Wiener Neustadt and is the largest video distribution system in Austria with over 40.0% of the market. Telekabel Group's largest subsidiary, Telekabel Wien, which serves Vienna and represents approximately 87.0% of Telekabel Group's total subscribers, owns and operates one of the larger clusters of cable systems in the world in terms of subscriber numbers served from a single headend.

UPC is capitalizing on Telekabel Group's strong market position and positive perception by its customers by aggressively expanding Telekabel Group's service offerings as its network is upgraded to full two-way capability. The upgraded network enabled Telekabel Group to launch an expanded basic tier, impulse pay-per-view services and Internet/data services in 1997. Telekabel Group also offers Priority Telecom cable telephone services in Vienna.

As of December 31, 1999, approximately 51.9% of the homes passed by Telekabel Group's network subscribed to its basic cable television services. Telekabel Group's service includes substantially all of the broadcast channels from Austria and Germany, as well as other popular channels not available by broadcast. Telekabel Group also offers subscribers an expanded basic tier of additional programming as well as an impulse pay-per-view service. The pay-per-view buy rate has grown to more than two movies per expanded basic tier subscriber per month, although Telekabel Group expects this average to decrease because high-demand customers subscribed early to the expanded basic tier and later subscribers will likely have a lower demand for pay-per-view services.

TeleKabel Group launched Priority Telecom's cable telephone service in Vienna on a commercial basis in early 1999. As of December 31, 1999, Telekabel Group had subscribers for approximately 40,291 telephone lines.

Telekabel Group launched an Internet access service in September 1997 and the chello broadband service in June 1999. Telekabel Group had approximately 42,125 Internet access subscribers as of December 31, 1999. Telekabel Group is currently averaging monthly additions of 2,625 customers for its Internet service.

Telekabel Group consists of five Austrian corporations, each of which owns a cable television operating system. UPC owns 95.0% of, and manages, each Telekabel Group company. Each of the respective cities in which the operating systems are located owns, directly or indirectly, the remaining 5.0% interest in each company. The cities do not own any interest in UPC's Austrian chello broadband businesses.

Belgium: UPC Belgium. UPC Belgium, UPC's 100% owned subsidiary, provides cable television and communications services in selected areas of Brussels and Leuven. UPC estimates that there are at present approximately 133,100 homes under license in UPC Belgium's franchise areas.

UPC Belgium, which currently has 94.0% penetration in its franchise areas, plans to increase revenues through the introduction of new services that currently are not subject to price regulations. UPC Belgium offers an expanded basic tier cable television as well as UPC's chello broadband Internet access service. As UPC Belgium upgrades additional portions of its network to full two-way capability, it plans to introduce impulse pay-per-view in Brussels, which was implemented in Leuven in November 1999. UPC Belgium intends to provide cable telephone services beginning in the first half of 2001.

As of December 31, 1999, UPC Belgium had approximately 125,100 basic subscribers and 6,425 expanded basic subscribers. UPC Belgium also distributes three premium channels, two in Brussels and one in Leuven, which are provided by Canal+.

UPC Belgium began offering internet access services in September 1997 and introduced the chello broadband service in early 1999. As of December 31, 1999, UPC Belgium had 5,325 residential, 1,450 student and 655 business Internet access subscribers.

France: UPC France. UPC has been constructing and operating cable television systems in France since 1996. During 1999 UPC acquired several additional major cable television systems and UPC France is now one of the largest cable television providers in France. UPC currently owns 92.0% of UPC France. As of December 31, 1999, UPC France's systems held franchises covering an aggregate of 1,265,800 homes, of which approximately 927,000 homes were passed by activated network. UPC France had an aggregate of 334,600 basic cable television subscribers as of the same date. UPC France's major operations are located in suburban Paris, the Marne-la-Vallee area east of Paris, Lyon, Limoges and in other towns and cities throughout France.

In February 2000, UPC acquired Intercomm, a cable television operator with about 500,000 homes in its franchise area, 80,000 of which are passed by Intercomm's activated cable network. The purchase price was Euro36.0 million plus an 8.0% interest in UPC's combined French system.

Mediareseaux, UPC France's initial system, has constructed its network with technology and capacity to offer integrated video, voice and Internet/data services. UPC is upgrading the networks of its recently acquired French systems to be able to offer these services as well. UPC expects this upgrade to be completed in 2002. To further expand its French operations, UPC is pursuing potential acquisition opportunities and plans to develop these franchises as one clustered system offering a full package of video, telephone and Internet/data services.

Most of UPC's French systems offer various tiers of cable television service. To increase its average monthly revenue per subscriber, Mediareseaux began offering pay-per-view services in May 1998, and to date, the pay-per-view buy rate is approximately 0.5 movies per expanded basic tier subscriber per month. As UPC integrates its recent acquisitions and completes upgrading their networks, UPC intends to offer similar revenue-generating services in these systems as well.

In June 1998, UPC France's subsidiary, Mediareseaux, obtained a 15 year telephone and network operator license for an area that includes 1.5 million homes in the eastern suburbs of Paris. Mediareseaux began offering telephone services in March 1999 within its cable television franchise area.

Mediareseaux also offers chello broadband's Internet access services via its cable systems, and is carrying out a trial offering of broadband fixed wireless local loop service in two towns in the eastern suburbs of Paris under a temporary license. One of UPC's recently acquired systems began offering Internet/data services at the end of 1997. UPC intends to launch chello broadband's internet access service on its remaining systems in the second quarter of 2000.

UPC France owns between 95.0% and 100% of each of its systems. As a result of the Intercomm transaction that closed in February 2000, UPC's interest in UPC France is now 92.0%.

Germany: PrimaCom. Since December 1999, UPC has purchased shares totaling approximately 24.9% of PrimaCom which owns and operates cable television networks in Germany. As of December 31, 1998, PrimaCom reported subscribers of approximately 877,150.

The Netherlands: UPC Nederland. UPC's Dutch systems, with 1,660,171 homes passed and 1,517,432 basic tier subscribers as of December 31, 1999, are its largest group of cable television systems. UPC has had operations in The Netherlands since it was formed in 1995, but substantially all of its operations in The Netherlands have come from acquisitions. UPC's systems are located in the regions of Brabant, Flevoland, Friesland and Gelderland, and include A2000, its 0.5 million subscriber system located in Amsterdam.

In August 1999, UPC won a bid to purchase the municipality-owned cable television network in Haarlem. As of December 31, 1999, this system passed approximately 70,000 homes and had approximately 66,000 basic cable television subscribers. We expect the Haarlem acquisition to close during the second quarter of 2000. In March 2000, we acquired K&T Group, which owns and operates cable networks in Rotterdam, Dordrecht and the surrounding municipalities. These systems had approximately 588,000 basic tier subscribers and 43,000 serviceable businesses as of December 31, 1999. In February 2000, UPC acquired Tebecai, which operates cable television networks in the eastern regions of the Netherlands.

UPC began upgrading a portion of its Dutch networks in 1997 and expects that all of its network in The Netherlands will be fully upgraded by the end of 2000. Due to the large number of current subscribers located in four large clusters in The Netherlands, UPC has constructed a fiber backbone to interconnect these region-wide networks. In addition to cable television services, UPC Nederland offers Internet and telephone services over its upgraded network.

As of December 31, 1999, UPC's Dutch systems had average cable television penetration rates of 91.4%. As a result of this high penetration and the rate regulation of the basic tier in many of UPC Nederland's franchise areas, UPC has focused its efforts on increasing revenue per subscriber in these systems through the introduction of new video, telephone and Internet/data services. Many of UPC's Dutch systems have offered an expanded basic tier since late 1996. UPC launched impulse pay-per-view services in April 1997 in A2000 and in June 1998 in some of its other Dutch systems.

In April 1999, A2000 and the municipality of Amsterdam reached an agreement on a large scale introduction of digital set-top boxes and a reduction of the rate regulated basic cable television package to 15 public channels. This agreement allows A2000 to migrate a number of popular commercial channels to its expanded basic tier. During the period preceding the introduction of and migration of channels to its digital platform, A2000 and the municipality of Amsterdam have agreed to increasing A2000's current 26 channel basic package to 32 channels with an increase in the monthly subscription fee. Once the digital set-top boxes are introduced, the price for the rate-regulated 15 public channel basic service will be reduced and the price for the expanded basic tier will increase over time until it becomes unregulated in 2001. The agreement requires A2000 to provide UPC's integrated digital set-top box to customers requesting the expanded basic tier. UPC's set-top boxes will enable these customers to receive chello broadband Internet service over a computer or a television. UPC expects the introduction of the digital set-top boxes to occur in the fourth quarter of 2000. A similar agreement has been reached with the municipality of Haarlem, where the introduction of digital set-top boxes is planned in the fourth quarter of 2000.

UPC's Amsterdam system launched its cable telephone service in July 1997. UPC Nederland launched Priority Telecom cable telephone service in many other parts of its network in May 1999. UPC expects to launch these services in 2000 in some of its more recently acquired systems. As of December 31, 1999, UPC Nederland had subscribers for 97,000 telephone lines. In Amsterdam, where it has offered telephone services the longest, approximately 9.0% of the homes serviceable subscribe for telephone services.

Some of UPC's Dutch systems had Internet access services as early as 1997. UPC launched chello broadband's Internet/data services in some of UPC Nederland's systems in early 1999. The media launch of chello broadband services in the remainder of UTH's service areas took place in June 1999. UPC Nederland has been migrating all existing Internet customers to the chello broadband service. As of December 31, 1999, UPC Nederland had 58,500 residential and 1,550 business Internet/data services customers.

Norway: UPC Norge. UPC Norge is Norway's largest cable television operator with approximately 42.0% of the total Norwegian cable television market as of December 31, 1999. UPC Norge's main network is located in Oslo and its other systems are located primarily in the southeast and along the southwestern coast. UPC Norge is upgrading its network to two-way capacity. The upgrade, which began in 1998, is scheduled to be completed in 2002/2003. During 1999, UPC Norge began offering subscribers chello broadband service and Priority Telecom's cable telephone service.

Approximately 70.0% of the homes passed by UPC Norge's systems subscribe to UPC's cable television service. UPC currently offer four tiers of video services. Approximately 32.0% of UPC Norge's subscribers subscribe for one or more higher tiers of service. UPC's goals for UPC Norge's cable television business are to continue to increase its penetration rate, to improve its revenue per subscriber generally by providing additional programming and services and to increase average revenue per subscriber in systems in which expanded basic tiers are more recent additions.

UPC Norge introduced Priority Telecom's cable telephone service in April 1999 in the upgraded portions of its network. As of December 31, 1999, UPC had 3,991 telephone lines in Norway.

UPC Norge launched an Internet access service in March 1998 and introduced chello broadband service in June 1999. UPC Norge has migrated all of its existing Internet access subscribers to chello broadband. As of December 31, 1999, UPC Norge had 3,270 residential and 3 business chello broadband subscribers.

Sweden: Stjarn. In July 1999, UPC acquired Stjarn. Stjarn operates cable television systems servicing the greater Stockholm area and leases a fiber optic network with 770,000 homes and 30,000 businesses in its franchise area.

As of December 31, 1999, Stjarn provided analog television services across its broadband network to approximately 243,000 subscribers out of a total of approximately 421,600 homes passed. Stjarn currently offers six tiers of programming. Upon upgrade of its network, it plans to offer additional tiers of programming.

Stjarn launched Internet services in one area in the City of Stockholm in April 1999 and introduced chello broadband service in November 1999. As of December 31, 1999, Stjarn offered high speed Internet services to approximately 167,700 connected homes, of which 5,240 homes had at that date subscribed.

Stjarn leases the fiber optic cables it uses to link to its main headend under agreements with Stokab, a city-controlled entity with exclusive rights to lay ducts for cables for communications or broadcast services in the City of Stockholm. The main part of the leased ducting and fiber optic cables is covered by an agreement which expires in January 2019. Additional fibers are leased under several short-term agreements, most of which have three year terms but some of which have ten year terms.

Israel: Tevel. Tevel has exclusive cable television broadcasting franchises for the entire Tel Aviv metropolitan area, the region of Ashdod-Ashkelon, which is 30 miles south of Tel Aviv, and the Jezreel Valley, which is 80 miles northeast of Tel Aviv. In April 1998, Tevel acquired 100% of Gvanim Cable Television Ltd. and has since fully integrated Gvanim's operations with its own. The Gvanim acquisition increased franchise area coverage to approximately 40.0% of the total homes in Israel.

Tevel is upgrading all of its systems to be able to provide additional cable television services, as well as cable telephone and Internet/data services. Should liberalization occur, Tevel may consider launching its own telephone and Internet/data services. Tevel offers basic subscribers approximately 40 channels of programming, including a wide range of entertainment, news, sports, performing arts and educational channels. Five pay-per-view channels are also available in all of Tevel's areas other than the Gvanim franchise areas. Tevel has applied for a license to provide pay-per-view services in Gvanim's franchise areas. The Israeli Communications Ministry has indicated that it intends to change a number of terms of Tevel's pay-per-view license, and has offered Gvanim a pay-per-view license on terms incorporating these changes. Tevel is opposed to these term changes and is negotiating with the Communications Ministry over the terms of the extension of its pay-per-view license and Gvanim's pay-per-view license. Tevel's current pay-per-view license has been extended until March 2000.

In addition to its cable operations, Tevel owns 50.0% of Globkol, a telecommunications equipment company that designs, installs and maintains switching systems for businesses. As of December 31, 1999, Globkol served approximately 1,350 sites with a total of approximately 98,900 outlets. Tevel also owns 45.0% of Netvision, one of Israel's leading Internet service providers and has the right to increase its interest to 50.0%.

Central and Eastern Europe

Czech Republic: KabelNet and Kabel Plus. KabelNet, UPC's Czech Republic subsidiary, provides cable and "wireless" cable television services in the cities of Prague and Brno, the Czech Republic's second largest city. In October 1999, UPC acquired 94.6% of Kabel Plus, the leading provider of cable television services in the Czech Republic. Combined, these systems passed about 736,460 homes and served about 374,300 television subscribers in the Czech Republic as of December 31, 1999. Approximately 12.0% of these are served by UPC's wireless MMDS network.

UPC offers a number of tiers of programming services in the Czech Republic. UPC has no current plans to launch telephone or Internet/data services in its Czech systems.

Hungary: UPC Magyarorszag. UPC has owned and operated systems in Hungary for nearly a decade. In June 1998, UPC combined its Hungarian operations with Kabeltel, Hungary's second largest operator of cable television systems, creating Telekabel Hungary, in which UPC retains a 79.3% interest. Telekabel Hungary's operating system, UPC Magyarorszag, passed about 655,270 homes and served about 518,580 television subscribers as of December 31, 1999.

UPC is rebuilding its Budapest network to be able to provide new services. As of December 31, 1999, approximately 68,970 homes were already served by the rebuilt network. Approximately 75.0% of all subscribers passed by UPC's upgraded network subscribe to its expanded basic tier package.

Hungary: Monor. Monor, one of UPC's Hungarian operating companies, has offered traditional telephone services since December 1994. Monor has the exclusive, local-loop telephone concession for the region of Monor, Hungary with a term through 2002. Monor has 85,700 homes in its franchise area. UPC has an economic ownership interest in Monor of approximately 97.1%.

Poland: @Entertainment, Inc. In August 1999 UPC acquired @Entertainment, which owns and operates the largest cable television system in Poland. @Entertainment's cable subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland. @Entertainment expanded its distribution capacity with the launch of its DTH broadcasting service for Poland, targeted at homes outside of its cable network coverage area. As of December 31, 1999, @Entertainment had 1,023,800 traditional cable subscribers and 254,100 DTH subscribers. DTH subscribers receive Wizja TV, UPC's multi-channel Polish-language DTH service, the first such service available in Poland. @Entertainment is also trying to sell Wizja-TV programming to third party cable systems in Poland.

The portions of @Entertainment's cable television networks currently being constructed are being constructed with the flexibility and capacity to be cost-effectively reconfigured to offer an array of interactive and integrated entertainment, telecommunications and information services. UPC intends to upgrade selected portions of existing cable networks to meet similar standards. The Company has applied for the data license for the territory of Poland and plans to start providing Internet services during the year 2000.

@Entertainment has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with TPSA (the Polish national telephone company) which permit @Entertainment to use TPSA's infrastructure for an indefinite period or for fixed periods up to 20 years. Over 80.0% of @Entertainment's cable television plant has been constructed using pre-existing conduits from TPSA. A substantial portion of these contracts to use TPSA conduit permits termination by TPSA without penalty upon breaches of specified regulations. Any termination by TPSA of such contracts could result in @Entertainment losing its permits, the termination of agreements with co-op authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts. In addition, some conduit agreements with TPSA provide that cables can be installed in the conduits only for the use of cable television. If @Entertainment uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits.

@Entertainment's DTH service is encoded and transmitted, or "uplinked," from its Maidstone, U.K. facility to geosynchronous satellites that receive, convert and amplify the digital signals and retransmit them to earth in a manner that allows individual subscribers to receive and be billed for the particular programming services to which they subscribe. @Entertainment has an eight-year contract with British Telecommunications for the provision and maintenance of its uplink equipment at Maidstone. @Entertainment leases transponders on Astra satellites 1E and 1F.

@Entertainment offers cable subscribers two tiers of service. Some areas are offered a package of up to 70 channels. @Entertainment's DTH subscribers currently receive @Entertainment's Wizja TV programming, which consists of approximately 25 channels. For an additional monthly charge, certain of its cable networks currently offer two premium television services, the HBO Poland service (a Polish-language premium movie channel owned in part by Home Box Office) and, since September 18, 1999, Wizja Sport, a Polish-language premium sport channel. @Entertainment plans to create additional pay-per-view channels that will also be offered to cable customers for an additional charge.

Romania. UPC is currently involved in the operations of seven cable companies in Romania. Since 1993, when UPC first entered the Romanian market, it has widened its customer base through acquisition and marketing activities in conjunction with build out. UPC's Romanian systems offer subscribers three different tiers of programming. UPC currently has plans to launch telephone or Internet/data services in the Romanian systems.

UPC recently entered into a joint venture with the owners of two Romanian cable television companies (collectively, "AST") to which UPC's and AST's Romanian assets were contributed. UPC holds a 70.0% interest in the joint venture and the former owners of AST hold the remaining 30.0%. Together, the joint ventures systems have more than 250,000 subscribers.

Slovak Republic: UPC Slovensko. UPC entered the Slovak market in 1995 and in June 1999 completed the acquisition of additional cable systems in Bratislava, the capital of the Slovak Republic, and several other cities. This acquisition made UPC the largest cable operator in the Slovak Republic. UPC offers subscribers three tiers of cable television service. UPC plans to introduce Internet services in Bratislava in 2000 and in other Slovak cities by 2003. UPC intends to introduce telephone services in all systems by early 2003.

Other Systems

Malta: Melita. Melita, of which UPC owns 50.0%, operates an exclusive franchise network in Malta. Melita currently offers general cable television services and is upgrading its system to be able to provide Internet access and other enhanced services. Pending litigation and recent legislation may, however, affect UPC's ability to offer Internet/data services in Malta.

SBS Tender Offer

UPC owns approximately 23.5% of the outstanding stock of SBS. On March 9, 2000, UPC announced its intention to commence a tender offer to acquire all the shares of SBS that UPC does not already own. SBS owns and operates television and radio broadcasting stations in Scandinavia and other European markets. SBS currently owns and operates television stations that broadcast into Norway, Sweden, Denmark, Flemish Belgium and the Netherlands, and together with two European partners, operates the first national private television network in Hungary. Additionally, SBS owns a minority interest in a national television network in Italy, operates a television station in Slovenia under the terms of a management and funding agreement and owns 50.0% of a Swiss company which in March 1999 was awarded a national terrestrial broadcasting license to broadcast in Switzerland. SBS also owns and operates radio stations, which broadcast in Denmark, Sweden and Finland.

The supervisory boards of both companies have approved the transaction. UPC has agreed to initiate an exchange offer to acquire SBS's shares at a per share price of $40.00 in cash plus 0.57144 of a share of UPC's Ordinary Shares A, subject to adjustment. UPC will adjust the stock portion of the purchase price under certain circumstances so that SBS shareholders will receive not less than $77.50 and not more than $86.00 for each SBS share exchanged, based on UPC's average closing share price prevailing on the trading days ending shortly prior to making the exchange offer. UPC intends that all shares not purchased in the exchange offer will be converted into the right to receive the same cash and stock consideration as provided in the exchange offer, in a second step transaction following consummation of the exchange offer. This transaction is subject to a number of conditions, including regulatory approval.

Asia/Pacific

Our Asia/Pacific operations are primarily held through our 75.4% owned subsidiary, Austar United, which is the fastest growing broadband communications company in Australia and New Zealand. Austar United provides multi-channel television, telephone, Internet/data services and programming services through its three core businesses: Austar, XYZ Entertainment and Saturn. Austar United completed an initial public offering in July 1999 and is publicly traded on the Australian Stock Exchange under the symbol "AUN". Austar United had a market capitalization of approximately $2.8 billion based on the closing price on the Australian Stock Exchange on March 23, 2000.

Austar (Australia)

Austar is the largest provider of pay television services in regional Australia with a service area encompassing approximately 2.1 million homes, or approximately one-third of Australia's total homes. Austar is the only pay television provider in substantially all of its service area. Due to the low housing densities that characterize Austar's service area, Austar primarily employs digital DTH satellite and wireless cable technologies to deliver its service. These technologies have enabled Austar to deploy its services quickly and achieve rapid subscriber growth.

Distribution Systems. Austar uses both digital DTH and wireless cable distribution technologies in certain cities with more than 20,000 homes. In its other service areas (except Darwin), Austar distributes its service exclusively utilizing digital DTH. At present, approximately 72.0% of Austar's subscribers are serviced by digital DTH, while 25.0% receive service via wireless cable. Austar constructs and owns the MMDS transmission facilities and installs and retains ownership of all customer premises equipment for both its DTH and wireless cable customers.

In addition to digital DTH and wireless cable, Austar is constructing a cable network in Darwin, a market containing approximately 29,000 serviceable homes. Darwin is outside the satellite's footprint and dense vegetation makes wireless cable service impractical. As of December 31, 1999, this system passed approximately 23,000 homes and had a penetration rate of approximately 33.3%.

Programming and Pricing. Austar offers the widest range of programming available in Australia. Its favorable programming agreements allow Austar to establish different service levels of tiers at multiple price points. Austar began tiering its program offerings in October 1998. By tiering its services, Austar permits its subscribers to select programming that is customized to their interests, which we believe is a valuable tool in ensuring our product meets customer value expectations. Tiering also provides customers with a lower-priced basic service that both enhances sales opportunities and helps reduce the level of customer churn.

Programming Agreements. Austar's programming agreement with Foxtel provides it with the exclusive rights to distribute Showtime, Encore and TV-1 via digital DTH and wireless cable throughout Austar's service area until December 2006. In addition, Austar has an agreement with a News Corporation Limited subsidiary pursuant to which Austar has the exclusive right to distribute Fox Sports and Fox Sports Two over the same technologies throughout Austar's service area until 2006. Austar's programming agreement for C7 Sports provides Austar with non-exclusive Australian Football League ("AFL") coverage. Austar has also entered into an agreement with C&W Optus that provides Austar with non-exclusive distribution rights for the three C&W Optus movie channels, Movie Network, Movie Greats and Movie Extra, until December 2006. Austar has another agreement with C&W Optus giving it rights to distribute additional C&W Optus programming.

Austar has exclusive rights in its service area to distribute via DTH and wireless cable five channels of programming supplied by XYZ Entertainment:
Discovery Channel, Nickelodeon, The Lifestyle Channel, Channel [V] and arena. Austar also obtains at competitive price levels additional programming from a number of independent sources, including Time Warner, ESPN, Seven Network, National Geographic, CMT and Sky Racing. Weather 21, the Adults Only channel and certain pay-per-view events are sourced from entities in which we have an interest.

Austar's rights to distribute certain programming are dependent on its supplier's ability to provide such programming to Austar. In the event that any of Austar's programming suppliers are unable to supply programming to Austar, we are confident that we will be able to secure alternative sources of programming.

Marketing, Billing and Customer Support. Austar has focused its marketing and sales efforts to support a strategy of rapid penetration of its markets. Austar's comprehensive marketing and sales organization consists of approximately 250 direct sales representatives and over 250 national customer service and telemarketing personnel at Austar's National Customer Operations Center ("NCOC"). These sales channels are supported by an integrated marketing program of television, radio and print advertising and extensive use of direct mail.

Austar's 25 offices, located throughout its operating area, serve its customers in surrounding areas and provide Austar with a local presence. These offices perform several key functions, including responding to customer inquires, booking installations, providing customer maintenance services, collecting subscription fees, liaising with installation contractors and marketing Austar's services.

Austar uses contractors to install reception equipment at the customer premises. We believe Austar achieves significant savings through the outsourcing of these services. Austar has established installation guidelines, quality assurance standards and training seminars for installation contractors. In addition, Austar's own installation teams perform quality assurance checks on its contractors, as well as conduct difficult installations and installations at multiple dwelling units.

The NCOC, which services all of Austar's subscribers, is a technologically advanced, scalable, fully integrated subscriber facility that features sophisticated subscriber management software, an automated response unit and predictive dialer technology. It also manages Austar's digital virtual private network. Incoming calls from Austar's service area are directed to the NCOC where customer service representatives provide sales and service information. The NCOC's on-site customer service professionals undergo training in all aspects of customer support to efficiently process installation orders, handle customer inquiries including programming and technical questions and implement Austar's customer retention program, which includes contacting customers immediately after installation to ensure satisfaction and monitoring cancellation requests.

Billing services are also handled through the NCOC. Austar bills for its services in advance on a monthly basis. Customers have several methods by which they can pay including direct debit from their bank account, automatic credit card billing, in person at one of Austar's local offices or at the post office, or by mail. Austar has implemented a number of procedures for managing customers with delinquent accounts.

Austar's monthly churn averaged 2.9% during 1999, 3.9% during 1998 and 4.2% during 1997. Austar believes that this ratio is likely to continue to decline in the future, although there can be no such assurances. Factors which Austar believes will contribute to the decline in customer churn include: the continued enhancement of the price value relationship as more content is added and the existing content improves, the tiering of services and tailoring packages to customers, a further reduction in the level of product sampling in a maturing market, the introduction in 1998 of annual and six-month subscriber contracts and improved customer communications combined with loyalty programs.

Competition. Austar is the sole provider of pay television services in substantially all of its service area. Its only major pay television competitor is Foxtel, which operates a cable system in a segment of Austar's 116,000-home Gold Coast service area. As of December 31, 1999, Austar had approximately 24,200 subscribers in the Gold Coast. Austar also experiences limited competition from free-to-air channels.

We do not believe that Austar's market generally has sufficient housing density to justify the construction of competitive cable systems. The majority of Austar's market consists of small cities and towns with less than 20,000 homes and relatively low household densities of 25 to 75 homes per square kilometer as compared to 100 to 130 homes per square kilometer in Australia's largest cities. While we believe that household densities could support wireline cable construction in areas representing approximately 20.0% of Austar's total homes passed, the small size of these markets reduces the attractiveness of such construction. Furthermore, Austar holds the exclusive satellite and wireless cable distribution rights to key sports, movie and other programming for its service area, thus limiting the programming that a satellite or wireless cable competitor could offer in Austar's service area.

New Business Opportunities. Austar launched high-speed and traditional Internet access services in markets in early 2000. These services were delivered using both digital DTH and wireless cable technologies. Austar will benefit from United's experience in rolling out Internet/data services. In particular, Austar intends to use chello broadband, UPC's Internet portal and content service, to support the deployment of its Internet/data offerings to its service area. Austar's initial tests of these high-speed services provided customers with downstream transmission speeds (from the Internet to the subscriber) that were much faster than traditional dial-up modems. We believe that the provision of Internet/data services represents a significant market opportunity due to the combination of substantial consumer demand for Internet access, the limited capacity of the public switched telephone network in regional Australia and the lack of a broadband alternative.

Austar has licensed its operating system for digital set-top boxes with Open TV, Inc. The Open TV operating system enables Austar to introduce an enhanced electronic programming guide, interactive television applications and transactional services such as home banking and other electronic commerce. The introduction of these services should continue to help Austar realize its objectives of increasing revenue and decreasing churn. Moreover, these services should also generate incremental revenues with minimal capital expenditures because these applications utilize existing customer premise equipment.

Saturn (New Zealand)

Saturn is the only provider of integrated telephone, pay television and Internet services in New Zealand. These services are currently provided in the greater Wellington area over a hybrid fiber cable network with an overlay of traditional telephone lines. Austar United owns 100% of Saturn, which launched pay television service in 1996 on the initial portions of its network. Wellington, which encompasses 141,000 homes, is New Zealand's capital and second largest city. As of December 31, 1999, Saturn's network had 87,029 serviceable homes for pay television, telephone and Internet/data. As of that date, Saturn had 16,723 cable television subscribers (19.2% penetration), 24,678 residential and business telephone customers (28.4% penetration), and 6,772 Internet/data subscribers (7.8% penetration). In April 1998, Saturn launched a bundle of telephony and pay television services to both residential and business markets, including enhanced switch-based services. In mid-1998, Saturn launched Internet/data services via cable modems to the business market and began offering residential dial-up Internet/data services in November 1998. Saturn is evaluating whether to expand into other major New Zealand markets. In February 2000, Austar United agreed to form TSL, a 50/50 joint venture between Saturn and Telstra's New Zealand operation. TSL plans to create a state-of-the-art national broadband network which will include a submarine fiber backbone linking Auckland, Wellington and Christchurch during the next five years.

Other UAP Operations

Through UAP, we also provide multi-channel television services in the Philippines, which are held through our approximately 19.6% economic interest in Pilipino Cable Corporation, which operates a wireline cable service providing service to 191,521 subscribers and passing 477,448 homes as of December 31, 1999.

Latin America

Video. Our largest operation in Latin America is our 100% owned Chilean operation, VTR. Through VTR we are the largest provider of wireline cable television, MMDS and DTH technologies and a growing provider of telephone services in Chile. Wireline cable is VTR's primary business representing approximately 93.0% of VTR's subscribers while MMDS and DTH represent approximately 4.0% and approximately 3.0%, respectively. VTR has an estimated 56.0% market share of cable television services throughout Chile and an estimated 40.0% market share within Santiago, Chile's largest city. In 1998, VTR began the wide-scale roll-out of residential cable telephone service in six communities contained within Santiago and one major city outside Santiago and is currently expanding its efforts to include additional areas throughout Chile.

As of December 31, 1999, VTR's systems passed approximately 1.6 million homes throughout Chile and approximately 22.3%, or approximately 360,872 homes, subscribed to its cable television services. VTR also served 14,923 customers via MMDS and approximately 11,172 customers via DTH. As of December 31, 1999, approximately 390,126 of VTR's cable homes passed were capable of using VTR's telephone services and approximately 66,718 homes subscribed to these services. Approximately 35.0% of VTR's telephone subscribers also subscribe to VTR's cable services.

Programming. VTR's channel line-up consists of 50 to 65 channels segregated into two tiers of service--a basic service with 45 to 60 channels and a premium service with five channels. VTR offers basic tier programming similar to the basic tier program line-up in the United States plus more premium-like channels such as HBO, Cinemax and Cinecanal on the basic tier. As a result, subscription to VTR's existing premium service package is limited because VTR's basic cable package contains similar channels. In order to better differentiate VTR's premium service and increase the number of subscribers to premium service and, therefore, average monthly revenues per subscriber, VTR anticipates gradually moving some channels out of its basic tier and into premium tiers or pay-per-view events. VTR launched the Playboy channel as a premium service in January 2000. VTR is also considering offering additional movies and believes it may be possible to offer additional adult programming on premium tiers in the future. For the programming services necessary to compile its channel lineups, we rely mainly on international sources including the United States, Europe, Argentina and Mexico. Domestic cable television programming is only just beginning to develop around local events such as soccer matches.

Video Competition. There is only one other major cable television provider in Chile, Metropolis-Intercom ("Metropolis"). Metropolis overlaps approximately 60.0% of VTR's homes passed and VTR overlaps approximately 90.0% of its homes passed. VTR's head-to-head competition with Metropolis in many areas affects its pricing and programming flexibility. We believe that VTR's churn (subscriber turnover) is the result, in part, of Metropolis' marketing efforts. Due to the high capital expenditures required to build-out a new wireline network, we believe significant barriers to entry exist. Metropolis is the only other potential MMDS competitor, and controls the licenses for 4 of the 16 MMDS analog frequencies available in Chile but does not currently transmit any channels. Because MMDS is only capable of providing 16 analog channels of service in comparison to the wireline cable offering of 50 to 65 channels, we do not believe analog MMDS is a viable competitor to cable as a whole. There is only one other major DTH provider in Chile, Sky, which launched service last year. Because wireline cable is significantly penetrated and offered at lower rates than DTH, we do not believe that DTH poses an immediate significant threat in Chile.

Telephone Services. VTR began marketing cable telephone services to residential customers in several communities within Santiago in 1997. VTR offers basic dial tone service as well as several value added services including voice mail, caller I.D., 3-way calling, speed dial, wake up service, call waiting, call forwarding, local bill detail, unlisted number and directory assistance. VTR primarily provides service to residential customers who require one or two telephone lines. VTR also provides service to small businesses and home offices requiring up to twelve telephone lines. In general, VTR has been able to achieve approximately 20.0% to 30.0% penetration of its new telephone markets within the first year of marketing. As of December 31, 1999, VTR was offering services in two additional cities outside Santiago, and by the end of 2000, VTR plans to provide cable telephone service to four additional cities outside Santiago and four additional communities in Santiago.

As of December 31, 1999, approximately 24.0% of VTR's network was capable of providing cable telephone service. Since 74.0% of VTR's network currently has 750 MHz of capacity, VTR's costs to upgrade to two-way capable architecture are relatively low. In areas where VTR's network has less than 750 MHz of capacity, VTR either has to retrofit existing network or rebuild the network to upgrade to two-way capability. VTR's plan is to be technologically capable of providing service to approximately 200,000 to 300,000 additional two-way homes during 2000 and to be able to provide telephone service to 1.4 million homes by 2002.

VTR has the necessary interconnect agreements with local carriers, cellular operators and long distance carriers to allow VTR to provide its telephone services. Interconnect agreements are mandatory for all local carriers.

Telephone Competition. CTC is VTR's only major competitor for local residential telephone services in Chile. CTC provides telephone service to approximately 91.0% of the total telephone lines throughout Chile. Other local residential telephone service providers include Telefonica Manquehue S.A. and Complejo Manufacturero de Equipos Telefonicos in Santiago. There are also two other telephone providers in Chile who primarily serve business customers. Because of VTR's geographically extensive cable network, VTR believes it is the only company capable of competing with CTC for residential telephone business. Metropolis currently leases its cable network from CTC and currently does not provide cable telephone service. VTR believes it is in a strong position to compete with CTC as a result of its extensive cable network, its quality cable telephone technology and its good relationships with its customers. In addition, VTR does not believe that wireless local loop telephone technology will be a competitive threat to traditional or cable telephone because the mountainous topography of Chile makes it difficult and expensive to implement.

Data. VTR began offering Internet/data services in 1999. VTR projects that there will be increasing demand for Internet services. Currently, there are no providers of high-speed Internet access beyond the trial stages in Chile.

Other ULA Operations

We also provide multi-channel television services in Brazil and Mexico. We have ownership interests in two systems in Brazil: (i) a 46.3% interest in Jundiai, which holds nonexclusive cable television licenses for the city of Jundiai in southern Brazil and (ii) a 100% interest in TVSB, an owner and operator of a 31 channel exclusive license MMDS system in Fortaleza, on the Northeast coast of Brazil. We also have a 90.3% interest in Megapo, based in Cuernavaca, South of Mexico City.

Programming. ULA provides programming services to various Latin American countries through its 50.0% ownership interest in MGM Networks LA. MGM Networks LA currently produces and distributes three pan-regional channels including: MGM Gold, a Portuguese language movie and television series channel for Brazil; MGM, a Spanish language movie and television series channel; and Casa Club TV, a Spanish and Portuguese language lifestyle channel dedicated to home, food and lifestyle programming featuring a significant block of original productions. These three channels are currently distributed on most major cable and satellite systems in 17 countries throughout Latin America.

Employees

As of December 31, 1999, we, together with our consolidated subsidiaries, had approximately 10,000 employees. Certain of our operating subsidiaries, including our Austrian, Dutch, Norwegian and Australian systems are parties to collective bargaining agreements with some of their respective employees. We believe that our relations with our employees are good.

Regulation

The provision of video, telephone, Internet/data and broadcasting networks and services in the countries in which we operate is regulated. The scope of regulation varies from country to country, although in some significant respects regulation in UPC's Western European markets is harmonized under the regulatory structure of the EU. Adverse regulatory developments could subject us to a number of risks. These regulations could limit our growth plans, limit our revenues, and limit the number and types of services we offer in different markets. In addition, regulation may impose certain obligations on our systems that subject them to competitive pressure, including pricing restrictions, interconnect obligations and open-network provision obligations. Failure to comply with current or future regulation could expose us to various penalties.

Set forth below is an overview of the types of regulation that affects our video, telephone and Internet/data services as well as a summary of the regulatory environment in the EU and the countries in which our more major systems operate.

Video Services

In the provision of video services, our operating companies are generally required to either obtain licenses or permits from or notify or register with the relevant regulatory authorities. In some countries we pay annual franchise fees based on the amount of our revenues.

In many countries where we operate, we are required to transmit to subscribers certain "must carry" channels, which generally consist of public national and local channels. Some countries may require a certain amount of local content or impose restrictions on certain types of programming.

The regulatory authorities in many countries where we operate also impose pricing restrictions. Generally, basic tier price increases must be approved by the relevant local or national authority. In certain countries, price increases will only be approved if the increase is justified by an increase in costs associated with providing the service or if the increase is less than or equal to the increase in the consumer price index.

Telephone

The liberalization of the telecommunications market in Europe and Chile allowed new entrants like us to enter the telephone services market. Generally, our operating companies are required to obtain licenses to offer telephone services. Our operating companies have, to date, not been subject to telephone rate regulation but would become subject to such regulation in a number of jurisdictions upon becoming a significant market power.

Incumbent telephone providers in many market are often required to offer new entrants into the telephone market interconnection with their networks on a non-discriminatory basis. In some countries, including Austria, The Netherlands and Norway, we have had to seek the intervention of the regulatory authority in interconnection agreement negotiations with the incumbent operators. Following regulatory intervention in Austria, the incumbent operator brought an action in the Austrian courts seeking to revise certain terms of its interconnection agreements with a number of other telephone service providers. This action is still pending before the Austrian Supreme Administrative Court.

Internet/Data

UPC's chello broadband subsidiary and most of our operating companies must comply with relevant laws in the provision of Internet access services and on-line content. In several countries, including Norway and Hungary, the provision of Internet/data services does not require any sort of license or notification to a regulatory body. Other countries, including Austria, Belgium and The Netherlands, require that providers of these services register with or notify the relevant regulatory authority of the services they provide and, in some cases, the prices charged to subscribers for such services. Our operating companies that provide Internet services must comply with both Internet-specific and general legislation concerning data protection, content provider liability and electronic commerce. As regulation in this area develops, it will likely have a significant impact on the provision of Internet services by our operating companies.

Competition Law and Other Matters

EU directives and national consumer protection and competition laws in UPC's Western European markets impose limitations on the pricing and marketing of integrated packages of services, such as video, telephone and Internet/data services. These limitations are common in developed market economies and are designed to protect consumers and ensure a fair competitive market. While UPC may offer our services in integrated packages in our Western European markets, UPC is generally not permitted to make subscription to one service, such as cable television, conditional upon subscription to another service, such as telephone, that a subscriber might not otherwise take. In addition, we must not abuse or enhance a dominant market position through unfair anti-competitive behavior. For example, cross-subsidization between our business lines that would have this effect would be prohibited. We have to be careful, therefore, in accounting for discounts in services provided in integrated packages.

European Union

Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom are all member states of the EU. As such, these countries are required to enact national legislation which implements directives issued by the EU Commission and other EU bodies. Although not an EU Member State, Norway is a member of the European Economic Area and has generally implemented or is implementing the same principles on the same timetable as EU member states. The Czech Republic, Hungary, Malta, Poland, Romania and Slovak Republic, which are in the process of negotiations of its membership into the EU, started adjusting its regulatory system to EU requirements. As a result, most of the European markets in which UPC operates have been significantly affected by regulation initiated at the EU level.

On November 10, 1999, the European Commission released a report proposing new EU policies for telecommunications regulation and requested comments on its proposals. The proposed regulatory framework would attempt to decrease national variations in regulations and licensing systems and further increase market competition. The European Commission is also proposing to use competition laws rather than regulation to prevent dominant carriers from abusing their market power.

Video Services

Conditional Access. EU member states regulate the offering of conditional access systems, such as program decoders used for the expanded basic tier services offered by many of our operating companies. Providers of such conditional access systems are required to make them available on a fair, reasonable and non-discriminatory basis to other video service providers, such as broadcasters.

Broadcasting. Generally, broadcasts emanating from and intended for reception within a country have to respect the laws of that country. Other EU member states are required to allow broadcast signals of broadcasters in other member states to be freely transmitted within their territory so long as the broadcaster complies with the law of the originating member state. An EU directive also establishes quotas for the transmission of European-produced programming and programs made by European producers who are independent of broadcasters.

Another major EU directive for broadcasting, requires member states to permit a satellite broadcaster to obtain the necessary copyright license for its programs in just one country (generally, the country in which the broadcaster is established), rather than obtaining copyright licenses in each country in which the broadcast is received.

Telephone and Internet/Data Services

Liberalization of Telecommunications Services and Infrastructure. A central aim of the liberalization process has been to reduce the monopoly power of the incumbent telecommunications operators in order to introduce competition in the European telecommunications market. Liberalization measures have been adopted under the EU Treaty's competition rules and harmonization measures based on the principle that special and exclusive rights should be abolished and that public telecommunications networks have to be made accessible on the basis of objective, transparent, public and non-discriminatory conditions. Many measures apply only to providers of public telecommunications networks or services having significant market power in a particular market. The exclusive rights of incumbent operators in the EU to provide telecommunications services were gradually removed so that competing operators and service providers would be entitled to offer all telecommunications services other than public voice telephone. The incumbent telecommunications operator invariably owned the national networks, however, and the lack of an alternative infrastructure to provide such liberalized services operated as a major barrier to entry into the market by competitors. In an effort to overcome this barrier, the EU introduced a directive that required member states to remove existing restrictions on the use of cable television networks to provide telecommunications services. As a result of these directives, UPC's Western European operating companies may establish and provide telecommunications networks and/or services, including public voice telephone and Internet/data services, through their cable networks, subject to obtaining the necessary licenses and authorizations.

In June 1999, the European Commission adopted a directive requiring member states to enact legislation directing certain telecommunications operators to separate their cable television and telecommunications operations into distinct legal entities. This directive is intended to aid the development of the cable television sector and to encourage competition and innovation in local telecommunications and high speed Internet access. The directive includes competition safeguards to deter anticompetitive cross-subsidies or discrimination by incumbent telecommunications operators as they enter into cable television or broadband services.

Interconnection. An EU directive sets forth the general framework for interconnection, including general obligations for telecommunications operators to interconnect with their networks. The directive requires member states to impose obligations on public telecommunications network operators to negotiate interconnection agreements on a non-discriminatory basis. Public telecommunications network operators with significant market power (which, although it may vary, is presumed when an operator has 25.0% or more of the relevant market) are subject to additional obligations. They must offer interconnection without discriminating between operators that offer similar services, and their interconnection charges must follow the principles of transparency and be based on the actual cost of providing the interconnection. The directive also contains provisions on collocation of facilities, number portability with certain exceptions, supplementary charges to contribute to the costs of universal service obligations and other interconnection standards. As a result, if the principles in the directive are fully applied, our operating companies in the EU and Norway should be able to interconnect with the public fixed network and other major telecommunications networks on reasonable terms in order to provide their services.

Licensing. EU member states are required to adopt national legislation so that providers of telecommunications services generally require either no authorization or a general authorization which is conditional upon "essential requirements," such as the security and integrity of the network's operation. Licensing conditions and procedures must be objective, transparent and non-discriminatory. Member states may issue individual licenses in certain situations. For example, the provision of public voice telephone services and the establishment or provision of public telecommunication networks may be subject to individual licenses. In addition, telecommunications operators with significant market power may be required by member states to hold individual licenses carrying more burdensome conditions than the authorizations held by other providers. Significant market power is typically 25.0% of the relevant market. License fees can only include administrative costs except in the case of scarce resources where additional fees are allowed.

Regulation of the Internet. Although Internet-specific regulations have not been issued, EU policy may develop harmonized principles of "responsibility of content" to apply to Internet access providers analogous to those applicable to publishing companies. We do not expect such regulations to materially adversely affect our Internet business plans.

Austria

Video Services. The city of Vienna's approval is required for changes in subscriber rates for basic tier service.

Telephone Services. Telekabel Wien has received a license to provide public voice telephone services in the entire Republic of Austria and a license for the public offer of leased lines through its cable network. These licenses are granted for an unlimited period of time.

In November 1998, Telekabel Wien entered into an interconnection agreement with TA, the incumbent operator. Difficulty and delay in negotiations and agreement led Telekabel Wien to seek the intervention of the Austrian telecommunications regulator, which determined the principal terms of the agreement. TA brought an action in the Austrian courts against some of the major carriers to revise the terms of the interconnection arrangement. The Supreme Constitutional Court ruled in March 1999 that the TA's constitutionally guaranteed rights were not infringed. However, the court left open the issue of whether the decree issued by the telecommunications regulator was otherwise lawfully issued. The case is now pending before the Austrian Supreme Administrative Court.

Recently, the TA brought an action before the Austrian Supreme Administrative Court against a decision of the telecommunications regulator, which determines the principal terms of granting Telekabel Wien direct access to telephone customers. If the court decides in favor of TA, the telecommunications regulator will have to make a new decision and lay down new conditions for the direct access to the telephone customers. This may also lead to the payment of additional costs for the direct access, even for past periods.

Although there are no voice telephone pricing regulations currently applicable to Telekabel Wien, the Telekom Control Commission must be notified of the tariff structure and any subsequent rate increases. In addition, if Telekabel Wien were held to have significant market power (as defined in Austria's Telecommunications Act) with respect to the services offered, certain matters including tariffs would become subject to the approval of the Telekom Control Commission.

France

Video Services. Cable television operators must obtain licenses granted by the Conseil Superieur de l'Audiovisuel and must also enter into agreements, with local authorities covering public service delegation and/or public domain occupancy. Some of UPC France's agreements with local authorities require the local authorities' approval for a change of basic rates. Cable television operators are required to transmit particular channels as part of their basic tier service. Various other national laws also restrict the content of programming distributed by cable television operators.

Telephone Services. Mediareseaux holds licenses granted by the Minister of Telecommunications for a public telecommunications network and voice telephony services in three French departments in the Paris region. Mediareseaux has applied for a nation-wide license. Mediareseaux was granted temporary licenses in December 1998 and April 1999 to conduct experimental business in the field of wireless local loop in the Champs sur Marne area. UPC France's other operating companies do not hold any telecommunications licenses.

The Netherlands

Video Services. Operators in The Netherlands do not require a license for the installation, maintenance or operation of a cable network. Network operators need only register with Dutch Telecommunications Act, the Dutch Independent Post and Telecommunications Authority ("OPTA"). Cable television network providers must transmit to all its subscribers at least 15 programs for television and at least 25 programs for radio, including approximately seven television and nine radio "must carry" channels. Our Dutch operating companies often purchased their cable television networks from the local municipalities. Pursuant to the terms of the agreements with the municipalities, the Dutch operating companies were obligated to continue to provide basic tier services of between 20 and 30 television channels, including the 15 required under the media laws.

In April 1999, A2000 and the municipality of Amsterdam reached an agreement on a large-scale introduction of digital decoders and a reduction of the basic cable television package to 15 public channels. The agreement allows A2000 to migrate a number of popular commercial channels to its expanded basic tier. Once the digital decoders are introduced, the price for the rate regulated 15 public channel basic fee will be reduced and the price for the expanded basic tier will increase over time until it becomes unregulated in 2001. The agreement will initially affect approximately 390,000 customers in the greater Amsterdam area. Negotiations with the remaining municipalities are in process.

Telephone Services. Until recently, the fixed telecommunications infrastructure was a statutory monopoly of KPN. Cable television networks may now be used for the provision of all telecommunications services. Number portability was introduced in The Netherlands in 1999.

UPC Netherlands has entered into a total of three interconnection agreements with KPN, WorldCom and Enertel networks. In a decision of November 29, 1999, OPTA ruled that the temporary tariffs (based on KPN's expected costs) that KPN can charge for interconnection for the period between July 1, 1999 and July 1, 2000 will be higher than the temporary tariffs that KPN was allowed to charge for the previous period. The costs for Priority Telecom for interconnection with KPN are therefore likely to rise. In its decision of December 16, 1999, OPTA ruled that the temporary interconnection tariffs that it set for the period of July 1, 1998 to July 1, 1999 will not be corrected pursuant to calculations based upon KPN's actual costs over that period. The OPTA has therefore decided to consider these temporary interconnection tariffs as the definitive tariffs (although on the basis of the calculation that OPTA made, the tariffs for this period should be higher, it decided not to allow a raise since that would have a negative effect on the position of new entrants in the market). In the event that this decision of OPTA is challenged and the definitive tariffs are consequently determined on the basis of KPN's actual costs as calculated by OPTA, Priority Telecom may have to reimburse KPN on the basis of the difference between the temporary and the definitive tariff.

While Priority Telecom's telephone service is not currently subject to price regulation, the prices of its competitor, KPN, are. OPTA indicated that KPN should during 1999 reduce its end-user tariffs in accordance with principles of cost orientation as set forth by OPTA. The fact that KPN's end-user tariffs for all of its basic telephone services (with the exception of international calls but including ISDN) must be cost orientated may have a negative effect on Priority Telecom's ability to compete.

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

Telephone Services. For telephone operators and service providers without significant market power, as is currently the case with UPC Norge, no license is required to offer voice telephone services. Such providers need only register with the Norwegian Post and Telecommunications Authority.

UPC Norge has entered into an interconnection agreement with Telenor. Mediation proceedings before the Norwegian Post and Telecommunications Authority between UPC Norge and Telenor concluded in July 1999. The mediation related to certain changes that UPC Norge wished to make to its current interconnection agreement with Telenor. As a result of the mediation, an amendment protocol was added to the interconnection agreement. According to this amendment protocol, UPC Norge and Telenor have agreed that the current interconnection agreement will remain in force until a new interconnection agreement has been negotiated. Negotiation of the new interconnection agreement commenced in September 1999.

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

The Australia Broadcasting Services Act of 1992 ("BSA") regulates the ownership and operation of all categories of television and radio services in Australia including wireline cable, DTH, MMDS or any other means of transmission. The BSA regulates subscription television broadcasting services by requiring each service to have an individual license. Companies associated with Austar hold approximately 150 television broadcasting licenses. Each license is issued subject to certain conditions. The government may vary or revoke license conditions or may, by written notice, specify additional conditions.

Foreign ownership of "company interests" of pay television broadcasting licenses is limited to 20.0% by a single foreign person and an aggregate of 35.0% by all foreign persons. The BSA licenses used for distributing Austar's pay television services are held by Australian companies for the purposes of the BSA.

Chile

Cable and telephone applications for concessions and permits are submitted to the Ministry of Transportation and Telecommunications which, through the Subsecretary of Telecommunications, is the government body responsible for regulating, granting concessions, and registering all telecommunications. Wireline cable television licenses are non-exclusive and granted for indefinite terms, based on a business plan for a particular geographic area. There is an 18.0% Value Added Tax levied on multi-channel television services but no royalty or other charges associated with the re-transmitting of programming from off-air broadcasting television networks. Wireless licenses have renewable terms of 10 years. VTR has cable permits in most major and medium sized markets in Chile. Cross ownership between cable television and telephone is also permitted.

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

Item 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, nor are we currently aware of any threatened material legal proceedings. From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of our business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no votes by security holders in the fourth quarter ended December 31, 1999.

The 2000 Annual Meeting of Stockholders will be held on or about June 27, 2000. The deadline for submitting stockholder proposals for inclusion in the Company's proxy statement and form of proxy for the 2000 Annual Meeting of Stockholders is April 14, 2000. Proposals received after such date will be considered untimely.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock trades on Nasdaq under the symbol "UCOMA." On November 11, 1999, the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend distributed on November 30, 1999 to shareholders of record on November 22, 1999. The effect of the stock split has been recognized retroactively in all share and per share amounts in this Annual Report on Form 10-K. The following table shows the range of high and low sale prices reported on Nasdaq for the periods indicated:

                                                                   High   Low
                                                                  ------ ------
   Year ended December 31, 1999:
     First Quarter............................................... $33.00 $ 9.38
     Second Quarter.............................................. $37.56 $21.75
     Third Quarter............................................... $46.00 $32.00
     Fourth Quarter.............................................. $72.50 $35.50
   Ten months ended December 31, 1998:
     First Quarter............................................... $ 9.63 $ 7.00
     Second Quarter.............................................. $ 9.72 $ 5.09
     Third Quarter............................................... $ 8.44 $ 3.88
     December, 1998.............................................. $10.25 $ 7.94

As of March 13, 2000, there were approximately 100 holders of record of our Class A Common Stock and 27 holders of record of our Class B Common Stock.

We have never paid cash dividends on our common stock and we are currently restricted from paying cash dividends by the terms of the indentures governing our senior secured discount notes. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data".

UPC's ordinary shares trade on the Amsterdam Stock Exchange and American Depositary Shares evidencing its ordinary shares trade on Nasdaq under the symbol "UPCOY". In March 2000, at an extraordinary general meeting of shareholders, shareholders of UPC approved an amendment to UPC's Articles of Association to effect a three-for-one stock split. All share and per share amounts in this Annual Report on Form 10-K have been retroactively restated to reflect the three-to-one share split. The following table shows the range of high and low sales prices reported on Nasdaq since UPC's initial public offering on February 12, 1999:

                                                                   High   Low
                                                                  ------ ------
   Year ended December 31, 1999:
     First Quarter (from February 12, 1999)...................... $15.00 $10.38
     Second Quarter.............................................. $22.33 $12.96
     Third Quarter............................................... $23.67 $18.54
     Fourth Quarter.............................................. $46.83 $20.17

Austar United's ordinary shares are traded on the Australian Stock Exchange under the symbol "AUN." The following table shows the range of high and low sales prices reported on the Australian Stock Exchange since Austar United's initial public offering in July 1999:

                                                                    High   Low
                                                                   ------ ------
   Year ended December 31, 1999:
     Third Quarter (from July 1999)............................... A$5.51 A$4.46
     Fourth Quarter............................................... A$6.70 A$4.35

ITEM 6. SELECTED FINANCIAL DATA

The following selected annual consolidated financial data have been derived from our audited consolidated financial statements. Our consolidated financial statements do not consolidate the operating results of our minority-owned affiliates, including UPC prior to December 11, 1997. The data set forth below is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and notes thereto and also with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         For the Years Ended
                         For the Year For the Ten  ----------------------------------
                            Ended     Months Ended     February 28,
                         December 31, December 31, ----------------------   February
                             1999         1998        1998        1997      29, 1996
                         ------------ ------------ ----------  ----------  ----------
                              (In thousands, except share and per share data)
Statement of Operations
 Data:
  Revenue...............  $  719,524   $  254,068  $   98,622  $   31,555  $    2,870
  System operating
   expense..............    (452,515)    (122,811)    (65,631)    (26,251)     (4,224)
  System selling,
   general and
   administrative
   expense..............    (300,674)    (105,226)    (62,803)    (33,655)     (3,524)
  Corporate general and
   administrative
   expense..............    (318,251)    (194,767)    (28,553)    (20,365)    (18,959)
  Depreciation and
   amortization.........    (418,714)    (159,045)    (91,656)    (38,961)     (2,331)
                          ----------   ----------  ----------  ----------  ----------
      Operating loss....    (770,630)    (327,781)   (150,021)    (87,677)    (26,168)
  Gain on issuance of
   common equity
   securities by
   subsidiaries.........   1,508,839          --          --          --          --
  Interest income.......      54,238       10,464       7,806      13,329       8,417
  Interest expense......    (399,999)    (163,227)   (124,288)    (79,659)    (36,045)
  Gain on sale of
   investments in
   affiliates...........         --           --       90,020      65,249      16,013
  Other expense, net....     (61,269)     (11,622)    (19,881)     (6,850)     (5,974)
                          ----------   ----------  ----------  ----------  ----------
      Income (loss)
       before income
       taxes and other
       items............     331,179     (492,166)   (196,364)    (95,608)    (43,757)
  Income tax expense....        (198)        (610)        --          --          --
  Minority interests in
   subsidiaries.........     360,444        1,410       1,568       4,358       1,081
  Share in results of
   affiliates, net......     (55,107)     (54,166)    (68,645)    (47,575)    (48,635)
  Extraordinary charge
   for early retirement
   of debt..............         --           --      (79,091)        --          --
                          ----------   ----------  ----------  ----------  ----------
      Net income
       (loss)...........  $  636,318   $ (545,532) $ (342,532) $ (138,825) $  (91,311)
                          ==========   ==========  ==========  ==========  ==========
  Net income (loss) per
   common share:
    Basic net income
     (loss).............  $     7.53   $    (7.43) $    (4.46) $    (1.79) $    (1.35)
                          ==========   ==========  ==========  ==========  ==========
    Diluted net income
     (loss).............  $     6.67   $    (7.43) $    (4.46) $    (1.79) $    (1.35)
                          ==========   ==========  ==========  ==========  ==========
  Weighted-average
   number of common
   shares outstanding:
    Basic...............  82,024,077   73,644,728  77,033,786  78,071,552  68,035,320
                          ==========   ==========  ==========  ==========  ==========
    Diluted.............  95,331,929   73,644,728  77,033,786  78,071,552  68,035,320
                          ==========   ==========  ==========  ==========  ==========

                                                   As of
                         -----------------------------------------------------------
                                                      February 28,
                         December 31, December 31, -------------------- February 29,
                             1999         1998        1998       1997       1996
                         ------------ ------------ ----------  -------- ------------
                                               (In thousands)
Balance Sheet Data:
  Cash, cash
   equivalents,
   restricted cash and
   short-term liquid
   investments..........  $2,573,821   $   94,321  $  358,122  $140,743   $161,983
  Other current assets,
   net..................     412,445       94,206      52,877    28,934     32,461
  Investments in
   affiliates, net......     309,509      429,490     341,252   253,108    272,205
  Property, plant and
   equipment, net.......   2,379,837      451,442     440,735   219,342     31,102
  Goodwill and other
   intangible assets,
   net..................   2,944,802      424,934     409,190   132,636     45,629
  Other non-current
   assets...............     382,439       47,702      77,659    45,173     36,826
                          ----------   ----------  ----------  --------   --------
      Total assets......  $9,002,853   $1,542,095  $1,679,835  $819,936   $580,206
                          ==========   ==========  ==========  ========   ========
  Current liabilities...  $  908,700   $  326,552  $  291,390  $ 88,941   $ 13,255
  Senior notes and other
   long-term debt.......   5,989,455    1,939,289   1,702,771   675,183    371,227
  Other non-current
   liabilities..........      95,502      184,928      30,204     9,116        --
                          ----------   ----------  ----------  --------   --------
      Total
       liabilities......   6,993,657    2,450,769   2,024,365   773,240    384,482
  Minority interests in
   subsidiaries.........     867,970       18,705      15,186       307      2,509
  Preferred stock and
   other................      26,920       56,286      32,564    31,293     41,239
  Stockholders' equity
   (deficit)............   1,114,306     (983,665)   (392,280)   15,096    151,976
                          ----------   ----------  ----------  --------   --------
      Total liabilities
       and stockholders'
       equity
       (deficit)........  $9,002,853   $1,542,095  $1,679,835  $819,936   $580,206
                          ==========   ==========  ==========  ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' acceptance of our newer telephone and Internet/data services, our ability to manage and grow our newer telephone and Internet/data services, our ability to secure adequate capital to fund other system growth and development, risks inherent in investment and operations in foreign countries, changes in government regulation, changes in the nature of key strategic relationships with joint venturers. We and our subsidiaries have announced many potential acquisitions, many of which are subject to various conditions, some of which may not occur. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. The following discussion and analysis of financial condition and results of operations cover the year ended December 31, 1999, the ten months ended December 31, 1998 and the year ended February 28, 1998 and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

Introduction

United was formed in 1989 for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephone operations outside the United States. Today we are a leading broadband communications provider outside the United States. We provide multi-channel television services in 23 countries worldwide and telephone and Internet/data services in a growing number of our international markets. Our operations are grouped into three major geographic regions: Europe, Asia/Pacific and Latin America. Our European operations are held through our 53.2% owned, publicly traded subsidiary, UPC, which is the largest Pan-European broadband communications (multi-channel television, telephone and Internet/data) provider in terms of the number of subscribers. Our Asia/Pacific operations are primarily held through our 75.4% owned, publicly traded subsidiary, Austar United, which owns the largest provider of multi-channel television services in regional Australia, various Australian programming interests and the only full service provider of broadband communications in New Zealand. Our primary Latin American operation is VTR, Chile's largest multi-channel television provider and a growing provider of telephone services.

For the year ended December 31, 1999, we consolidated the results of operations from our systems in Austria, Belgium, Czech Republic, France, Hungary, Ireland, The Netherlands, Norway, Poland (from August 1, 1999), Romania, Slovak Republic, Sweden (from July 1, 1999), Australia, New Zealand (from August 1, 1999), Chile (from May 1, 1999), Peru and Brazil (Fortaleza). Unconsolidated systems include our interests in certain systems in Israel, Malta, Brazil (Jundiai), Mexico, the Philippines and China and programming interests in Spain, Australia and Latin America. We account for these unconsolidated systems using the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize our proportionate share of net earnings or losses of the affiliate, limited to the extent of our investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. Our proportionate share of net earnings or losses of each affiliate includes the amortization of the excess of our cost over our proportionate interest in each affiliate's net tangible assets. During the ten months ended December 31, 1998, we consolidated certain of our Dutch systems for the period ended July 31, 1998. Thereafter, all of our Dutch systems were accounted for using the equity method until February 17, 1999. On December 11, 1997, we purchased the remaining 50.0% of UPC we did not already own, and as a result began consolidating UPC's operating results. We had historically accounted for UPC under the equity method.

Prior to the ten months ended December 31, 1998, our fiscal year-end was the last day of February, and we accounted for our share of the income or loss of our operating companies based on the calendar year results of each operating company. This created a two-month delay in reporting the operating company results in our consolidated results for our fiscal year-end. On February 24, 1999, we changed our fiscal year-end from the last day in February to the last day in December, effective December 31, 1998. To effect the transition to the new fiscal year-end, the combined results of operations of the operating companies for January and February 1998, a loss of $50.4 million, has been reported as a one-time adjustment to our retained deficit as of March 1, 1998, in our consolidated statement of stockholders' equity (deficit). Consequently, the consolidated statement of operations presents the consolidated results of the Company and its subsidiaries for the ten months ended December 31, 1998.

Services

To date, our primary source of revenue has been video entertainment services. We believe that an increasing percentage of our future revenues will come from telephone and Internet/data services. Within a decade, video services could account for half of our total revenue, as our other services increase. These are forward-looking statements and will not be fulfilled unless our new services grow dramatically. Our capital constraints, technological limitations, competition, lack of programming, loss of personnel, adverse regulation and many other factors could prevent our new services from growing as we expect. The introduction of telephone and Internet/data services had a significant negative impact on operating income (loss) and Adjusted EBITDA during 1999. We expected this negative impact due to the high costs associated with obtaining subscribers, branding, and launching these new services against the incumbent operator. This negative impact is expected to decline.

We intend for these new businesses to be Adjusted EBITDA positive after two to three years following introduction of the service, but there can be no assurance this will occur.

Video. Our operating systems generally offer a range of video service subscription packages including a basic tier and an expanded basic tier. In some systems, we also offer mini-tiers and other premium programming. Historically, video services revenue has increased as a result of acquisitions of systems, subscriber growth from both well established and developing systems, and increases in revenue per subscriber from basic rate increases and the introduction of expanded basic tiers and pay-per-view services.

Voice. Our operating systems offer a full complement of telephone services, including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling. In addition, we have begun to offer business services, including dedicated leased lines, LAN interconnection services and cable ISDN.

Data. We are in the early stages of executing our Internet/data business, and the profitability of both the Internet as a mass market delivery vehicle and our business is unproven. Our expansion plans contemplate geographic coverage across several continents, with locally tailored content and products and services in multiple languages.
chello broadband, which launched its service in April 1999, provides high-speed Internet access and local portal and integrated broadband content to our local operating companies and non-affiliated operating companies through a franchise agreement. Under the franchise agreement chello provides our non-affiliated local operators with high-speed connectivity, caching, local language broadband portals, and marketing support for a fee based upon a percentage of subscription and installation revenue. In the future the franchise agreement provides that the local operator will receive a percentage of the revenue from chello generated e-commerce and advertising. The local operator is responsible for the local network including the upgrade, management and maintenance, sales and training, customer support and service, installation and cost of customer premise equipment. During 1999, substantially all of chello's revenues were subscription based and derived from our local operating companies. These intercompany revenues have been eliminated in our consolidated operating results. We believe we have an opportunity to grow non-affiliated revenue through chello in future years, however we cannot predict whether our products and services, including broadband Internet services in general, will become accepted or profitable in these markets.

Pricing

Video. We usually charge a one-time installation fee when we connect video subscribers, a monthly subscription fee that depends on whether basic or expanded basic tier service is offered, and incremental amounts for those subscribers purchasing pay-per-view and premium programming, which are generally offered only to expanded basic tier subscribers.

Voice. Revenue from residential telephone usually consists of a flat monthly line rental and a usage charge based upon minutes. Other telephone revenue includes IP data services to the small and medium-sized business customers, carrier select revenue as well as lease line and other business revenue. In order to achieve high growth from early market entry, we price our telephone service at a discount compared to services offered by incumbent telecommunications operators. In addition, we may waive or substantially discount our installation fees.

Data. To date, virtually all of our revenues have been derived from monthly subscription fees. Most local operators have chosen to waive installation charges. In the future, we expect to generate revenues from advertising and e-commerce as we develop our portals and our digital set-top box services. Currently, our services are offered to residential subscribers at flat subscription fees. Our flat fee is designed to be generally lower than the costs associated with dial-up Internet access, including the access fees and phone charges with dial-up access. For business subscribers to services other than our standard broadband Internet access services, we generally agree on the pricing with local operators on a case by case basis, depending on the size and capacity requirements of the businesses.

Costs of Operations

Video. Operating costs include the direct costs of programming, franchise fees and operating expenses necessary to provide the service to the subscriber. Direct costs of programming are variable, based on the number of subscribers. The cost per subscriber is established by negotiation between us and the program supplier or rates negotiated by cable associations. Franchise fees, where applicable, are typically based upon a percentage of revenue. Other direct operating expenses include operating personnel, service vehicles, maintenance and plant electricity. Selling, general and administrative expenses include personnel-related costs such as stock-based compensation expenses, marketing, sales and commissions, legal and accounting, office facilities and other overhead costs.

Voice. Operating costs include interconnect costs, number portability fees, network operations, customer operations and customer care. Interconnect costs are variable based upon usage as determined through negotiated interconnect agreements. Selling, general and administrative expenses include branding, marketing and customer acquisition costs, personnel-related costs such as stock-based compensation expense, legal and accounting, human resources, office facilities and other overhead costs.

Data. Operating costs consist primarily of leased-line and network development and management costs, as well as portal design and development, local connectivity costs, help desk and customer care costs. Stock-based compensation expenses related to operations personnel are also part of our operating costs. Selling, general and administrative expenses include branding, customer acquisition costs, personnel-related costs, legal and accounting, office facilities and other overhead.

Results of Operations

The following table sets forth information from our major consolidated operating systems for the last three years:

                                                        For the Year Ended
                                                           December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  -------  -------
                                                          (In thousands)
   UPC Revenue (Euro):
     Video..........................................  363,348  171,446  145,409
     Telephone......................................   40,273      241      --
     Internet/Data..................................   25,055    4,295      347
     Programming and DTH............................   11,370      611       45
     Other..........................................    7,455    8,989    7,239
                                                     --------  -------  -------
       Total UPC Revenue............................  447,501  185,582  153,040
                                                     ========  =======  =======
   UPC Adjusted EBITDA (Euro):
     Video..........................................  116,509   76,600   60,155
     Telephone......................................  (42,099)  (5,249)     --
     Internet/Data..................................  (76,267) (11,281)     174
     Programming and DTH............................  (76,565)  (4,570)  (5,233)
     Other..........................................  (41,405)  (4,933)  (7,678)
                                                     --------  -------  -------
       Total UPC Adjusted EBITDA(1)................. (119,827)  50,567   47,418
                                                     ========  =======  =======
   Austar Revenue (A$):
     Video..........................................  220,493  136,072   86,470
                                                     --------  -------  -------
       Total Austar Revenue.........................  220,493  136,072   86,470
                                                     ========  =======  =======
   Austar Adjusted EBITDA (A$):
     Video..........................................  (11,946) (37,981) (26,027)
                                                     --------  -------  -------
       Total Austar Adjusted EBITDA(1)..............  (11,946) (37,981) (26,027)
                                                     ========  =======  =======
   VTR Revenue (USD):
     Video..........................................  113,004  116,488  114,423
     Telephone......................................   14,467    2,516      263
                                                     --------  -------  -------
       Total VTR Revenue............................  127,471  119,004  114,686
                                                     ========  =======  =======
   VTR Adjusted EBITDA (USD):
     Video..........................................   27,725   30,763   23,687
     Telephone......................................   (4,388)  (2,741)  (1,687)
                                                     --------  -------  -------
       Total VTR Adjusted EBITDA(1).................   23,337   28,022   22,000
                                                     ========  =======  =======

--------
(1) "Adjusted EBITDA" represents net operating earnings before depreciation, amortization and stock-based compensation charges. Stock-based compensation charges result from variable plan accounting for our subsidiaries' phantom stock option plans and are generally non-cash charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

The spot rates and average rates for the primary currencies that impact our financial statements are shown below per one U.S. dollar:

                                                      Dutch  Australian Chilean
                                             Euro(1) Guilder   Dollar     Peso
                                             ------- ------- ---------- --------
   Spot rate December 31, 1999.............. 0.9938  2.1900    1.5244   529.7500
   Average rate 1999........................ 0.9528  2.0994    1.5488   507.8951
   Spot rate December 31, 1998.............. 0.8576  1.8900    1.6332   472.5000
   Average rate 1998........................ 0.9030  1.9900    1.6102        N/A
   Spot rate December 31, 1997.............. 0.9166  2.0200    1.5378        N/A
   Average rate 1997........................ 0.8849  1.9500    1.3584        N/A

--------
(1) The Dutch guilder is fixed to the Euro as of January 1, 1999 at a rate of
    2.20371 to 1.

Revenue. Revenue increased $465.5 million, or 183.2%, during the year ended December 31, 1999 and increased $155.4 million, or 157.6% during the ten months ended December 31, 1998, the detail of which is as follows:

                                          For the Year For the Ten  For the Year
                                             Ended     Months Ended    Ended
                                          December 31, December 31, February 28,
                                              1999         1998         1998
                                          ------------ ------------ ------------
                                                      (In thousands)
   Europe................................   $473,422     $172,287     $ 9,996
   Asia/Pacific..........................    150,932       77,269      68,961
   Latin America.........................     94,893        4,512      19,244
   Corporate and Other...................        277          --          421
                                            --------     --------     -------
     Total revenue.......................   $719,524     $254,068     $98,622
                                            ========     ========     =======

Europe

Revenue for UPC in U.S. dollar terms increased $267.9 million, or 130.4%, from $205.5 million for the year ended December 31, 1998 to $473.4 million for the year ended December 31, 1999, despite a 15.9% devaluation of the Dutch guilder to the U.S. dollar. On a functional currency basis, UPC's revenue increased
(Euro) 261.9 million, or 141.1%, from (Euro) 185.6 million for the year ended December 31, 1998 to (Euro) 447.5 million for the year ended December 31, 1999, primarily due to an increase in cable television revenue of (Euro) 191.9 million. The increase in cable television revenue attributable to acquisitions made during 1999 totaled (Euro) 160.8 million, or 83.8% of the total increase. Of this increase, acquisitions in the Netherlands represent 59.3%, acquisitions in France represent 12.7%, the acquisition in Poland represents 15.8% and acquisitions in Sweden and other represent 12.2%. The remaining increase in cable television revenue of approximately 16.2% came from subscriber growth, increased revenue per subscriber in Austria, Norway, UPC's existing system in France, and UPC's systems in Eastern Europe and the inclusion of a full year of operations in 1999 for acquisitions completed in 1998. UPC's telephone revenue increased (Euro) 40.1 million to (Euro) 40.3 million for the year ended December 31, 1999 from (Euro) 0.2 million for the year ended December 31, 1998. During 1999, we launched local telephone services, under the brand name Priority Telecom, in our Austrian, Dutch, French and Norwegian systems. In addition, A2000, which we consolidated effective September 1, 1999, had an existing telephone service from July 1997. UPC's Internet/data revenue increased (Euro) 20.8 million to (Euro) 25.1 million for the year ended December 31, 1999 from (Euro) 4.3 million for the year ended December 31, 1998. The increase is primarily due to the launch of residential and business cable-modem high-speed Internet access services. During the second quarter of 1999, we launched chello broadband on the upgraded portion of our networks in Austria, Belgium, France, the Netherlands (with the exception of A2000) and Norway. We launched chello broadband in A2000 and Sweden in the fourth quarter of 1999. Internet/data revenue from 1998 primarily relates to revenue from Austria, Belgium and Norway, which provided Internet access service from 1997.

Revenue for UPC in U.S. dollar terms increased $32.5 million, or 18.8%, from $173.0 million for the year ended December 31, 1997 to $205.5 million for the year ended December 31, 1998. On a functional currency basis, UPC's revenue increased (Euro) 32.6 million, or 21.3%, from (Euro) 153.0 million for the year ended December 31, 1997 to (Euro) 185.6 million for the year ended December 31, 1998, primarily due to an increase in cable television revenue of
(Euro) 26.0 million. The increase in cable television revenue resulted primarily from the acquisition of Combivisie in January 1998 which was consolidated through July 31, 1998 (21.6%) and the consolidation of Telekabel Hungary effective July 1, 1998 (48.5%). The remaining increase in cable television revenue came from subscriber growth and in revenue per subscriber in Austria, Norway, our existing system in France, and our systems in Eastern Europe.

We began consolidating the results of UPC effective December 11, 1997. Accordingly, we recorded $9.9 million of revenue from UPC during the three weeks ended December 31, 1997.

Asia/Pacific

Revenue for Austar in U.S. dollar terms increased $57.3 million, or 67.3%, from $85.2 million for the year ended December 31, 1998 to $142.5 million for the year ended December 31, 1999, including a positive impact of $4.3 million due to exchange rate fluctuations. On a functional currency basis, Austar's revenue increased A$84.4 million, or 62.0%, from A$136.1 million for the year ended December 31, 1998 to A$220.5 million for the year ended December 31, 1999. This increase was primarily due to subscriber growth (381,763 at December 31, 1999 compared to 288,721 at December 31, 1998) and increased average monthly revenue per subscriber as Austar continues to expand the content of its television service. The average monthly revenue per subscriber increased A$6.71 ($4.40) from an average per subscriber of A$47.00 ($30.83) for the year ended December 31, 1998 to an average of A$53.71 ($35.23) per subscriber for the year ended December 31, 1999, a 14.3% increase.

Revenue for Austar in U.S. dollar terms increased $21.4 million, or 33.5%, from $63.8 million for the year ended December 31, 1997 to $85.2 million for the year ended December 31, 1998, despite a negative impact of $15.0 million due to exchange rate fluctuations. On a functional currency basis, Austar's revenue increased A$49.6 million, from A$86.5 million for the year ended December 31, 1997 to A$136.1 million for the year ended December 31, 1998, a 57.3% increase. This increase was primarily due to subscriber growth (288,721 at December 31, 1998 compared to 196,205 at December 31, 1997) as Austar continued to roll-out its services.

Latin America

We began consolidating the results of operations of VTR effective May 1, 1999. Revenue for VTR in U.S. dollar terms increased $8.5 million, or 7.1%, from $119.0 million for the year ended December 31, 1998 to $127.5 million for the year ended December 31, 1999, despite a 12.1% devaluation in the Chilean peso to the U.S. dollar. The increase in revenue primarily resulted from telephony subscriber growth volume (66,718 at December 31, 1999 compared to 20,985 at December 31, 1998). The average monthly revenue per subscriber for telephony service was $18.07 for the year ended December 31, 1999, compared to $10.00 for the year ended December 31, 1998. VTR experienced increased churn and lower sales volume than expected for its multi-channel television service during the year ended December 31, 1999 due to an economic recession in Chile and increased competition. The number of subscribers decreased from 393,851 as of December 31, 1998 to 386,967 as of December 31, 1999. The average monthly revenue per subscriber for multi-channel television was $24.34 for the year ended December 31, 1999, compared to $24.67 for the year ended December 31, 1998.

Revenue for Cable Star in U.S. dollar terms increased $1.4 million, or 93.3%, from $1.5 million for the year ended December 31, 1997 to $2.9 million for the year ended December 31, 1998. The remainder of Latin America's revenue for the year ended December 31, 1998 was attributable to our system in Brazil.

We consolidated the results of Bahia Blanca effective November 1, 1996 through August 31, 1997. Bahia Blanca's revenue, consisting primarily of service fees, was $17.6 million through the eight months ended August 31, 1997. The remainder of Latin America's revenue for the year ended December 31, 1997 was attributable to our systems in Peru.

Adjusted EBITDA. Adjusted EBITDA decreased $124.2 million during the year ended December 31, 1999, and increased $54.4 million during the ten months ended December 31, 1998, the detail of which is as follows:

                                          For the Year For the Ten  For the Year
                                             Ended     Months Ended    Ended
                                          December 31, December 31, February 28,
                                              1999         1998         1998
                                          ------------ ------------ ------------
                                                      (In thousands)
   Europe................................  $(124,009)    $ 42,608     $ (9,204)
   Asia/Pacific..........................    (11,141)     (33,380)     (37,962)
   Latin America.........................      6,859      (10,264)      (8,278)
   Corporate and Other...................        109       (2,907)      (2,921)
                                           ---------     --------     --------
     Total Adjusted EBITDA...............  $(128,182)    $ (3,943)    $(58,365)
                                           =========     ========     ========

Europe

Adjusted EBITDA for UPC in U.S. dollar terms decreased $180.1 million from $56.0 million for the year ended December 31, 1998 to negative $124.1 million for the year ended December 31, 1999, despite a 15.9% devaluation of the Dutch guilder to the U.S. dollar. On a functional currency basis, UPC's Adjusted EBITDA decreased (Euro) 170.4 million from (Euro) 50.6 million for the year ended December 31, 1998 to negative (Euro) 119.8 million for the year ended December 31, 1999, primarily due to the continued introduction of its telephone and Internet/data businesses. In addition, as a percentage of revenue, operating expense for cable television increased 6.9% from 32.5% for the year ended December 31, 1998 to 39.4% for the year ended December 31, 1999. This increase is primarily due to higher operating costs as a percentage of revenue for systems we acquired during 1999. As a percentage of revenue, operating expenses in our new acquisitions was approximately 38.3%. We expect to reduce this percentage in future years through revenue growth and operating efficiencies. UPC expects to incur substantial operating losses related to its programming and DTH businesses for the next two years, while UPC develops and expands its subscriber base. During the year ended December 31, 1999, UPC's significant negative Adjusted EBITDA from its local telephone services was due to the recent launch of Priority Telecom in its Austrian, Dutch, French and Norwegian systems. During the year ended December 31, 1999, UPC's significant negative Adjusted EBITDA from its Internet/data service was due to the launch of chello broadband on the upgraded portion of its networks in Austria, Belgium, France, The Netherlands (with the exception of A2000) and Norway in the second quarter. UPC launched chello Broadband in A2000 and Sweden in the fourth quarter of 1999.

Adjusted EBITDA for UPC in U.S. dollar terms increased $2.4 million from $53.6 million for the year ended December 31, 1997 to $56.0 million for the year ended December 31, 1998. On a functional currency basis, UPC's Adjusted EBITDA increased (Euro) 3.2 million from (Euro) 47.4 million for the year ended December 31, 1997 to (Euro) 50.6 million for the year ended December 31, 1998. Adjusted EBITDA for cable television increased as a percentage of revenue from 1997 to 1998 primarily due to lower operating costs as a percentage of revenue for systems UPC acquired in 1998. This was offset by negative Adjusted EBITDA from telephone services due to the launch in several markets in 1998.

Asia/Pacific

Austar's Adjusted EBITDA loss improved by $15.4 million, or 66.7%, from negative $23.1 million for the year ended December 31, 1998 to negative $7.7 million for the year ended December 31, 1999, including a negative impact of $0.2 million due to exchange rate fluctuations. On a functional currency basis, Austar's Adjusted EBITDA loss improved by A$26.1 million from negative A$38.0 million for the year ended December 31, 1998 to negative A$11.9 million for the year ended December 31, 1999, a 68.7% improvement. The improvement in Adjusted EBITDA loss for the comparable periods from year to year is primarily due to Austar achieving incremental sales growth while keeping certain costs fixed, such as the NCOC, corporate management staff and media-related marketing costs.

Austar's Adjusted EBITDA loss increased $3.9 million, or 20.3%, from negative $19.2 million for the year ended December 31, 1997 to negative $23.1 million for the year ended December 31, 1998, including a positive impact of $4.8 million due to exchange rate fluctuations. On a functional currency basis, Austar's Adjusted EBITDA loss increased A$12.0 million from negative A$26.0 million for the year ended December 31, 1997 to negative A$38.0 million for the year ended December 31, 1998, a 46.2% increase. Although revenue increased compared to the same periods in the prior year, increases in operating expense and selling, general and administrative expense outpaced the revenue increase, primarily due to higher short-term programming costs in connection with the receivership of Australis, Austar's previous programming supplier, and the subsequent May 1998 joint venture with Optus Vision, as well as increases in salaries and benefits for additional personnel necessary to support the growth of Austar's NCOC.

Latin America

We began consolidating the results of operations of VTR effective May 1, 1999. VTR's Adjusted EBITDA in U.S. dollar terms decreased $4.7 million, or 16.8%, from $28.0 million for the year ended December 31, 1998 to $23.3 million for the year ended December 31, 1999, partly due to a 12.1% devaluation in the Chilean peso to the U.S. dollar. Although revenue increased compared to the same periods in the prior year, increases in operating expense and selling, general and administrative expense outpaced the revenue increases, primarily due to the focus on the continued development of VTR's telephone services and an increase in senior management personnel hired from the former shareholders of VTR.

Corporate General and Administrative Expense. Corporate general and administrative expense increased $123.5 million from $194.8 million for the ten months ended December 31, 1998 to $318.3 million for the year ended December 31, 1999, and increased $166.2 million from $28.6 million for the year ended February 28, 1998 to $194.8 million for the ten months ended December 31, 1998. This increase from 1998 to 1999 was primarily attributable to a stock-based compensation charge of $202.2 million from UPC's phantom stock option plans for the year ended December 31, 1999, compared to $162.1 million for the ten months ended December 31, 1998, as well as a full year of results compared to ten months. These plans include the UPC phantom stock option plan and the chello phantom stock option plan, which continue to require variable plan accounting. Under this method of accounting, increases in the fair market value of these shares result in non-cash compensation charges to the statement of operations for vested options. In addition, UAP and Austar United recorded a total of $22.5 million of non-cash stock-based compensation expense for the year ended December 31, 1999 compared to nil for the year ended December 31, 1998. The increase in the ten months ended December 31, 1998 compared to the year ended February 28, 1998 was primarily due to stock-based compensation expense totaling $164.8 million, $162.1 million of which was attributable to UPC's stock option plans. Corporate general and administrative expense also increased due to the consolidation of UPC effective December 11, 1997. These increases were offset by reporting ten months of results in the transition period compared to twelve in the prior year, as well as the non-recurrence of certain prior year charges.

Depreciation and Amortization. Depreciation and amortization expense increased $259.7 million during the year ended December 31, 1999 and $67.4 million during the ten months ended December 31, 1998 the detail of which is as follows:

                                        For the Year For the Ten  For the Year
                                           Ended     Months Ended    Ended
                                        December 31, December 31, February 28,
                                            1999         1998         1998
                                        ------------ ------------ ------------
                                                    (In thousands)
   Europe..............................   $280,442     $ 76,550     $ 6,343
   Asia/Pacific........................    104,723       79,746      80,802
   Latin America.......................     32,142        1,637       3,503
   Corporate and other.................      1,407        1,112       1,008
                                          --------     --------     -------
     Total depreciation and
      amortization expense.............   $418,714     $159,045     $91,656
                                          ========     ========     =======

Europe

UPC's depreciation and amortization expense in U.S. dollars increased $186.1 million, or 197.3%, from $94.3 million for the year ended December 31, 1998 to $280.4 million for the year ended December 31, 1999, including a positive impact from the 15.9% devaluation of the Dutch guilder to the U.S. dollar. On a functional currency basis, UPC's depreciation and amortization expense increased (Euro) 180.9 million, or 212.3%, from (Euro) 85.2 million for the year ended December 31, 1998 to (Euro) 266.1 million for the year ended December 31, 1999. This increase resulted primarily from acquisitions completed during 1999 in the Netherlands and Poland, as well as additional depreciation related to additional capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

Depreciation and amortization expense for UPC in U.S. dollar terms increased $26.1 million, or 38.3%, from $68.2 million for the year ended December 31, 1997 to $94.3 million for the year ended December 31, 1998. On a functional currency basis, UPC's depreciation and amortization expense increased
(Euro) 24.9 million to (Euro) 85.2 million from (Euro) 60.3 million for the year ended December 31, 1997, a 41.3% increase. Of this increase, (Euro) 11.9 million was attributable to the application of push-down accounting, including goodwill created in connection with the acquisition of UPC on December 11, 1997. The remaining increase comprised of additional depreciation related to the acquisitions of Combivisie and Telekabel Hungary, additional capital expenditures to upgrade the network in our Western European systems and new-build for developing systems.

We began consolidating the results of UPC effective December 11, 1997. Accordingly, we recorded $6.1 million of depreciation and amortization expense from UPC during the year ended February 28, 1998.

Asia/Pacific

Depreciation and amortization expense for Austar increased $2.2 million, or 2.3%, from $95.4 million for the year ended December 31, 1998 to $97.6 million for the year ended December 31, 1999, including a negative impact of $2.8 million due to exchange rate fluctuations. On a functional currency basis, Austar's depreciation and amortization expense increased A$3.9 million, from A$143.0 million for the year ended December 31, 1998 to A$146.9 million for the year ended December 31, 1999, a 2.7% increase.

Depreciation and amortization expense for Austar in U.S. dollar terms increased $18.5 million, or 24.1%, from $76.9 million for the year ended December 31, 1997 to $95.4 million for the year ended December 31, 1998, including a positive impact of $15.2 million due to exchange rate fluctuations. On a functional currency basis, Austar's depreciation and amortization expense increased A$43.4 million, from A$99.6 million for the year ended December 31, 1997 to A$143.0 million for the year ended December 31, 1998, a 43.6% increase. These increases were primarily due to the larger fixed asset base due to the significant deployment of operating assets to meet subscriber growth as well as increases related to subscriber disconnects.

Latin America

The increase in the year ended December 31, 1999 is due to consolidating the results of operations of VTR effective May 1, 1999.

Gain on Issuance of Common Equity Securities by Subsidiaries. In February 1999, UPC successfully completed an initial public offering selling 133.8 million shares on the Amsterdam Stock Exchange and Nasdaq, raising gross and net proceeds at NLG21.30 ($10.93) per share of NLG2,852.9 ($1,463.0) million and NLG2,660.1 ($1,364.1) million, respectively. Concurrent with the offering, a subsidiary of DIC exercised its option and acquired approximately 4.7 million ordinary shares of UPC, resulting in proceeds to UPC of $45.0 million. Based on the carrying value of our investment in UPC as of February 11, 1999, we recognized a gain of $822.1 million from the resulting step-up in the carrying amount of our investment in UPC, in accordance with Staff Accounting Bulletin No. 51 ("SAB 51").

In July 1999, Austar United successfully completed an initial public offering selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at A$4.70 ($3.03) per share of A$486.5 ($313.6) million and A$453.6 ($292.8) million, respectively. Based on the carrying value of our investment in Austar United as of July 27, 1999, we recognized a gain of $248.4 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51.

In August 1999, UPC partially funded the acquisition of Videopole with 2.9 million ordinary shares of UPC. Based on the carrying value of our investment in UPC as of July 31, 1999, we recognized a gain of $34.9 million from the resulting step-up in the carrying amount of our investment in UPC, in accordance with SAB 51.

In October 1999, UPC completed a second public offering of 45.0 million ordinary shares, raising gross and net proceeds at (Euro) 19.92 ($21.58) per share of (Euro) 896.3 ($970.9) million and (Euro) 851.5 ($922.4) million, respectively. Based on the carrying value of our investment in UPC as of October 19, 1999, we recognized a gain of $403.4 million from the resulting step-up in the carrying amount of our investment in UPC, in accordance with SAB 51.

No deferred taxes were recorded related to these gains due to our intent on holding our investment in UPC and Austar United indefinitely.

Interest Income. Interest income increased $43.8 million and $2.7 million during the year ended December 31, 1999 and the ten months ended December 31, 1998, respectively, compared to the amounts for the corresponding periods in the prior year. The increase in the year ended December 31, 1999 was due to higher cash balances related to the issuance of new debt and equity in 1999 and the increase in the ten months ended December 31, 1998 was due to higher cash balances related to the issuance of our senior notes in February 1998.

Interest Expense. Interest expense increased $236.8 million from $163.2 million during the year ended December 31, 1998 to $400.0 million during the year ended December 31, 1999. These increases were primarily due to the continued accretion of interest on our $1,375.0 million aggregate principal amount 1998 senior notes, our 1999 senior notes and new debt in 1999 at UPC, including their senior notes and new debt facilities.

Interest expense increased $38.9 million, or 31.3%, from $124.3 million during the year ended February 28, 1998 to $163.2 million during the ten months ended December 31, 1998. This increase was primarily due to the continued accretion of interest on our $1,375.0 million aggregate principal amount 1998 senior notes and continued accretion on the $492.9 million aggregate principal amount senior notes at United A/P.

Provision for Losses on Marketable Equity Securities and Investment Related Costs. The provision for losses on marketable equity securities and investment related costs consists of our write-off of various non-strategic investments.

Gain on Sale of Investments in Affiliates. In October 1997, we sold all of our Argentine multi-channel television system assets for approximately $211.1 million cash, resulting in a gain of approximately $90.0 million.

Foreign Currency Exchange (Loss) Gain. Foreign currency exchange loss increased $41.1 million from $1.6 million gain for the ten months ended December 31, 1998 to $39.5 million loss for the year ended December 31, 1999, primarily due to UPC and VTR, which have notes payable that are denominated in U.S. dollars.

Minority Interests in Subsidiaries. The minority interests' share of losses increased $359.0 million from $1.4 million for the ten months ended December 31, 1998 to $360.4 million for the year ended December 31, 1999. The initial public offerings of UPC (February 1999) and Austar United (July 1999) reduced our ownership from 100% and 98.0% as of December 31, 1998 to 53.2% and 75.4% as of December 31, 1999 for UPC and Austar United, respectively. For accounting purposes we continue to consolidate 100% of the results of operations of UPC and Austar United, then deduct the minority interests' share of losses before arriving at net income. Of the $359.0 million increase for the year ended December 31, 1999, $344.5 million related to UPC and $13.6 million related to Austar United.

Share in Results of Affiliates. Our share in the results of affiliates totaled a loss of $55.1 million, $54.2 million and $68.6 million for the year ended December 31, 1999, the ten months ended December 31, 1998 and the year ended February 28, 1998, respectively, as follows:

                                        For the Year For the Ten  For the Year
                                           Ended     Months Ended    Ended
                                        December 31, December 31, February 28,
                                            1999         1998         1998
                                        ------------ ------------ ------------
                                                    (In thousands)
   Europe:
     UPC...............................   $    --      $    --      $(42,236)
     A2000(1)..........................    (16,750)     (11,515)         --
     UTH(2)............................     (1,436)      (9,850)         --
     Hungary...........................        (41)      (3,446)         --
     Melita, Princes Holdings and
      Tevel(3).........................        --          (288)         --
     Tevel(3)..........................     (8,402)         --           --
     Melita(3).........................       (687)         --           --
     Monor.............................      1,630       (1,848)      (4,590)
     Iberian Programming...............      2,455          (77)      (2,348)
     SBS...............................     (5,557)         --           --
     Other.............................     (3,120)        (457)        (195)
                                          --------     --------     --------
                                           (31,908)     (27,481)     (49,369)
                                          --------     --------     --------
   Asia/Pacific:
     Saturn(4).........................     (6,262)      (8,628)         --
     XYZ Entertainment(5)..............     (5,290)         506       (2,408)
     Pilipino Cable Corporation........        (55)      (1,383)        (656)
     Hunan International TV............        (42)      (2,092)        (220)
                                          --------     --------     --------
                                           (11,649)     (11,597)      (3,284)
                                          --------     --------     --------
   Latin America:
     VTR(6)............................     (5,507)      (5,427)      (7,805)
     Megapo............................       (346)         253         (386)
     TV Show Brasil(7).................        --          (891)        (616)
     MGM Networks LA...................     (6,223)      (9,221)      (7,477)
     Jundiai...........................        526          198          426
                                          --------     --------     --------
                                           (11,550)     (15,088)     (15,858)
                                          --------     --------     --------
   Other...............................        --           --          (134)
                                          --------     --------     --------
   Total share in results of
    affiliates.........................   $(55,107)    $(54,166)    $(68,645)
                                          ========     ========     ========

--------
(1) Effective September 1, 1999, we increased our ownership interest in A2000 from 50.0% to 100% and began consolidating its results of operations.
(2) Effective February 1, 1999, we increased our ownership interest in UTH from 51.0% to 100% and began consolidating its results of operations.
(3) Historically we held our interests in Melita, Princes Holdings and Tevel through UII, a general partnership. In November 1998 we acquired our partner's interest in Tevel and Melita and sold our interest in Princes Holdings.
(4) Effective January 1, 1998, we discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting due to certain minority shareholder's rights. Effective August 1, 1999, we increased our ownership interest in Saturn to 100% and began consolidating its results of operations.
(5) In September 1998, we acquired an additional 25.0% interest in XYZ Entertainment, increasing our ownership to 50.0%.
(6) Effective May 1, 1999, we increased our ownership interest in VTR to 100% and began consolidating its results of operations.
(7) Effective October 2, 1998, we increased our ownership interest in TV Show Brasil to 100% and began consolidating its results of operations.

Extraordinary Charge for Early Retirement of Debt. In connection with the issuance of our senior notes in February 1998, we paid $531.8 million to repurchase the existing old notes which had an accreted value of $466.2 million as of February 5, 1998. This tender premium of $65.6 million, combined with the write off of unamortized deferred financing costs and other transaction related costs totaling $13.5 million, resulted in an extraordinary charge during the year ended February 28, 1998 of $79.1 million.

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

                                                     For the Year
                                   Inception to          Ended
   United (Parent Only)          December 31, 1998 December 31, 1999   Total
   --------------------          ----------------- ----------------- ---------
                                                 (In millions)
   Financing Sources:
     Gross bond proceeds.......      $ 1,138.1         $  208.9      $ 1,347.0
     Gross equity proceeds.....          408.9 (1)      1,277.8        1,686.7
     Asset sales, dividends and
      note payments............          224.4             94.7          319.1
     Interest income and
      other....................           32.7             62.3           95.0
                                     ---------         --------      ---------
         Total sources.........        1,804.1          1,643.7        3,447.8
                                     ---------         --------      ---------
   Application of Funds:
     Investment in:
       UPC.....................         (454.7)            (4.4)        (459.1)
       UAP.....................         (256.4)(1)        (59.2)        (315.6)
       ULA.....................         (292.3)          (331.3)        (623.6)
       Other...................          (25.8)             --           (25.8)
                                     ---------         --------      ---------
         Total.................       (1,029.2)          (394.9)      (1,424.1)
     Repayment of bonds........         (531.8)(2)         (0.3)        (532.1)
     Offering costs............          (64.5)           (37.7)        (102.2)
     Corporate equipment and
      development..............          (25.7)            (5.3)         (31.0)
     Corporate overhead and
      other....................         (106.5)           (16.1)        (122.6)
                                     ---------         --------      ---------
         Total uses............       (1,757.7)          (454.3)      (2,212.0)
                                     ---------         --------      ---------
     Period change in cash.....           46.4          1,189.4        1,235.8
     Cash, beginning of
      period...................            --              46.4            --
                                     ---------         --------      ---------
     Cash, end of period.......      $    46.4         $1,235.8      $ 1,235.8
                                     =========         ========      ---------

   United's Subsidiaries
   ---------------------
   Cash, end of period:
     UPC.......................                                        1,049.1
     UAP.......................                                          279.4
     ULA.......................                                            7.6
     Other.....................                                            1.9
                                                                     ---------
         Total United's
          subsidiaries.........                                        1,338.0
                                                                     ---------
         Total consolidated
          cash, cash
          equivalents,
          restricted cash and
          short-term liquid
          investments..........                                      $ 2,573.8
                                                                     =========

--------
(1) Includes issuance/use of $29.8 million and $29.5 million in convertible preferred stock in 1995 and 1998, respectively, to acquire interests in Australia as well as $50.0 million in common stock in 1995 to acquire the initial interest in UPC.
(2) Includes tender premium of $65.6 million.

United Parent

We had $1,235.8 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of December 31, 1999. Additional sources of cash in 2000 may include the raising of additional private or public debt and/or equity and/or the receipt of sales proceeds from the disposition of non-strategic assets by certain subsidiaries. Uses of cash in the next year will include continued funding to the Latin America region to meet the existing growth plans of our systems in that region and corporate overhead. We do not expect to contribute additional capital to UPC and Austar United for their on-going operating or development requirements, as they will finance their operating systems and development opportunities with their operating cash flow and debt and equity financings. We estimate approximately $141.8 million of United Parent funding will be required by systems in the Latin America region during 2000. We believe that our existing capital resources will enable us to assist in satisfying the operating and development requirements of our subsidiaries and cover corporate overhead for the next year. To the extent we pursue new acquisitions or development opportunities, we will need to raise additional capital or seek strategic partners. Because we do not currently generate positive operating cash flow, our ability to repay our long-term obligations will be dependent on developing one or more additional sources of cash.

UPC

UPC had $1,049.1 million in cash, cash equivalents, restricted cash and short-term liquid investments on hand as of December 31, 1999. During February 1999, UPC successfully completed an initial public offering selling 133.8 million shares on the Amsterdam Stock Exchange and Nasdaq, raising gross and net proceeds at NLG21.30 ($10.93) per share of NLG2,852.9 ($1,463.0) million and NLG2,660.1 ($1,364.1) million, respectively. Concurrent with the offering, a subsidiary of DIC exercised one of its two option agreements acquiring approximately 4.7 million shares of UPC for $45.0 million. Proceeds from the offering and option exercise were used to repay certain debt facilities and finance acquisitions.

In July 1999, UPC completed a $1.5 billion bond offering. Proceeds from this bond offering were primarily used to fund acquisitions. Also in July 1999, UPC entered into a (Euro) 1.0 billion credit facility. Proceeds from this senior credit facility were used to refinance the existing credit facility, repay certain intercompany debts, fund general corporate purposes and fund capital expenditures. UPC completed another bond offering in October 1999 totaling $1.0 billion. Proceeds from this bond offering were primarily used to fund acquisitions.

In October 1999, UPC completed a second public offering of 45.0 million ordinary shares, raising gross and net proceeds at (Euro) 19.92 ($21.58) per share of (Euro) 896.3 ($970.9) million and (Euro) 851.5 ($922.4) million, respectively. The proceeds were used to finance acquisitions.

In January 2000, UPC completed a $1.6 billion bond offering consisting of $600.0 million and (Euro) 200.0 million of ten-year 11.25% Senior Notes due 2010, $300.0 million of ten-year 11.5% Senior Notes due 2010 and $1.0 billion aggregate principal amount of ten-year 13.75% Senior Discount Notes due 2010. The Senior Discount Notes were sold at 51.2% of the face amount yielding gross proceeds of $512.0 million and will accrue but not pay interest until 2005.

The proceeds from the debt and equity offerings, in addition to borrowing capacity on UPC's facilities at the corporate and project debt level, are expected to be used primarily for acquisitions, capital expenditures and other costs associated with UPC's network upgrade and the continued development of UPC's telephone and Internet/data services businesses. UPC may need to raise additional capital in the future to the extent UPC pursues additional acquisitions or development opportunities or if cash flow from operations is insufficient to satisfy UPC's liquidity requirements.

UAP

UAP had $279.4 million of cash, cash equivalents and short-term liquid investments on hand as of December 31, 1999. On July 27, 1999, Austar United successfully completed an initial public offering selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at A$4.70 ($3.03) per share of A$486.5

($313.6) million and A$453.6 ($292.8) million, respectively. These proceeds, in addition to borrowing capacity on the New Austar Bank Facility and Saturn Bank Facility, will be used to expand Austar United's customer base, complete the build-out of its network and introduce new services such as telephone and Internet/data.

ULA

ULA had $7.6 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of December 31, 1999. ULA's systems, which are at various stages of construction and development, will generally depend on funding from us and project financing to meet their growth needs. ULA's Chilean system, VTR, has capacity for borrowing under the VTR Bank Facility as of December 31, 1999. With this facility and positive operating cash flow, the business needs an additional $115.1 million from us through 2000 to continue to grow its telephony business. ULA anticipates continued nominal funding from us for Latin America programming and projects in Brazil. In January 2000, we funded $22.8 million to ULA for the purchase of an additional 41.3% interest in Megapo. To the extent ULA pursues additional acquisitions or development opportunities, ULA will need to raise additional capital or seek strategic partners.

Statements of Cash Flows

We had cash and cash equivalents of $1,925.9 million as of December 31, 1999, an increase of $1,890.3 million from $35.6 million as of December 31, 1998. Cash and cash equivalents as of December 31, 1998 represented a decrease of $267.8 million from $303.4 million as of February 28, 1998, and cash and cash equivalents as of February 28, 1998 represented an increase of $234.6 million from $68.8 million as of February 28, 1997.

                                        For the Year  For the Ten  For the Year
                                           Ended      Months Ended    Ended
                                        December 31,  December 31, February 28,
                                            1999          1998         1998
                                        ------------  ------------ ------------
                                                    (In thousands)
   Cash flows from operating
    activities........................  $  (117,084)   $   1,988     $(60,652)
   Cash flows from investing
    activities........................   (4,353,364)    (433,460)     (73,096)
   Cash flows from financing
    activities........................    6,308,415      158,815      369,089
   Effect of exchange rates on cash...       52,340        4,824         (684)
                                        -----------    ---------     --------
   Net increase (decrease) in cash and
    cash equivalents..................    1,890,307     (267,833)     234,657
   Cash and cash equivalents at
    beginning of period...............       35,608      303,441       68,784
                                        -----------    ---------     --------
   Cash and cash equivalents at end of
    period............................  $ 1,925,915    $  35,608     $303,441
                                        ===========    =========     ========

Year Ended December 31, 1999

Principal sources of cash during the year ended December 31, 1999 included $2,540.8 million in proceeds from the issuance of senior notes and senior discount notes by UPC, $1,409.1 million in proceeds from UPC's initial public offering and DIC's exercise of its option to acquire shares in UPC, $922.4 million in net proceeds from UPC's second public offering of equity securities, $571.4 million in net proceeds from the issuance of our Class A Common Stock in a public offering, $381.6 million in net proceeds from the issuance of our Series C Convertible Preferred Stock, $375.3 million of borrowings on UPC's senior credit facility, $292.8 million in net proceeds from the Austar United initial public offering, $257.2 million of borrowings on the Telekabel Group facility, $259.9 million in net proceeds from the issuance of our Series D Convertible Preferred Stock, $229.9 million of borrowings on Austar's bank facility and Saturn's bank facility, $208.9 million in proceeds from the private issuance of our debt securities due 2009, $61.0 million of borrowings on VTR's bank facility, $141.2 million of other borrowings, $50.0 million from the exercise of stock options and warrants, $18.0 million of proceeds from the sale of UPC's Hungarian programming assets, $52.3 million positive exchange rate effect on cash and $3.1 million from other investing and financing sources.

Principal uses of cash during the year ended December 31, 1999 included $848.2 million of net cash invested in short-term liquid investments, $794.2 million of capital expenditures for system upgrade and new-build activities,

$744.5 million for the acquisition of @Entertainment, $521.7 million for the repayment of UPC's existing senior revolving credit facility, $306.1 million for the repayment of an existing facility at UPC Nederland, $293.2 million for the acquisition of Stjarn, $252.7 million for the acquisition of the additional 66.0% interest in VTR, $252.0 million for the acquisition of the additional 49.0% interest in UTH, $228.5 million for the acquisition of A2000, $150.0 million for the acquisition of Kabel Plus, $109.7 million for the acquisition of GelreVision, $291.2 million for other acquisitions, $373.5 million of investments in affiliates, including UPC's acquisition of an interest in PrimaCom for $227.9 million and SBS for $100.2 million, $129.1 million for the repayment of Austar's existing bank facility, $320.1 million for the repayment of other loans, $100.7 million for deferred financing costs, $18.0 million for payment of a note, and $151.2 million for operating activities and other investing and financing uses.

Ten Months Ended December 31, 1998

Principal sources of cash during the ten months ended December 31, 1998 included $321.2 million from short-term and long-term borrowings, primarily on UPC's senior revolving credit facility, CNBH's major facility, the DIC Loan and Austar's bank facility, $27.9 million from the net release of restricted funds, primarily the Janco deposit, $20.0 million from the sale of Portugal and other systems, $12.2 million from the issuance of our equity securities and $6.8 million from operating activities and other investing and financing sources.

Principal uses of cash during the ten months ended December 31, 1998 included capital expenditures totaling $217.1 million for system upgrades and new-build activities, $168.4 million of debt repayments, primarily on UPC's bridge bank facility and other bank facilities, $139.0 million of funding to our operating systems including the acquisition of additional interests in Tevel, Melita, Janco and TVSB, $109.9 million primarily for the new acquisitions of Combivisie (The Netherlands) and Kabelkom (Hungary) and $21.5 million for other investing and financing uses.

Year Ended February 28, 1998

Principal sources of cash during the year ended February 28, 1998 included gross proceeds of $812.2 million from the sale of our 1998 senior notes, $211.1 million net cash proceeds from the sale of our Argentine cable systems, $110.0 million of borrowings by ULA to finance acquisitions in Argentina, $85.2 million of borrowings on Austar's bank facility, $38.0 million from ULA's revolving credit facility, net proceeds from the net change in short-term investments of $36.6 million, $29.9 million gross proceeds from the issuance of United A/P senior notes in September 1997, $22.0 million from cash contributions from minority interest partners and $1.3 million of repayments on notes receivable and other sources.

Principal uses of cash during the year ended February 28, 1998 included redemption of our old senior notes of $531.8 million, investments in our affiliated companies totaling $177.6 million, repayment of debt under the Argentina acquisition financing of $110.0 million, purchases of property, plant and equipment totaling $115.0 million to continue the build-out of existing projects, payments on our seller notes for Comodoro, Trelew, Santa Fe and Bahia Blanca, Argentina totaling $46.4 million, debt financing costs of $30.9 million, $8.4 million deposited in restricted cash, $30.8 million for repayment of other debt and other investing and financing uses, and the funding of operating activities of $60.7 million during the period.

New Accounting Principles

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under this statement, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 2000. We are currently assessing the effect of this new standard.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Views on Selected Revenue Recognition Issues" ("SAB 101"), which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is effective for the second quarter of 2000. We are currently assessing the effect of SAB 101.

European Economic and Monetary Union

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro, including The Netherlands. The participating countries adopted the Euro as their common legal currency on that day. The Euro trades on currency exchanges and is available for non-cash transactions during the transition period between January 1, 1999 and January 1, 2002. During this transition period, the existing currencies are scheduled to remain legal tender in the participating countries as denominations of the Euro and public and private parties may pay for goods and services using either the Euro or the participating countries' existing currencies. During the transition period, all UPC operating companies' billing systems will include amounts in Euro as well as the respective country's existing currency. All of UPC's accounting and management reporting systems currently are multi-currency. We do not expect the introduction of the Euro to materially affect UPC's cable television and other operations. However, we do believe the introduction of the Euro will reduce our exposure to risk from foreign currency and interest rate fluctuations.

Year 2000 Conversion

Our multi-channel television, programming and telephony operations are heavily dependent upon computer systems and other technological devices with embedded chips. Such computer systems and other technological devices did not experience any problems related to recognizing dates of January 2000 and thereafter. In all material respects, our multi-channel television and telephony systems or programming services continued to operate during the period December 31, 1999 to March 30, 2000.

Year 2000 Program. In response to possible Year 2000 problems, the Board of Directors of United established a Task Force to assess the impact that potential Year 2000 problems might have on company-wide operations, including the Company and its operating companies, and to implement necessary changes to address such problems. The Task Force reported directly to the United Board. In creating a program to minimize Year 2000 problems, the Task Force identified certain critical operations of our business. These critical operations were identified as service delivery systems, field and headend devices, customer service and billing systems and corporate management and administrative operations (e.g., cash flow, accounts payable and accounts receivable, payroll and building operations).

The Task Force established a three-phase program to address potential Year 2000 problems:

(a) Identification Phase: identify and evaluate computer systems and other devices (e.g., headend devices, switches and set-top boxes) on a system by system basis for Year 2000 compliance.
(b) Implementation Phase: establish a database and evaluate the information obtained in the Identification Phase, determine priorities, implement corrective procedures, define costs and ensure adequate funding.
(c) Testing Phase: test the corrective procedures to verify that all material compliance problems will operate on and after January 1, 2000, and develop, as necessary, contingency plans for material operations.

The Task Force completed these Phases on substantially all critical operations prior to year-end 1999. As a result, we believe all material corporate operations are in compliance for Year 2000 and do not require material remediation or replacement. During the period December 31, 1999 to March 30, 2000, our worldwide operations continued to function in the ordinary course in all material respects. We experienced no material business interruptions or material problems, with respect to our operations arising from Year 2000 issues. We know of no remaining contingencies.

Third-Party Dependencies. Although we believed our largest Year 2000 risk was our dependency upon third-party products, we experienced no Year 2000 issues as a result of such dependency. To our knowledge, no further significant contingencies exist based on our dependency upon third-party products. We cannot, however, give any assurance concerning compliance of our equipment because our responses from third-party vendors have been limited and cannot be independently verified.

Costs of Compliance. The Task Force is not able to determine the full cost of its Year 2000 program and its related impact on our financial condition. In the course of our business, we have made substantial capital adjustments over the past few years in improving our systems, primarily for reasons other than Year 2000. Because these upgrades also resulted in Year 2000 compliance, replacement and remediation costs have been low. Therefore, the Task Force's estimate of the cost of the Year 2000 program at $7.3 million remains unchanged. Included in such costs is approximately $2.3 million spent on our billing systems for Year 2000. The Task Force accelerated these expenditures to 1999 to insure Year 2000 compliance; otherwise these costs would have been incurred over approximately two to three years. The cost of the Year 2000 program does not, however, include internal costs because we did not separately track the internal costs incurred for the Year 2000 program. The costs incurred for Year 2000 compliance issues did not have a material financial impact on the Company. We anticipate no additional significant expenditures for the Year 2000 program.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                         Amount Outstanding
                                                       as of December 31, 1999
                                                       -----------------------
                                                           (In thousands)
   U.S. Dollar Denominated Facilities:
     Stjarn Seller's Note due 2000(1).................       $  100,000
     UPC 12.5% Senior Discount Notes due 2009(1)......       $  421,747
     UPC 13.375% Senior Discount Notes due 2009.......       $  255,786
     PCI Discount Notes(1)............................       $   16,457
     @Entertainment 1999 Senior Discount Notes(1).....       $  141,807
     @Entertainment 1998 Senior Discount Notes(1).....       $  115,984
     @Entertainment 1999 Series C Senior Discount
      Notes(1)........................................       $   11,841
     UPC DIC Loan(1)..................................       $   39,366
     Monor Facility(1)................................       $   33,488
     VTR Bank Facility(2).............................       $  176,000
     Intercompany Loan to VTR(2)......................       $  108,000
                                                             ----------
                                                             $1,420,476
                                                             ==========

--------
(1) Functional currency is Euros.
(2) Functional currency is Chilean Pesos.

Occasionally we will execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. Concurrent with the closing of the UPC July senior notes offering, UPC entered into a cross-currency swap, swapping the $800.0 million UPC 10.875% USD Senior Notes due 2009 into fixed and variable rate Euro notes with a notional amount totalling (Euro) 754.7 million. Concurrent with the closing of the UPC October senior notes offering, UPC entered into cross-currency swaps, swapping the $252.0 million UPC 11.25% USD Senior Notes due 2009 into fixed and variable Euro notes with a notional amount of (Euro) 240.2 million, and swapping the $200.0 million UPC 10.875% USD Senior Notes due 2007 into fixed and variable rate Euro notes with a notional amount of (Euro) 190.7 million.

Interest Rate Sensitivity

The table below provides information about our primary debt obligations. The fixed rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                                   As of
                             December 31, 1999          Expected payment as of December 31,
                           --------------------- -------------------------------------------------
                           Book Value Fair Value 2000  2001  2002  2003   2004 Thereafter  Total
                           ---------- ---------- ----- ----- ---- ------- ---- ---------- --------
                                                   (U.S. dollars, in thousands, except interest
                                                                      rates)
Fixed rate United USD
 1998 Notes..............   $991,568   $880,000  $ --  $ --  $--  $   --  $--   $991,568  $991,568
 Average interest rate...      10.75%     12.55%
Fixed rate United USD
 1999 Notes..............   $224,426   $205,265  $ --  $ --  $--  $   --  $--   $224,426  $224,426
 Average interest rate...     10.875%     13.05%
Variable rate UPC USD
 Senior Notes due 2009...   $759,442   $775,969  $ --  $ --  $--  $   --  $--   $759,442  $759,442
 Average interest rate...     10.875%     10.58%
Fixed rate UPC Euro
 Senior Notes due 2009...   $301,878   $305,652  $ --  $ --  $--  $   --  $--   $301,878  $301,878
 Average interest rate...     10.875%     10.63%
Fixed rate UPC USD Senior
 Discount Notes due
 2009....................   $421,747   $415,275  $ --  $ --  $--  $   --  $--   $421,747  $421,747
 Average interest rate...      12.50%     12.71%
Fixed rate UPC USD Senior
 Notes due 2007..........   $191,852   $206,525  $ --  $ --  $--  $   --  $--   $191,852  $191,852
 Average interest rate...     10.875%     10.30%
Fixed rate UPC Euro
 Senior Notes due 2007...   $100,625   $102,639  $ --  $ --  $--  $   --  $--   $100,625  $100,625
 Average interest rate...     10.875%     10.49%
Fixed rate UPC USD Senior
 Notes due 2009..........   $239,905   $262,080  $ --  $ --  $--  $   --  $--   $239,905  $239,905
 Average interest rate...      11.25%     10.48%
Fixed rate UPC Euro
 Senior Notes due 2009...   $100,894   $103,665  $ --  $ --  $--  $   --  $--   $100,894  $100,894
 Average interest rate...      11.25%     10.86%
Fixed rate UPC USD Senior
 Discount Notes due
 2009....................   $255,786   $272,460  $ --  $ --  $--  $   --  $--   $255,786  $255,786
 Average interest rate...     13.375%     12.48%
Fixed rate UPC Euro
 Senior Discount Notes
 due 2009................   $102,847   $106,669  $ --  $ --  $--  $   --  $--   $102,847  $102,847
 Average interest rate...     13.375%     12.86%
Fixed rate @Entertainment
 USD 1999 Senior Discount
 Notes...................   $141,807   $146,007  $ --  $ --  $--  $   --  $--   $141,807  $141,807
 Average interest rate...      14.50%     13.01%
Fixed rate @Entertainment
 USD 1998 Senior Discount
 Notes...................   $115,984   $147,948  $ --  $ --  $--  $   --  $--   $115,984  $115,984
 Average interest rate...      14.50%     13.12%
Fixed rate @Entertainment
 USD 1999 Series C
 Notes...................   $ 11,841   $ 11,841  $ --  $ --  $--  $   --  $--   $ 11,841  $ 11,841
 Average interest rate...       7.00%      7.00%
Fixed rate PCI USD
 Discount Notes..........   $ 16,457   $ 16,457  $ --  $ --  $--  $16,457 $--   $    --   $ 16,457
 Average interest rate...      9.875%     9.875%

                                   As of
                             December 31, 1999                    Expected payment as of December 31,
                           ----------------------  ------------------------------------------------------------------
                           Book Value  Fair Value    2000     2001     2002     2003     2004   Thereafter   Total
                           ----------  ----------  -------- -------- -------- -------- -------- ---------- ----------
                                                          (U.S. dollars, in thousands, except interest rates)
Fixed rate United USD A/P
 Notes...................  $  407,945  $  414,008  $    --  $    --  $    --  $    --  $    --  $  407,945 $  407,945
 Average interest rate...       14.00%      13.73%
Variable rate UPC NLG
 Senior Credit Facility..  $  359,720  $  359,720  $    --  $    --  $ 58,971 $ 73,715 $ 92,142 $  134,892 $  359,720
 Average interest rate...        5.67%       5.67%
Variable rate Telekabel
 Euro Facility...........  $  256,861  $  256,861  $    --  $    --  $ 12,830 $ 25,660 $ 51,319 $  167,052 $  256,861
 Average interest rate...        4.90%       4.90%
Variable rate A2000 NLG
 Facilities..............  $  209,132  $  209,132  $209,132 $    --  $    --  $    --  $    --  $      --  $  209,132
 Average interest rate...        5.90%       5.90%
Variable rate CNBH NLG
 Facility................  $  122,317  $  122,317  $  1,035 $  8,453 $ 15,698 $ 21,735 $ 22,943 $   52,453 $  122,317
 Average interest rate...        4.50%       4.50%
Variable rate Rhone
 Vision Cable FFR Credit
 Facility................  $   61,360  $   61,360  $    --  $ 61,360 $    --  $    --  $    --  $      --  $   61,360
 Average interest rate...        3.72%       3.72%
Variable rate RCF FFR
 Facility................  $   31,852  $   31,852  $ 31,852 $    --  $    --  $    --  $    --  $      --  $   31,852
 Average interest rate...        4.35%       4.35%
Fixed rate UPC USD DIC
 Loan....................  $   39,366  $   39,366  $ 39,366 $    --  $    --  $    --  $    --  $      --  $   39,366
 Average interest rate...        8.00%       8.00%
Variable rate
 Mediareseaux FFR
 Facility................  $   45,193  $   45,193  $    --  $ 45,193 $    --  $    --  $    --  $      --  $   45,193
 Average interest rate...        4.88%       4.88%
Fixed rate Monor USD
 Facility................  $   33,488  $   33,488  $ 33,488 $    --  $    --  $    --  $    --  $      --  $   33,488
 Average interest rate...        6.66%       6.66%
Fixed rate Videopole FFR
 Facility................  $    7,752  $    7,752  $  7,752 $    --  $    --  $    --  $    --  $      --  $    7,752
 Average interest rate...        6.60%       6.60%
Variable rate VTR USD
 Bank Facility...........  $  176,000  $  176,000  $    --  $    --  $176,000 $    --  $    --  $      --  $  176,000
 Average interest rate...       11.41%      11.41%
Variable rate Austar A$
 New Austar Bank
 Facility................  $  202,703  $  202,703  $    --  $    --  $  9,184 $ 50,512 $ 80,687 $   62,320 $  202,703
 Average interest rate...        7.58%       7.58%
Variable rate Saturn NZ$
 Saturn Bank Facility....  $   57,685  $   57,685  $    --  $    577 $  4,615 $  8,307 $ 11,537 $   32,649 $   57,685
 Average interest rate...        8.63%       8.63%
                           ----------  ----------  -------- -------- -------- -------- -------- ---------- ----------
                           $5,988,433  $5,975,889  $322,625 $115,583 $277,298 $196,386 $258,628 $4,817,913 $5,988,433
                           ==========  ==========  ======== ======== ======== ======== ======== ========== ==========

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

Currently, we have four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility. Two of these swap agreements expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($32.8) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($65.6) million of variable rate, long-term debt into fixed rate borrowings. In addition, we have an interest rate swap to manage our exposure on the Saturn Bank Facility which effectively converts an aggregate principal amount of NZ$60.6 ($31.7) million of variable rate, long-term debt into fixed rate borrowings. The interest rate swap includes an increasing fixed rate with an additional margin which is expected to decline as the debt to EBITDA ratio declines.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the financial statement schedules and separate financial statements of collateral subsidiaries and significant equity investees required by Regulation S-X are filed under Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears in the Company's Proxy Statement for the 2000 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item appears in the Company's Proxy Statement for the 2000 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears in the Company's Proxy Statement for the 2000 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the Company's Proxy Statement for the 2000 Annual Meeting to be filed within 30 days of the date of this Annual Report on Form 10-K and is hereby incorporated by reference.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Index to Financial Statements

                                                                           Page
                                                                           -----
UnitedGlobalCom, Inc.
Report of Independent Public Accountants.................................    F-1
Consolidated Balance Sheets as of December 31, 1999 and 1998.............    F-2
Consolidated Statements of Operations for the Year Ended December 31,
 1999, the Ten Months Ended December 31, 1998 and the Year Ended February
 28, 1998................................................................    F-3
Consolidated Statements of Stockholders' Equity (Deficit) for the Year
 Ended December 31, 1999, the Ten Months Ended December 31, 1998 and the
 Year Ended February 28, 1998............................................    F-4
Consolidated Statements of Cash Flows for the Year Ended December 31,
 1999, the Ten Months Ended December 31, 1998 and the Year Ended February
 28, 1998................................................................    F-7
Notes to Consolidated Financial Statements...............................   F-11

UnitedGlobalCom, Inc. (Parent Only)
Report of Independent Public Accountants on Schedules....................   F-62
Condensed Financial Position of Registrant (Parent only Schedule I)......   F-63
Condensed Information as to the Operations of Registrant (Parent only
 Schedule I).............................................................   F-64
Condensed Information as to the Cash Flows of Registrant (Parent only
 Schedule I).............................................................   F-65
Valuation and Qualifying Accounts (Schedule II)..........................   F-66

United International Properties, Inc.
Report of Independent Public Accountants.................................   F-67
Consolidated Balance Sheets as of December 31, 1999 and 1998.............   F-68
Consolidated Statements of Operations for the Year Ended December 31,
 1999, the Ten Months Ended December 31, 1998 and the Year Ended February
 28, 1998................................................................   F-69
Consolidated Statements of Parent's Deficit for the Year Ended December
 31, 1999, the Ten Months Ended December 31, 1998 and the Year Ended
 February 28, 1998.......................................................   F-70
Consolidated Statements of Cash Flows for the Year Ended December 31,
 1999, the Ten Months Ended December 31, 1998 and the Year Ended February
 28, 1998................................................................   F-71
Notes to Consolidated Financial Statements...............................   F-73

United Europe, Inc.
Report of Independent Public Accountants.................................   F-98
Consolidated Balance Sheets as of December 31, 1999 and 1998.............   F-99
Consolidated Statements of Operations for the Year Ended December 31,
 1999, the Ten Months Ended December 31, 1998 and the Year Ended February
 28, 1998................................................................  F-100
Consolidated Statements of Parent's Equity (Deficit) for the Year Ended
 December 31, 1999, the Ten Months Ended December 31, 1998 and the Year
 Ended February 28, 1998.................................................  F-101
Consolidated Statements of Cash Flows for the Year Ended December 31,
 1999, the Ten Months Ended December 31, 1998 and the Year Ended February
 28, 1998................................................................  F-102
Notes to Consolidated Financial Statements...............................  F-105

United Telekabel Holding, N.V.
Independent Auditors' Report.............................................  F-136
Consolidated Balance Sheet as of December 31, 1998.......................  F-137
Consolidated Statement of Operations from August 6, 1998 (commencement of operations) until December 31, 1998.....................................  F-138
Consolidated Statement of Cash Flows from August 6, 1998 (commencement of operations) until December 31, 1998.....................................  F-139
Notes to Consolidated Financial Statements...............................  F-140

(b) Reports on Form 8-K

Date of Report                                    Item Reported
--------------                                    -------------
November 15, 1999                                 Item 5--Announcement of
                                                   two-for-one split of Common
                                                   Stock

(c) Exhibits

   3.1 Second Restated Certificate of Incorporation of United International
       Holdings, Inc. (the "Company", or "UIH") filed June 4, 1993.(1)

   3.2 Certificate of Amendment to the Certificate of Incorporation dated
        February 7, 1994.(2)

   3.3 Certificate of Designation with respect to Convertible Preferred Stock,
       Series B of the Company.(3)

   3.4 Corrected Certificate of Designation for the Company's 7% Series C
       Senior Cumulative Convertible Preferred Stock.(4)

   3.5 Corrected Certificate of Designation for the Company's 7% Series D
       Senior Cumulative Convertible Preferred Stock.(4)

   3.6 Restated Bylaws of the Company amended and restated as of May 25, 1993.(1)

   4.1 Specimen of Class A Common Stock certificate of the Company.(1)

   4.2 The Second Restated Certificate of Incorporation, as amended, and
       Restated Bylaws of the Company are included as Exhibits 3.1-3.6.

   4.1 Indenture dated as of February 5, 1998, between the Company and First
       Bank of Minnesota N.A. (the "Trustee").(5)

   4.2 Indenture dated as of April 29, 1999 between the Company and the Trustee.(6)

  10.1 Stockholders' Agreement dated as of April 13, 1993, among the Company,
       United International Holdings (the "Partnership"), certain partners of the Partnership and Apollo Cable Partners L.P. ("Apollo").(7)

  10.2 UIH Registration Rights Agreement dated as of April 13, 1993, between the Company and the Partnership.(1)

  10.3 *1993 Stock Option Plan of the Company.(1)

  10.4 *Stock Option Plan for Non-Employee Directors.(8)

  10.5 Form of Indemnification Agreement between the Company and its directors.(1)

  10.6 Pledge Agreement dated as of February 5, 1998, between the Company and the Morgan Stanley & Co.(9)

  10.7 Indenture dated as of May 14, 1996, between United Australia/Pacific,
       Inc. ("United A/P") and Trustee (the "1996 Indenture").(10)

  10.8 Indenture dated as of September 23, 1997, between United A/P and Trustee
       (the "1997 Indenture").(11)

  10.9 Supplemental Indenture dated as of July 20, 1999, between United A/P and
       Trustee with respect to the 1996 Indenture.(12)

 10.10 Supplemental Indenture dated as of July 20, 1999, between United A/P and
       Trustee with respect to the 1997 Indenture.(12)

 10.11 Indenture dated as of July 30, 1999, between UPC and Citibank N.A, as
       Trustee, with respect to UPC 10.875% Senior Notes.(13)

 10.12 Indenture dated as of July 30, 1999, between UPC and Citibank N.A., as
       Trustee, with respect to UPC 12.5% Senior Discount Notes.(13)

 10.13 Indenture dated as of October 29, 1999, between UPC and Citibank N.A, as
       Trustee, with respect to UPC 10.875% Senior Notes.(14)

 10.14 Indenture dated as of October 29, 1999, between UPC and Citibank N.A, as
       Trustee, with respect to UPC 11.25% Senior Notes.(14)

 10.15 Indenture dated as of October 29, 1999, between UPC and Citibank N.A., as Trustee, with respect to UPC 13.375% Senior Discount Notes.(14)

 10.16 Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 11 1/2% Senior Notes due 2010.(15)

 10.17 Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 11 1/4% Senior Notes due 2010.(15)

 10.18 Indenture dated as of January 20, 2000, between UPC and Citibank N.A., as Trustee with respect to 13 3/4% Senior Discount Notes due 2010.(15)

 10.19 Loan and Note Issuance Agreement between UPC Facility B.V., Telekabel
       Wien and Janco Multicom and Bank of America International Limited, CIBC
       World Markets plc, Citibank N.A., MeesPierson N.V., Paribas, The Royal
       Bank of Scotland plc, Toronto Dominion Bank Europe Limited, and The
       Toronto-Dominion Bank, as Facility Agent and Security Agent.(13)

 10.20 A $400,000,000 Syndicated Senior Secured Debt Facility Agreement dated
       April 23, 1999, among Austar Entertainment Pty Limited, Chase Securities
       Australia Limited, the Guarantors named herein and the financial institutions named herein.(16)

 10.21 Credit Agreement dated as of April 28, 1999, among UIH Chile Holding
       S.A., the subsidiary guarantors named therein, Toronto Dominion (Texas), Inc., TD Securities (USA), Inc. and Citibank, N.A.(6)

 10.22 Promise Agreement entered into as of October 15, 1998, among UIH Latin
       America, Inc., VTR S.A. and Compania Nacional de Telefonos, Telefonica del Sur S.A.(6)

 10.23 Amended and Restated Securities Purchase and Conversion Agreement dated as of December 1, 1997, by and among Philip Media B.V., Philips Media
       Network B.V., the Company, Joint Venture, Inc. and United and Philips
       Communications B.V.(17)

 10.24 Amended Stock Option Plan dated February 8, 1999, between UPC and
       Stichting Administratie Kantoor UPC.(18)

 10.25 Share Purchase Agreement dated as of January 19, 1999, among UPC,
       Belmarken Holding, B.V., UPC Intermediates B.V., N.V. Nuon Energie-
       Onderneming voor Gelderland, Freisland en Flevoland, N.V. Kraton, and
       UTH, as amended by letter agreements dated January 19 and 25, 1999.(19)

 10.26 Final Amendment to the Share Purchase Agreement dated as of February 17,
       1999.(20)

 10.27 Share Purchase Agreement dated June 23, 1999, between UPC and MediaOne
       International B.V.(21)

 10.28 Investment Agreement between SBS Broadcasting SA and UPC dated June 29,
       1999.(13)

 10.29 Exchange Offer Agreement, dated as of March 9, 2000, by and between UPC and SBS Broadcasting S.A.(22)

 10.30 Share Exchange Agreement, dated as of March 9, 2000, by and between UPC and the shareholders named therein.(22)

 10.31 Agreement and Plan of Merger among @Entertainment, Inc., United Pan-
       Europe Communications N.V. and Bison Acquisition Corp. dated as of June
       2, 1999.(13)

 10.32 Form of Stockholders Agreement dated as of June 2, 1999 among
       @Entertainment, Inc., United Pan-Europe Communications N.V., Bison
       Acquisition Corp. and the other parties signatory thereto.(13)

 10.33 Share Purchase Agreement between the Sellers represented by EQT
       Scandinavia Limited and United Pan-Europe Communications N.V.(13)

 10.34 Share Purchase Agreement, dated February 2, 2000, among Eneco Wed-
       Activiteiten B.V., N.V. Eneco, UPC Nederland N.V., Belmarken Holding
       B.V. and UPC.(23)

 10.35 Consulting Agreement dated June 1, 1995, between the Company and Mark L.
       Schneider.(24)

 10.36 *Stock Option Plan for Non-Employee Directors, effective March 20, 1998.

 10.37 UIH Registration Rights Agreement dated as of April 8, 1999, between UIH and Riordan Communications Limited.

  12.1 Statement re: Ratio of Combined Fixed Charges and Preferred Stock
       Dividends.

  21.1 Subsidiaries and Restricted Affiliates of the Company.

  21.2 Unrestricted Subsidiaries of the Company.

  23.1 Consent of Independent Public Accountants--Arthur Andersen LLP
       (UnitedGlobalCom, Inc.).

  23.2 Consent of Independent Public Accountants--Arthur Andersen LLP (United
       International Properties, Inc.).

  23.3 Consent of Independent Public Accountants--Arthur Andersen LLP (United
       Europe, Inc.).

  23.4 Consent of Independent Auditors--Arthur Andersen (United Telekabel
       Holding N.V).

  24.1 Power of Attorney.

  27.1 Financial Data Schedule.

--------
*   Management compensation plan.
 (1) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-61376) filed with the Commission on June 23, 1993.
 (2) Incorporated by reference from Form 10-K for the year ended February 28, 1994 (File No. 0-21974).
 (3) Incorporated by reference from Form 8-K dated July 9, 1998 (File No. 0-21974).
 (4) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on January 11, 2000.
 (5) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-47245) filed with the Commission on March 3, 1998.
 (6) Incorporated by reference from the November 30, 1995, Form 10-Q/A dated January 26, 1996 (File No. 0-21974).
 (6) Incorporated by reference from Form 8-K dated April 29, 1999 (File No. 0-21974).
 (7) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-61376) filed with the Commission on April 21, 1993.
 (8) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-61376) filed with the Commission on July 19, 1993.
 (9) Incorporated by reference from Form 8-K dated February 5, 1998 (File No. 0-21974).

(10) Incorporated by reference from Form 10-K for the year ended February 29, 1996 (File No. 0-21974).
(11) Incorporated by reference from United A/P's Registration Statement on Form S-4 filed on November 6, 1997 (File No. 333-39707).
(12) Incorporated by reference from United A/P's Form 8-K filed July 28, 1999 (File No. 333-05017).
(13) Incorporated by reference from UPC's Report on Form 8-K dated July 30, 1999 (File No. 000-25865).
(14) Incorporated by reference from UPC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(15) Incorporated by reference from UPC's Form 10-K for the year ended December 31, 1999 (File No. 000-25865).
(16) Incorporated by reference from Form 10-K for the ten months ended December 31, 1998 (File No. 0-21974).
(17) Incorporated by reference from Form 8-K dated December 11, 1997 (File No. 0-21974).
(18) Incorporated by reference from UPC's Form 10-K for the year ended December 31, 1998 (File No. 000-25365).
(19) Incorporated by reference from Amendment No. 6 to Form S-1 Registration Statement filed by UPC on February 10, 1999 (File No. 333-67895).
(20) Incorporated by reference from UPC's Form 8-K dated March 4, 1999 (File No. 000-25365).
(21) Incorporated by reference from Amendment No. 2 to Form S-1 Registration Statement filed by UPC on September 30, 1999 (File No. 333-84427).
(22) Incorporated by reference from UPC's Form 8-K dated March 9, 2000 (File No. 000-25865).
(23) Incorporated by reference from UPC's Form 8-K dated February 3, 2000 (File No. 000-25365).
(24) Incorporated by reference from Amendment No. 6 to UPC's Registration Statement on Form S-1 dated February 4, 1999 (File No. 333-67895).

(d) See index to financial statements in (a) above.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To UnitedGlobalCom, Inc.:

We have audited the accompanying consolidated balance sheets of UnitedGlobalCom, Inc. (a Delaware corporation) (formerly United International Holdings, Inc.) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999, the ten months ended December 31, 1998 (see Note 2) and the year ended February 28, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UnitedGlobalCom, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, the ten months ended December 31, 1998 and the year ended February 28, 1998 in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Denver, Colorado
March 29, 2000

                             UnitedGlobalCom, Inc.

                          CONSOLIDATED BALANCE SHEETS
           (Stated in thousands, except share and per share amounts)

                                                             As of
                                                         December 31,
                                                     ----------------------
                                                        1999        1998
                                                     ----------  ----------
                      ASSETS
Current assets
 Cash and cash equivalents.........................  $1,925,915  $   35,608
 Restricted cash...................................      18,217      17,215
 Short-term liquid investments.....................     629,689      41,498
 Subscriber receivables, net of allowance for
  doubtful accounts of $27,808 and $5,482,
  respectively.....................................      83,388      13,788
 Costs to be reimbursed by affiliated companies,
  net..............................................      13,430      21,232
 Other receivables, including related party
  receivables of $1,680 and $2,064, respectively...     131,622      17,444
 Inventory.........................................      82,995      25,379
 Deferred taxes....................................       2,119         --
 Other current assets, net.........................      98,891      16,363
                                                     ----------  ----------
   Total current assets............................   2,986,266     188,527
Investments in affiliates, accounted for under the
 equity method, net................................     309,509     429,490
Marketable equity securities and other
 investments.......................................     235,917         --
Property, plant and equipment, net of accumulated
 depreciation of $482,524 and $201,183,
 respectively......................................   2,379,837     451,442
Goodwill and other intangible assets, net of
 accumulated amortization of $170,133 and $39,683,
 respectively......................................   2,944,802     424,934
Deferred financing costs, net of accumulated
 amortization of $17,062 and $9,923, respectively..     130,704      41,270
Deferred taxes.....................................       3,698         --
Other assets, net..................................      12,120       6,432
                                                     ----------  ----------
   Total assets....................................  $9,002,853  $1,542,095
                                                     ==========  ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
 Accounts payable, including related party
  payables of $390 and $247, respectively..........  $  306,760  $   76,696
 Accrued liabilities...............................     324,431      66,079
 Subscriber prepayments and deposits...............      41,466      24,210
 Short-term debt...................................     173,296      93,379
 Current portion of senior discount notes and
  other long-term debt.............................      52,180      62,664
 Other current liabilities.........................      10,567       3,524
                                                     ----------  ----------
   Total current liabilities.......................     908,700     326,552
Senior discount notes and senior notes.............   4,385,004   1,249,643
Other long-term debt...............................   1,604,451     689,646
Deferred compensation..............................      54,825     173,251
Deferred taxes.....................................      17,074       4,580
Other long-term liabilities........................      23,603       7,097
                                                     ----------  ----------
   Total liabilities...............................   6,993,657   2,450,769
                                                     ----------  ----------
Minority interests in subsidiaries.................     867,970      18,705
                                                     ----------  ----------
Preferred stock, $0.01 par value, 3,000,000 shares
 authorized, stated at liquidation value:
 Series A Convertible Preferred Stock, 0 and
  132,144 shares issued and outstanding,
  respectively.....................................         --       26,086
                                                     ----------  ----------
 Series B Convertible Preferred Stock, 116,185 and
  139,031 shares issued and outstanding,
  respectively.....................................      26,920      30,200
                                                     ----------  ----------
Stockholders' equity (deficit):
 Class A Common Stock, $0.01 par value,
  210,000,000 shares authorized, 81,574,815 and
  61,349,990 shares issued and outstanding,
  respectively.....................................         816         614
 Class B Common Stock, $0.01 par value, 30,000,000
  shares authorized, 19,323,940 and 19,831,760
  shares issued and outstanding, respectively......         193         198
 Series C Convertible Preferred Stock, 425,000
  shares authorized, 425,000 and 0 shares issued
  and outstanding, respectively....................     410,125         --
 Series D Convertible Preferred Stock, 287,500
  shares authorized, 287,500 and 0 shares issued
  and outstanding, respectively....................     268,773         --
 Additional paid-in capital........................   1,416,635     378,191
 Deferred compensation.............................    (119,996)       (679)
 Treasury stock, at cost, 5,569,240 shares of
  Class A Common Stock.............................     (29,061)    (29,061)
 Accumulated deficit...............................    (621,941) (1,241,986)
 Other cumulative comprehensive loss...............    (211,238)    (90,942)
                                                     ----------  ----------
   Total stockholders' equity (deficit)............   1,114,306    (983,665)
                                                     ----------  ----------
Commitments and contingencies (Notes 14 and 15)
   Total liabilities and stockholders' equity
    (deficit)......................................  $9,002,853  $1,542,095
                                                     ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             UnitedGlobalCom, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Stated in thousands, except share and per share amounts)

                                                                     For the
                                                                       Year
                                          For the Year For the Ten    Ended
                                             Ended     Months Ended  February
                                          December 31, December 31,    28,
                                              1999         1998        1998
                                          ------------ ------------ ----------
Revenue.................................   $  719,524   $  254,068  $   98,622
System operating expense................     (452,515)    (122,811)    (65,631)
System selling, general and
 administrative expense.................     (300,674)    (105,226)    (62,803)
Corporate general and administrative
 expense................................     (318,251)    (194,767)    (28,553)
Depreciation and amortization...........     (418,714)    (159,045)    (91,656)
                                           ----------   ----------  ----------
    Operating loss......................     (770,630)    (327,781)   (150,021)
Gain on issuance of common equity
 securities by subsidiaries.............    1,508,839          --          --
Interest income, including related party
 income of $561, $497 and $302,
 respectively...........................       54,238       10,464       7,806
Interest expense........................     (399,999)    (163,227)   (124,288)
Provision for losses on marketable
 equity securities and investment
 related costs..........................       (7,127)      (9,686)    (14,793)
Gain on sale of investments in
 affiliates.............................          --           --       90,020
Foreign currency exchange (loss) gain...      (39,501)       1,582      (1,419)
Other expense, net......................      (14,641)      (3,518)     (3,669)
                                           ----------   ----------  ----------
    Income (loss) before income taxes
     and other items....................      331,179     (492,166)   (196,364)
Income tax expense......................         (198)        (610)        --
Minority interests in subsidiaries......      360,444        1,410       1,568
Share in results of affiliates, net.....      (55,107)     (54,166)    (68,645)
                                           ----------   ----------  ----------
    Income (loss) before extraordinary
     charge.............................      636,318     (545,532)   (263,441)
Extraordinary charge for early
 retirement of debt.....................          --           --      (79,091)
                                           ----------   ----------  ----------
    Net income (loss)...................   $  636,318   $ (545,532) $ (342,532)
                                           ==========   ==========  ==========
Foreign currency translation
 adjustments............................   $ (127,154)  $  (24,713) $  (50,274)
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
   arising during period................        6,858         (505)     (1,593)
  Reclassification adjustment for losses
   included in net income...............          --           --        8,013
                                           ----------   ----------  ----------
    Comprehensive income (loss).........   $  516,022   $ (570,750) $ (386,386)
                                           ==========   ==========  ==========
Basic net income (loss) attributable to
 common shareholders (Note 13)..........   $  617,926   $ (547,155) $ (343,803)
                                           ==========   ==========  ==========
Diluted net income (loss) attributable
 to common shareholders (Note 13).......   $  636,318   $ (547,155) $ (343,803)
                                           ==========   ==========  ==========
Net income (loss) per common share:
  Basic income (loss) before
   extraordinary charge.................   $     7.53   $    (7.43) $    (3.43)
  Extraordinary charge..................          --           --        (1.03)
                                           ----------   ----------  ----------
  Basic net income (loss)...............   $     7.53   $    (7.43) $    (4.46)
                                           ==========   ==========  ==========
  Diluted income (loss) before
   extraordinary charge.................   $     6.67   $    (7.43) $    (3.43)
  Extraordinary charge..................          --           --        (1.03)
                                           ----------   ----------  ----------
  Diluted net income (loss).............   $     6.67   $    (7.43) $    (4.46)
                                           ==========   ==========  ==========
Weighted-average number of common shares
 outstanding:
  Basic.................................   82,024,077   73,644,728  77,033,786
                                           ==========   ==========  ==========
  Diluted...............................   95,331,929   73,644,728  77,033,786
                                           ==========   ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             UnitedGlobalCom, Inc.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (Stated in thousands, except share amounts)

                       Class A           Class B                                                                   Other
                    Common Stock      Common Stock     Additional                Treasury Stock                 Cumulative
                  ----------------- ------------------  Paid-In     Deferred   ------------------  Accumulated Comprehensive
                    Shares   Amount   Shares    Amount  Capital   Compensation  Shares    Amount     Deficit       Loss
                  ---------- ------ ----------  ------ ---------- ------------ --------- --------  ----------- -------------
Balances,
February 28,
1997............  52,194,526  $523  25,943,550   $259   $340,361     $(624)          --  $     --   $(303,553)   $(21,870)
Issuance of
Class A Common
Stock in
connection with
Company's stock
option plan.....     303,788     3         --     --         793       --            --       --          --          --
Issuance of
Class A Common
Stock in
connection with
Company's 401(k)
plan............      46,968   --          --     --         334       --            --       --          --          --
Exchange of
Class B Common
Stock for Class
A Common Stock..     216,904     2    (216,904)    (2)       --        --            --       --          --          --
Accrual of
dividends on
convertible
preferred
stock...........         --    --          --     --      (1,271)      --            --       --          --          --
Compensation
expense related
to stock
options.........         --    --          --     --         351       --            --       --          --          --
Issuance of
warrents to
purchase common
stock of
subsidiary......         --    --          --     --       3,678       --            --       --          --          --
Gain on sale of
stock by
subsidiaries....         --    --          --     --       7,614       --            --       --          --          --
Amortization of
deferred
compensation....         --    --          --     --         --        582           --       --          --          --
Purchase of
Class A Common
Stock by
subsidiary......         --    --          --     --         --        --      6,338,302  (33,074)        --          --
Net loss........         --    --          --     --         --        --            --       --     (342,532)        --
Change in
unrealized gain
(loss) on
available-for-
sale securities,
net.............         --    --          --     --         --        --            --       --          --       (1,593)
Provision for
loss on
available-for-
sale
securities......         --    --          --     --         --        --            --       --          --        8,013
Change in
cumulative
translation
adjustments.....         --    --          --     --         --        --            --       --          --      (50,274)
                  ----------  ----  ----------   ----   --------     -----     --------- --------   ---------    --------
Balances,
February 28,
1998............  52,762,186  $528  25,726,646   $257   $351,860     $ (42)    6,338,302 $(33,074)  $(646,085)   $(65,724)
                  ==========  ====  ==========   ====   ========     =====     ========= ========   =========    ========
                    Total
                  ----------
Balances,
February 28,
1997............  $  15,096
Issuance of
Class A Common
Stock in
connection with
Company's stock
option plan.....        796
Issuance of
Class A Common
Stock in
connection with
Company's 401(k)
plan............        334
Exchange of
Class B Common
Stock for Class
A Common Stock..        --
Accrual of
dividends on
convertible
preferred
stock...........     (1,271)
Compensation
expense related
to stock
options.........        351
Issuance of
warrents to
purchase common
stock of
subsidiary......      3,678
Gain on sale of
stock by
subsidiaries....      7,614
Amortization of
deferred
compensation....        582
Purchase of
Class A Common
Stock by
subsidiary......    (33,074)
Net loss........   (342,532)
Change in
unrealized gain
(loss) on
available-for-
sale securities,
net.............     (1,593)
Provision for
loss on
available-for-
sale
securities......      8,013
Change in
cumulative
translation
adjustments.....    (50,274)
                  ----------
Balances,
February 28,
1998............  $(392,280)
                  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             UnitedGlobalCom, Inc.

                (Statement in thousands, except share amounts)

                       Class A           Class B                                                                     Other
                    Common Stock      Common Stock     Additional                Treasury Stock                   Cumulative
                  ----------------- ------------------  Paid-In     Deferred   -------------------  Accumulated  Comprehensive
                    Shares   Amount   Shares    Amount  Capital   Compensation  Shares     Amount     Deficit        Loss
                  ---------- ------ ----------  ------ ---------- ------------ ---------  --------  -----------  -------------
Balances,
February 28,
1998............  52,762,186  $528  25,726,646   $257   $351,860     $  (42)   6,338,302  $(33,074) $  (646,085)   $(65,724)
Issuance of
Class A Common
Stock in
connection with
public offering,
net of offering
costs...........     900,000     9         --     --       7,395        --           --        --           --          --
Issuance of
Class A Common
Stock in
connection with
Company's stock
option plan.....     906,288     9         --     --       4,779        --           --        --           --          --
Issuance of
Class A Common
Stock in
connection with
Company's 401(k)
plan............      35,716   --          --     --         260        --           --        --           --          --
Exchange of
Class B Common
Stock for Class
A Common Stock..   5,894,886    59  (5,894,886)   (59)       --         --           --        --           --          --
Exchange of
Series A
Convertible
Preferred Stock
for Class A
Common Stock....     850,914     9         --     --       7,436        --           --        --           --          --
Accrual of
dividends on
convertible
preferred
stock...........         --    --          --     --      (1,623)       --           --        --           --          --
Repricing of
stock options...         --    --          --     --       1,380     (1,380)         --        --           --          --
Amortization of
deferred
compensation....         --    --          --     --         --         743          --        --           --          --
Gain on deemed
issuance of
stock by
subsidiary......         --    --          --     --       5,786        --           --        --           --          --
Class A Common
Stock issued by
subsidiary for
additional
interest in
Ireland
systems.........         --    --          --     --         918        --      (769,062)    4,013          --          --
Elimination of
historical two
month reporting
difference due
to change in
fiscal year.....         --    --          --     --         --         --           --        --       (50,369)        --
Net loss........         --    --          --     --         --         --           --        --      (545,532)        --
Change in
cumulative
translation
adjustments.....         --    --          --     --         --         --           --        --           --      (24,713)
Change in
unrealized gain
(loss) on
available-for-
sale
securities......         --    --          --     --         --         --           --        --           --         (505)
                  ----------  ----  ----------   ----   --------     ------    ---------  --------  -----------    --------
Balances,
December 31,
1998............  61,349,990  $614  19,831,760   $198   $378,191     $ (679)   5,569,240  $(29,061) $(1,241,986)   $(90,942)
                  ==========  ====  ==========   ====   ========     ======    =========  ========  ===========    ========
                    Total
                  ----------
Balances,
February 28,
1998............  $(392,280)
Issuance of
Class A Common
Stock in
connection with
public offering,
net of offering
costs...........      7,404
Issuance of
Class A Common
Stock in
connection with
Company's stock
option plan.....      4,788
Issuance of
Class A Common
Stock in
connection with
Company's 401(k)
plan............        260
Exchange of
Class B Common
Stock for Class
A Common Stock..        --
Exchange of
Series A
Convertible
Preferred Stock
for Class A
Common Stock....      7,445
Accrual of
dividends on
convertible
preferred
stock...........     (1,623)
Repricing of
stock options...        --
Amortization of
deferred
compensation....        743
Gain on deemed
issuance of
stock by
subsidiary......      5,786
Class A Common
Stock issued by
subsidiary for
additional
interest in
Ireland
systems.........      4,931
Elimination of
historical two
month reporting
difference due
to change in
fiscal year.....    (50,369)
Net loss........   (545,532)
Change in
cumulative
translation
adjustments.....    (24,713)
Change in
unrealized gain
(loss) on
available-for-
sale
securities......       (505)
                  ----------
Balances,
December 31,
1998............  $(983,665)
                  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             UnitedGlobalCom, Inc.

                  (Stated in thousands, except share amounts)

                       Class A           Class B           Series C         Series D
                    Common Stock      Common Stock     Preferred Stock  Preferred Stock  Additional
                  ----------------- ------------------ ---------------- ----------------  Paid-In      Deferred
                    Shares   Amount   Shares    Amount Shares   Amount  Shares   Amount   Capital    Compensation
                  ---------- ------ ----------  ------ ------- -------- ------- -------- ----------  ------------
Balances,
December 31,
1998............  61,349,990  $614  19,831,760   $198      --  $    --      --  $    --  $  378,191   $    (679)
Exchange of
Class B Common
Stock for Class
A Common Stock..     507,820     5    (507,820)    (5)     --       --      --       --         --          --
Issuance of
Class A Common
Stock in
connection with
exercise of
warrants........   2,883,600    29         --     --       --       --      --       --      21,598         --
Issuance of
Class A Common
Stock in
connection with
Company's stock
option plans....   1,838,089    18         --     --       --       --      --       --      10,184         --
Issuance of
Class A Common
Stock in
connection with
Company's 401(k)
plan............       1,502   --          --     --       --       --      --       --          51         --
Exchange of
Series A
Convertible
Preferred Stock
for Class A
Common Stock....   3,006,404    30         --     --       --       --      --       --      26,276         --
Exchange of
Series B
Convertible
Preferred Stock
for Class A
Common Stock....     487,410     5         --     --       --       --      --       --       5,173         --
Issuance of
Series C
Convertible
Preferred Stock,
net of offering
costs...........         --    --          --     --   425,000  395,250     --       --     (13,642)        --
Issuance of
Class A Common
Stock in
connection with
public offering,
net of offering
costs...........  11,500,000   115         --     --       --       --      --       --     571,325         --
Issuance of
Series D
Convertible
Preferred
Stock...........         --    --          --     --       --       --  287,500  267,375     (7,446)        --
Accrual of
dividends on
Series A, B, C
and D
Convertible
Preferred
Stock...........         --    --          --     --       --    14,875     --     1,398     (2,119)        --
Equity
transactions of
subsidiaries....         --    --          --     --       --       --      --       --     427,044    (221,640)
Amortization of
deferred
compensation....         --    --          --     --       --       --      --       --         --      102,323
Net income......         --    --          --     --       --       --      --       --         --          --
Change in
cumulative
translation
adjustments.....         --    --          --     --       --       --      --       --         --          --
Change in
unrealized gain
on available-
for-sale
securities......         --    --          --     --       --       --      --       --         --          --
                  ----------  ----  ----------   ----  ------- -------- ------- -------- ----------   ---------
Balances,
December 31,
1999............  81,574,815  $816  19,323,940   $193  425,000 $410,125 287,500 $268,773 $1,416,635   $(119,996)
                  ==========  ====  ==========   ====  ======= ======== ======= ======== ==========   =========
                                                       Other
                    Treasury Stock                  Cumulative
                  ------------------- Accumulated  Comprehensive
                   Shares    Amount     Deficit        Loss        Total
                  --------- --------- ------------ ------------- -----------
Balances,
December 31,
1998............  5,569,240 $(29,061) $(1,241,986)   $ (90,942)  $ (983,665)
Exchange of
Class B Common
Stock for Class
A Common Stock..        --       --           --           --           --
Issuance of
Class A Common
Stock in
connection with
exercise of
warrants........        --       --           --           --        21,627
Issuance of
Class A Common
Stock in
connection with
Company's stock
option plans....        --       --           --           --        10,202
Issuance of
Class A Common
Stock in
connection with
Company's 401(k)
plan............        --       --           --           --            51
Exchange of
Series A
Convertible
Preferred Stock
for Class A
Common Stock....        --       --           --           --        26,306
Exchange of
Series B
Convertible
Preferred Stock
for Class A
Common Stock....        --       --           --           --         5,178
Issuance of
Series C
Convertible
Preferred Stock,
net of offering
costs...........        --       --           --           --       381,608
Issuance of
Class A Common
Stock in
connection with
public offering,
net of offering
costs...........        --       --           --           --       571,440
Issuance of
Series D
Convertible
Preferred
Stock...........        --       --           --           --       259,929
Accrual of
dividends on
Series A, B, C
and D
Convertible
Preferred
Stock...........        --       --       (16,273)         --        (2,119)
Equity
transactions of
subsidiaries....        --       --           --           --       205,404
Amortization of
deferred
compensation....        --       --           --           --       102,323
Net income......        --       --       636,318          --       636,318
Change in
cumulative
translation
adjustments.....        --       --           --      (127,154)    (127,154)
Change in
unrealized gain
on available-
for-sale
securities......        --       --           --         6,858        6,858
                  --------- --------- ------------ ------------- -----------
Balances,
December 31,
1999............  5,569,240 $(29,061) $  (621,941)   $(211,238)  $1,114,306
                  ========= ========= ============ ============= ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                             UnitedGlobalCom, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Stated in thousands)

                                          For the Year  For the Ten  For the Year
                                             Ended      Months Ended    Ended
                                          December 31,  December 31, February 28,
                                              1999          1998         1998
                                          ------------  ------------ ------------
Cash flows from operating activities:
Net income (loss).......................  $   636,318    $(545,532)   $(342,532)
Elimination of historical two month
 reporting difference due to change in
 fiscal year............................          --       (50,369)         --
Adjustments to reconcile net income
 (loss) to net cash flows from operating
 activities:
 Gain on issuance of common equity
  securities by subsidiaries............   (1,508,839)         --           --
 Extraordinary charge for early
  retirement of debt....................          --           --        79,091
 Share in results of affiliates, net....       49,638       66,326       70,291
 Minority interests in subsidiaries.....     (360,444)      (1,186)      (1,568)
 Depreciation and amortization..........      418,714      192,968       91,656
 Accretion of interest on senior notes
  and amortization of deferred financing
  costs.................................      224,569      130,803      110,633
 Stock-based compensation expense.......      223,734      164,793          351
 Gain on sale of investments in
  affiliates............................          --           --       (90,020)
 Provision for losses on marketable
  equity securities and investment
  related costs.........................        7,127        9,473       14,793
 Increase in receivables, net...........      (83,611)     (12,755)      (3,222)
 (Increase) decrease in other assets....      (28,918)      (8,528)       6,993
 Increase in accounts payable, accrued
  liabilities and other.................      304,628       55,995        2,882
                                          -----------    ---------    ---------
 Net cash flows from operating
  activities............................     (117,084)       1,988      (60,652)
                                          -----------    ---------    ---------
Cash flows from investing activities:
 Purchase of short-term liquid
  investments...........................     (988,380)    (149,601)     (94,656)
 Proceeds from sale of short-term liquid
  investments...........................      140,216      141,834      131,284
 Restricted cash released (deposited),
  net...................................       (3,259)      27,904       (8,350)
 Investments in affiliates and other
  investments...........................     (373,526)    (139,011)    (177,632)
 Proceeds from sale of investments in
  affiliated companies..................       18,000       19,968      211,125
 New acquisitions, net of cash
  acquired..............................   (2,321,799)    (109,881)         --
 Capital expenditures...................     (794,177)    (217,057)    (115,033)
 Other..................................      (30,439)      (7,616)     (19,834)
                                          -----------    ---------    ---------
 Net cash flows from investing
  activities............................   (4,353,364)    (433,460)     (73,096)
                                          -----------    ---------    ---------
Cash flows from financing activities:
 Issuance of common stock in connection
  with public offerings, net of
  financing costs.......................      571,440        7,402          --
 Issuance of Series C Convertible
  Preferred Stock.......................      381,608          --           --
 Issuance of Series D Convertible
  Preferred Stock.......................      259,929          --           --
 Issuance of common stock in connection
  with exercise of warrants.............       21,627          --           --
 Issuance of common stock by
  subsidiaries..........................    2,624,306          --           --
 Issuance of common stock in connection
  with Company's and subsidiary's stock
  option plans..........................       28,355        4,789          796
 Proceeds from offering of senior notes
  and senior discount notes.............    2,749,752          --       842,125
 Retirement of existing senior notes....         (435)         --      (531,800)
 Proceeds from short-term and long-term
  borrowings............................    1,064,579      321,167      233,715
 Deferred financing costs...............     (100,679)      (5,932)     (30,868)
 Repayments of short-term and long-term
  borrowings............................   (1,277,038)    (168,358)    (120,570)
 Payment of sellers notes...............      (18,000)         --       (46,351)
 Cash (paid to) contributed from
  minority interest partners............        2,971         (253)      22,042
                                          -----------    ---------    ---------
 Net cash flows from financing
  activities............................    6,308,415      158,815      369,089
                                          -----------    ---------    ---------
Effect of exchange rates on cash........       52,340        4,824         (684)
                                          -----------    ---------    ---------
Increase (decrease) in cash and cash
 equivalents............................    1,890,307     (267,833)     234,657
Cash and cash equivalents, beginning of
 period.................................       35,608      303,441       68,784
                                          -----------    ---------    ---------
Cash and cash equivalents, end of
 period.................................  $ 1,925,915    $  35,608    $ 303,441
                                          ===========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             UnitedGlobalCom, Inc.

                             (Stated in thousands)

                                          For the Year For the Ten  For the Year
                                             Ended     Months Ended    Ended
                                          December 31, December 31, February 28,
                                              1999         1998         1998
                                          ------------ ------------ ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest.................   $ 101,121     $40,929      $ 7,513
                                           =========     =======      =======
 Cash received for interest.............   $  41,633     $ 9,074      $ 7,694
                                           =========     =======      =======
 Issuance of preferred stock utilized in
  purchase of Australian investments....   $     --      $29,544      $   --
                                           =========     =======      =======
 Seller note for purchase of system in
  Hungary...............................   $     --      $18,000      $   --
                                           =========     =======      =======
 Seller notes for purchase of Argentine
  systems...............................   $     --      $   --       $52,061
                                           =========     =======      =======
Acquisition of 100% of @Entertainment:
 Net current assets.....................   $ (51,239)    $   --       $   --
 Property, plant and equipment..........    (196,178)        --           --
 Goodwill...............................    (986,814)        --           --
 Long-term liabilities..................     448,566         --           --
 Other..................................     (21,335)        --           --
                                           ---------     -------      -------
 Total cash paid........................    (807,000)        --           --
 Cash acquired..........................      62,507         --           --
                                           ---------     -------      -------
 Net cash paid..........................   $(744,493)    $   --       $   --
                                           =========     =======      =======
Acquisition of 100% of Stjarn:
 Property, plant and equipment..........   $ (43,171)    $   --       $   --
 Goodwill...............................    (442,094)        --           --
 Net current liabilities................      55,997         --           --
 Long-term liabilities..................      32,268         --           --
                                           ---------     -------      -------
 Total purchase price...................    (397,000)        --           --
 Seller's Note..........................     100,000         --           --
                                           ---------     -------      -------
 Total cash paid........................    (297,000)        --           --
 Cash acquired..........................       3,792         --           --
                                           ---------     -------      -------
 Net cash paid..........................   $(293,208)    $   --       $   --
                                           =========     =======      =======
Acquisition of remaining 49.0% of UTH:
 Property, plant and equipment..........   $(210,013)    $   --       $   --
 Investments in affiliated companies....     (46,830)        --           --
 Goodwill...............................    (256,749)        --           --
 Net current liabilities................       5,384         --           --
 Long-term liabilities..................     242,536         --           --
                                           ---------     -------      -------
 Total cash paid........................    (265,672)        --           --
 Cash acquired..........................      13,629         --           --
                                           ---------     -------      -------
 Net cash paid..........................   $(252,043)    $   --       $   --
                                           =========     =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             UnitedGlobalCom, Inc.

                             (Stated in thousands)

                                          For the Year For the Ten  For the Year
                                             Ended     Months Ended    Ended
                                          December 31, December 31, February 28,
                                              1999         1998         1998
                                          ------------ ------------ ------------
Acquisition of remaining 50.0% of A2000:
 Receivables assumed....................   $ (13,062)   $     --      $    --
 Property, plant and equipment..........     (96,539)         --           --
 Goodwill...............................    (274,361)         --           --
 Net current liabilities................      25,044          --           --
 Long-term liabilities..................     129,918          --           --
                                           ---------    ---------     --------
 Total cash paid........................    (229,000)         --           --
 Cash acquired..........................         521          --           --
                                           ---------    ---------     --------
 Net cash paid..........................   $(228,479)   $     --      $    --
                                           =========    =========     ========
Acquisition of remaining interest in
 VTR:
 Working capital........................   $ (10,381)   $     --      $    --
 Property, plant and equipment..........    (203,154)         --           --
 Goodwill and other intangible assets...    (244,981)         --           --
 Other long-term assets.................     (14,685)         --           --
 Elimination of equity investment in
  Chilean joint venture.................      69,381          --           --
 Long-term liabilities..................     145,641          --           --
                                           ---------    ---------     --------
 Total cash paid........................    (258,179)         --           --
 Cash acquired..........................       5,498          --           --
                                           ---------    ---------     --------
 Net cash paid..........................   $(252,681)   $     --      $    --
                                           =========    =========     ========
Acquisition of 100% of GelreVision:
 Property, plant and equipment..........   $ (49,407)   $     --      $    --
 Goodwill...............................     (67,335)         --           --
 Net current liabilities................       2,682          --           --
 Long-term liabilities..................       4,236          --           --
                                           ---------    ---------     --------
 Total cash paid........................    (109,824)         --           --
 Cash acquired..........................         136          --           --
                                           ---------    ---------     --------
 Net cash paid..........................   $(109,688)   $     --      $    --
                                           =========    =========     ========
Contribution of Dutch cable systems to
 new joint venture:
 Working capital........................   $     --     $  (1,871)    $    --
 Investments in affiliated companies....         --        96,866          --
 Property, plant and equipment..........         --        85,037          --
 Goodwill and other intangible assets...         --        78,515          --
 Senior secured notes and other debt....         --      (111,553)         --
 Other liabilities......................         --       (17,417)         --
                                           ---------    ---------     --------
 Total net assets contributed...........   $     --     $ 129,577     $    --
                                           =========    =========     ========
Acquisition of Dutch cable assets:
 Property, plant and equipment and other
  long-term assets......................   $     --     $ (51,632)    $    --
 Goodwill and other intangible assets...         --       (36,416)         --
                                           ---------    ---------     --------
 Total cash paid........................   $     --     $ (88,048)    $    --
                                           =========    =========     ========
Sale of Argentine cable systems:
 Working capital, net of cash
  relinquished of $2,133................   $     --     $     --      $ (3,319)
 Investments in affiliated companies....         --           --        83,535
 Property, plant and equipment and other
  long-term assets......................         --           --         4,560
 Goodwill and other intangible assets...         --           --        60,727
 Sellers notes (assumed by the buyers)..         --           --       (24,398)
 Gain on sale...........................         --           --        90,020
                                           ---------    ---------     --------
 Cash received from sale................   $     --     $     --      $211,125
                                           =========    =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             UnitedGlobalCom, Inc.

                             (Stated in thousands)

                                          For the Year For the Ten  For the Year
                                             Ended     Months Ended    Ended
                                          December 31, December 31, February 28,
                                              1999         1998         1998
                                          ------------ ------------ ------------
Acquisition of additional 50.0% interest
 in UPC:
 Working capital, including cash
  acquired of $50,872...................     $ --         $ --       $  (7,158)
 Investment in UnitedGlobalCom, Inc.
  Class A Common Stock..................       --           --         (33,074)
 Investments in affiliated companies....       --           --        (167,945)
 Property, plant and equipment and other
  long-term assets......................       --           --        (273,988)
 Goodwill and other intangible assets...       --           --        (383,503)
 Elimination of United's equity
  investment in UPC ....................       --           --          46,319
 Long-term debt.........................       --           --         624,633
 Other liabilities......................       --           --          32,216
                                             -----        -----      ---------
 Total cash paid........................     $ --         $ --       $(162,500)
                                             =====        =====      =========



  The accompanying notes are an integral part of these consolidated financial statements.

                             UnitedGlobalCom, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

UnitedGlobalCom, Inc. (formerly known as United International Holdings, Inc., together with its majority-owned subsidiaries, the "Company" or "United") was formed as a Delaware corporation in May 1989, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephony operations outside the United States.

The following chart presents a summary of the Company's significant investments in telecommunications as of December 31, 1999.


                                   United
         100.0%                                                     100.0%
  United Europe Inc. ("UEI")                       United International Properties, Inc. ("UIPI")
         53.2%                                     100.0%                                             100.0%
    United Pan-Europe                        United Asia/Pacific                                United Latin America,
   Communications N.V.                        Communications, Inc.                                      Inc.
         ("UPC")                                   ("UAP") *                                          ("ULA")
                                                    100.0%
 Austria:                                           United                                   Brazil:
  Telekabel Group             95.0%          Australia/Pacific, Inc.                           TV Show Brasil   100.0%
 Belgium:                                        ("United A/P")                                Jundiai           46.3%
  UPC Belgium                100.0%                  75.4%                                  Chile:
 Czech Republic:                                Austar United                                   VTR              100.0%
  Kabel Net                  100.0%          Communications, Limited                        Mexico:
  Kabel Plus                  94.6%            ("Austar United")                                Megapo            49.0%(4)
 France:                                                                                    Peru:
  UPC France                  99.6%(1)          Australia:                                      Cable Star        62.2%
 Germany:                                        Austar             100.0%                  Latin American
  PrimaCom                    18.2%(2)           XYZ Entertainment   50.0%                    Programming:
 Hungary:                                       New Zealand:                                    MGM Networks LA   50.0%
  UPC Magyarorszag            79.3%              Saturn             100.0%
  Monor                       97.1%
 Ireland:                                       * Other UAP
  Tara                        80.0%             China:
 Israel:                                         Hunan
  Tevel                       46.6%               International TV  49.0%
 Malta:                                         Philippines:
  Melita                      50.0%              Pilipino Cable
 The Netherlands:                                 Corporation       19.6%
  UPC Nederland              100.0%
 Norway:
  UPC Norge                  100.0%
 Poland:
  @Entertainment             100.0%
 Romania:
  UPC Romania          51.0%-100.0%
 Slovak Republic:
  UPC Slovak           95.0%-100.0%
 Spain/Portugal:
  Iberian Programming         50.0%
 Sweden:
  Stjarn                     100.0%
 United Kingdom:
  Xtra Music                  41.0%
 Other Business Lines:
  SBS                         13.3%(3)
  Priority Telecom           100.0%
  chello broadband           100.0%
  UPCtv                      100.0%

(1)In February 2000, UPC's interest decreased to 92.0% (See Note 19).
(2)Subsequent to December 31, 1999, UPC increased its interest to 24.9%.
(3)In February 2000, UPC acquired an additional 10.2% interest in SBS for
 (Euro)162.5 ($163.5) million.
(4)In January 2000, ULA purchased an additional 41.3% interest in Megapo for $22.8 million.

                             UnitedGlobalCom, Inc.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those subsidiaries for which the Company consolidated the results of operations for only a portion of the fiscal year ended December 31, 1999:

                    Effective Date
Entity             of Consolidation  Reason
------             ----------------  ------
UPC Nederland(1)   February 1, 1999  Acquisition of remaining 49.0% interest in
                                      United Telekabel Holding N.V. ("UTH")
VTR                May 1, 1999       Acquisition of remaining 66.0% interest
UPC Slovensko      June 1, 1999      Acquisition
 (Slovak
 Republic)
GelreVision (The   June 1, 1999      Acquisition
 Netherlands)
Reseaux Cables de  June 1, 1999      Acquisition
 France ("RCF")
Saturn(2)          August 1, 1999    Acquisition of remaining 35.0% interest
Stjarn             August 1, 1999    Acquisition
Videopole          August 1, 1999    Acquisition
 (France)
@Entertainment     August 1, 1999    Acquisition
Time Warner Cable  September 1, 1999 Acquisition
 France
A2000 (The         September 1, 1999 Acquisition of remaining 50.0% interest
 Netherlands)
Kabel Plus         October 1, 1999   Acquisition
Monor              December 1, 1999  Acquisition

--------
(1) Prior to the acquisition date, the equity method of accounting was used because of certain minority shareholder's rights.
(2) The Company consolidated the results of operations of Saturn from July 1, 1996 to December 31, 1997. Effective January 1, 1998 the Company discontinued consolidating the results of operations of Saturn because of certain minority shareholder's rights.

The Company began consolidating UPC upon acquisition of the remaining 50.0% interest on December 11, 1997. Prior to December 11, 1997, the Company accounted for its investment in UPC under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year-End

Prior to the ten months ended December 31, 1998, the Company's fiscal year-end was February 28, and it accounted for its share of the income or loss of its operating companies based on the calendar year results of each operating company. This created a two month delay in reporting the operating company results in the Company's consolidated results for its fiscal year-end. On February 24, 1999, the Company changed its fiscal year-end from the last day in February to the last day in December, effective December 31, 1998. To effect the

                             UnitedGlobalCom, Inc.

transaction to the new fiscal year, the combined results of operations of the operating companies for January and February 1998, a loss of $50.4 million, has been reported as a one-time adjustment to retained deficit as of March 1, 1998 in the consolidated statement of stockholders' equity (deficit). Consequently, the consolidated statement of operations presents the consolidated results of the Company and its subsidiaries for the ten months ended December 31, 1998. For comparative purposes, the Company's consolidated revenue, net operating loss and net loss were $84.3 million, $125.4 million and $206.4 million, respectively, for the ten months ended December 31, 1997 and the Company's consolidated revenue, net operating loss and net loss were $298.6 million, $350.7 million and $595.9 million, respectively, for the year ended December 31, 1998.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Investments in Affiliates, Accounted for under the Equity Method

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

Marketable Equity Securities and Other Investments

The cost method of accounting is used for the Company's other investments in affiliates in which the Company's ownership interest is less than 20.0% and where the Company does not exert significant influence, except for those investments in marketable equity securities. The Company classifies its investments in marketable equity securities in which its interest is less than 20.0% and where the Company does not exert significant influence as available-for-sale and reports such investments at fair market value. Unrealized gains and losses are charged or credited to equity, and realized gains and losses and other-than-temporary declines in market value are included in operations.

                             UnitedGlobalCom, Inc.

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

The economic lives of property, plant and equipment at acquisition are as follows:

   Cable distribution networks....................................... 3-20 years
   Subscriber premises equipment and converters...................... 3-10 years
   MMDS/DTH distribution facilities.................................. 5-20 years
   Office equipment, furniture and fixtures.......................... 3-10 years
   Buildings and leasehold improvements.............................. 3-33 years
   Other............................................................. 3-10 years

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

Revenue Recognition

Revenue is primarily derived from the sale of multi-channel television, telephone and Internet/data services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs

                             UnitedGlobalCom, Inc.

with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of subscriber receivables. Concentrations of credit risk with respect to subscriber receivables are limited due to the Company's large number of customers and their dispersion across many different countries worldwide.

Staff Accounting Bulletin No. 51 ("SAB 51") Accounting Policy

Gains realized as a result of stock sales by the Company's subsidiaries are recorded in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

Stock-Based Compensation

Stock-based compensation is recognized using the intrinsic value method for the Company's stock option plans, which results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. In addition to the Company's stock option plans, UPC, chello broadband, ULA and Austar United have also adopted stock-based compensation plans for their employees. With respect to certain of these plans, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock.

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

Basic and Diluted Net Income (Loss) Per Share

"Basic net income (loss) per share" is determined by dividing net income
(loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. Net income (loss) available to common stockholders includes the accrual of dividends on convertible preferred stock which is charged directly to additional paid-in capital. "Diluted net income (loss) per share" includes the effects of potentially issuable common stock, but only if dilutive. On November 11, 1999 the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend distributed on November 30, 1999 to stockholders of record on November 22, 1999. All historical weighted average share and per share amounts have been restated to reflect the stock split.

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

                             UnitedGlobalCom, Inc.

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

New Accounting Principles

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the effect of this new standard.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Views on Selected Revenue Recognition Issues" ("SAB 101"), which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is effective for the second quarter of 2000. The Company is currently assessing the effect of SAB 101.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Acquisitions and Other

UPC Stock Offerings

In February 1999, UPC successfully completed an initial public offering selling 133.8 million shares on the Amsterdam Stock Exchange and The Nasdaq Stock Market, Inc. ("Nasdaq"), raising gross and net proceeds at Dutch guilder ("NLG")21.30 ($10.93) per share of NLG2,852.9 ($1,463.0) million and
NLG2,660.1 ($1,364.1) million, respectively. The proceeds were used to reduce debt facilities and finance acquisitions. Based on the carrying value of the Company's investment in UPC as of February 11, 1999, United recognized a gain of $822.1 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in UPC indefinitely. UPC's offering reduced the Company's ownership interest in UPC from 100% to 59.6%.

In October 1999 UPC completed a second public offering of 45.0 million ordinary shares, raising gross and net proceeds at Euro ("(Euro)") 19.92 ($21.58) per share of (Euro) 896.3 ($970.9) million and (Euro) 851.5 ($922.4)
million,

                             UnitedGlobalCom, Inc.

respectively. The proceeds were used to finance acquisitions. Based on the carrying value of the Company's investment in UPC as of October 19, 1999, United recognized a gain of $403.4 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in UPC indefinitely. This second offering further reduced the Company's ownership to 53.2% as of December 31, 1999.

If all of the UPC stock options and warrants outstanding as of December 31, 1999 were exercised, the Company's ownership interest would be 51.7% on a fully-diluted basis.

UTH

In August 1998, UPC merged its Dutch cable television and telecommunications assets, consisting of its 50.0% interest in A2000 and its wholly-owned subsidiary Cable Network Brabant Holding B.V. ("CNBH"), with those of the Dutch energy company N.V. NUON Energie-Onderneming voor Gelderland, Friesland en Flevoland ("NUON"), forming a new company, UTH (the "UTH Transaction"). The transaction was accounted for as a formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Although UPC retained a 51.0% economic and voting interest in UTH, because of joint governance on most significant operating decisions, UPC accounted for its investment in UTH using the equity method of accounting. On February 17, 1999, UPC acquired the remaining 49.0% of UTH from NUON (the "NUON Transaction") for
(Euro) 235.1 ($265.7) million. In addition, UPC repaid NUON a (Euro) 15.1 ($17.1) million subordinated loan, including accrued interest, dated December 23, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering. Effective February 1, 1999, UPC began consolidating the results of operations of UTH. Details of the net assets acquired, based on the preliminary purchase price allocation, were as follows (in thousands):

   Property, plant and equipment..................................... $ 210,013
   Investments in affiliated companies...............................    46,830
   Goodwill..........................................................   256,749
   Long-term liabilities.............................................  (242,536)
   Net current liabilities...........................................    (5,384)
                                                                      ---------
     Total cash paid................................................. $ 265,672
                                                                      =========

                             UnitedGlobalCom, Inc.

The following pro forma condensed consolidated operating results for the year ended December 31, 1999 and the ten months ended December 31, 1998 give effect to the UTH Transaction and the NUON Transaction as if they had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                              For the Year Ended     For the Ten Months Ended
                               December 31, 1999         December 31, 1998
                            ----------------------- ----------------------------
                            Historical   Pro Forma   Historical      Pro Forma
                            ----------------------- -------------- -------------
                            (In thousands, except share and per share amounts)
   Revenue................. $   719,524 $   729,641 $     254,068  $     335,076
                            =========== =========== =============  =============
   Net income (loss)....... $   636,318 $   631,623 $    (545,532) $    (581,388)
                            =========== =========== =============  =============
   Net income (loss) per
    common share:
     Basic net income
      (loss)............... $      7.53 $      7.48 $       (7.43) $       (7.92)
                            =========== =========== =============  =============
     Diluted net income
      (loss)............... $      6.67 $      6.63 $       (7.43) $       (7.92)
                            =========== =========== =============  =============
   Weighted-average number
    of common shares
    outstanding:
     Basic.................  82,024,077  82,024,077    73,644,728     73,644,728
                            =========== =========== =============  =============
     Diluted...............  95,331,929  95,331,929    73,644,728     73,644,728
                            =========== =========== =============  =============

VTR Acquisition

On April 29, 1999, an indirect wholly-owned subsidiary of ULA acquired a 66.0% interest in VTR, a company that provides telephony and multi-channel television services to the greater Santiago, Chile area (the "VTR Acquisition"). This acquisition, combined with the interest in VTR that is owned by another indirect wholly- owned subsidiary of the Company, gives the Company an indirect 100% interest in VTR. The purchase price for the 66.0% interest in VTR was approximately $258.2 million in cash. In addition, the Company provided capital for VTR to prepay approximately $125.8 million of existing bank indebtedness and a promissory note from the Company to one of the other shareholders of VTR.

Acquisition of UPC Slovensko

In June 1999, UPC acquired SKT spol s.r.o. (now known as UPC Slovensko), a company that owns and operates a cable television system in Bratislava, the capital of the Slovak Republic, for $43.3 million.

Acquisition of GelreVision

In June 1999, UPC acquired through UPC Nederland 100% of the GelreVision multi-channel television systems in The Netherlands for NLG233.9 ($109.8) million.

Acquisition of Reseaux Cables de France

In June 1999, UPC acquired through UPC France 95.7% of RCF, which operates cable television systems throughout France, for French francs ("FFR")172.0 ($27.1) million.

Restructuring of United A/P Assets and Austar United Initial Public Offering

In June 1999, the Company's interest in Austar, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United acquired from SaskTel its 35.0% interest in Saturn in exchange for approximately 13.7 million of Austar United's shares,

                             UnitedGlobalCom, Inc.

thereby increasing Austar United's ownership interest in Saturn from 65.0% to 100%. In addition, Austar United successfully completed an initial public offering selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at Australian dollar ("A$")4.70 ($3.03) per share of A$486.5 ($313.6) million and A$453.6 ($292.8) million, respectively. Based on the carrying value of the Company's investment in Austar United as of July 27, 1999, United recognized a gain of $248.4 million from the resulting step-up in the carrying amount of United's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely. Austar United's offering reduced the Company's ownership interest from 100% to approximately 75.5%. As a result of employee stock option exercises subsequent to the initial public offering date, the Company's ownership interest in Austar United decreased to 75.4% as of December 31, 1999. Including all stock options granted to employees that were vested as of December 31, 1999, the Company's ownership interest in Austar United on a fully-diluted basis is approximately 73.7%.

Acquisition of Interest in SBS

In July 1999, UPC purchased 4.8% of SBS for $24.3 million in cash. In August 1999, UPC acquired an additional 8.5% of SBS for $75.9 million.

Stjarn Acquisition

In July 1999, UPC acquired Stjarn for a purchase price of $397.0 million, of which $100.0 million was paid in the form of a one-year note with interest at 8.0% per year and the balance of the purchase price was paid in cash. UPC will have the option, at maturity of the note, to pay the note in either cash or UPC stock. Stjarn operates cable television systems serving the greater Stockholm area.

Acquisition of Videopole

In August 1999, UPC acquired through UPC France 100% of Videopole for a total purchase price of $135.1 million. The purchase price was paid in cash ($69.9 million) and 2.9 million ordinary shares of UPC ($65.2 million). Based on the carrying value of the Company's investment in UPC as of July 31, 1999, United recognized a gain of $34.9 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in UPC indefinitely.

@Entertainment Acquisition

In August 1999, UPC acquired 100% of @Entertainment for $807.0 million in cash. Details of the net assets acquired, based on a preliminary purchase price allocation using information currently available, were as follows (in thousands):

   Net current assets................................................ $  51,239
   Property, plant and equipment.....................................   196,178
   Goodwill..........................................................   986,814
   Long-term liabilities.............................................  (448,566)
   Other.............................................................    21,335
                                                                      ---------
     Total cash paid................................................. $ 807,000
                                                                      =========

                             UnitedGlobalCom, Inc.

The following pro forma condensed consolidated operating results for the year ended December 31, 1999 and the ten months ended December 31, 1998 give effect to the acquisition of @Entertainment as if it had occurred at the beginning of each period presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                              For the Year Ended   For the Ten Months Ended
                               December 31, 1999       December 31, 1998
                             --------------------- --------------------------
                             Historical Pro Forma   Historical    Pro Forma
                             ---------- ---------- ------------  ------------
                                (In thousands, except share and per share
                                                amounts)
   Revenue.................. $  719,524 $  766,503 $    254,068  $    304,446
                             ========== ========== ============  ============
   Net income (loss)........ $  636,318 $  444,151 $   (545,532) $   (725,398)
                             ========== ========== ============  ============
   Net income (loss) per
    common share:
     Basic net income
      (loss)................ $     7.53 $     5.19 $      (7.43) $      (9.87)
                             ========== ========== ============  ============
     Diluted net income
      (loss)................ $     6.67 $     4.66 $      (7.43) $      (9.87)
                             ========== ========== ============  ============
   Weighted-average number
    of common shares
    outstanding:
     Basic.................. 82,024,077 82,024,077   73,644,728    73,644,728
                             ========== ========== ============  ============
     Diluted................ 95,331,929 95,331,929   73,644,728    73,644,728
                             ========== ========== ============  ============

Acquisition of Time Warner Cable France

In August 1999, UPC acquired through UPC France 100% of Time Warner Cable France, a company that operates three cable television systems in the suburbs of Paris and Lyon and in the city of Limoges. The purchase price was $71.1 million in cash. Simultaneous with the acquisition of Time Warner Cable France, UPC acquired an additional 47.6% interest in one of its operating systems, Rhone Vision Cable, in which Time Warner France had a 49.9% interest, for FFR89.3 ($14.6) million, increasing UPC's ownership in that system to 97.5%.

Acquisition of 50.0% of A2000

In September 1999, UPC acquired through UPC Nederland, the remaining 50.0% of A2000 that it did not already own for $229.0 million and $13.1 million in cash and assumed receivables, respectively.

Kabel Plus Acquisition

In October 1999, UPC acquired a 94.6% interest in Kabel Plus for a purchase price of $150.0 million, and took control of the Kabel Plus cable television systems in the Czech and Slovak Republics.

Acquisition of Additional Interest in Monor

In December 1999, UPC acquired an additional 48.0% economic interest in Monor from its partner and several small minority shareholders for $45.0 million, increasing UPC's ownership to 97.1%. Monor's telephony system is located in the Monor region, an area which borders Budapest in Hungary.

Purchase of Minority Interest in PrimaCom

In December 1999, UPC purchased a total interest of 18.2% in PrimaCom, which owns and operates cable television networks in Germany, for (Euro) 226.5 ($227.9) million. The fair value of this investment was $231.9 million as of December 31, 1999 and is reflected in "Marketable equity securities and other investments" on the Consolidated Balance Sheet.

                             UnitedGlobalCom, Inc.

Combivisie and CNBH

Effective January 1, 1998, UPC acquired certain assets, including the Dutch cable systems of Combivisie for $88.0 million. The purchase was funded with draws on UPC's existing credit facilities. Subsequent to the transaction, the assets and liabilities of UPC's other Dutch systems and Combivisie were merged, forming CNBH, a wholly-owned subsidiary of UPC Nederland.

Hungary

In June 1998, UPC acquired certain Hungarian multi-channel television system assets for $9.5 million in cash and a non-interest bearing promissory note in the amount of $18.0 million. These assets are now part of UPC Magyarorszag.

MGM Networks LA

In May 1998, ULA entered into a joint venture with a division of Metro-Goldwyn-Mayer, Inc. ("MGM") to form MGM Networks LA. Under the terms of the joint venture, ULA contributed its 100% interest in a Latin American programming venture for a 50.0% interest in MGM Networks LA, and MGM acquired a 50.0% interest in MGM Networks LA by contributing its Brazil channel (MGM Gold Brazil) and committing to fund the first $9.9 million ($6.7 million of which was funded at closing) required by MGM Networks LA. MGM Networks LA has also entered into a trademark license agreement with MGM for the use of the MGM brand name and also into a program license agreement to acquire programming from MGM.

Austar

In July 1998, Austar acquired certain Australian pay television assets of East Coast Television Pty Limited ("ECT"), an affiliate of Century Communications Corporation ("Century"), for $6.1 million of the Company's newly-created Series B Convertible Preferred Stock. ECT's subscription television business includes subscribers and certain MMDS licenses and transmission equipment serving the areas in and around Newcastle, Gossford, Wollongong and Tasmania, Australia.

XYZ Entertainment

In September 1998, UAP acquired the Australian programming assets held by Century, consisting of Century's 25.0% interest in XYZ Entertainment, a programming company that owns and/or distributes five channels to the Australian multi-channel marketplace, increasing its ownership to 50.0% in XYZ Entertainment. The purchase price consisted of $1.2 million in cash and $23.4 million of the Company's Series B Preferred Stock.

TV Show Brasil

In October 1998, ULA increased its ownership interest in TV Show Brasil from 45.0% to 100% for $11.4 million, half of which was paid in cash, with the remainder financed by the seller.

Cable Star

In October 1998, ULA and Arequipa Cable Vision ("ACV") each contributed their Peruvian multi-channel television assets to Cable Star, with ULA receiving 60.0% of the outstanding shares of Cable Star and the former shareholders of ACV receiving the other 40.0%.

Tevel and Melita

In November 1998, UPC (i) acquired from Tele-Communications International, Inc. ("TINTA") its indirect 23.3% and 25.0% interests in the Tevel and Melita systems, respectively for $91.5 million, doubling UPC's respective ownership in these systems to 46.6% and 50.0%, respectively, (ii) purchased an additional 5.0% interest in Princes Holdings and 5.0% of Tara in consideration for 769,062 shares of United Class A Common Stock held by UPC, and (iii) sold the 5.0% interest in Princes Holdings, together with its existing 20.0% interest,

                             UnitedGlobalCom, Inc.

to TINTA for $20.5 million. The net payment of $71.0 million to TINTA ($68.0 million after closing adjustments) was funded with the proceeds of a $90.0 million promissory note made by a subsidiary of UPC to its primary partners in the Tevel system (the "UPC DIC Loan").

UPC

In July 1995, the Company and Philips Electronics N.V. ("Philips") contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. Philips contributed to UPC its 95.0% interest in cable television systems in Austria, its 100% interest in cable television systems in Belgium, its minority interests in multi-channel television systems in Germany, the Netherlands (Eindhoven) and France. The Company contributed its interests in multi-channel television systems in Israel, Ireland, the Czech Republic, Malta, Norway, Hungary, Sweden and Spain. The Company also contributed $78.2 million in cash to UPC and issued to Philips 6,338,302 shares of its Class A Common Stock having a value of $50.0 million (at date of closing). In addition, UPC issued to Philips $133.6 million of convertible subordinated pay-in-kind notes (the "PIK Notes"). As a result of this transaction, the Company and Philips each owned a 50.0% economic and voting interest in UPC.

On December 11, 1997, the Company acquired Philips' entire interest in UPC (the "UPC Transaction"). As part of the UPC Transaction, (i) UPC purchased the 6,338,302 shares of Class A Common Stock of the Company held by Philips, (ii) United purchased NLG169.9 ($84.3) million of the accreted amount of UPC's PIK Notes and redeemed them for 45,540,783 shares of UPC, (iii) UPC repaid to Philips the remaining NLG170.4 ($84.6) million accreted amount of the PIK Notes, (iv) United purchased 39,364,812 shares of UPC directly from Philips, and (v) UPC repurchased Philips' remaining equity interest in UPC (73,135,188 shares). The Company effectively owned 100% of UPC as a result of the UPC Transaction, including shares held by a foundation controlled by United which administers the UPC stock plan for the benefit of UPC employees and management, pursuant to UPC's equity incentive plans. The final purchase price (excluding transaction-related costs) was $425.2 million, comprised of $168.7 million for the purchase by the Company and repayment by UPC of UPC's PIK Notes, $33.2 million allocated to the purchase by UPC of 6,338,302 shares of the Company's Class A Common Stock and $223.3 million allocated to the purchase of Philips' interest in UPC. The UPC Transaction was funded by a long-term revolving credit facility through UPC with a syndicate of banks ($151.5 million), a bridge bank facility through a subsidiary of UPC ($111.2 million) and a cash investment by the Company of $162.5 million.

Details of the net assets acquired, based on a preliminary allocation of the purchase price, which were denominated in Dutch guilders and translated to U.S. dollars using the exchange rate on the date of acquisition, were as follows (in thousands):

   Working capital, including cash acquired of $50,872.............. $  (7,158)
   Investment in United Class A Common Stock........................   (33,074)
   Investment in affiliated companies...............................  (167,945)
   Property, plant and equipment and other long-term assets.........  (273,988)
   Goodwill and other intangible assets.............................  (383,503)
   Elimination of United equity investment..........................    46,319
   Long-term debt...................................................   624,633
   Other liabilities................................................    32,216
                                                                     ---------
     Total cash paid................................................ $(162,500)
                                                                     =========

Argentina

In October 1997, the Company completed the sale of all of its cable television assets in Argentina, including the regions of Bahia Blanca, Comodoro, Trelew and Santa Fe (the "Argentina Transaction"). The sale price for

                             UnitedGlobalCom, Inc.

Bahia Blanca, Comodoro, Trelew and Santa Fe collectively was $268.2 million, of which $25.3 million consisted of remaining notes payable to sellers from the original acquisitions. From this net sales price of $242.9 million, $29.6 million was paid directly by the buyers to other minority interest stockholders, resulting in net proceeds to the Company of approximately $211.1 million. The payment was received in full in cash. The Company recognized a gain on the transaction of $90.0 million.

Tara

In October 1997, Tara issued shares to third parties in exchange for consideration totaling $2.5 million, thereby diluting the Company's interest in Tara from 100% to 75.0%. A gain of $1.6 million recognized on the transaction was credited to additional paid-in capital in accordance with SAB 51.

Saturn

In July 1997, SaskTel Holdings (New Zealand), Inc. ("SaskTel") purchased a 35.0% equity interest in Saturn by investing New Zealand dollars ("NZ$")29.9 ($19.6) million directly into Saturn for its newly-issued shares, thereby reducing the Company's equity interest in Saturn to 65.0%. A gain of $6.0 million recognized on the transaction was credited to additional paid-in capital in accordance with SAB 51.

Pro Forma Financial Information for the Year Ended February 28, 1998

The following pro forma condensed consolidated operating results for the year ended February 28, 1998 give effect to the UPC Transaction and the Argentina Transaction as if each had occurred at the beginning of the period presented. This pro forma condensed consolidated financial information and notes thereto do not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                    For the Year Ended
                                                     February 28, 1998
                                                -----------------------------
                                                 Historical     Pro Forma(1)
                                                -------------  --------------
                                                (In thousands, except share
                                                  and per share amounts)
   Revenue..................................... $      98,622   $     244,394
                                                =============   =============
   Net loss before extraordinary charge........ $    (263,441)  $    (395,723)
                                                =============   =============
   Net loss.................................... $    (342,532)  $    (474,814)
                                                =============   =============
   Net loss per common share:
     Basic and diluted loss before
      extraordinary charge..................... $       (3.43)  $       (5.62)
     Extraordinary charge......................         (1.03)          (1.12)
                                                -------------   -------------
     Basic and diluted net loss................ $       (4.46)  $       (6.74)
                                                =============   =============
   Weighted-average number of shares
    outstanding................................    77,033,786      70,695,484
                                                =============   =============

  --------
  (1) Represents elimination of historical statement of operations balances for the Argentina systems and elimination of the gain recorded on the Argentina Transaction, as well as inclusion of the historical amounts included in UPC's consolidated statement of operations for the period from January 1, 1997 to December 10, 1997, additional depreciation and amortization related to the step-up in basis in tangible assets and additional goodwill, the net decrease in equity in losses of affiliated companies, and the net increase in interest expense as a result of the UPC Transaction.

                             UnitedGlobalCom, Inc.

4. Cash and Cash Equivalents, Restricted Cash and Short-Term Liquid Investments

                                              As of December 31, 1999
                                   ---------------------------------------------
                                    Cash and              Short-term
                                      Cash     Restricted   Liquid
                                   Equivalents    Cash    Investments   Total
                                   ----------- ---------- ----------- ----------
                                                  (In thousands)
   Cash........................... $1,046,827   $18,217    $    --    $1,065,044
   Certificates of deposit........     52,000       --      293,497      345,497
   Commercial paper...............    803,088       --      182,486      985,574
   Corporate bonds................     24,000       --      126,179      150,179
   Government securities..........        --        --       27,527       27,527
                                   ----------   -------    --------   ----------
     Total........................ $1,925,915   $18,217    $629,689   $2,573,821
                                   ==========   =======    ========   ==========

                                              As of December 31, 1998
                                   ---------------------------------------------
                                    Cash and              Short-term
                                      Cash     Restricted   Liquid
                                   Equivalents    Cash    Investments   Total
                                   ----------- ---------- ----------- ----------
                                                  (In thousands)
   Cash........................... $   18,766   $17,215    $    --    $   35,981
   Certificates of deposit........        --        --        4,000        4,000
   Commercial paper...............     16,580       --       10,541       27,121
   Corporate bonds................        --        --       15,935       15,935
   Government securities..........        262       --       11,022       11,284
                                   ----------   -------    --------   ----------
     Total........................ $   35,608   $17,215    $ 41,498   $   94,321
                                   ==========   =======    ========   ==========

                             UnitedGlobalCom, Inc.

5. Investments in Affiliates, Accounted for under the Equity Method

                                                As of December 31, 1999
                            ---------------------------------------------------------------
                                                  Cumulative
                            Investments            Share in  Cumulative
                                in      Dividends Results of Translation Valuation
                            Affiliates  Received  Affiliates Adjustments Allowance  Total
                            ----------- --------- ---------- ----------- --------- --------
                                                    (In thousands)
   Europe:
     SBS...................  $ 99,621    $   --    $ (5,421)   $ 2,858     $--     $ 97,058
     Tevel.................   100,679     (6,180)   (12,108)     3,761      --       86,152
     Melita................    14,062        --       2,066     (2,417)     --       13,711
     Iberian Programming...    11,947        --        (460)     2,828      --       14,315
     Xtra Music............     9,913        --      (2,476)      (640)     --        6,797
     Other.................    27,447        --         (65)    (1,048)     --       26,334
   Asia/Pacific:
     XYZ Entertainment.....    44,306        --     (18,564)     2,804      --       28,546
     Pilipino Cable
      Corporation..........    14,950        --      (3,004)    (2,588)     --        9,358
     Hunan International
      TV...................     6,061        --      (2,477)        16      --        3,600
     Other.................       350        --         --         --       --          350
   Latin America:
     Megapo................    32,496     (1,408)    (1,618)    (9,382)     --       20,088
     MGM Networks LA(1)....    11,988        --     (11,988)       --       --          --
     Jundiai...............     6,032     (1,572)        72     (1,334)               3,198
     Other.................         2        --         --         --       --            2
                             --------    -------   --------    -------     ----    --------
       Total...............  $379,854    $(9,160)  $(56,043)   $(5,142)    $--     $309,509
                             ========    =======   ========    =======     ====    ========

                             UnitedGlobalCom, Inc.

                                                As of December 31, 1998
                            ----------------------------------------------------------------
                                                  Cumulative
                            Investments            Share in   Cumulative
                                in      Dividends Results of  Translation Valuation
                            Affiliates  Received  Affiliates  Adjustments Allowance  Total
                            ----------- --------- ----------  ----------- --------- --------
                                                    (In thousands)
   Europe:
     UTH...................  $135,290    $   --   $ (11,447)   $  8,288    $   --   $132,131
     Tevel.................    96,340     (6,090)      (390)       (306)       --     89,554
     Melita................    14,078        --         997         724        --     15,799
     Monor.................    11,301        --      (2,601)     (7,849)       --        851
     Iberian Programming...    14,082        --      (7,418)        (25)       --      6,639
     Xtra Music............     5,326        --        (536)        252        --      5,042
     Other.................    14,532        --      (3,876)        176        --     10,832
   Asia/Pacific:
     Saturn................    49,808        --     (23,138)     (2,881)       --     23,789
     XYZ Entertainment.....    44,306        --     (18,537)        111        --     25,880
     Pilipino Cable
      Corporation..........    11,673        --      (2,812)     (2,824)       --      6,037
     Hunan International
      TV...................     6,073        --      (2,435)         16        --      3,654
     Telefenua.............    18,599        --     (14,215)        --      (4,384)      --
     Other.................       350        --         --          --         --        350
   Latin America:
     VTR...................   112,052        --     (17,203)     (9,874)       --     84,975
     Megapo................    32,496     (1,471)    (1,122)    (11,067)       --     18,836
     MGM Networks LA(1)....     5,687        --      (5,687)        --         --        --
     Jundiai...............     6,797        --        (587)     (1,089)       --      5,121
                             --------    -------  ---------    --------    -------  --------
       Total...............  $578,790    $(7,561) $(111,007)   $(26,348)   $(4,384) $429,490
                             ========    =======  =========    ========    =======  ========

  --------
  (1) Includes an accrued funding obligation of $3.0 and $2.9 million at December 31, 1999 and 1998, respectively. The Company would face significant and punitive dilution if it did not make the requested fundings.

                             UnitedGlobalCom, Inc.

As of December 31, 1999 and 1998, the Company had the following differences related to the excess of its cost over its proportionate interest in each affiliate's net tangible assets included in the above table. Such differences are being amortized over 15 years.

                                 As of December 31, 1999 As of December 31, 1998
                                 ----------------------- -----------------------
                                   Basis    Accumulated    Basis    Accumulated
                                 Difference Amortization Difference Amortization
                                 ---------- ------------ ---------- ------------
                                                 (In thousands)
   Europe:
     SBS........................  $109,080    $ (2,828)   $    --     $    --
     Tevel......................    82,010      (7,947)     80,644      (3,351)
     Melita.....................    11,673      (1,242)     12,898        (451)
     Iberian Programming........    11,941        (521)      2,216         (85)
     Xtra Music.................     5,511        (246)      3,585         (73)
     Other......................       --          --        9,985        (404)
   Asia/Pacific:
     XYZ Entertainment..........    25,791      (1,609)     23,595         --
     Saturn.....................       --          --       12,733      (1,005)
   Latin America:
     VTR........................       --          --       19,994      (1,941)
     Megapo.....................    20,518      (6,983)     19,583      (5,767)
                                  --------    --------    --------    --------
       Total....................  $266,524    $(21,376)   $185,233    $(13,077)
                                  ========    ========    ========    ========

Condensed financial information for UPC, stated in U.S. dollars, is presented below:

                                                                   For the Year
                                                                      Ended
                                                                   December 31,
                                                                     1997(1)
                                                                  --------------
                                                                  (In thousands)
   Revenue.......................................................   $ 172,951
   Operating, selling, general and administrative expense........    (121,833)
   Depreciation and amortization.................................     (68,148)
                                                                    ---------
     Net operating loss..........................................     (17,030)
   Interest, net.................................................     (32,936)
   Share in results of affiliated companies, net.................     (10,395)
   Other.........................................................     (29,820)
                                                                    ---------
     Net loss....................................................   $ (90,181)
                                                                    =========

  --------
  (1) The Company consolidated the results of UPC effective December 11,
      1997.

                             UnitedGlobalCom, Inc.

6. Property, Plant and Equipment

                                                           As of December 31,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
                                                             (In thousands)
   Cable distribution networks............................ $1,826,781  $255,702
   Subscriber premises equipment and converters...........    451,505   252,250
   MMDS/DTH distribution facilities.......................    144,593    62,872
   Office equipment, furniture and fixtures...............    103,869    30,415
   Buildings and leasehold improvements...................    162,522    11,236
   Other..................................................    173,091    40,150
                                                           ----------  --------
                                                            2,862,361   652,625
     Accumulated depreciation.............................   (482,524) (201,183)
                                                           ----------  --------
     Net property, plant and equipment.................... $2,379,837  $451,442
                                                           ==========  ========

7. Goodwill and Other Intangible Assets

                                                           As of December 31,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
                                                             (In thousands)
   Europe:
     @Entertainment....................................... $  935,867  $    --
     UPC Nederland........................................    763,714       --
     Stjarn...............................................    430,606       --
     Telekabel Group......................................    177,800   206,092
     UPC France...........................................    117,787       --
     UPC Norge............................................     85,405    87,563
     Kabel Plus...........................................     85,330       --
     UPC Magyarorszag.....................................     55,068    51,550
     UPC..................................................     29,406       --
     Monor................................................     24,420       --
     UPC Slovak...........................................     23,026       --
     UPC Belgium..........................................     20,994    22,322
     Other................................................     12,932    12,971
   Asia/Pacific:
     Austar United........................................    114,882       --
     Austar...............................................        --     60,071
   Latin America:
     VTR..................................................    223,484       --
     TV Show Brasil.......................................      8,298    16,161
     Cable Star...........................................      5,916     7,887
                                                           ----------  --------
                                                            3,114,935   464,617
       Accumulated amortization...........................   (170,133)  (39,683)
                                                           ----------  --------
       Net goodwill and other intangible assets........... $2,944,802  $424,934
                                                           ==========  ========

                             UnitedGlobalCom, Inc.

8. Short-Term Debt

                                                                As of December
                                                                     31,
                                                               ----------------
                                                                 1999    1998
                                                               -------- -------
                                                                (In thousands)
   Stjarn Seller's Note (Note 3).............................. $100,000 $   --
   Stjarn Credit Facility.....................................   39,333     --
   A2000 Bank Facility (Note 10)..............................   20,575     --
   Other UPC..................................................    4,355  33,504
   Other Latin America and Asia/Pacific.......................    9,033  59,875
                                                               -------- -------
     Total short-term debt.................................... $173,296 $93,379
                                                               ======== =======

Carrying value approximates fair value for these short-term facilities.

Stjarn Credit Facility

In December 1998, Stjarn's parent company entered into a Swedish Kronor ("SEK") 521.0 ($61.3) million loan agreement with a bank to refinance certain debt. The loan currently consists of an A facility, a medium term loan in the amount of SEK371.0 ($43.6) million and a revolving credit facility in the amount of SEK150.0 ($17.6) million. These facilities bear interest at the rate of Stockholm Interbank Offered Rate ("STIBOR") plus a margin of 0.75% to 1.25%. As a result of UPC's acquisition of Stjarn, both the A facility and the revolving facility are now due on March 31, 2000.

9. Senior Discount Notes and Senior Notes

                                                          As of December 31,
                                                         ---------------------
                                                            1999       1998
                                                         ---------- ----------
                                                            (In thousands)
   United 1998 Notes.................................... $  991,568 $  893,003
   United 1999 Notes....................................    224,426        --
   United Old Notes.....................................        --         412
   UPC USD Senior Notes due 2009........................    759,442        --
   UPC 10.875% Euro Senior Notes due 2009...............    301,878        --
   UPC USD Senior Discount Notes due 2009...............    421,747        --
   UPC 10.875% USD Senior Notes due 2007................    191,852        --
   UPC 10.875% Euro Senior Notes due 2007...............    100,625        --
   UPC 11.25% USD Senior Notes due 2009.................    239,905        --
   UPC 11.25% Euro Senior Notes due 2009................    100,894        --
   UPC 13.375% USD Senior Discount Notes due 2009.......    255,786        --
   UPC 13.375% Euro Senior Discount Notes due 2009......    102,847        --
   @Entertainment 1999 Senior Discount Notes............    141,807        --
   @Entertainment 1998 Senior Discount Notes............    115,984        --
   @Entertainment 1999 Series C Senior Discount Notes...     11,841        --
   PCI Discount Notes...................................     16,457        --
   United A/P Notes.....................................    407,945    356,640
                                                         ---------- ----------
                                                          4,385,004  1,250,055
     Less current portion...............................        --        (412)
                                                         ---------- ----------
     Total senior discount notes........................ $4,385,004 $1,249,643
                                                         ========== ==========

                             UnitedGlobalCom, Inc.

United 1998 Notes

In February 1998, the Company sold in a private transaction $1,375.0 million principal amount at maturity of 10.75% senior secured discount notes due 2008. The United 1998 Notes were issued at a discount from their principal amount at maturity, resulting in gross proceeds to United of approximately $812.2 million. The Company used approximately $531.8 million of the proceeds from the United 1998 Notes to complete a tender offer for the Company's existing 14.0% senior secured discount notes due 1999 (collectively, the "United Old Notes") and the consent solicitation that the Company conducted concurrently therewith. The Company commenced the tender offer on January 7, 1998, and the tender offer expired on February 4, 1998, with over 99.8% of the United Old Notes being validly tendered. The Company subsequently purchased $0.5 million principal amount at maturity of the United Old Notes on the open market, leaving approximately $0.5 million principal amount at maturity outstanding as of February 28, 1998. The United Old Notes redeemed had an aggregate accreted value of approximately $466.2 million as of February 5, 1998. The tender premium of approximately $65.6 million, combined with the write-off of unamortized deferred financing costs and other transaction-related costs totaling approximately $13.5 million, resulted in an extraordinary charge of $79.1 million.

The United 1998 Notes will accrete at 10.75% per annum, compounded semi-annually to an aggregate principal amount of $1,375.0 million on February 15, 2003, at which time cash interest will commence to accrue. Commencing August 15, 2003, cash interest on the United 1998 Notes will be payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The United 1998 Notes will mature on February 15, 2008, and will be redeemable at the option of the Company on or after February 15, 2003.

The United 1998 Notes are senior secured obligations of the Company that rank senior in right of payment to all future subordinated indebtedness of the Company. The United 1998 Notes are effectively subordinated to all future indebtedness and other liabilities and commitments of the Company's subsidiaries. Under the terms of the indenture governing the United 1998 Notes (the "Indenture"), the Company's subsidiaries are generally prohibited and/or restricted from incurring any liens against their assets other than liens incurred in the ordinary course of business, from paying dividends, and from making investments in entities that are not "restricted" by the terms of the Indenture. The Company has the option to invest in "unrestricted entities" in an aggregate amount equal to the sum of $100.0 million plus the aggregate amount of net cash proceeds from sales of equity, net of payments made on its preferred stock plus net proceeds from certain litigation settlements. The Indenture generally prohibits the Company from incurring additional indebtedness with the exception of a general allowance of $75.0 million for debt maturing on or after February 15, 2008, certain guarantees totaling $15.0 million, refinancing indebtedness, normal indebtedness to restricted affiliates and other letters of credit in the ordinary course of business. The Indenture also limits the amount of additional debt that its subsidiaries or controlled affiliates may borrow, or preferred shares that they may issue. Generally, additional borrowings, when added to existing indebtedness, must satisfy, among other conditions, at least one of the following tests: (i) 7.0 times the borrower's consolidated operating cash flow; (ii) 1.75 times its consolidated interest expense; or (iii) 225% of the borrower's consolidated invested equity capital. In addition, there must be no existing default under the Indenture at the time of the borrowing. The Indenture also restricts its subsidiaries' ability to make certain asset sales and certain payments.

In conjunction with the United Old Notes, the Company issued 394,000 warrants, including related put rights (the "Warrants") to purchase a total of 3,573,398 shares of Class A Common Stock at a price of $7.50 per share. At any time between January 31, 1996 and March 1, 1996, the Warrant holders had the right to require the Company to repurchase all or a part of the Warrants for $28.34 per Warrant. Holders of the Warrants required the Company to purchase 76,070 Warrants to purchase 689,864 shares of Class A Common Stock for a cost of $2.2 million on March 1, 1996. The remaining value assigned to the Warrants of $9.0 million was reclassified to

                             UnitedGlobalCom, Inc.

additional paid-in capital on March 1, 1996. The remaining 317,930 outstanding Warrants (representing 2,883,600 shares of Class A Common Stock) were exercised during 1999, resulting in proceeds of $21.6 million.

United 1999 Notes

On April 29, 1999, the Company sold in a private transaction $355.0 million principal amount at maturity of 10.875% senior discount notes due 2009. The United 1999 Notes were issued at a discount from their principal amount at maturity, resulting in gross proceeds to United of approximately $208.9 million. The United 1999 Notes will accrete at 10.875% per annum, compounded semi-annually, to an aggregate principal amount of $355.0 million on May 1, 2004. Commencing November 1, 2004, cash interest on the United 1999 Notes will begin to accrue, payable on May 1 and November 1 of each year until maturity at a rate of 10.875% per annum. The United 1999 Notes will mature on May 15, 2009, and are redeemable after May 1, 2004 at premiums declining to par on May 1, 2007. Additionally, subject to certain limitations, prior to May 1, 2002, United may redeem an aggregate of 35.0% of the United 1999 Notes at the Company's option with the net proceeds from one or more public offerings or certain asset sales. The United 1999 Notes are senior, general, unsecured obligations, ranking equally in right of payment to existing and future senior, unsecured obligations, senior to all future junior obligations and effectively junior to existing secured obligations, including the United 1998 Notes.

UPC USD Senior Notes due 2009, UPC 10.875% Euro Senior Notes due 2009 and UPC USD Senior Discount Notes due 2009 (collectively the "UPC July 1999 Notes")

In July 1999, UPC completed a private placement bond offering consisting of $800.0 million ten-year 10.875% Senior Notes due 2009, (Euro) 300.0 million of ten-year 10.875% Senior Notes due 2009 and $735.0 million aggregate principal amount of ten-year 12.5% Senior Discount Notes due 2009. The UPC Senior Discount Notes due 2009 were sold at 54.5% of face value amount yielding gross proceeds of approximately $400.7 million, and will accrue but not pay interest until 2005. Interest payments on the Senior Notes due 2009 will be due semi-annually, commencing February 1, 2000. The indentures governing the UPC July 1999 Notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies. Concurrent with the closing of the UPC July 1999 Notes offering, UPC entered into a cross-currency swap, swapping the $800.0 million UPC Senior Notes due 2009 into fixed and variable rate Euro notes with a notional amount totaling (Euro) 754.7 million. One half of the Euro notes have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of Euro Interbank Offered Rate ("EURIBOR") plus 4.15%, for an initial rate of 7.1%.

UPC 10.875% USD and Euro Senior Notes due 2007, UPC 11.25% USD and Euro Senior Notes due 2009 and UPC 13.375% USD and Euro Senior Discount Notes due 2009 (collectively the "UPC October 1999 Notes")

In October 1999, UPC completed a private placement bond offering consisting of six tranches: $200.0 million and (Euro) 100.0 million of eight-year 10.875% Senior Notes due 2007; $252.0 million and (Euro) 101.0 million of ten-year 11.25% Senior Notes due 2009 and $478.0 million and (Euro) 191.0 million aggregate principal amount of ten-year 13.375% Senior Discount Notes due 2009. The Senior Discount Notes were sold at 52.3% of the face amount yielding gross proceeds of $250.0 million and (Euro) 100.0 million and will accrue but not pay interest until November 2004. UPC then entered into cross-currency swaps, swapping the $252.0 million 11.25% coupon into fixed and variable rate Euro notes with a notional amount totaling (Euro) 240.2 million, and swapping the $200.0 million 10.875% coupon into fixed and variable rate Euro notes with a notional amount totaling (Euro) 190.7 million. Of the former swap,
(Euro) 120.1 million have a fixed interest rate of 9.9% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.8%. The remaining
(Euro) 120.1 million have a variable interest rate of EURIBOR + 4.80%. Of the latter swap, (Euro) 95.4 million have a fixed interest rate of 9.9% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.8%. The remaining (Euro) 95.4 million have a variable interest rate of EURIBOR + 4.8%.

                             UnitedGlobalCom, Inc.

@Entertainment 1999 Senior Discount Notes, @Entertainment 1998 Senior Discount Notes and @Entertainment 1999 Series C Senior Discount Notes (collectively the "@Entertainment Notes")

In January 1999, @Entertainment sold 256,800 units consisting of Senior Discount Notes due 2009 and warrants to purchase 1,813,665 shares of @Entertainment's common stock. The @Entertainment 1999 Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity yielding gross proceeds of approximately $100.0 million. Cash interest on the @Entertainment 1999 Senior Discount Notes will not accrue prior to February 1, 2004. Thereafter, cash interest will accrue at a rate of 14.5% per annum, payable semi-annually in arrears on August 1 and February 1 of each year, commencing August 1, 2004. In connection with the acquisition of @Entertainment, UPC acquired all of the existing warrants held in connection with the @Entertainment 1999 Senior Discount Notes.

In July 1998, @Entertainment sold 252,000 units, consisting of 14.5% Senior Discount Notes due 2008 and warrants entitling the warrant holders to purchase 1,824,514 shares of @Entertainment common stock. This offering generated approximately $125.1 million in gross proceeds to @Entertainment. The @Entertainment 1998 Senior Discount Notes are unsubordinated and unsecured obligations of @Entertainment. Cash interest will not accrue prior to July 15, 2003. After that, cash interest will accrue at a rate of 14.5% per year and will be payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2004. The @Entertainment 1998 Senior Discount Notes will mature on July 15, 2008. In connection with the acquisition of @Entertainment, UPC acquired all of the existing warrants held in connection with the @Entertainment 1998 Senior Discount Notes.

Pursuant to the terms of the @Entertainment indenture, @Entertainment repurchased $49.1 million aggregate principal amount at maturity of these notes for $26.5 million as a result of UPC's acquisition of @Entertainment.

In January 1999, @Entertainment sold $36.0 million aggregate principal amount at maturity of Series C Senior Discount Notes generating approximately $9.8 million of gross proceeds. The @Entertainment 1999 Series C Senior Discount Notes are senior unsecured obligations of @Entertainment. Original issue discount will accrete from January 20, 1999, until maturity on July 15, 2008. Cash interest will accrue beginning July 15, 2004 at a rate of 7.0% per year on the principal amount at maturity, and will be payable semi-annually in arrears, on July 15 and January 15 of each year beginning January 15, 2005.

PCI Discount Notes

Poland Communications, Inc. ("PCI"), @Entertainment's major operating subsidiary, sold $130.0 million of discount notes in October 1996. The PCI Discount Notes bear interest at 9.875%, payable on May 1 and November 1 of each year. The PCI Discount Notes mature on November 1, 2003. Pursuant to the terms of the PCI indenture, @Entertainment repurchased a majority of the PCI Discount Notes in November 1999 as a result of UPC's acquisition of @Entertainment.

United A/P Notes

The 14.0% senior notes were issued by United A/P in May 1996 and September 1997 at a discount from their principal amount of $488.0 million, resulting in gross proceeds of $255.0 million. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The United A/P Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, United A/P consummated an equity sale resulting in gross proceeds to United A/P of $70.0 million, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the United A/P Notes will accrete to a principal amount of $492.9 million on May 15, 2001, the date cash interest begins to accrue.

                             UnitedGlobalCom, Inc.

In November 1997, pursuant to the terms of the indentures governing the United A/P Notes, United A/P issued warrants to purchase 488,000 shares of its common stock. The warrants are exercisable through May 15, 2006 at a price of $10.45 per share, which would result in gross proceeds of $5.1 million upon exercise. The warrants were valued at $3.7 million and have been reflected as an additional discount to the United A/P Notes on a pro-rata basis and as an increase in additional paid-in capital. Warrants to acquire 50 shares were exercised November 24, 1999.

10. Other Long-Term Debt

                                                           As of December 31,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
                                                             (In thousands)
   UPC Senior Credit Facility............................. $  359,720  $    --
   New Telekabel Facility.................................    256,861       --
   A2000 Facilities.......................................    209,132       --
   CNBH Facility..........................................    122,317       --
   Rhone Vision Cable Credit Facility.....................     61,360       --
   RCF Facility...........................................     31,852       --
   UPC DIC Loan...........................................     39,366    84,214
   Mediareseaux Facility..................................     45,193    21,346
   Monor Facility.........................................     33,488       --
   Videopole Facility.....................................      7,752       --
   Other UPC..............................................     50,345     3,821
   UPC Senior Revolving Credit Facility...................        --    512,179
   UPC Bridge Bank Facility...............................        --     60,063
   VTR Bank Facility......................................    176,000       --
   New Austar Bank Facility...............................    202,703    67,352
   Saturn Bank Facility...................................     57,685       --
   Other Asia/Pacific.....................................      2,263     2,923
   Other Latin America....................................        594       --
                                                           ----------  --------
                                                            1,656,631   751,898
     Less current portion.................................    (52,180)  (62,252)
                                                           ----------  --------
     Total other long-term debt........................... $1,604,451  $689,646
                                                           ==========  ========

UPC Senior Credit Facility

On July 27, 1999, several UPC subsidiaries and a syndicate of banks executed a Loan and Note Issuance Agreement for a (Euro) 1.0 ($1.1) billion multicurrency senior secured credit facility. The UPC Senior Credit Facility matures on July 27, 2006 and is comprised of two tranches. The (Euro) 750.0 ($755.1) million Tranche A is a senior secured reducing revolving credit facility. Tranche B is a (Euro) 250.0 ($251.7) million term loan credit facility. The UPC Senior Credit Facility bears interest at EURIBOR (for borrowings in euro) and at the London Interbank Offered Rate ("LIBOR") (for all other borrowings) plus a margin of between 0.75% and 2.0% (which shall be at least 1.5% for the first six months following closing) plus an additional cost of funding calculation. In addition to repayment of UPC's existing revolving credit facility, proceeds from the UPC Senior Credit Facility were used to fund acquisitions, repay certain intercompany debts, pay interest on funds downstreamed from the proceeds of high yield issues, general corporate purposes, capital expenditures and other permitted distributions. Borrowings under the UPC Senior Credit Facility are limited by financial ratio tests. The UPC Senior Credit Facility contains change in control provisions related to UPC's ownership in certain subsidiaries and United's ownership of UPC. In addition, the UPC Senior Credit Facility limits acquisitions funded by loan proceeds to
(Euro) 400.0 ($402.7)

                             UnitedGlobalCom, Inc.

million over the life of the UPC Senior Credit Facility. The UPC Senior Credit Facility contains certain financial covenants and restrictions on UPC and its subsidiaries' ability to make dividends or other payments to UPC, incur indebtedness, dispose of assets and merge and enter into affiliate transactions. Net proceeds of certain disposals are required to be used to prepay the facility.

New Telekabel Facility

In March 1999, UPC Nederland replaced their existing facility with a senior facility. The New Telekabel Facility consists of a (Euro) 340.0 ($342.3) million revolving facility to N.V. Telekabel, a subsidiary of UPC Nederland, that will convert to a term facility on December 31, 2001. The New Telekabel Facility includes (Euro) 5.0 ($5.0) million in the form of an overdraft facility that will be available until December 31, 2007. The New Telekabel Facility bears interest at EURIBOR plus a margin between 0.75% and 2.00% based on leverage multiples tied to certain measures of net operating cash flow.

A2000 Facilities

In January 1996, A2000 and one of its subsidiaries entered into bank facilities of NLG90.0 ($41.1) million and NLG375.0 ($171.2) million, respectively. In October 1996, a subsidiary of A2000 entered into a bank facility of NLG45.0 ($20.5) million. These facilities have between nine- and ten-year terms and interest rates of Amsterdam Interbank Offered Rate ("AIBOR") plus 0.75% or AIBOR plus 0.7% or fixed rates (fixed prior to each advance) increased by 0.7% or 0.75% per annum. The facilities also restrict the borrowers from incurring additional indebtedness and from paying dividends and distributions, subject to certain exceptions.

CNBH Facility

In February 1998, CNBH entered into a secured NLG250.0 ($114.2) million ten-year term facility with a syndicate of banks. In January 1999, this facility was increased to NLG274.0 ($125.1) million. The CNBH Facility bears interest at AIBOR plus a margin between 0.7% and 0.75%. Beginning in 2001, CNBH will be required to apply 50.0% of its excess cash flow to prepayment of its facility. In connection with this facility, CNBH also entered into a NLG5.0 ($2.3) million ten-year term working capital facility with a bank.

Rhone Vision Cable Credit Facility

In July 1996, Rhone Vision Cable, a subsidiary of Time Warner Cable France, entered into a FFR680.0 ($104.4) million credit facility with a bank to finance construction and installation of Rhone Vision Cable networks. The facility bears interest at LIBOR plus 1.0%, payable quarterly. The facility must be repaid by the earlier of June 30, 2002 or six months after network completion.

RCF Facility

In 1990, RCF and six of its subsidiaries entered into a FFR160.0 ($24.6) million credit facility with a consortium of banks to finance working capital and operations. In 1995 this facility was amended and extended to FFR252.4 ($38.7) million to refinance three further credit facilities entered into by other subsidiaries of RCF. The loan bears interest at PIBOR (the French interbank offer rate) plus 1.5%, payable in arrears quarterly. The loan is to be repaid in yearly installments of FFR34.6 ($5.3) million beginning at the end of 1999 until December 31, 2005.

UPC DIC Loan

In November 1998, a subsidiary of Discount Investment Corporation ("DIC") loaned UPC a total of $90.0 million to acquire the additional interests in Tevel and Melita. The UPC DIC Loan matures in November 2000 and bears interest at 8.0% and is payable, together with 106.0% of the principal amount, on maturity. In connection with the UPC DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of $90.0 million, plus accrued interest, of ordinary shares of UPC at a price equal to 90.0% of the initial public offering price. UPC allocated the $90.0 million in loan proceeds between the debt instrument and the equity option element on the basis of relative fair values. In February 1999, the option agreement was amended, resulting in a

                             UnitedGlobalCom, Inc.

grant of two options of $45.0 million each to acquire ordinary shares of UPC. DIC then exercised the first option for $45.0 million, paying in cash and acquiring 4.7 million ordinary shares of UPC. UPC repaid $45.0 million of the UPC DIC Loan and accrued interest with proceeds received from the option exercise. The remaining option is exercisable until September 30, 2000.

Mediareseaux Facility

In July 1998, Mediareseaux entered into a 9.5 year term facility with a bank for an amount of FFR680.0 ($104.4) million. The Mediareseaux Facility bears interest at LIBOR plus a margin ranging from 0.75% to 2.0%. The availability of the facility depends on revenue generated and debt to equity ratios. The availability period ends at December 31, 2002. The repayment period starts from January 1, 2003 to final maturity in 2007. During the repayment period, Mediareseaux must apply 50.0% of its excess cash flow in prepaying the facility. In July 1998, Mediareseaux secured a 9.5 year FFR20.0 ($3.1) million overdraft facility, subject to the same terms and conditions as the Mediareseaux Facility except that the availability tests are not applicable.

Monor Facility

In September 1997, Monor entered into a $42.0 million term loan facility with a syndicate of banks. The proceeds of the Monor facility were used to repay indebtedness and for capital expenditures in the build-out of Monor's network. Monor's facility matures on December 31, 2006 and bears interest at LIBOR plus 1.5%. Monor entered into an interest rate swap agreement with a bank, swapping the floating rate to a fixed rate of 6.7% for German marks and 7.8% for U.S. dollars. Monor's facility is secured by a pledge over the shares of Monor and its assets. This facility limits Monor's ability to encumber its assets, incur indebtedness and pay dividends.

VTR Bank Facility

On April 29, 1999, VTR entered into a $220.0 million term loan facility in connection with the VTR Acquisition. The VTR Bank Facility consists of two tranches--Tranche A, with an aggregate principal amount of $140.0 million, and Tranche B, with an aggregate principal amount of $80.0 million. The VTR Bank Facility bears interest at LIBOR plus a margin of 5.0%, increasing by 0.5% every three months beginning April 29, 2001 until maturity on April 29, 2002. The VTR Bank Facility indenture restricts certain investments and payments, including a ceiling on capital expenditures per fiscal year, as well as generally prohibiting VTR from incurring additional indebtedness with the exception of a general allowance of $15.0 million. In addition, VTR must maintain certain financial ratios on a quarterly basis, such as total debt to EBITDA, debt service coverage, senior debt to EBITDA, interest coverage, as well as minimum telephony revenue amounts.

New Austar Bank Facility

On April 23, 1999, Austar executed a new A$400.0 million ($262.3 million) syndicated senior secured debt facility to refinance the existing bank facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and (ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the existing bank facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006. As of December 31, 1999, Austar has drawn A$200.0 million under Tranche 1 and A$109.0 million under Tranche 2, for a total outstanding balance of A$309.0 ($202.7) million.

Saturn Bank Facility

On July 15, 1999, Saturn closed a syndicated senior debt facility in the amount of NZ$125.0 ($65.4) million to fund the completion of Saturn's network. As of December 31, 1999, Saturn had drawn NZ$109.0 ($57.7) million

                             UnitedGlobalCom, Inc.

against the facility and expects to draw down the remaining balance by the end of fourth quarter 2000. This debt facility's interest rate has averaged approximately 8.6%, which is 3.0% over the current base rate upon draw-down. The Saturn Bank Facility is repayable over a five year period beginning fourth quarter 2001.

Fair Value of Senior Discount Notes, Senior Notes and Other Long-Term Debt

Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                                     Carrying Value Fair Value
                                                     -------------- ----------
                                                          (In thousands)
   As of December 31, 1999:
     United 1998 Notes..............................   $  991,568   $  880,000
     United 1999 Notes..............................      224,426      205,265
     UPC USD Senior Notes due 2009..................      759,442      775,969
     UPC 10.875% Euro Senior Notes due 2009.........      301,878      305,652
     UPC USD Senior Discount Notes due 2009.........      421,747      415,275
     UPC 10.875% USD Senior Notes due 2007..........      191,852      206,525
     UPC 10.875% Euro Senior Notes due 2007.........      100,625      102,639
     UPC 11.25% USD Senior Notes due 2009...........      239,905      262,080
     UPC 11.25% Euro Senior Notes due 2009..........      100,894      103,665
     UPC 13.375% USD Senior Discount Notes due
      2009..........................................      255,786      272,460
     UPC 13.375% Euro Senior Discount Notes due
      2009..........................................      102,847      106,669
     @Entertainment 1999 Senior Discount Notes......      141,807      146,007
     @Entertainment 1998 Senior Discount Notes......      115,984      147,948
     @Entertainment 1999 Series C Senior Discount
      Notes.........................................       11,841       11,841
     PCI Discount Notes.............................       16,457       16,457
     United A/P Notes...............................      407,945      414,008
     UPC Senior Credit Facility.....................      359,720      359,720
     New Telekabel Facility.........................      256,861      256,861
     A2000 Facilities...............................      209,132      209,132
     CNBH Facility..................................      122,317      122,317
     Rhone Vision Cable Credit Facility.............       61,360       61,360
     RCF Facility...................................       31,852       31,852
     UPC DIC Loan...................................       39,366       39,366
     Mediareseaux Facility..........................       45,193       45,193
     Monor Facility.................................       33,488       33,488
     Videopole Facility.............................        7,752        7,752
     Other UPC......................................       50,345       50,345
     VTR Bank Facility..............................      176,000      176,000
     New Austar Bank Facility.......................      202,703      202,703
     Saturn Bank Facility...........................       57,685       57,685
     Other Asia/Pacific and Latin America...........        2,857        2,857
                                                       ----------   ----------
       Total........................................   $6,041,635   $6,029,091
                                                       ==========   ==========

                             UnitedGlobalCom, Inc.

                                                      Carrying Value Fair Value
                                                      -------------- ----------
                                                           (In thousands)
   As of December 31, 1998:
     United 1998 Notes...............................   $  893,003   $  783,750
     United Old Notes................................          412          412
     UPC Senior Revolving Credit Facility............      512,179      512,179
     UPC Bridge Bank Facility........................       60,063       60,063
     Mediareseaux Facility...........................       21,346       21,346
     UPC DIC Loan....................................       84,214       84,214
     Other UPC.......................................        3,821        3,821
     United A/P Notes................................      356,640      246,400
     Austar Bank Facility............................       67,352       67,352
     Other...........................................        2,923        2,923
                                                        ----------   ----------
       Total.........................................   $2,001,953   $1,782,460
                                                        ==========   ==========

Debt Maturities

The maturities of the Company's senior discount notes, senior notes and other long-term debt are as follows (in thousands):

   Year Ended December 31, 2000..................................... $   52,180
   Year Ended December 31, 2001.....................................      5,492
   Year Ended December 31, 2002.....................................    255,430
   Year Ended December 31, 2003.....................................     78,662
   Year Ended December 31, 2004.....................................     96,839
   Thereafter.......................................................  5,553,032
                                                                     ----------
     Total.......................................................... $6,041,635
                                                                     ==========

Other Financial Instruments

Interest rate swap agreements are used by the Company from time to time to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on the Company's assessment of the market, and generally are used to convert floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, the Company has four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility and one interest rate swap to manage exposure on the Saturn Bank Facility. Two of the swap agreements on the New Austar Bank Facility expire in 2002 and effectively convert an aggregate principal amount of A$50.0 ($32.8) million of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($65.6) million of variable rate, long-term debt into fixed rate borrowings. The swap agreement on the Saturn Bank Facility effectively converts an aggregate principal amount of NZ$60.6 ($31.7) million of variable rate, long-term debt into fixed rate borrowings. The interest rate swap includes an increasing fixed rate with an additional margin which is expected to decline as the debt to EBITDA ratio declines.

                             UnitedGlobalCom, Inc.

11. Convertible Preferred Stock

Series A

In connection with the Company's acquisition of an additional 40.0% economic interest in Austar in 1995, the Company issued 170,513 shares of par value $0.01 per share Series A Preferred Stock. The Series A Preferred Stock had an initial liquidation value of $175.00 per share and accrued dividends at a rate of 4.0% per annum, compounded quarterly. Each share of Series A Preferred Stock was convertible into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $8.75. During the ten months ended December 31, 1998 a total of 38,369 shares of Series A Preferred Stock were converted into 850,914 shares of Class A Common Stock. During the year ended December 31, 1999, the remaining 132,144 shares of Series A Preferred Stock were converted into 3,006,404 shares of Class A Common Stock.

Series B

In connection with the Company's acquisition of certain assets of ECT in July 1998, and the acquisition of an additional interest in XYZ Entertainment in September 1998, the Company issued a total of 139,031 shares of par value $0.01 per share Series B Preferred Stock. The Series B Preferred Stock had an initial liquidation value of $212.50 per share (approximately $29.5 million) and accrues dividends at a rate of 6.5% per annum, compounded quarterly. Each share of Series B Preferred Stock is convertible into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $10.63. The Company is required to redeem the Series B Preferred Stock on June 30, 2008 at a redemption price equal to its then liquidation value plus accrued dividends. During the year ended December 31, 1999 a total of 22,846 shares of Series B Preferred Stock were converted into 487,410 shares of Class A Common Stock. Assuming none of the remaining 116,185 shares of Series B Preferred Stock is converted prior to redemption, the total cost to the Company upon redemption would be approximately $46.6 million. The Company has granted certain rights to holders of the Series B Preferred Stock to register under the Securities Act of 1933 the sale of shares of Class A Common Stock into which the Series B Preferred Stock may be converted.

Series C Preferred Stock

In July 1999, the Company issued 425,000 shares of par value $0.01 per share Series C Preferred Stock, resulting in gross and net proceeds to the Company of $425.0 million and $381.6 million, respectively. The purchasers of the Series C Preferred Stock deposited $29.75 million into an account from which the holders will be entitled to quarterly payments in an amount equal to $17.50 per preferred share commencing on September 30, 1999 through June 30, 2000, in cash or Class A Common Stock at United's option. On September 30, 1999 and December 31, 1999 the holders received their quarterly payment in cash. The Series C Preferred Stock had an initial liquidation value of $1,000 per share, and accrues dividends perpetually at a rate of 7.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing on September 30, 2000, payable in cash or Class A Common Stock at the Company's option. Each share of Series C Preferred Stock is convertible any time at the option of the holder into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $42.15. The conversion price is subject to adjustment upon the occurrence of certain events. The Company has the right to require conversion on or after December 31, 2000 if the closing price of United's Class A Common Stock has equaled or exceeded 150.0% of the conversion price for a certain period of time, or on or after June 30, 2002 if the closing price of United's Common Stock has equaled or exceeded 130.0% of the conversion price for a certain period of time. On or after June 30, 2002, the Company has the option to redeem the Series C Preferred Stock in certain circumstances in cash or Class A Common Stock. The Series C Preferred Stock ranks senior to United's Class A Common Stock and pari passu with the Company's existing preferred stock. The Company has registered under the Securities Act of 1933 (i) the resale by holders of the Series C Preferred Stock, (ii) the shares

                             UnitedGlobalCom, Inc.

of Class A Common Stock issuable in lieu of cash payment of amounts due on a change of control, redemption and dividend payment date and (iii) the shares of Class A Common Stock issuable upon conversion of the Series C Preferred Stock.

Series D Preferred Stock

In December 1999, the Company issued 287,500 shares of par value $0.01 per share Series D Preferred Stock, resulting in gross and net proceeds to the Company of $287.5 million and $259.9 million, respectively. The purchasers of the Series D Preferred Stock deposited $20.1 million into an account from which the holders will be entitled to payments in an amount equal to $17.50 per preferred share per quarter commencing on December 31, 1999 through September 30, 2000 in cash or Class A Common Stock at United's option. On December 31, 1999 the holders received their payment in cash. The Series D Preferred Stock had an initial liquidation value of $1,000 per share, and accrues dividends perpetually at a rate of 7.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2000, payable in cash or Class A Common Stock at the Company's option. Each share of Series D Preferred Stock is convertible any time at the option of the holder into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $63.79. The conversion price is subject to adjustment upon the occurrence of certain events. The Company has the right to require conversion on or after June 30, 2001 if the closing price of United's Common Stock has equaled or exceeded 150.0% of the conversion price for a certain period of time, or on or after December 31, 2002 if the closing price of United's Common Stock has equaled or exceeded 130.0% of the conversion price for a certain period of time. On or after December 31, 2002, the Company has the option to redeem the Series D Preferred Stock in certain circumstances in cash or Class A Common Stock. The Series D Preferred Stock ranks senior to United's common stock and pari passu with the Company's existing preferred stock. The Company has registered under the Securities Act of 1933 (i) the resale by holders of the Series D Preferred Stock, (ii) the shares of common stock issuable in lieu of cash payment of amounts due on a change of control, redemption and dividend payment date and (iii) the shares of common stock issuable upon conversion of the Series D Preferred Stock.

12. Stockholders' Equity (Deficit)

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

Common Stock Split

On November 11, 1999, the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend distributed on November 30, 1999 to shareholders of record on November 22, 1999. The effect of the stock split has been recognized retroactively in all share and per share data in the accompanying consolidated financial statements and notes.

Cumulative Translation Adjustments

During the year ended December 31, 1999, the Company recorded a negative change in cumulative translation adjustments of $127.2 million, primarily due to (i) the strengthening of the U.S. dollar compared to the Dutch guilder of approximately 15.9% and (ii) the strengthening of the U.S. dollar compared to the Chilean peso of approximately 12.1%.

                             UnitedGlobalCom, Inc.

Treasury Stock

As a result of the UPC Transaction, UPC acquired 6,338,302 shares of the Company's Class A Common Stock, valued at cost on December 11, 1997 at $33.1 million. In November 1998, UPC used 769,062 shares to acquire an additional 5.0% interest in certain Irish programming companies, resulting in 5,569,240 United shares remaining in the treasury at a cost of $29.1 million.

Equity Transactions of Subsidiaries

The issuance of warrants, the issuance of convertible debt with an equity component, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                       For the Year Ended December 31, 1999
                                      ----------------------------------------
                                                  Austar    United
                                         UPC      United   Corporate   Total
                                      ---------  --------  --------- ---------
                                                  (In thousands)
   Variable plan accounting for
    stock options...................  $ 338,261  $ 40,883    $--     $ 379,144
   Deferred compensation expense....   (180,757)  (40,883)    --      (221,640)
   Amortization of deferred
    compensation....................     79,104    22,540     679      102,323
   Issuance of warrants.............     33,025       --      --        33,025
   Issuance of convertible debt (UPC
    DIC Loan).......................     14,875       --      --        14,875
                                      ---------  --------    ----    ---------
     Total..........................  $ 284,508  $ 22,540    $679    $ 307,727
                                      =========  ========    ====    =========

Other Cumulative Comprehensive Loss

                                                        As of        As of
                                                     December 31, December 31,
                                                         1999         1998
                                                     ------------ ------------
                                                          (In thousands)
   Foreign currency translation adjustments.........  $(217,942)    $(90,788)
   Unrealized gain (loss) on available-for-sale
    securities......................................      6,704         (154)
                                                      ---------     --------
     Total..........................................  $(211,238)    $(90,942)
                                                      =========     ========

Employee Stock Option Plan

In May 1993, the Company adopted a stock option plan for certain of its employees (the "Employee Plan"). The Employee Plan is construed, interpreted and administered by the compensation committee (the "Committee"), consisting of all members of the Board of Directors who are not employees of the Company. Members of the Company's Board of Directors who are not employees are not eligible to receive option grants under the Employee Plan. The Committee has the discretion to determine the employees and consultants to whom options are granted, the number of shares subject to the options, the exercise price of the options, the period over which the options become exercisable, the term of the options (including the period after termination of employment during which an option may be exercised) and certain other provisions relating to the option. The maximum number of shares subject to options that may be granted to any one participant under the Employee Plan during any calendar year is 500,000 shares. The maximum term of options granted under the Employee Plan is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended, or non-qualified stock options. The options vest in equal monthly increments over the four-year period following the date of grant. Vesting would be accelerated upon a change of control in the Company as defined in the Employee Plan. Under the Employee Plan, options to purchase a total of 9,200,000 shares of Class A Common Stock have been authorized, of which 1,727,142 were available for grant as of December 31, 1999.

                             UnitedGlobalCom, Inc.

Non-Employee Director Stock Option Plan

The Company adopted a stock option plan for non-employee directors effective June 1, 1993 (the "1993 Director Plan"). The Director Plan provides for the grant of an option to acquire 20,000 shares of the Company's Class A Common Stock to each member of the Board of Directors who was not also an employee of the Company (a "non-employee director") on June 1, 1993, and to each person who is newly elected to the Board of Directors as a non-employee director after June 1, 1993, on the date of their election. To allow for additional option grants to non-employee directors, the Company adopted a second stock option plan for non-employee directors effective March 20, 1998 (the "1998 Director Plan", and together with the 1993 Director Plan, the "Director Plans"). Options under the 1998 Director Plan are granted at the discretion of the Company's Board.

The maximum term of options granted under the Director Plans is ten years. Under the 1993 Director Plan, options vest 25% on the first anniversary of the date of grant and the remaining 75% vests in equal monthly increments over the following three year period. Under the 1998 Director Plan, options vest in equal monthly installments over the four year period following the date of grant. Vesting under both Director Plans would be accelerated upon a change in control of the Company as defined in the respective Director Plans. Under the Director Plans, options to purchase a total of 1,960,000 shares of Class A Common Stock have been authorized, of which 1,029,167 were available for grant as of December 31, 1999.

Fair Value of Stock Options

For purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                          For the Year For the Ten  For the Year
                                             Ended     Months Ended    Ended
                                          December 31, December 31, February 28,
                                              1999         1998         1998
                                          ------------ ------------ ------------
   Risk-free interest rate...............     6.24%        4.60%        5.91%
   Expected lives........................   5 years      7 years      7 years
   Expected volatility...................    70.44%       55.34%       53.46%
   Expected dividend yield...............        0%           0%           0%

The total fair value of options granted was $47.7 million, $3.7 million, and $2.9 million for the year ended December 31, 1999, the ten months ended December 31, 1998 and the year ended February 28, 1998, respectively. These amounts are amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the year ended December 31, 1999, the ten months ended December 31, 1998 and the year ended February 28, 1998, stock-based compensation, net of the effect of the forfeitures, was $11.7 million, $2.7 million and $2.8 million, respectively. This stock-based compensation had the following pro forma effect on net income (loss) (in thousands):

                                          For the Ten
                  For the Year Ended     Months Ended      For the Year Ended
                   December 31, 1999   December 31, 1998    February 28, 1998
                  ------------------- -------------------- --------------------
                             Basic
                    Net    Net Income    Net     Net Loss     Net     Net Loss
                   Income  Per Share    Loss     Per Share   Loss     Per Share
                  -------- ---------- ---------  --------- ---------  ---------
   As reported... $636,318   $7.53    $(545,532)  ($7.43)  $(342,532)  ($4.46)
   Pro forma..... $624,619   $7.39    $(548,226)  ($7.47)  $(345,305)  ($4.50)

                             UnitedGlobalCom, Inc.

The fair value method of accounting for stock-based compensation plans recognizes the value of options granted as compensation expense over the option's vesting period and has not been applied to options granted prior to March 1, 1995.

A summary of stock option activity for the Employee Plan is as follows:

                                For the Year Ended      For the Ten Months Ended     For the Year Ended
                                 December 31, 1999         December 31, 1998         February 28, 1998
                             -------------------------- ------------------------- -------------------------
                                           Weighted-                 Weighted-                 Weighted-
                                            Average                   Average                   Average
                               Number    Exercise Price  Number    Exercise Price  Number    Exercise Price
                             ----------  -------------- ---------  -------------- ---------  --------------
   Outstanding at beginning
    of year................   5,309,526      $ 5.53     5,894,952      $5.92      5,587,702      $5.87
   Granted during the
    year...................   1,467,445      $34.11       739,000      $4.94        871,250      $5.50
   Cancelled during the
    year...................    (624,095)     $ 6.75      (498,138)     $9.34       (260,212)     $7.41
   Exercised during the
    year...................  (1,750,589)     $ 5.67      (826,288)     $5.44       (303,788)     $2.62
                             ----------      ------     ---------      -----      ---------      -----
   Outstanding at end of
    year...................   4,402,287      $14.84     5,309,526      $5.53      5,894,952      $5.92
                             ==========      ======     =========      =====      =========      =====
   Exercisable at end of
    year...................   2,436,077      $ 6.17     3,362,324      $5.55      4,028,140      $5.77
                             ==========      ======     =========      =====      =========      =====

A summary of stock option activity for the Director Plans is as follows:

                                For the Year Ended      For the Ten Months Ended     For the Year Ended
                                 December 31, 1999         December 31, 1998         February 28, 1998
                             -------------------------- ------------------------- -------------------------
                                           Weighted-                 Weighted-                 Weighted-
                                            Average                   Average                   Average
                               Number    Exercise Price  Number    Exercise Price  Number    Exercise Price
                             ----------  -------------- ---------  -------------- ---------  --------------
   Outstanding at beginning
    of year................     770,000      $ 5.73       520,000      $6.08        560,000      $6.27
   Granted during the
    year...................     150,000      $54.66       330,000      $4.94         40,000      $5.56
   Cancelled during the
    year...................    (114,167)     $ 4.30           --         --         (80,000)     $7.13
   Exercised during the
    year...................     (87,500)     $ 8.47       (80,000)     $4.75            --         --
                             ----------      ------     ---------      -----      ---------      -----
   Outstanding at end of
    year...................     718,333      $15.84       770,000      $5.73        520,000      $6.08
                             ==========      ======     =========      =====      =========      =====
   Exercisable at end of
    year...................     436,874      $ 5.67       463,956      $6.29        486,666      $6.12
                             ==========      ======     =========      =====      =========      =====

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                For the Year Ended     For the Ten Months Ended   For the Year Ended
                                 December 31, 1999        December 31, 1998       February 28, 1998
                             ------------------------- ------------------------ ----------------------
                                        Fair  Exercise           Fair  Exercise         Fair  Exercise
   Exercise Price             Number   Value   Price    Number   Value  Price   Number  Value  Price
   --------------            --------- ------ -------- --------- ----- -------- ------- ----- --------
   Less than market price..        --     --      --     150,000 $6.61  $5.19     6,250 $2.15  $4.75
   Equal to market price...  1,486,279 $27.54  $38.41    919,000 $3.00  $4.90   865,000 $3.32  $5.40
   Greater than market
    price..................    131,166 $51.88  $ 8.92        --    --     --     40,000 $1.17  $7.88
                             --------- ------  ------  --------- -----  -----   ------- -----  -----
     Total.................  1,617,445 $29.52  $36.02  1,069,000 $3.50  $4.94   911,250 $3.21  $5.50
                             ========= ======  ======  ========= =====  =====   ======= =====  =====

                             UnitedGlobalCom, Inc.

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 1999:

                                    Options Outstanding            Options Exercisable
                            ------------------------------------ -----------------------
                                      Weighted-Average Weighted-           Weighted-
                                         Remaining      Average             Average
                                      Contractual Life Exercise            Exercise
   Exercise Price Range      Number       (Years)        Price    Number     Price
   --------------------     --------- ---------------- --------- --------- ---------
   $ 2.25-$ 4.75........... 1,606,774       4.92        $ 4.45   1,302,190  $ 4.50
   $ 5.13-$ 6.38........... 1,545,924       7.68        $ 5.63     963,921  $ 5.69
   $ 6.50-$22.06...........   982,422       6.77        $12.13     578,174  $ 9.07
   $31.00-$62.29...........   985,500       9.81        $49.77      28,666  $31.86
                            ---------       ----        ------   ---------  ------
     Total................. 5,120,620       7.05        $15.00   2,872,951  $ 6.09
                            =========       ====        ======   =========  ======

Subsidiary Stock Option Plans

UPC Plan

In June 1996, UPC adopted a stock option plan (the "UPC Plan") for certain of its employees and those of its subsidiaries. There are 18,000,000 total shares available for the granting of options under the UPC Plan, which are held by the Stichting Administratiekantoor UPC (the "Foundation"), which administers the UPC Plan. Each option represents the right to acquire from the Foundation a certificate representing the economic value of one share. Following consummation of the initial public offering, any certificates issued to employees who have exercised their options will be converted into UPC common stock. United appoints the board members of the Foundation and thus controls the voting of the Foundation's common stock. The options are granted at fair market value determined by UPC's Supervisory Board at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. In order to introduce the element of "vesting" of the options, the UPC Plan provides that even though the options are exercisable immediately, the shares to be issued or options granted in 1996 vest in equal monthly increments over a three-year period from the effective date set forth in the option grant. In March 1998, the UPC Plan was revised to increase the vesting period for any new grants of options to four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), all unvested options previously exercised must be resold to the Foundation at the original purchase price, or all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules in its discretion. An employee has the right at any time to put his certificates or shares from exercised vested options to the Foundation at a price equal to the fair market value. UPC can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which can not be called by UPC until expiration of the underlying options. The UPC Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

For purposes of the pro forma disclosures presented below, UPC has computed the fair values of all options granted during the year ended December 31, 1999 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

   Risk-free interest rate..............................................   5.76%
   Expected life........................................................ 5 years
   Expected volatility..................................................  56.82%
   Expected dividend yield..............................................      0%

                             UnitedGlobalCom, Inc.

The total fair value of options granted was approximately (Euro) 38.5 ($38.8) million for the year ended December 31, 1999. This amount is amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the year ended December 31, 1999, stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations was (Euro) 5.9 ($5.6) million. This stock-based compensation had the following pro forma effect on net income (in thousands):

                                                                        Basic
                                                               Net    Net Income
                                                              Income  Per Share
                                                             -------- ----------
   As reported.............................................. $636,318   $7.53
                                                             ========   =====
   Pro forma................................................ $630,690   $7.46
                                                             ========   =====

A summary of stock option activity for the UPC Plan is as follows:

                                                   For the Year Ended December 31,
                             -------------------------------------------------------------------------------
                                       1999                       1998                       1997
                             -------------------------- -------------------------- -------------------------
                                           Weighted-                  Weighted-                 Weighted-
                                            Average                    Average                   Average
                               Number    Exercise Price   Number    Exercise Price  Number    Exercise Price
                             ----------  -------------- ----------  -------------- ---------  --------------
                                            (Euros)                    (Euros)                   (Euros)
   Outstanding at beginning
    of period..............  12,586,500       1.72       6,724,656       1.59      6,901,251       1.59
   Granted during the
    period.................   4,338,000      14.91       7,029,000       1.83            --         --
   Cancelled during the
    period.................    (266,565)      3.44         (42,156)      1.59       (176,595)      1.59
   Exercised during the
    period.................  (5,702,256)      1.65      (1,125,000)      1.59            --         --
                             ----------      -----      ----------       ----      ---------       ----
   Outstanding at end of
    period.................  10,955,679       6.94      12,586,500       1.72      6,724,656       1.59
                             ==========      =====      ==========       ====      =========       ====
   Exercisable at end of
    period(1)..............   4,769,595       3.10      12,586,500       1.72      6,724,656       1.59
                             ==========      =====      ==========       ====      =========       ====

--------
  (1) Includes certificate rights as well as options.

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                       For the Year Ended December 31,
                              -------------------------------------------------
                                        1999                     1998
                              ------------------------ ------------------------
                                        Fair  Exercise           Fair  Exercise
   Exercise Price              Number   Value  Price    Number   Value  Price
   --------------             --------- ----- -------- --------- ----- --------
                                           (Euros)                  (Euros)
   Less than market price....   375,000 8.94   16.12         --   --      --
   Equal to market price..... 3,963,000 8.95   14.79   7,029,000 1.83    1.83
                              --------- ----   -----   --------- ----    ----
   Total..................... 4,338,000 8.94   14.91   7,029,000 1.83    1.83
                              ========= ====   =====   ========= ====    ====

                             UnitedGlobalCom, Inc.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999:

                                  Options Outstanding        Options Exercisable
                            -------------------------------- -------------------
                                        Weighted-
                                         Average
                                        Remaining  Weighted-           Weighted-
                                       Contractual  Average             Average
   Exercise Price Range                   Life     Exercise            Exercise
   (Euros)                    Number     (Years)     Price    Number     Price
   --------------------     ---------- ----------- --------- --------- ---------
                                                    (Euros)             (Euros)
    1.59-- 2.05............  6,681,039    1.19        1.80   4,211,055    1.78
    9.67-- 9.67............  1,212,000    3.20        9.67     231,000    9.67
   11.26--11.40............    719,640    3.22       11.40     132,483   11.40
   15.67--18.17............  1,171,500    3.56       17.51     130,188   17.46
   20.08--20.08............  1,171,500    3.78       20.08      64,869   20.08
                            ----------    ----       -----   ---------   -----
     Total................. 10,955,679    2.00        6.94   4,769,595    3.10
                            ==========    ====       =====   =========   =====

The UPC Plan was accounted for as a variable plan prior to UPC's initial public offering in February 1999. Accordingly, compensation expense was recognized at each financial statement date based on the difference between the grant price and the estimated fair value of UPC's common stock. Thereafter, the UPC Plan has been accounted for as a fixed plan. Compensation expense of (Euro) 6.5 ($6.8) million, (Euro) 121.7 ($134.7) million and
(Euro) 2.2 ($2.5) million was recognized for the year ended December 31, 1999, the ten months ended December 31, 1998 and the year ended February 28, 1998, respectively.

UPC Phantom Stock Option Plan

In March 1998, UPC adopted a phantom stock option plan (the "UPC Phantom Plan") which permits the grant of phantom stock rights in up to 7,200,000 shares of UPC's common stock. The rights are granted at fair market value determined by UPC's Supervisory Board at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. The UPC Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of UPC common stock and the option base price for the portion of the rights vested. UPC, at its sole discretion, may make payment in (i) cash, (ii) freely tradable shares of United Class A Common Stock or (iii) freely tradable shares of UPC's common stock. If UPC chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradable shares of stock instead. The UPC Phantom Plan contains anti-dilution protection and provides that, in certain cases of a change of control, all phantom options outstanding become fully exercisable.

The UPC Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation expense of (Euro) 117.4 ($123.2) million and (Euro) 23.8 ($26.3) million was recognized for the year ended December 31, 1999 and the ten months ended December 31, 1998, respectively.

                             UnitedGlobalCom, Inc.

A summary of stock option activity for the UPC Phantom Plan is as follows:

                                For the Year Ended         For the Year Ended
                                 December 31, 1999         December 31, 1998
                             -------------------------- ------------------------
                                           Weighted-                Weighted-
                                            Average                  Average
                               Number    Exercise Price  Number   Exercise Price
                             ----------  -------------- --------- --------------
                                            (Euros)                  (Euros)
   Outstanding at beginning
    of period..............   6,172,500       1.91            --        --
   Granted during the
    period.................     585,000       9.67      6,172,500      1.91
   Cancelled during the
    period.................  (1,540,128)      2.00            --        --
   Exercised during the
    period.................  (1,072,809)      1.89            --        --
                             ----------       ----      ---------      ----
   Outstanding at end of
    period.................   4,144,563       2.98      6,172,500      1.91
                             ==========       ====      =========      ====
   Exercisable at end of
    period.................   1,554,813       2.47      1,411,407      1.84
                             ==========       ====      =========      ====

The combined weighted-average fair values and weighted-average exercise prices of options are as follows:

                                   For the Year Ended      For the Year Ended
                                   December 31, 1999       December 31, 1998
                                 ---------------------- ------------------------
                                         Fair  Exercise           Fair  Exercise
   Exercise Price                Number  Value  Price    Number   Value  Price
   --------------                ------- ----- -------- --------- ----- --------
                                            (Euros)                  (Euros)
   Equal to market price........ 585,000 9.67    9.67   2,057,250 1.91    1.91

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999:

                                                                       Options
                                             Options Outstanding     Exercisable
                                          -------------------------- -----------
                                                    Weighted-Average
                                                       Remaining
                                                    Contractual Life
   Exercise Price (Euros)                  Number       (Years)        Number
   ----------------------                 --------- ---------------- -----------
   1.82.................................. 2,606,778       7.60        1,186,092
   2.05..................................   952,785       8.74          245,907
   9.67..................................   585,000       9.16          122,814
                                          ---------       ----        ---------
     Total............................... 4,144,563       8.14        1,554,813
                                          =========       ====        =========

chello Phantom Stock Option Plan

In June 1998 UPC adopted a phantom stock option plan (the "chello Phantom Plan"), which permits the grant of phantom stock rights of chello, a wholly-owned subsidiary of UPC. The rights are granted at an option price equal to the fair market value determined by chello's Supervisory Board at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and the option must be exercised, in all cases, not more than ten years from the effective date of grant. The chello Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share (as defined the chello Phantom Plan) of chello and the option price for the portion of the rights vested. UPC, at its sole discretion, may make the required payment in cash, freely tradable shares of United Class A Common Stock, the common stock of UPC, which shall be valued at the closing price on the day before the date the Company makes payment to the option holder, or chello's common shares, if they are publicly traded and freely tradeable ordinary shares. If UPC chooses to make a cash payment, even though its stock is publicly traded,

                             UnitedGlobalCom, Inc.

employees have the option to receive an equivalent number of freely tradeable shares of chello's stock instead. As of December 31, 1999 UPC recorded cumulative compensation expense of (Euro) 70.8 ($71.2) million for options granted under the chello Phantom Plan.

A summary of stock option activity for the chello Phantom Plan is as follows:

                                                              For the Year
                                      For the Year Ended     Ended December
                                       December 31, 1999        31, 1998
                                      --------------------  -----------------
                                                 Weighted-          Weighted-
                                                  Average            Average
                                                 Exercise           Exercise
                                       Number      Price    Number    Price
                                      ---------  ---------  ------- ---------
                                                  (Euros)            (Euros)
   Outstanding at beginning of
    period...........................   570,000    4.54         --     --
   Granted during the period.........   235,000    4.54     570,000   4.54
   Granted during the period......... 1,309,838    9.08         --     --
   Granted during the period.........   355,500     -- (1)      --     --
   Cancelled during the period.......  (128,542)   4.71         --     --
   Exercised during the period.......   (11,667)   4.54         --     --
                                      ---------    ----     -------   ----
   Outstanding at end of period...... 2,330,129    7.54(2)  570,000   4.54
                                      =========    ====     =======   ====
   Exercisable at end of period......   414,913    6.13(2)   70,625   4.54
                                      =========    ====     =======   ====

  --------
  (1) Of the total number of options granted to date, the option price with respect to these options is the chello broadband initial public offering price.
  (2) Excluding the shares discussed in (1) above.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999:

                                                                       Options
                                             Options Outstanding     Exercisable
                                          -------------------------- -----------
                                                    Weighted-Average
                                                       Remaining
                                                    Contractual Life
   Exercise Price (Euros)                  Number       (Years)        Number
   ----------------------                 --------- ---------------- -----------
   4.54..................................   669,791       7.05         267,188
   9.08.................................. 1,304,838       9.56         144,074
   --(1).................................   355,500       9.96           3,651
                                          ---------       ----         -------
     Total............................... 2,330,129       8.93         414,913
                                          =========       ====         =======

  --------
  (1) Of the total number of options granted to date, the option price in respect of these options is the IPO price.

The chello Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation expense of (Euro) 69.8 ($70.3) million was recognized for the year ended December 31, 1999. The Company's estimate of the fair value of its ordinary stock as of December 31, 1999 utilized in recording compensation expense and deferred compensation expense under the chello plan was
(Euro) 85.00 per share. Because the Company will account for the chello Phantom Plan as a variable plan, compensation expense will continue to be recognized subsequent to December 31, 1999. For each (Euro) 1 per share increase in the estimate of the fair value per share of its ordinary stock as of December 31, 1999, over the (Euro) 85.00 used to record stock compensation expense as of December 31, 1999, additional stock compensation expense totaling approximately

                             UnitedGlobalCom, Inc.

(Euro) 0.9 ($0.9) million would have been recognized in the statement of operations and deferred compensation expense would have increased by approximately that amount as of that date.

chello Stock option plan

In June 1999, the Company adopted a stock option plan (the "chello Plan"). Under the chello Plan, the Company's Supervisory Board may grant stock options to the Company's employees at fair market value determined by the Company's Supervisory Board at the time of grant. All options are exercisable upon grant and for the period of five years. In order to introduce the element of "vesting" of the options, the chello Plan provides that even though the options are exercisable immediately, the shares to be issued or options to be granted are deemed to vest 1/48th per month for a four-year period from date to grant. If the employee's employment terminates, other than in case of death, disability or the like, for so-called "urgent reason" under Dutch law or for documented and material non-performance, all unvested options previously exercised must be resold to the Company at the original purchase price, and all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules at its discretion. The chello Plan provides that in case of change of control, the Company has the right to require a foundation to acquire all of the options outstanding at per share value determined in the transaction giving rise to the change in its control.

For purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during the period from inception (March 1998) to December 31, 1999 and the twelve months ended December 31, 1999, using the Black-Scholes single-option pricing model and the following weighted average assumptions: expected dividend yield of 0%, expected annual standard volatility of 95%, risk-free interest rate of 3.41% and expected life of 5 years.

The total value of options granted under the chello Plan was nil for the year ended December 31, 1998 and (Euro) 3.7 ($3.7) million for the year ended December 31, 1999. These pro forma amounts are amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the year ended December 31, 1998 and December 31, 1999, pro forma stock-based compensation, net of the effect of forfeitures, was nil and (Euro) 0.7 ($0.7) million respectively.

This stock-based compensation had the following pro forma effect on net income (in thousands):

                                                                       Net Loss
                                                              Net Loss Per Share
                                                              -------- ---------
   As reported............................................... $636,318   $7.53
                                                              --------   -----
   Pro forma................................................. $635,587   $7.52
                                                              ========   =====

UAP Plan

In March 1998, UAP's Board of Directors approved a stock option plan (the "UAP Plan") which permitted the grant of phantom stock options or the grant of stock options to purchase up to 1,800,000 shares of UAP's Class A Common Stock. The options vested in equal monthly increments over a four-year period following the date of grant, and gave the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of UAP stock and the option base price per share. The UAP Plan was cancelled effective July 22, 1999. Under variable plan accounting, a total of $17.6 million of compensation expense was recognized during 1999 by UAP through the cancellation date.

                             UnitedGlobalCom, Inc.

A summary of phantom stock option activity for the UAP Plan is as follows:

                                For the Year Ended      For the Ten Months Ended
                                 December 31, 1999         December 31, 1998
                             -------------------------- ------------------------
                                           Weighted-                Weighted-
                                            Average                  Average
                               Number    Exercise Price  Number   Exercise Price
                             ----------  -------------- --------- --------------
   Outstanding at beginning
    of period..............   1,779,500      $10.00           --         --
   Granted during the
    period.................      65,000      $10.00     1,779,500     $10.00
   Cancelled during the
    period.................  (1,844,500)     $10.00           --         --
   Exercised during the
    period.................         --          --            --         --
                             ----------      ------     ---------     ------
   Outstanding at end of
    period.................         --          --      1,779,500     $10.00
                             ==========      ======     =========     ======
   Exercisable at end of
    period.................         --          --        584,063     $10.00
                             ==========      ======     =========     ======

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                               For the Year Ended   For the Ten Months Ended
                               December 31, 1999        December 31, 1998
                             ---------------------- -------------------------
                                     Fair  Exercise            Fair  Exercise
                             Number Value   Price    Number   Value   Price
                             ------ ------ -------- --------- ------ --------
   Exercise price equal to
    market price............ 65,000 $10.00  $10.00  1,779,500 $10.00  $10.00

Austar United Plan

On June 17, 1999, Austar United established a stock option plan (the "Austar United Plan"). Effective on Austar United's initial public offering date of July 27, 1999, certain employees of United and Austar United were granted options under the Austar United Plan in direct proportion to their previous holding of UAP options under the UAP Plan along with retroactive vesting through the initial public offering date to reflect vesting under the UAP Plan. The maximum term of options granted under the Austar United Plan is ten years. The options vest in equal monthly increments over a four-year period following the date of grant. Under the Austar United Plan, options to purchase a total of 28,760,709 shares have been authorized, of which 3,231,428 were available for grant. The Austar United Plan was accounted for as a variable plan prior to Austar United's initial public offering, and as a fixed plan effective July 27, 1999. For the year ended December 31, 1999, $4.9 million of compensation expense was recognized by Austar United in the statement of operations.

For purposes of the pro forma disclosures presented below, Austar United has computed the fair values of all options granted during the year ended December 31, 1999 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

   Risk-free interest rate..............................................   5.81%
   Expected life........................................................ 7 years
   Expected volatility..................................................  40.44%
   Expected dividend yield..............................................      0%

The total fair value of options granted was approximately A$88.0 ($57.7) million for the year ended December 31, 1999. This amount is amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. Stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations was nil for the year ended December 31, 1999.

                             UnitedGlobalCom, Inc.

A summary of stock option activity for the Austar United Plan is as follows:

                                                      For the Year Ended
                                                       December 31, 1999
                                                --------------------------------
                                                                 Weighted-
                                                                  Average
                                                  Number       Exercise Price
                                                ----------  --------------------
                                                            (Australian dollars)
   Outstanding at beginning of period..........        --            --
   Granted during the period................... 25,631,736          2.26
   Cancelled during the period.................   (102,455)         3.75
   Exercised during the period.................   (684,250)         1.83
                                                ----------          ----
   Outstanding at end of period................ 24,845,031          2.27
                                                ==========          ====
   Exercisable at end of period................ 11,564,416          1.90
                                                ==========          ====

The combined weighted-average fair values and weighted-average exercise prices of options are as follows:

                                                          For the Year Ended
                                                           December 31, 1999
                                                       -------------------------
                                                                  Fair  Exercise
                                                         Number   Value  Price
                                                       ---------- ----- --------
   Exercise Price                                                  (Australian
   --------------                                                    dollars)
   Less than market price............................. 22,334,236 3.58    1.91
   Equal to market price..............................  3,222,500 2.47    4.70
   Greater than market price..........................     75,000 2.43    4.70
                                                       ---------- ----    ----
     Total............................................ 25,631,736 3.43    2.26
                                                       ========== ====    ====

The following table summarizes information about the Austar United Plan options outstanding and exercisable at December 31, 1999:

                                                              Options
                                    Options Outstanding     Exercisable
                                --------------------------- -----------
                                           Weighted-Average
                                              Remaining
   Exercise Price (Australian              Contractual Life
   dollars)                       Number       (Years)        Number
   --------------------------   ---------- ---------------- -----------
   1.80......................   20,813,572       9.55       11,171,494
   4.70......................    4,031,459       9.60          392,922
                                ----------       ----       ----------
     Total...................   24,845,031       9.56       11,564,416
                                ==========       ====       ==========

ULA Plan

In April 1998, ULA's Board of Directors approved a stock option plan (the "ULA Plan") which permits the grant of phantom stock options or the grant of stock options to purchase up to 1,631,000 shares of ULA's Class A Common Stock. The options vest in equal monthly increments over a four-year period following the date of grant. Concurrent with approval of the ULA Plan, ULA's Board granted phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of ULA stock and the option base price per share. The ULA Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. For the year

                             UnitedGlobalCom, Inc.

ended December 31, 1999 and the ten months ended December 31, 1998 ULA recognized $(1.0) and $2.7 million in non-cash compensation (credit) expense related to these phantom options, respectively. Actual cash paid upon exercise of these phantom options was $0.6 million and $1.1 million for the year ended December 31, 1999 and the ten months ended December 31, 1998, respectively.

A summary of phantom stock option activity for the ULA Plan is as follows:

                                For the Year Ended     For the Ten Months Ended
                                December 31, 1999         December 31, 1998
                             ------------------------- -------------------------
                                          Weighted-                 Weighted-
                                           Average                   Average
                              Number    Exercise Price  Number    Exercise Price
                             ---------  -------------- ---------  --------------
   Outstanding at beginning
    of period..............  1,188,417      $5.77            --         --
   Granted during the
    period.................    340,000      $8.86      1,785,500      $5.63
   Cancelled during the
    period.................   (328,647)     $4.84       (317,296)     $5.47
   Exercised during the
    period.................   (137,083)     $4.81       (279,787)     $5.19
                             ---------      -----      ---------      -----
   Outstanding at end of
    period.................  1,062,687      $7.17      1,188,417      $5.77
                             =========      =====      =========      =====
   Exercisable at end of
    period.................    381,561      $5.87        268,730      $4.86
                             =========      =====      =========      =====

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                  For the Year Ended   For the Ten Months Ended
                                  December 31, 1999       December 31, 1998
                                ---------------------- ------------------------
                                        Fair  Exercise           Fair  Exercise
                                Number  Value  Price    Number   Value  Price
                                ------- ----- -------- --------- ----- --------
   Exercise price equal to
    market price..............  340,000 $8.86  $8.86     945,500 $5.81  $5.81
   Exercise price greater than
    market price..............      --    --     --      840,000 $4.26  $5.43
                                ------- -----  -----   --------- -----  -----
     Total....................  340,000 $8.86  $8.86   1,785,500 $5.08  $5.63
                                ======= =====  =====   ========= =====  =====

The following table summarizes information about the ULA Plan phantom options outstanding and exercisable at December 31, 1999:

                                                                       Options
                                             Options Outstanding     Exercisable
                                          -------------------------- -----------
                                                    Weighted-Average
                                                       Remaining
                                                    Contractual Life
   Exercise Price                          Number       (Years)        Number
   --------------                         --------- ---------------- -----------
   $4.26.................................   312,687       7.43         197,187
   $4.96.................................   100,000       7.43          62,500
   $8.81.................................    95,000       9.40          16,249
   $8.86.................................   245,000       9.96           9,375
   $8.98.................................   310,000       8.72          96,250
                                          ---------       ----         -------
     Total............................... 1,062,687       8.57         381,561
                                          =========       ====         =======

                             UnitedGlobalCom, Inc.

13. Basic and Diluted Net Income (Loss) Attributable to Common Shareholders

                                   For the Year For the Ten     For the Year
                                      Ended     Months Ended       Ended
                                   December 31, December 31,    February 28,
                                       1999         1998            1998
                                   ------------ ------------    ------------
   Basic:
     Net income (loss)............   $636,318    $(545,532)      $(342,532)
     Accretion of Series A
      Convertible Preferred
      Stock.......................       (220)        (968)         (1,271)
     Accretion of Series B
      Convertible Preferred
      Stock.......................     (1,899)        (655)            --
     Accretion of Series C
      Convertible Preferred
      Stock.......................    (14,875)         --              --
     Accretion of Series D
      Convertible Preferred
      Stock.......................     (1,398)         --              --
                                     --------    ---------       ---------
       Basic net income (loss)
        attributable to common
        shareholders..............   $617,926    $(547,155)      $(343,803)
                                     --------    ---------       ---------
   Diluted:
     Accretion of Series A
      Convertible Preferred
      Stock.......................        220          --  (1)         --  (1)
     Accretion of Series B
      Convertible Preferred
      Stock.......................      1,899          --  (1)         --  (1)
     Accretion of Series C
      Convertible Preferred
      Stock.......................     14,875          --  (1)         --  (1)
     Accretion of Series D
      Convertible Preferred
      Stock.......................      1,398          --  (1)         --  (1)
                                     --------    ---------       ---------
       Diluted net income (loss)
        attributable to common
        shareholders..............   $636,318    $(547,155)      $(343,803)
                                     ========    =========       =========

  --------
  (1) Excluded from the calculation of diluted net income (loss) attributable to common shareholders because the effect is anti-dilutive.

14. Commitments

The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled $25.9, $5.8 and $4.1 million for the year ended December 31, 1999, the ten months ended December 31, 1998 and for the year ended February 28, 1998, respectively.

The Company has operating lease obligations and other non-cancelable commitments as follows (in thousands):

   Year ended December 31, 2000....................................... $ 88,804
   Year ended December 31, 2001.......................................   88,467
   Year ended December 31, 2002.......................................   69,498
   Year ended December 31, 2003.......................................   51,172
   Year ended December 31, 2004 and thereafter........................  190,626
                                                                       --------
     Total............................................................ $488,567
                                                                       ========

In September 1999, UPC agreed to form a joint venture with Microsoft Corporation ("Microsoft") and Liberty Media Corporation ("Liberty"). UPC will contribute the 5.6 million shares of Class A Common Stock of United that it owns and the other parties will contribute 9.9 million shares of Class B Common Stock of United. UPC will have a 50.0% interest in the new joint venture and Liberty and Microsoft will share the other 50.0% and a $287.0 million redeemable preferred interest in the joint venture to balance out the parties' ownership interests. UPC, together with Liberty and Microsoft, will evaluate content and distribution opportunities in Europe. Formation of the joint venture is still pending.

                             UnitedGlobalCom, Inc.

UPC has entered into an agreement for the long term lease of satellite transponder capacity providing service from Europe to Europe, North America and South America. The term of the agreement is 156 months, with a minimum aggregate total cost of approximately $114.0 million payable in monthly installments based on capacity used.

@Entertainment has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its digital DTH and cable systems. @Entertainment had minimum commitments related to these agreements as follows (in thousands):

   Year ended December 31, 2000....................................... $ 55,600
   Year ended December 31, 2001.......................................   51,800
   Year ended December 31, 2002.......................................   48,100
   Year ended December 31, 2003.......................................   29,900
   Year ended December 31, 2004 and thereafter........................   28,600
                                                                       --------
     Total............................................................ $214,000
                                                                       ========

As of December 31, 1999, @Entertainment had an aggregate minimum commitment toward the purchase of DTH reception systems from Philips Business Electronics B.V. of approximately $60.8 million over the next two years.

The Company has minimum fixed MMDS license fees and programming license fees payable annually at Austar United as follows (in thousands):

   Year ended December 31, 2000........................................ $ 4,159
   Year ended December 31, 2001........................................   4,178
   Year ended December 31, 2002........................................   4,178
   Year ended December 31, 2003........................................   4,179
   Year ended December 31, 2004........................................   4,179
   Thereafter..........................................................   7,164
                                                                        -------
     Total............................................................. $28,037
                                                                        =======

A subsidiary of Austar has a five-year agreement to lease a 54 MHz satellite transponder. Pursuant to the agreement, which commenced September 1, 1997, Austar will pay approximately $4,440 in satellite service fees annually as follows (in thousands):

   Year ended December 31, 2000........................................ $ 4,440
   Year ended December 31, 2001........................................   4,440
   Year ended December 31, 2002........................................   2,960
                                                                        -------
     Total............................................................. $11,840
                                                                        =======

15. Contingencies

From time to time, the Company and/or its subsidiaries may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not a party to any material legal proceedings, nor is it currently aware of any threatened material legal proceedings.

                             UnitedGlobalCom, Inc.

16. Income Taxes

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

The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to SAB 51 gains, the non-consolidation of consolidated foreign subsidiaries for United States tax purposes, international rate differences and the current non-deductibility of interest expense on United A/P's senior notes and the United 1999 Notes. For investments in foreign corporations accounted for under the equity method, taxable income (loss) generated by these affiliates does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $89.2 and $163.0 million at December 31, 1999 and 1998, respectively).

                             UnitedGlobalCom, Inc.

The Company's United States tax net operating losses, totaling approximately $347.8 million at December 31, 1999, expire beginning in 2014 through 2029. The Company's tax net operating loss carryforwards of its consolidated foreign subsidiaries as of December 31, 1999 totaled $792.0, $438.0 and $79.0 million for UEI, UAP and ULA, respectively. The significant components of the net deferred tax asset are as follows:

                                                                 As of
                                                             December 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (In thousands)
   Deferred Tax Assets:
     Tax net operating loss carryforward of consolidated
      foreign subsidiaries..............................  $ 449,030  $ 183,656
     Company's U.S. tax net operating loss
      carryforward......................................    132,156     97,044
     Accrued interest expense...........................     72,345     32,885
     Stock-based compensation...........................     36,735      7,215
     Foreign currency translation adjustment............     23,113        --
     Investment valuation allowance and other...........      2,768      2,605
     Basis difference in marketable equity securities...      3,074      3,070
     Deferred compensation and severence................      3,398      1,175
     Other..............................................     21,082         70
                                                          ---------  ---------
       Total deferred tax assets........................    743,701    327,720
     Valuation allowance................................   (723,914)  (319,292)
                                                          ---------  ---------
       Deferred tax assets, net of valuation allowance..     19,787      8,428
                                                          ---------  ---------
   Deferred Tax Liabilities:
     Intangible assets..................................    (18,745)    (5,852)
     Property, plant and equipment, net.................    (11,282)    (7,156)
     Other..............................................     (1,017)       --
                                                          ---------  ---------
       Total deferred tax liabilities...................     31,044    (13,008)
                                                          ---------  ---------
       Deferred tax liabilities, net....................  $ (11,257) $  (4,580)
                                                          =========  =========

                             UnitedGlobalCom, Inc.

Of the Company's 1999 consolidated income before income taxes and other items, a loss of $1,027.0 million is derived from the Company's foreign operations. The difference between income tax expense (benefit) provided in the financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

                                        For the Year For the Ten  For the Year
                                           Ended     Months Ended    Ended
                                        December 31, December 31, February 28,
                                            1999         1998         1998
                                        ------------ ------------ ------------
                                                    (In thousands)
   Expected income tax expense
    (benefit) at the U.S. statutory
    rate of 35%.......................   $ 115,913    $(172,472)    $(68,727)
   Tax effect of permanent and other
    differences:
     Change in valuation allowance....     370,004      128,420       66,519
     Gain on issuance of common equity
      securities by subsidiaries......    (573,359)         --           --
     Non-deductible expenses..........      77,490       49,497          566
     Capitalized costs................     (49,402)         --           --
     International rate differences...      45,416          619         (515)
     Book/tax basis differences
      associated with foreign
      investments.....................         788        1,176        3,901
     State tax, net of federal
      benefit.........................       9,935      (14,783)      (5,891)
     Non-deductible interest accretion
      ................................       1,693        2,148        2,145
     Gain on sale of equity investment
      in subsidiary...................       5,877          --           --
     Amortization of licenses.........         923        1,516        1,312
     Other............................      (5,080)       4,489          690
                                         ---------    ---------     --------
       Total income tax expense.......   $     198    $     610     $    --
                                         =========    =========     ========

During 1996, the Austrian tax authorities passed legislation which had the effect of eliminating approximately NLG256.0 ($116.9) million of tax basis associated with certain amounts of goodwill recorded at Telekabel Group effective January 1, 1997. This change in tax law is expected to be challenged on constitutional grounds. However, there can be no assurance of a successful repeal of such legislation. Accordingly, this change caused Telekabel Group's effective tax rate to increase from the historical effective tax rate through December 31, 1996, due to the non-deductibility of such goodwill amortization subsequent to January 1, 1997.

The Company through its subsidiaries maintains a presence in 23 countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the United States, such as a value added tax system. The Company has accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to the Company and its subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the United States or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax current and future operations of the Company and its subsidiaries.

                             UnitedGlobalCom, Inc.

17. Segment Information

                                  For the Year Ended December 31, 1999                       As of December 31, 1999
                     -----------------------------------------------------------------  ----------------------------------
                                                                                          Long-
                     Multichannel                        Internet                         Lived      Capital      Total
                      Television  Telephone  Programming   Data     Other      Total    Assets(2)  Expenditures   Assets
                     ------------ ---------  ----------- --------  --------  ---------  ---------- ------------ ----------
                                             (In thousands)                                       (In thousands)
Revenue:
 Europe:
 The Netherlands...    $117,026   $ 32,029    $  1,112   $  8,616  $    330  $ 159,113  $  774,045   $247,050   $3,157,285
 Austria...........      83,737      7,321         --      13,609       --     104,667     179,652     94,240      356,337
 Belgium...........      15,737        --          --       2,497       --      18,234      23,186      8,447       47,826
 Czech Republic....       7,485        181         --         --      1,042      8,708      80,347      2,491      159,806
 France............      27,522      2,710         --         590       --      30,822     319,454     70,666      498,776
 Hungary...........      35,197        --          --         125       --      35,322     112,698     38,708      215,448
 Norway............      49,186        365         --         565       --      50,116     100,315     57,106      244,975
 Poland............      26,845        --       10,917        --        --      37,762     218,784     42,460    1,218,956
 Sweden............      13,335        --          --         504       --      13,839      48,182     12,495      474,899
 Corporate and
  Other............       8,327        --          --         --      6,512     14,839      63,698     38,569       77,219
                       --------   --------    --------   --------  --------  ---------  ----------   --------   ----------
  Total Europe.....     384,397     42,606      12,029     26,506     7,884    473,422   1,920,361    612,232    6,451,527
                       --------   --------    --------   --------  --------  ---------  ----------   --------   ----------
 Asia/Pacific:
 Australia.........     144,632        --          --         --        --     144,632     123,617     94,513      563,627
 New Zealand.......       1,279      4,107         --         734       --       6,120      95,777     23,306       76,139
 Corporate and
  Other............         --         --          --         --        180        180       6,440      3,014       52,441
                       --------   --------    --------   --------  --------  ---------  ----------   --------   ----------
  Total
   Asia/Pacific....     145,911      4,107         --         734       180    150,932     225,834    120,833      692,207
                       --------   --------    --------   --------  --------  ---------  ----------   --------   ----------
 Latin America:
 Chile.............      77,476      9,881         --         --         87     87,444     213,146     53,120      489,638
 Brazil............       4,637        --          --         --        --       4,637       5,679      4,399       17,172
 Corporate and
  Other............       2,428        --          --         --        384      2,812      12,549      3,167       71,379
                       --------   --------    --------   --------  --------  ---------  ----------   --------   ----------
  Total Latin
   America.........      84,541      9,881         --         --        471     94,893     231,374     60,686      578,189
                       --------   --------    --------   --------  --------  ---------  ----------   --------   ----------
 Corporate &
  Other............         --         --          --         --        277        277       2,268        426    1,280,930
                       --------   --------    --------   --------  --------  ---------  ----------   --------   ----------
  Total Company....    $614,849   $ 56,594    $ 12,029   $ 27,240  $  8,812  $ 719,524  $2,379,837   $794,177   $9,002,853
                       ========   ========    ========   ========  ========  =========  ==========   ========   ==========
Adjusted EBITDA:(1)
 Europe:
 The Netherlands...    $ 48,185   $(19,900)   $(16,705)  $(66,569) $(41,350) $ (96,339)
 Austria...........      44,945    (11,470)        --         234       --      33,709
 Belgium...........       3,954        (54)        --      (2,212)      --       1,688
 Czech Republic....      (1,129)        54         --         --        407       (668)
 France............      (1,766)    (5,946)        --      (2,373)      (67)   (10,152)
 Hungary...........      11,739        --          --        (261)      --      11,478
 Norway............      20,740     (7,153)        --      (5,178)      --       8,409
 Poland............      (9,363)       --      (64,791)       --     (3,018)   (77,172)
 Sweden............       4,582       (135)        --      (4,095)      --         352
 Corporate and
  Other............       2,123       (206)        --        (725)    3,494      4,686
                       --------   --------    --------   --------  --------  ---------
  Total Europe.....     124,010    (44,810)    (81,496)   (81,179)  (40,534)  (124,009)
                       --------   --------    --------   --------  --------  ---------
 Asia/Pacific:
 Australia.........      (4,742)       --          --         --        --      (4,742)
 New Zealand.......        (918)    (1,160)        --         (47)      --      (2,125)
 Corporate and
  Other............         --         --          --         --     (4,274)    (4,274)
                       --------   --------    --------   --------  --------  ---------
  Total
   Asia/Pacific....      (5,660)    (1,160)        --         (47)   (4,274)   (11,141)
                       --------   --------    --------   --------  --------  ---------
 Latin America:
 Chile.............      17,744     (2,604)        --         --        --      15,140
 Brazil............      (2,462)       --          --         --        --      (2,462)
 Corporate and
  Other............      (1,210)       --          --         --     (4,609)    (5,819)
                       --------   --------    --------   --------  --------  ---------
  Total Latin
   America.........      14,072     (2,604)        --         --     (4,609)     6,859
                       --------   --------    --------   --------  --------  ---------
 Corporate &
  Other............         --         --          --         --        109        109
                       --------   --------    --------   --------  --------  ---------
  Total Company....    $132,422   $(48,574)   $(81,496)  $(81,226) $(49,308) $(128,182)
                       ========   ========    ========   ========  ========  =========

                             UnitedGlobalCom, Inc.

                                 For the Ten Months Ended December 31, 1998                   As of December 31, 1998
                        ---------------------------------------------------------------  ---------------------------------
                                                                                           Long-
                        Multichannel                       Internet                        Lived     Capital      Total
                         Television  Telephone Programming   Data     Other     Total    Assets(2) Expenditures   Assets
                        ------------ --------- ----------- --------  --------  --------  --------- ------------ ----------
                                               (In thousands)                                     (In thousands)
Revenue:
 Europe:
 The Netherlands......    $ 13,854    $   162    $   --    $   --    $  7,274  $ 21,290  $  2,440    $ 14,734   $  297,068
 Austria..............      71,396         61        --      3,172        --     74,629   140,550      43,278      341,159
 Belgium..............      13,768        --         --        656      1,071    15,495    27,558      11,253       57,847
 Czech Republic.......       3,754        --         --        --         --      3,754     8,737         523       11,497
 France...............       3,395        --         --        --         --      3,395    40,328      28,802       51,092
 Hungary..............      11,671        --         --        --         --     11,671    26,788       7,239       86,921
 Norway...............      38,879        --         --        161        --     39,040    63,335      25,838      219,068
 Corporate and Other..       2,446        --         567       --         --      3,013     9,310       9,880       22,744
                          --------    -------    -------   -------   --------  --------  --------    --------   ----------
  Total Europe........     159,163        223        567     3,989      8,345   172,287   319,046     141,547    1,087,396
                          --------    -------    -------   -------   --------  --------  --------    --------   ----------
 Asia/Pacific:
 Australia............      74,209        --         --        --         --     74,209   110,351      71,197      181,169
 New Zealand..........         --         --         --        --         --        --        --          --        23,789
 Corporate and Other..       3,060        --         --        --         --      3,060        61         337       48,992
                          --------    -------    -------   -------   --------  --------  --------    --------   ----------
  Total Asia/Pacific..      77,269        --         --        --         --     77,269   110,412      71,534      253,950
                          --------    -------    -------   -------   --------  --------  --------    --------   ----------
 Latin America:
 Chile................         --         --         --        --         --        --        --          --        84,975
 Corporate and Other..       4,135        --         --        --         377     4,512    11,715       3,238       73,048
                          --------    -------    -------   -------   --------  --------  --------    --------   ----------
  Total Latin
   America............       4,135        --         --        --         377     4,512    11,715       3,238      158,023
                          --------    -------    -------   -------   --------  --------  --------    --------   ----------
 Corporate & Other....         --         --         --        --         --        --     10,269         738       42,726
                          --------    -------    -------   -------   --------  --------  --------    --------   ----------
  Total Company.......    $240,567    $   223    $   567   $ 3,989   $  8,722  $254,068  $451,442    $217,057   $1,542,095
                          ========    =======    =======   =======   ========  ========  ========    ========   ==========
Adjusted EBITDA:(1)
 Europe:
 The Netherlands......    $  8,445    $(1,303)   $  (295)  $(6,103)  $ (4,401) $ (3,657)
 Austria..............      34,350     (1,636)       --     (1,739)       --     30,975
 Belgium..............       5,755        --         --       (799)       114     5,070
 Czech Republic.......        (721)       --         --        --         --       (721)
 France...............        (954)      (911)       --        (77)       --     (1,942)
 Hungary..............       3,820        --         --        --         --      3,820
 Norway...............      14,015       (573)       --       (806)       --     12,636
 Corporate and Other..        (167)       --      (3,556)       19        131    (3,573)
                          --------    -------    -------   -------   --------  --------
  Total Europe........      64,543     (4,423)    (3,851)   (9,505)    (4,156)   42,608
                          --------    -------    -------   -------   --------  --------
 Asia/Pacific:
 Australia............     (31,093)       --         --        --         --    (31,093)
 New Zealand..........         --         --         --        --         --        --
 Corporate and Other..         --         --         --        --      (2,287)   (2,287)
                          --------    -------    -------   -------   --------  --------
  Total Asia/Pacific..     (31,093)       --         --        --      (2,287)  (33,380)
                          --------    -------    -------   -------   --------  --------
 Latin America:
 Chile................         --         --         --        --         --        --
 Corporate and Other..      (2,969)       --         --        --      (7,295)  (10,264)
                          --------    -------    -------   -------   --------  --------
  Total Latin
   America............      (2,969)       --         --        --      (7,295)  (10,264)
                          --------    -------    -------   -------   --------  --------
 Corporate & Other....         --         --         --        --      (2,907)   (2,907)
                          --------    -------    -------   -------   --------  --------
  Total Company.......    $ 30,481    $(4,423)   $(3,851)  $(9,505)  $(16,645) $ (3,943)
                          ========    =======    =======   =======   ========  ========

                             UnitedGlobalCom, Inc.

                                    For the Year Ended February 28, 1998                     As of February 28, 1998
                        --------------------------------------------------------------  ---------------------------------
                                                                                          Long-
                        Multichannel                       Internet                       Lived     Capital      Total
                         Television  Telephone Programming   Data    Other     Total    Assets(2) Expenditures   Assets
                        ------------ --------- ----------- -------- --------  --------  --------- ------------ ----------
                                               (In thousands)                                    (In thousands)
Revenue:
 Europe:
 The Netherlands......    $    --      $ --       $ --      $ --    $    --   $    --   $ 20,773    $    --    $  308,907
 Austria..............         --        --         --        --         --        --    115,786         --       323,298
 Belgium..............         --        --         --        --         --        --     24,526         --        49,204
 Norway...............         --        --         --        --         --        --     51,369         --       215,517
 Corporate and Other..       9,996       --         --        --         --      9,996    27,636       6,423       54,572
                          --------     -----      -----     -----   --------  --------  --------    --------   ----------
  Total Europe........       9,996       --         --        --         --      9,996   240,090       6,423      951,498
                          --------     -----      -----     -----   --------  --------  --------    --------   ----------
 Asia/Pacific:
 Australia............      64,370       --         --        --         --     64,370   147,871      84,375      202,325
 New Zealand..........         473       --         --        --         --        473    26,484      16,258       43,349
 Corporate and Other..       4,118       --         --        --         --      4,118     8,746         502       48,871
                          --------     -----      -----     -----   --------  --------  --------    --------   ----------
  Total Asia/Pacific..      68,961       --         --        --         --     68,961   183,101     101,135      294,545
                          --------     -----      -----     -----   --------  --------  --------    --------   ----------
 Latin America:
 Argentina............      17,627       --         --        --         --     17,627       --        1,329          --
 Chile................         --        --         --        --         --        --        --          --        78,165
 Corporate and Other..       1,617       --         --        --         --      1,617     6,541       3,112       69,102
                          --------     -----      -----     -----   --------  --------  --------    --------   ----------
  Total Latin
   America............      19,244       --         --        --         --     19,244     6,541       4,441      147,267
                          --------     -----      -----     -----   --------  --------  --------    --------   ----------
 Corporate & Other....         --        --         --        --         421       421    11,003       3,034      286,525
                          --------     -----      -----     -----   --------  --------  --------    --------   ----------
  Total Company.......    $ 98,201     $ --       $ --      $ --    $    421  $ 98,622  $440,735    $115,033   $1,679,835
                          ========     =====      =====     =====   ========  ========  ========    ========   ==========
Adjusted EBITDA:(1)
 Europe:
 The Netherlands......    $    --      $ --       $ --      $ --    $    --   $    --
 Austria..............         --        --         --        --         --        --
 Belgium..............         --        --         --        --         --        --
 Norway...............         --        --         --        --         --        --
 Corporate and Other..      (9,204)      --         --        --         --     (9,204)
                          --------     -----      -----     -----   --------  --------
  Total Europe........      (9,204)      --         --        --         --     (9,204)
                          --------     -----      -----     -----   --------  --------
 Asia/Pacific:
 Australia............     (24,082)      --         --        --         --    (24,082)
 New Zealand..........      (6,688)      --         --        --         --     (6,688)
 Corporate and Other..        (254)      --         --        --      (6,938)   (7,192)
                          --------     -----      -----     -----   --------  --------
  Total Asia/Pacific..     (31,024)      --         --        --      (6,938)  (37,962)
                          --------     -----      -----     -----   --------  --------
 Latin America:
 Argentina............       2,836       --         --        --         --      2,836
 Chile................         --        --         --        --         --        --
 Corporate and Other..        (952)      --         --        --     (10,162)  (11,114)
                          --------     -----      -----     -----   --------  --------
  Total Latin
   America............       1,884       --         --        --     (10,162)   (8,278)
                          --------     -----      -----     -----   --------  --------
 Corporate & Other....         --        --         --        --      (2,921)   (2,921)
                          --------     -----      -----     -----   --------  --------
  Total Company.......    $(38,344)    $ --       $ --      $ --    $(20,021) $(58,365)
                          ========     =====      =====     =====   ========  ========

--------
(1) Adjusted EBITDA represents earnings before depreciation, amortization and stock based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus to value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(2)Represents Property, Plant and Equipment.

                             UnitedGlobalCom, Inc.

Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                        For the Year For the Ten  For the Year
                                           Ended     Months Ended    Ended
                                        December 31, December 31, February 28,
                                            1999         1998         1998
                                        ------------ ------------ ------------
                                                    (In thousands)
Net operating loss.....................  $(770,630)   $(327,781)   $(150,021)
Depreciation and amortization..........    418,714      159,045       91,656
Non-cash stock-based compensation
 expense...............................    223,734      164,793          --
                                         ---------    ---------    ---------
  Consolidated Adjusted EBITDA.........  $(128,182)   $  (3,943)   $ (58,365)
                                         =========    =========    =========

18. Related Party Transactions

Loans to Employees

In 1996, UPC loaned certain employees of UPC amounts for the exercise of the employees' stock options, taxes on options exercised, or both. These recourse loans bear interest at 5.0% per annum. The employees' liability to UPC is presented in the consolidated financial statements net of UPC's obligation to the employees under the plan. As of December 31, 1999 and 1998, the receivable from employees, including accrued interest totaled $12.2 and $10.1 million, respectively.

In September 1999, the Company loaned to Mr. Mark L. Schneider $0.7 million in connection with the purchase of his home. The loan bears interest at 15.0% per annum and is payable monthly. During 1999, Mr. M. Schneider paid $0.04 million in interest on the loan. The loan is secured by all vested options Mr. M. Schneider holds in the Company and its affiliates and by a right to a second mortgage on his home. Payment of the loan is due upon the earlier of the sale of the home or the date Mr. M. Schneider is no longer employed by United, UPC or any affiliate. If Mr. M. Schneider defaults on the loan, the Company has a power of attorney that allows it to exercise the relevant number of stock options and sell the shares in satisfaction of Mr. M. Schneider's obligation and the Company can also execute a second mortgage.

Acquisition of Interest in Princes Holdings and Tara

In November 1998, UPC purchased from RCL, an entity owned by a discretionary trust for the benefit of certain members of the family of John Riordan, a director of United, a 5.0% interest in Tara and a 5.0% interest in Princes Holdings. The aggregate purchase price for these interests was approximately $6.0 million. The parties agreed the purchase price would be paid in cash. Subsequently, RCL elected to receive shares of Class A Common Stock of United. The Company paid such purchase price by delivering to RCL 769,062 restricted shares of Class A Common Stock held by UPC.

19. Subsequent Events

UPC Senior Notes and Senior Discount Notes

In January 2000, UPC completed a $1.6 billion bond offering consisting of $600.0 million and (Euro) 200.0 million of ten-year 11.25% Senior Notes due 2010, $300.0 million of ten-year 11.5% Senior Notes due 2010 and $1.0 billion aggregate principal amount of ten-year 13.75% Senior Discount Notes due 2010. The Senior Discount Notes were sold at 51.2% of the face amount yielding gross proceeds of $512.0 million and will accrue but not pay interest until 2005.

Acquisition of Intercomm France Holding S.A.

In February 2000, UPC acquired Intercomm France Holding S.A. for (Euro) 36.0 ($36.2) million in cash and shares in UPC France. Following the transaction, UPC controls 92.0% of UPC France.

                             UnitedGlobalCom, Inc.

Acquisition of Tebecai Cable System

In February 2000, UPC acquired 100% of Tebecai, a cable system based in the east of Holland, for (Euro) 71.2 ($71.6) million.

UPC Stock Split

In March 2000, at an extraordinary general meeting of shareholders, shareholders of UPC approved an amendment to UPC's Articles of Association to effect a three-for-one stock split. All share and per share amounts in the accompanying notes to the consolidated financial statements have been adjusted to reflect this stock split.

Acquisition of ElTele Ostfold and Vestfold

In March 2000, UPC acquired 100% of the equity of ElTele Ostfold and Vestfold from certain energy companies in Norway for (Euro)39.7 ($39.9) million.

Acquisition of Additional Interest in SBS

In February 2000, UPC acquired an additional 10.2% of SBS for (Euro)162.5 ($163.5) million, increasing its ownership to 23.5%.

Acquisition of ENECO Cable System

In March 2000, UPC acquired K&T Group, the cable interests of N.V. ENECO, for consideration of (Euro)1.2 ($1.2) billion. K&T owns and operates cable networks in Rotterdam, Dordrecht and the surrounding municipalities in The Netherlands.

Austar United Public Offering

On March 29, 2000, Austar United announced the sale of 20.0 million shares to the public at A$8.50 ($5.15) per share for gross proceeds to the Company of A$170.0 ($103.0) million.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To UnitedGlobalCom, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of UnitedGlobalCom, Inc. included in this Form 10-K and have issued our report thereon dated March 29, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Denver, Colorado
March 29, 2000

                             UnitedGlobalCom, Inc.

                                  PARENT ONLY
                                   SCHEDULE I
                   Condensed Financial Position of Registrant
                             (Stated in thousands)

                                                            As of
                                                         December 31,
                                                    -----------------------
                                                       1999        1998
                                                    ----------  -----------
                      ASSETS
Current assets
 Cash and cash equivalents........................  $  880,653  $     7,553
 Restricted cash..................................         475          450
 Short-term liquid investments....................     354,710       38,367
 Costs to be reimbursed by affiliated companies,
  net.............................................      14,163       17,430
 Management fee receivables from related parties..       1,800          --
 Other receivables................................         709        1,354
 Other current assets, net........................       7,400        1,267
                                                    ----------  -----------
 Total current assets.............................   1,259,910       66,421
Notes receivable from wholly-owned subsidiaries,
 including accrued interest ......................     447,011      200,005
Marketable equity securities and other
 investments......................................       2,000          --
Investments in affiliates, accounted for under the
 equity method, net...............................     630,797          --
Property, plant and equipment, net of accumulated
 depreciation of $934 and $917, respectively......       2,268        2,325
Deferred financing costs, net of accumulated
 amortization of $4,628 and $1,772, respectively..      29,052       18,133
Other assets, net.................................          76           74
                                                    ----------  -----------
 Total assets.....................................  $2,371,114  $   286,958
                                                    ==========  ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
 Accounts payable.................................  $    6,444  $       264
 Accrued liabilities..............................       7,450        1,817
 Losses recognized in excess of investment in
  unconsolidated subsidiaries.....................         --       319,253
                                                    ----------  -----------
 Total current liabilities........................      13,894      321,334
Senior discount notes.............................   1,215,994      893,003
                                                    ----------  -----------
 Total liabilities................................   1,229,888    1,214,337
                                                    ----------  -----------
Preferred stock, $0.01 par value, 3,000,000 shares
 authorized, stated at liquidation value:
 Series A Convertible Preferred Stock, 0 and
  132,144 shares issued and outstanding,
  respectively....................................         --        26,086
                                                    ----------  -----------
 Series B Convertible Preferred Stock, 116,185 and
  139,031 shares issued and outstanding,
  respectively....................................      26,920       30,200
                                                    ----------  -----------
Stockholders' equity (deficit):
 Class A Common Stock, $0.01 par value,
  210,000,000 shares authorized, 81,574,815 and
  61,349,990 shares issued and outstanding,
  respectively....................................         816          614
 Class B Common Stock, $0.01 par value, 30,000,000
  shares authorized 19,323,940 and 19,831,760
  shares issued and outstanding, respectively.....         193          198
 Series C Convertible Preferred Stock, 425,000
  shares authorized, 425,000 and 0 shares issued
  and outstanding, respectively...................     410,125          --
 Series D Convertible Preferred Stock, 287,500
  shares authorized, 287,500 and 0 shares issued
  and outstanding, respectively...................     268,773          --
 Additional paid-in capital.......................   1,416,635      378,191
 Deferred compensation............................    (119,996)        (679)
 Treasury stock, at cost, 5,569,240 shares of
  Class A Common Stock............................     (29,061)     (29,061)
 Accumulated deficit..............................    (621,941)  (1,241,986)
 Other cumulative comprehensive loss..............    (211,238)     (90,942)
                                                    ----------  -----------
 Total stockholders' equity (deficit).............   1,114,306     (983,665)
                                                    ----------  -----------
 Total liabilities and stockholders' equity
  (deficit).......................................  $2,371,114  $   286,958
                                                    ==========  ===========

                             UnitedGlobalCom, Inc.

                                  PARENT ONLY
                                   SCHEDULE I
            Condensed Information as to the Operations of Registrant
                             (Stated in thousands)

                                          For the Year For the Ten  For the Year
                                             Ended     Months Ended    Ended
                                          December 31, December 31, February 28,
                                              1999         1998         1998
                                          ------------ ------------ ------------
Revenue.................................   $   5,077    $     --     $     452
Corporate general and administrative
 expense................................        (168)      (1,698)        (983)
Depreciation and amortization...........        (379)        (278)        (366)
                                           ---------    ---------    ---------
    Operating loss......................       4,530       (1,976)        (897)
Interest income.........................      17,440        5,051        5,006
Interest income, related parties, net...      32,941       13,727        7,443
Interest expense........................    (116,908)     (76,364)      (6,228)
Provision for losses on investment
 related costs..........................         --           255         (451)
Other expense, net......................      (3,155)        (156)        (202)
                                           ---------    ---------    ---------
    (Loss) income before other items....     (65,152)     (59,463)       4,671
Share in results of affiliates, net.....     701,470     (486,069)    (347,203)
                                           ---------    ---------    ---------
    Net income (loss)...................   $ 636,318    $(545,532)   $(342,532)
                                           =========    =========    =========
Foreign currency translation
 adjustments............................   $(127,154)   $ (24,713)   $ (50,274)
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)
   arising during period................       6,858         (505)      (1,593)
  Reclassification adjustment for losses
   included in net income...............         --           --         8,013
                                           ---------    ---------    ---------
    Comprehensive income (loss).........   $ 516,022    $(570,750)   $(386,386)
                                           =========    =========    =========

                             UnitedGlobalCom, Inc.

                                  PARENT ONLY
                                   SCHEDULE I
              Condensed Information as to Cash Flows of Registrant
                             (Stated in thousands)

                                          For the Year For the Ten  For the Year
                                             Ended     Months Ended    Ended
                                          December 31, December 31, February 28,
                                              1999         1998         1998
                                          ------------ ------------ ------------
Cash flows from operating activities:
Net loss................................   $  636,318   $(545,532)   $(342,532)
Adjustments to reconcile net loss to net
 cash flows from operating activities:
 Share in results of affiliates, net....     (701,470)    486,069      347,203
 Allocation of general, administrative
  and other expenses accounted for as a
  net capital contribution..............      (12,147)    (12,487)     (23,232)
 Depreciation and amortization..........          379         279          366
 Accretion of interest on senior notes
  and amortization of deferred financing
  costs.................................      116,908      76,365        6,212
 Provision for losses on marketable
  equity securities and investment
  related costs.........................          --          --           451
 (Increase) decrease in other assets....      (16,781)     (8,813)        (157)
 (Decrease) increase in accounts
  payable, accrued liabilities and
  other.................................       12,279         963       (2,582)
                                           ----------   ---------    ---------
 Net cash flows from operating
  activities............................       35,486      (3,156)     (14,271)
                                           ----------   ---------    ---------
Cash flows from investing activities:
 Purchase of short-term liquid
  investments...........................     (447,387)   (145,678)     (77,668)
 Proceeds from sale of short-term liquid
  investments...........................      131,044     128,717      107,982
 Restricted cash and short-term
  investments released..................          (25)        385          765
 Payoff of debt recorded at subsidiary
  level by parent--recorded as deemed
  capital contribution to subsidiary....          --          --      (531,800)
 Investments in affiliates and other
  investments...........................      (59,163)    (69,412)    (169,333)
 Increase in notes receivable from
  affiliates............................     (247,006)   (147,333)         --
 Payments on note receivable from
  affiliates............................          --          --        37,500
 Capital expenditures...................         (426)        (56)      (1,841)
 Distribution received from affiliated
  company...............................          --          --       123,230
 Acquisition, transaction and
  development costs and other...........        3,266      (4,207)      (2,676)
                                           ----------   ---------    ---------
 Net cash flows from investing
  activities............................     (619,697)   (237,584)    (513,841)
                                           ----------   ---------    ---------
Cash flows from financing activities:
 Proceeds from offering of senior notes
  and senior discount notes.............      208,939         --       812,200
 Deferred financing costs...............      (13,779)       (409)     (19,495)
 Issuance of common stock in connection
  with public offerings, net of
  financing costs.......................    1,212,977       7,402          --
 Issuance of common stock in connection
  with Company's stock option plan......       27,547       4,789          796
 Issuance of warrants...................       21,627         --           --
 Payments made on payable to affiliate,
  net...................................          --          --       (76,782)
                                           ----------   ---------    ---------
 Net cash flows from financing
  activities............................    1,457,311      11,782      716,719
                                           ----------   ---------    ---------
Increase (decrease) in cash and cash
 equivalents............................      873,100    (228,958)     188,607
Cash and cash equivalents, beginning of
 period.................................        7,553     236,511       47,904
                                           ----------   ---------    ---------
Cash and cash equivalents, end of
 period.................................   $  880,653   $   7,553    $ 236,511
                                           ==========   =========    =========
Non-cash investing and financing
 activities:
 Issuance of preferred stock utilized in
  purchase of Australian investments....   $      --    $  29,544    $     --
                                           ==========   =========    =========
 Non-cash issuance of warrants by
  subsidiary to purchase subsidiary
  stock.................................   $      --    $     --     $   3,678
                                           ==========   =========    =========
Supplemental cash flow disclosure:
 Cash received for interest.............   $   12,205   $   5,003    $   5,318
                                           ==========   =========    =========

                             UnitedGlobalCom, Inc.

                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II
                    (In thousands of United States Dollars)

                           Balance at                                        Balance at
                          Beginning of Charged to                              End of
      Description            Period     Expense   Acquisitions Deductions(1)   Period
------------------------  ------------ ---------- ------------ ------------- ----------
Allowance for doubtful
 subscriber receivables:
  Year ended December
   31, 1999.............     5,482       11,199      23,041       (11,914)     27,808
  Ten months ended
   December 31, 1998....     3,191        2,470       1,201        (1,380)      5,482
  Year ended February
   28, 1998.............       --           186       3,191          (186)      3,191
Allowance for costs to
 be reimbursed:
  Year ended December
   31, 1999.............       --         3,316         --             (3)      3,313
  Ten months ended
   December 31, 1998....     1,094           55         --         (1,149)        --
  Year ended February
   28, 1998.............     2,369          626         --         (1,901)      1,094
Allowance for
 investments in
 affiliates:
  Year ended December
   31, 1999.............     4,384          --          --         (4,384)        --
  Ten months ended
   December 31, 1998....       --         4,384         --            --        4,384
  Year ended February
   28, 1998.............     2,147          --          --         (2,147)        --

--------
(1) Represents uncollectible balances written off to the allowance account and the effect of currency translation adjustments.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To UnitedGlobalCom, Inc.:

We have audited the accompanying consolidated balance sheets of United International Properties, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, parent's deficit and cash flows for the year ended December 31, 1999, the ten months ended December 31, 1998 (see Note 2) and for the year ended February 28, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of other auditors, provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United International Properties, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999, the ten months ended December 31, 1998 and the year ended February 28, 1998, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Denver, Colorado
March 29, 2000

                     UNITED INTERNATIONAL PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
           (Stated in thousands, except share and per share amounts)

                                                             As of
                                                          December 31,
                                                      ---------------------  ---
                                                         1999       1998
                                                      ----------  ---------
                       ASSETS
Current assets
 Cash and cash equivalents..........................  $   13,382  $  12,409
 Restricted cash....................................         500        753
 Short-term liquid investments......................     274,979      3,131
 Subscriber receivables, net of allowance for
  doubtful accounts of $10,949 and $634,
  respectively......................................      23,154      6,970
 Costs to be reimbursed by affiliated companies,
  net...............................................         --         280
 Other receivables, including related party
  receivables of $957 and $2,064, respectively......      45,283      2,997
 Inventory..........................................      16,176     12,617
 Deferred taxes.....................................       2,119        --
 Other current assets, net..........................      18,109      6,231
                                                      ----------  ---------
 Total current assets...............................     393,702     45,388
Investments in affiliates, accounted for under the
 equity method, net.................................      65,142    175,281
Property, plant and equipment, net of accumulated
 depreciation of $286,261 and $153,860,
 respectively.......................................     460,469    130,071
Goodwill and other intangible assets, net of
 accumulated amortization of $35,539 and $18,989,
 respectively.......................................     317,041     65,130
Deferred financing costs, net of accumulated
 amortization of $6,460 and $3,237, respectively....      23,304     11,675
Deferred taxes......................................       3,698        --
Other assets, net...................................      10,301      4,610
                                                      ----------  ---------
 Total assets.......................................  $1,273,657  $ 432,155
                                                      ==========  =========
          LIABILITIES AND PARENT'S DEFICIT
Current liabilities
 Accounts payable, including related party payables
  of $9,959 and $2,291, respectively................  $   60,259  $  11,679
 Accrued liabilities................................      41,538     34,165
 Short-term debt....................................       9,033     59,875
 Current portion of senior discount notes and other
  long-term debt....................................       1,574      2,601
 Other current liabilities..........................      10,567      3,524
                                                      ----------  ---------
 Total current liabilities..........................     122,971    111,844
Notes payable to parent.............................     446,288    107,396
Senior discount notes and senior notes..............     407,945    356,640
Other long-term debt................................     437,671     68,086
Deferred compensation...............................       1,793        --
Deferred taxes......................................       1,013        --
Other long-term liabilities, including due to parent
 of $1,322 and $575, respectively...................       5,470      3,016
                                                      ----------  ---------
 Total liabilities..................................   1,423,151    646,982
                                                      ----------  ---------
Minority interests in subsidiaries..................      78,279      4,983
                                                      ----------  ---------
Parent's deficit:
 Common Stock, $0.01 par value, 1,000 shares
  authorized, 100 and 100 shares issued and
  outstanding, respectively, (pledged as collateral
  under parent's senior discount notes).............         --         --
 Additional paid-in capital.........................     718,517    615,712
 Deferred compensation..............................     (18,343)       --
 Accumulated deficit................................    (843,672)  (770,620)
 Other cumulative comprehensive loss................     (84,275)   (64,902)
                                                      ----------  ---------
 Total parent's deficit.............................    (227,773)  (219,810)
                                                      ----------  ---------
Commitments and contingencies (Notes 13 and 14)
 Total liabilities and parent's deficit.............  $1,273,657  $ 432,155
                                                      ==========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Stated in thousands)

                                         For the Year For the Ten  For the Year
                                            Ended     Months Ended    Ended
                                         December 31, December 31, February 28,
                                             1999         1998         1998
                                         ------------ ------------ ------------
Revenue................................   $ 245,825    $  81,781    $  88,644
System operating expense...............    (147,973)     (65,688)     (62,886)
System selling, general and
 administrative expense................     (88,460)     (48,825)     (59,385)
Corporate general and administrative
 expense...............................     (36,381)     (14,790)     (20,250)
Depreciation and amortization..........    (137,893)     (82,217)     (85,204)
                                          ---------    ---------    ---------
    Operating loss.....................    (164,882)    (129,739)    (139,081)
Gain on issuance of common equity
 securities by subsidiaries............     248,361          --           --
Interest income, including related
 party income of $561, $497 and $302,
 respectively..........................       7,340        1,973        2,568
Interest expense.......................     (88,579)     (48,339)    (116,015)
Interest expense, related party........     (31,222)      (7,536)      (7,063)
Provision for losses on marketable
 equity securities and investment
 related costs.........................      (7,127)      (6,810)     (14,342)
Gain on sale of investments in
 affiliates............................         --           --        90,020
Foreign currency exchange (loss) gain..     (25,787)      (1,657)      (1,411)
Other expense, net.....................        (406)      (2,239)      (3,550)
                                          ---------    ---------    ---------
    Loss before income taxes and other
     items.............................     (62,302)    (194,347)    (188,874)
Income tax expense.....................      (2,091)         --           --
Minority interests in subsidiaries.....      14,540          617        1,685
Share in results of affiliates, net....     (23,199)     (28,487)     (26,771)
                                          ---------    ---------    ---------
    Net loss before extraordinary
     charge............................     (73,052)    (222,217)    (213,960)
Extraordinary charge for early
 retirement of debt....................         --           --       (79,091)
                                          ---------    ---------    ---------
    Net loss...........................   $ (73,052)   $(222,217)   $(293,051)
                                          =========    =========    =========
Foreign currency translation
 adjustments...........................   $ (20,172)   $ (20,911)   $ (38,401)
Unrealized gains (losses) on
 securities:
  Unrealized holding gains (losses)
   arising during period...............         799         (505)      (1,593)
  Reclassification adjustment for
   losses included in net income.......         --           --         8,013
                                          ---------    ---------    ---------
    Comprehensive loss.................   $ (92,425)   $(243,633)   $(325,032)
                                          =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.

                  CONSOLIDATED STATEMENTS OF PARENT'S DEFICIT
                  (Stated in thousands, except share amounts)

                                                                                Other
                          Common Stock  Additional                           Cumulative
                          -------------  Paid-In     Deferred   Accumulated Comprehensive
                          Shares Amount  Capital   Compensation   Deficit       Loss        Total
                          ------ ------ ---------- ------------ ----------- ------------- ---------
Balances, February 28,
 1997...................   100     --    $ 65,488    $    --     $(221,939)   $(11,505)   $(167,956)
Issuance of warrants to
 purchase common stock
 of subsidiary..........   --      --       3,678         --           --          --         3,678
Gain on sale of stock by
 subsidiary.............   --      --       7,614         --           --          --         7,614
Payoff of debt recorded
 at subsidiary level by
 parent--recorded as
 deemed capital
 contribution...........   --      --     531,800         --           --          --       531,800
Capital distribution to
 parent, net............   --      --     (98,621)        --           --          --       (98,621)
Net loss................   --      --         --          --      (293,051)        --      (293,051)
Change in unrealized
 gain (loss) on
 available-for-sale
 securities, net........   --      --         --          --           --       (1,593)      (1,593)
Provision for loss on
 available-for-sale
 securities.............   --      --         --          --           --        8,013        8,013
Change in cumulative
 translation
 adjustments............   --      --         --          --           --      (38,401)     (38,401)
                           ---    ----   --------    --------    ---------    --------    ---------
Balances, February 28,
 1998...................   100     --     509,959         --      (514,990)    (43,486)     (48,517)
Cash contributions from
 parent.................   --      --      65,982         --           --          --        65,982
Non-cash contributions
 from parent............   --      --      39,767         --           --          --        39,767
Distribution of net
 investment in
 subsidiaries to parent,
 at cost................   --      --           4         --           --          --             4
Elimination of
 historical two month
 reporting difference
 due to change in fiscal
 year end...............   --      --         --          --       (33,413)        --       (33,413)
Net loss................   --      --         --          --      (222,217)        --      (222,217)
Change in unrealized
 gain (loss) on
 available-for-sale
 securities, net........   --      --         --          --           --         (505)        (505)
Change in cumulative
 translation
 adjustments............   --      --         --          --           --      (20,911)     (20,911)
                           ---    ----   --------    --------    ---------    --------    ---------
Balances, December 31,
 1998...................   100     --     615,712         --      (770,620)    (64,902)    (219,810)
Net loss................   --      --         --          --       (73,052)        --       (73,052)
Cash contributions from
 parent.................   --      --      59,163         --           --          --        59,163
Non-cash contributions
 from parent............   --      --       2,759         --           --          --         2,759
Equity transactions of
 subsidiaries...........   --      --      40,883     (40,883)         --          --           --
Amortization of deferred
 compensation...........   --      --         --       22,540          --          --        22,540
Change in cumulative
 translation............   --      --         --          --           --      (20,172)     (20,172)
Change in unrealized
 gain on available-for-
 sale securities........   --      --         --          --           --          799          799
                           ---    ----   --------    --------    ---------    --------    ---------
Balances, December 31,
 1999...................   100    $--    $718,517    $(18,343)   $(843,672)   $(84,275)   $(227,773)
                           ===    ====   ========    ========    =========    ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Stated in thousands)

                                          For the Year For the Ten  For the Year
                                             Ended     Months Ended    Ended
                                          December 31, December 31, February 28,
                                              1999         1998         1998
                                          ------------ ------------ ------------
Cash flows from operating activities:
Net loss................................   $ (73,052)   $(222,217)   $(293,051)
Elimination of historical two month
 reporting difference due to change in
 fiscal year............................         --       (33,413)         --
Adjustments to reconcile net loss to net
 cash flows from operating activities:
 Gain on issuance of common equity
  securities by subsidiaries............    (248,361)         --           --
 Extraordinary charge for early
  retirement of debt....................         --           --        79,091
 Share in results of affiliates, net....      18,340       34,423       27,860
 Allocation of general, administrative
  and other expenses accounted for as a
  net contribution of capital by
  parent................................       8,752        7,899       15,910
 Minority interests in subsidiaries.....     (14,540)        (617)      (1,685)
 Depreciation and amortization..........     137,893       99,703       85,204
 Accretion of interest on senior notes
  and amortization of deferred financing
  costs.................................      57,681       49,798      104,311
 Stock-based compensation expense.......      21,507        2,669          --
 Gain on sale of investments in
  affiliates............................         --           --       (90,020)
 Provision for losses on marketable
  equity securities and investment
  related costs.........................       7,127        6,342       14,342
 Increase in receivables, net...........     (13,368)      (3,395)      (4,128)
 Decrease (increase) in other assets....       9,898       (8,723)       7,471
 Increase in accounts payable, accrued
  liabilities and other.................      60,776       26,969        9,905
                                           ---------    ---------    ---------
 Net cash flows from operating
  activities............................     (27,347)     (40,562)     (44,790)
                                           ---------    ---------    ---------
Cash flows from investing activities:
 Purchase of short-term liquid
  investments...........................    (273,184)      (3,923)     (16,988)
 Proceeds from sale of short-term liquid
  investments...........................       9,172       13,117       23,303
 Restricted cash released (deposited),
  net...................................         344        7,943       (9,115)
 Investments in affiliates and other
  investments...........................     (19,490)     (38,346)     (64,540)
 Proceeds from sale of investments in
  affiliated companies..................         --           --       211,125
 New acquisitions, net of cash
  acquired..............................    (272,888)      (9,881)         --
 Capital expenditures...................    (181,519)     (75,454)    (106,776)
 Increase in notes receivable and
  other.................................     (30,324)         953      (14,536)
                                           ---------    ---------    ---------
 Net cash flows from investing
  activities............................    (767,889)    (105,591)      22,473
                                           ---------    ---------    ---------
Cash flows from financing activities:
 Issuance of common stock by
  subsidiaries, net.....................     292,784          --           --
 Issuance of common stock in connection
  with subsidiaries stock option plans..         807          --           --
 Proceeds from offering of senior notes
  and senior discount notes.............         --           --        29,925
 Retirement of existing senior notes....        (435)         --           --
 Proceeds from short-term and long-term
  borrowings............................     290,928       39,519      233,210
 Deferred financing costs...............      (8,014)        (486)     (11,373)
 Repayments of short-term and long-term
  borrowings............................    (154,185)     (30,183)    (119,114)
 Capital contribution from (distribution
  to) parent............................      59,193       65,982     (123,230)
 Payments received on receivable from
  parent, net...........................         --           --        76,782
 Proceeds from (payment on) note payable
  to parent.............................     315,035       60,865      (37,500)
 Payment of sellers notes...............         --           --       (46,351)
 Cash contributed from minority interest
  partners..............................       2,971          --        22,042
                                           ---------    ---------    ---------
 Net cash flows from financing
  activities............................     799,084      135,697       24,391
                                           ---------    ---------    ---------
Effect of exchange rates on cash........      (2,875)         101         (190)
                                           ---------    ---------    ---------
Increase (decrease) in cash and cash
 equivalents............................         973      (10,355)       1,884
Cash and cash equivalents, beginning of
 period.................................      12,409       22,764       20,880
                                           ---------    ---------    ---------
Cash and cash equivalents, end of
 period.................................   $  13,382    $  12,409    $  22,764
                                           =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.

                             (Stated in thousands)

                                         For the Year For the Ten  For the Year
                                            Ended     Months Ended    Ended
                                         December 31, December 31, February 28,
                                             1999         1998         1998
                                         ------------ ------------ ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest................  $  20,642     $  6,223     $  7,497
                                          =========     ========     ========
  Cash received for interest............  $   3,179     $    558     $  2,376
                                          =========     ========     ========
  Seller notes for purchase of Argentine
   systems..............................  $     --      $    --      $ 52,061
                                          =========     ========     ========
Acquisition of remaining interest in
 VTR:
  Working capital.......................  $ (10,381)    $    --      $    --
  Property, plant and equipment.........   (203,154)         --           --
  Goodwill and other intangible assets..   (244,981)         --           --
  Other long-term assets................    (14,685)         --           --
  Elimination of equity investment in
   Chilean joint venture................     69,381          --           --
  Long-term liabilities.................    145,641          --           --
                                          ---------     --------     --------
    Total cash paid.....................   (258,179)         --           --
  Cash acquired.........................      5,498          --           --
                                          ---------     --------     --------
    Net cash paid.......................  $(252,681)    $    --      $    --
                                          =========     ========     ========
Deconsolidation of New Zealand
 subsidiary:
  Working capital.......................  $  10,162     $  4,159     $    --
  Property, plant and equipment.........    (80,656)     (26,484)         --
  Elimination of investment in Saturn...     21,974          --           --
  Goodwill and other intangible assets..     (5,737)      (2,805)         --
  Notes payable and other debt..........     54,870        3,833          --
  Minority interest.....................        --        11,416          --
                                          ---------     --------     --------
    Total cash relinquished.............  $     613     $ (9,881)    $    --
                                          =========     ========     ========
Sale of Argentine Cable Systems:
  Working capital, net of cash
   relinquished of $2,133...............  $     --      $    --      $ (3,319)
  Investments in affiliated companies...        --           --        83,535
  Property, plant and equipment and
   other long-term assets...............        --           --         4,560
  Goodwill and other intangible assets..        --           --        60,727
  Sellers notes (assumed by the
   buyers)..............................        --           --       (24,398)
  Gain on sale..........................        --           --        90,020
                                          ---------     --------     --------
    Cash received from sale.............  $     --      $    --      $211,125
                                          =========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

United International Properties, Inc. ("UIPI" or the "Company"), a wholly-owned subsidiary of UnitedGlobalCom, Inc. ("United") was formed on September 21, 1994 in connection with the transaction contemplated by United's offering of 14% senior discount notes (the "Old Notes").

Under United's offering of the Old Notes, United contributed to UIPI, United's interests in certain operating properties and early stage projects in Latin America and Asia/Pacific. UIPI will hold all of United's future investments and development projects in Latin America and Asia/Pacific. The accompanying financial statements have been prepared on a basis of reorganization accounting as though UIPI had performed all foreign development activities and made all acquisitions of the foreign multi-channel television interests in Latin America and Asia/Pacific since inception. UIPI reflected all of the transfers from United as a capital contribution from parent in the accompanying consolidated financial statements.

The following chart presents a summary of the Company's significant investments in telecommunications as of December 31, 1999.

                                    United

                                  100%
                                     UIPI


                        -------------------------------
                   100%                                 100%

          United Asia/Pacific             United Latin America, Inc.
          Communications, Inc.                     ("ULA")
                ("UAP")*


                   100%

                                          Brazil:
       United Australia/Pacific,          TV Show Brasil    100.0%
                  Inc.                    Jundiai            46.3%
             ("United A/P")               Chile:

                                          VTR               100.0%

                                          Mexico:
                  75.4%                   Megapo             49.0%(1)
                                          Peru:
             Austar United                Cable Star         62.2%
         Communications Limited           Latin American Programming:
           ("Austar United")              MGM Networks LA    50.0%


           Australia:
            Austar             100.0%
            XYZ Entertainment   50.0%
           New Zealand:
            Saturn             100.0%


           * Other UAP

           China:
            Hunan International
            TV                  49.0%
           Philippines:
            Pilipino Cable
            Corporation         19.6%
--------
(1) In January 2000, ULA purchased an additional 41.3% interest in Megapo for $22.8 million.

                     UNITED INTERNATIONAL PROPERTIES, INC.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those subsidiaries for which the Company consolidated the results of operations for only a portion of the fiscal year ended December 31, 1999:

                        Effective Date
   Entity              of Consolidation                 Reason
   ------              ----------------                 ------
   VTR................  May 1, 1999     Acquisition of remaining 66.0% interest
   Saturn(1)..........  August 1, 1999  Acquisition of remaining 35.0% interest

  --------
  (1) The company consolidated the results of operations of Saturn from July 1, 1996 to December 31, 1997. Effective January 1, 1998 the Company discontinued consolidating the results of operations of Saturn because of certain minority shareholders' rights.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year-End

Prior to the ten months ended December 31, 1998, the Company's fiscal year-end was February 28, and it accounted for its share of the income or loss of its operating companies based on the calendar year results of each operating company. This created a two month delay in reporting the operating company results in the Company's consolidated results for its fiscal year-end. On February 24, 1999, the Company changed its fiscal year-end from the last day in February to the last day in December, effective December 31, 1998. To effect the transaction to the new fiscal year end, the combined results of operations of the operating companies for January and February 1998, a loss of $33.4 million, has been reported as a one-time adjustment to retained deficit as of March 1, 1998 in the consolidated statement of parent's deficit. Consequently, the consolidated statement of operations presents the consolidated results of the Company and its subsidiaries for the ten months ended December 31, 1998. For comparative purposes, the Company's consolidated revenue, net operating loss and net loss were $74.4 million, $115.3 million and $173.2 million, respectively, for the ten months ended December 31, 1997, and the Company's consolidated revenue, net operating loss and net loss were $95.5 million, $148.3 million and $255.6 million, respectively for the year ended December 31, 1998.

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

                     UNITED INTERNATIONAL PROPERTIES, INC.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Investments in Affiliates, Accounted for under the Equity Method

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

The economic lives of property, plant and equipment at acquisition are as follows:

   Cable distribution networks....................................... 3-20 years
   Subscriber premises equipment and converters...................... 3-10 years
   MMDS/DTH distribution facilities.................................. 5-20 years
   Office equipment, furniture and fixtures.......................... 3-10 years
   Buildings and leasehold improvements.............................. 3-33 years
   Other............................................................. 3-10 years

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

                     UNITED INTERNATIONAL PROPERTIES, INC.

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

Revenue Recognition

Revenue is primarily derived from the sale of multi-channel television, telephony and internet/data services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of subscriber receivables. Concentrations of credit risk with respect to subscriber receivables are limited due to the Company's large number of customers and their dispersion across many different countries worldwide.

Staff Accounting Bulletin No. 51 ("SAB 51") Accounting Policy

Gains realized as a result of stock sales by the Company's subsidiaries are recorded in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

Stock-Based Compensation

Stock-based compensation is recognized using the intrinsic value method, which results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. Austar United and ULA have adopted stock-based compensation plans for their employees. With respect to certain of these plans, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock.

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future income tax consequences of transactions which have

                     UNITED INTERNATIONAL PROPERTIES, INC.

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

Foreign Operations and Foreign Exchange Rate Risk

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of parent's deficit and are included in Other Cumulative Comprehensive Loss.

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

New Accounting Principles

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the effect of this new standard.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Views on Selected Revenue Recognition Issues" ("SAB 101"), which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is effective for the second quarter of 2000. The Company is currently assessing the effect of SAB 101.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

                     UNITED INTERNATIONAL PROPERTIES, INC.

3. Acquisitions and Other

VTR Acquisition

On April 29, 1999, an indirect wholly owned subsidiary of ULA acquired a 66.0% interest in VTR, a company that provides telephone and multi-channel television services to the greater Santiago, Chile area (the "VTR Acquisition"). This acquisition, combined with the interest in VTR that is owned by another indirect wholly owned subsidiary of the Company, gives the Company an indirect 100% interest in VTR. The purchase price for the 66.0% interest in VTR was approximately $258.2 million in cash. In addition, the Company provided capital for VTR to prepay approximately $125.8 million of existing bank indebtedness and a promissory note from the Company to one of the other shareholders of VTR.

Restructuring of United A/P Assets and Austar United Initial Public Offering

In June 1999, the Company's interest in Austar, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United acquired from SaskTel its 35.0% interest in Saturn in exchange for approximately 13.7 million of Austar United's shares, thereby increasing Austar United's ownership interest in Saturn from 65.0% to 100%. In addition, Austar United successfully completed an initial public offering selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at Australian dollar ("A$")4.70 ($3.03) per share of A$486.5 ($313.6) million and A$453.6 ($292.8) million, respectively. Based on the carrying value of the Company's investment in Austar United as of July 27, 1999, United recognized a gain of $248.4 million from the resulting step-up in the carrying amount of United's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely. Austar United's offering reduced the Company's ownership interest from 100% to approximately 75.5%. As a result of employee stock option exercises subsequent to the initial public offering date, the Company's ownership interest in Austar United decreased to 75.4% as of December 31, 1999. Including all stock options granted to employees that were vested as of December 31, 1999, the Company's ownership interest in Austar United on a fully-diluted basis is approximately 73.7%.

MGM Networks LA

In May 1998, ULA entered into a joint venture with a division of Metro-Goldwyn-Mayer, Inc. ("MGM") to form MGM Networks LA. Under the terms of the joint venture, ULA contributed its 100% interest in a Latin American programming venture for a 50.0% interest in MGM Networks LA, and MGM acquired a 50.0% interest in MGM Networks LA by contributing its Brazil channel (MGM Gold Brazil) and committing to fund the first $9.9 million ($6.7 million of which was funded at closing) required by MGM Networks LA. MGM Networks LA has also entered into a trademark license agreement with MGM for the use of the MGM brand name and also into a program license agreement to acquire programming from MGM.

Austar

In July 1998, Austar acquired certain Australian pay television assets of East Coast Television Pty Limited ("ECT"), an affiliate of Century Communications Corporation ("Century"), for $6.1 million of the Company's newly-created Series B Convertible Preferred Stock. ECT's subscription television business includes subscribers and certain MMDS licenses and transmission equipment serving the areas in and around Newcastle, Gossford, Wollongong and Tasmania, Australia.

XYZ Entertainment

In September 1998, UAP acquired the Australian programming assets held by Century, consisting of Century's 25.0% interest in XYZ Entertainment, a programming company that owns and/or distributes five channels to the Australian multi-channel marketplace, increasing its ownership to a total of 50.0% in XYZ Entertainment. The purchase price consisted of $1.2 million in cash and $23.4 million of the Company's Series B Preferred Stock.

                     UNITED INTERNATIONAL PROPERTIES, INC.

TV Show Brasil

In October 1998, ULA increased its ownership interest in TV Show Brasil from 45.0% to 100% for $11.4 million, half of which was paid in cash, with the remainder financed by the seller.

Cable Star

In October 1998, ULA and Arequipa Cable Vision ("ACV") each contributed their Peruvian multi-channel television assets to Cable Star, with ULA receiving 60.0% of the outstanding shares of Cable Star and the former shareholders of ACV receiving the other 40.0%.

Argentina

In October 1997, the Company completed the sale of all of its cable television assets in Argentina, including the regions of Bahia Blanca, Comodoro, Trelew and Santa Fe (the "Argentina Transaction"). The sale price for Bahia Blanca, Comodoro, Trelew and Santa Fe collectively was $268.2 million, of which $25.3 million consisted of remaining notes payable to sellers from the original acquisitions. From this net sales price of $242.9 million, $29.6 million was paid directly by the buyers to other minority interest stockholders, resulting in net proceeds to the Company of approximately $211.1 million. The payment was received in full in cash. The Company recognized a gain on the transaction of $90.0 million.

Tara

In October 1997, Tara issued shares to third parties in exchange for consideration totaling $2.5 million, thereby diluting the Company's interest in Tara from 100% to 75.0%. A gain of $1.6 million recognized on the transaction was credited to additional paid-in capital in accordance with SAB 51.

Saturn

In July 1997, SaskTel Holdings (New Zealand), Inc. ("SaskTel") purchased a 35.0% equity interest in Saturn by investing New Zealand dollars ("NZ$")29.9 ($19.6) million directly into Saturn for its newly-issued shares, thereby reducing the Company's equity interest in Saturn to 65.0%. A gain of $6.0 million recognized on the transaction was credited to additional paid-in capital in accordance with SAB 51.

Pro Forma Financial Information for the Year Ended February 28, 1998

The following pro forma condensed consolidated operating results for the year ended February 28, 1998 gives effect to the Argentina Transaction as if it had occurred at the beginning of the period presented. This pro forma condensed consolidated financial information and notes thereto do not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such date. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                          For the Year Ended
                                                           February 28, 1998
                                                        ------------------------
                                                        Historical  Pro Forma(1)
                                                        ----------  ------------
                                                            (In thousands)
   Revenue............................................. $  88,644    $  71,017
                                                        =========    =========
   Net loss before extraordinary charge................ $(213,960)   $(295,469)
                                                        =========    =========
   Net loss............................................ $(293,051)   $(374,560)
                                                        =========    =========

  --------
  (1) Represents elimination of historical statement of operations balances for the Argentina systems and elimination of the gain recorded on the Argentina Transaction.

                     UNITED INTERNATIONAL PROPERTIES, INC.

4. Cash and Cash Equivalents, Restricted Cash and Short-Term Investments

                                              As of December 31, 1999
                                   ---------------------------------------------
                                                            Short-term
                                   Cash and Cash Restricted   Liquid
                                    Equivalents     Cash    Investments  Total
                                   ------------- ---------- ----------- --------
                                                  (In thousands)
   Cash...........................    $13,382       $500     $    --    $ 13,882
   Certificates of deposit........        --         --       271,041    271,041
   Commercial paper...............        --         --         1,054      1,054
   Corporate bonds................        --         --         1,005      1,005
   Government securities..........        --         --         1,879      1,879
                                      -------       ----     --------   --------
     Total........................    $13,382       $500     $274,979   $288,861
                                      =======       ====     ========   ========
                                              As of December 31, 1998
                                   ---------------------------------------------
                                                            Short-term
                                   Cash and Cash Restricted   Liquid
                                    Equivalents     Cash    Investments  Total
                                   ------------- ---------- ----------- --------
                                                  (In thousands)
   Cash...........................    $ 1,499       $753     $    --    $  2,252
   Certificates of deposit........        --         --           250        250
   Commercial paper...............     10,648        --         1,187     11,835
   Corporate bonds................        --         --           187        187
   Government securities..........        262        --         1,507      1,769
                                      -------       ----     --------   --------
     Total........................    $12,409       $753     $  3,131   $ 16,293
                                      =======       ====     ========   ========

                     UNITED INTERNATIONAL PROPERTIES, INC.

5. Investments in Affiliates, Accounted for under the Equity Method

                                                    As of December 31, 1999
                            ------------------------------------------------------------------------
                                                        Cumulative    Cumulative
                            Investments in Dividends Share in Results Translation Valuation
                              Affiliates   Received    of Affiliates  Adjustments Allowance  Total
                            -------------- --------- ---------------- ----------- --------- --------
                                                         (In thousands)
   Asia/Pacific:
     XYZ Entertainment.....    $ 44,306     $   --       $(18,564)     $  2,804    $   --   $ 28,546
     Pilipino Cable
      Corporation..........      14,950         --         (3,004)       (2,588)       --      9,358
     Hunan International
      TV...................       6,061         --         (2,477)           16        --      3,600
     Other.................         350         --            --            --         --        350
   Latin America:
     Megapo................      32,496      (1,408)       (1,618)       (9,382)       --     20,088
     MGM Networks LA(1)....      11,988         --        (11,988)          --         --        --
     Jundiai...............       6,032      (1,572)           72        (1,334)       --      3,198
     Other.................           2         --            --            --         --          2
                               --------     -------      --------      --------    -------  --------
       Total...............    $116,185     $(2,980)     $(37,579)     $(10,484)   $   --   $ 65,142
                               ========     =======      ========      ========    =======  ========

                                                    As of December 31, 1998
                            ------------------------------------------------------------------------
                                                        Cumulative    Cumulative
                            Investments in Dividends Share in Results Translation Valuation
                              Affiliates   Received    of Affiliates  Adjustments Allowance  Total
                            -------------- --------- ---------------- ----------- --------- --------
                                                         (In thousands)
   Europe:
     Iberian Programming...    $ 14,082     $   --       $ (7,418)     $    (25)   $   --   $  6,639
   Asia/Pacific:
     Saturn................      49,808         --        (23,138)       (2,881)       --     23,789
     XYZ Entertainment.....      44,306         --        (18,537)          111        --     25,880
     Pilipino Cable
      Corporation..........      11,673         --         (2,812)       (2,824)       --      6,037
     Hunan International
      TV...................       6,073         --         (2,435)           16        --      3,654
     Telefenua.............      18,599         --        (14,215)          --      (4,384)      --
     Other.................         350         --            --            --         --        350
   Latin America:
     VTR...................     112,052         --        (17,203)       (9,874)       --     84,975
     Megapo................      32,496      (1,471)       (1,122)      (11,067)       --     18,836
     MGM Networks LA(1)....       5,687         --        (5,687)           --         --        --
     Jundiai...............       6,797         --           (587)       (1,089)       --      5,121
                               --------     -------      --------      --------    -------  --------
       Total...............    $301,923     $(1,471)     $(93,154)     $(27,633)   $(4,384) $175,281
                               ========     =======      ========      ========    =======  ========

  --------
  (1) Includes an accrued funding obligation of $3.0 and $2.9 million at December 31, 1999 and 1998, respectively. The Company would face significant and punitive dilution if it did not make the requested fundings.

                     UNITED INTERNATIONAL PROPERTIES, INC.

As of December 31, 1999 and 1998, the Company had the following differences related to the excess of its cost over its proportionate interest in each affiliate's net tangible assets included in the above table. Such differences are being amortized over 15 years.

                                 As of December 31, 1999 As of December 31, 1998
                                 ----------------------- -----------------------
                                   Basis    Accumulated    Basis    Accumulated
                                 Difference Amortization Difference Amortization
                                 ---------- ------------ ---------- ------------
                                                 (In thousands)
   Europe:
     Iberian Programming........  $   --      $   --      $ 2,216     $   (85)
   Asia/Pacific:
     XYZ Entertainment..........   25,791      (1,609)     23,595         --
     Saturn.....................      --          --       12,733      (1,005)
   Latin America:
     VTR........................                           19,994      (1,941)
     Megapo.....................   20,518      (6,983)     19,583      (5,767)
                                  -------     -------     -------     -------
       Total....................  $46,309     $(8,592)    $78,121     $(8,798)
                                  =======     =======     =======     =======

VTR

Condensed financial information for VTR stated in U.S. dollars is as follows:

                                                                      As of
                                                                   December 31,
                                                                       1998
                                                                  --------------
                                                                  (In thousands)
   Cash..........................................................    $ 11,254
   Goodwill, net.................................................     109,464
   Property, plant and equipment, net............................     186,660
   Other Assets..................................................      33,486
                                                                     --------
     Total assets................................................    $340,864
                                                                     ========
   Accounts payable and accrued liabilities......................    $ 53,877
   Bank debt.....................................................      88,495
   Related party debt............................................       1,663
   Shareholders' equity..........................................     196,829
                                                                     --------
     Total liabilities and shareholders' equity..................    $340,864
                                                                     ========

                                                             For the Years
                                                            Ended December
                                                           ------------------
                                                             1998      1997
                                                           --------  --------
                                                            (In thousands)
   Revenue................................................ $119,005  $114,318
   Operating, selling, general and administrative
    expense...............................................  (90,983)  (92,970)
   Depreciation and amortization..........................  (27,531)  (22,707)
                                                           --------  --------
     Net operating loss...................................      491    (1,359)
   Other..................................................  (19,524)  (19,252)
                                                           --------  --------
     Net loss............................................. $(19,033) $(20,611)
                                                           ========  ========

                     UNITED INTERNATIONAL PROPERTIES, INC.

Condensed financial information for Saturn, stated in U.S. dollars, is as follows:

                                                                     As of
                                                               December 31, 1998
                                                               -----------------
                                                                (In thousands)
   Current assets.............................................      $ 4,071
   Non-current assets.........................................       59,242
                                                                    -------
     Total assets.............................................      $63,313
                                                                    =======
   Current liabilities........................................      $33,608
   Non-current liabilities....................................           19
   Shareholders' equity.......................................       29,686
                                                                    -------
     Total liabilities and shareholders' equity...............      $63,313
                                                                    =======

                                                              For the Year Ended
                                                              December 31, 1998
                                                              ------------------
                                                                (In thousands)
   Revenue...................................................      $  1,693
   Expenses..................................................       (16,934)
                                                                   --------
     Net loss................................................      $(15,241)
                                                                   ========

6. Property, Plant and Equipment

                                                              As of
                                                          December 31,
                                                       --------------------
                                                         1999       1998
                                                       ---------  ---------
                                                         (In thousands)
   Cable distribution networks........................ $ 293,370  $   9,095
   Subscriber premises equipment and converters.......   297,835    181,072
   MMDS/DTH distribution facilities...................    65,328     55,532
   Office equipment, furniture and fixtures...........    30,499     10,485
   Buildings and leasehold improvements...............    16,103      3,027
   Other..............................................    43,595     24,720
                                                       ---------  ---------
                                                         746,730    283,931
     Accumulated depreciation.........................  (286,261)  (153,860)
                                                       ---------  ---------
     Net property, plant and equipment................ $ 460,469  $ 130,071
                                                       =========  =========

                     UNITED INTERNATIONAL PROPERTIES, INC.

7. Goodwill and Other Intangible Assets

                                                               As of
                                                           December 31,
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
                                                          (In thousands)
   Asia/Pacific:
     Austar United...................................... $114,882  $    --
     Austar.............................................      --     60,071
   Latin America:
     VTR................................................  223,484       --
     TV Show Brasil.....................................    8,298    16,161
     Cable Star.........................................    5,916     7,887
                                                         --------  --------
                                                          352,580    84,119
     Accumulated amortization...........................  (35,539)  (18,989)
                                                         --------  --------
     Net goodwill and other intangible assets........... $317,041  $ 65,130
                                                         ========  ========

8. Short-Term Debt
                                                               As of
                                                           December 31,
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
                                                          (In thousands)
   Austar Bank Facility................................. $    --   $ 36,738
   Other Latin America..................................    9,033    23,137
                                                         --------  --------
     Total short-term debt.............................. $  9,033  $ 59,875
                                                         ========  ========

  Carrying value approximates fair value for these short-term facilities.

9. Senior Discount Notes and Senior Notes
                                                               As of
                                                           December 31,
                                                         ------------------
                                                           1999      1998
                                                         --------  --------
                                                          (In thousands)
   United Old Notes..................................... $    --   $    412
   United A/P Notes.....................................  407,945   356,640
                                                         --------  --------
                                                          407,945   357,052
     Less current portion...............................      --       (412)
                                                         --------  --------
     Total senior discount notes........................ $407,945  $356,640
                                                         ========  ========

United A/P Notes

The 14.0% senior notes were issued by United A/P in May 1996 and September 1997 at a discount from their principal amount of $488.0 million, resulting in gross proceeds of $255.0 million. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The United A/P Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, United A/P consummated an equity sale resulting in gross proceeds to United A/P of $70.0 million, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the United A/P Notes will accrete to a principal amount of $492.9 million on May 15, 2001, the date cash interest begins to accrue.

                     UNITED INTERNATIONAL PROPERTIES, INC.

In November 1997, pursuant to the terms of the indentures governing the United A/P Notes, United A/P issued warrants to purchase 488,000 shares of its common stock. The warrants are exercisable through May 15, 2006 at a price of $10.45 per share, which would result in gross proceeds of $5.1 million upon exercise. The warrants were valued at $3.7 million and have been reflected as an additional discount to the United A/P Notes on a pro-rata basis and as an increase in additional paid-in capital. Warrants to acquire 50 shares were exercised November 24, 1999.

10. Other Long-Term Debt

                                                                   As of
                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
                                                               (In thousands)
   VTR Bank Facility......................................... $176,000  $   --
   New Austar Bank Facility..................................  202,703   67,352
   Saturn Bank Facility......................................   57,685      --
   Other Asia/Pacific........................................    2,263    2,923
   Other Latin America.......................................      594      --
                                                              --------  -------
                                                               439,245   70,275
     Less current portion....................................   (1,574)  (2,189)
                                                              --------  -------
     Total other long-term debt.............................. $437,671  $68,086
                                                              ========  =======

VTR Bank Facility

On April 29, 1999, VTR entered into a $220.0 million term loan facility in connection with the VTR Acquisition. The VTR Bank Facility consists of two tranches--Tranch A, with an aggregate principal amount of $140.0 million, and Tranche B, with an aggregate principal amount of $80.0 million. The VTR Bank Facility bears interest at LIBOR plus a margin of 5.0%, increasing by 0.5% every three months beginning April 29, 2001 until maturity on April 29, 2002. The VTR Bank Facility indenture restricts certain investments and payments, including a ceiling on capital expenditures per fiscal year, as well as generally prohibiting VTR from incurring additional indebtedness with the exception of a general allowance of $15.0 million. In addition, VTR must maintain certain financial ratios on a quarterly basis, such as total debt to EBITDA, debt service coverage, senior debt to EBITDA, interest coverage, as well as minimum telephony revenue amounts.

New Austar Bank Facility

On April 23, 1999, Austar executed a new A$400.0 million ($262.3 million) syndicated senior secured debt facility to refinance the existing bank facility and to fund Austar's subscriber acquisition and working capital needs. The New Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and (ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the existing bank facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The New Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The New Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006. As of December 31, 1999, Austar had drawn A$200.0 million under Tranche 1 and A$109.0 million under Tranche 2, for a total outstanding balance of A$309.0 ($202.7) million.

Saturn Bank Facility

On July 15, 1999, Saturn closed a syndicated senior debt facility in the amount of NZ$125.0 ($65.4) million to fund the completion of Saturn's network. As of December 31, 1999, Saturn had drawn NZ$109.0 ($57.7) million against the facility and expects to draw down the remaining balance by the end of fourth quarter 2000.

                     UNITED INTERNATIONAL PROPERTIES, INC.

This debt facility's interest rate has averaged approximately 8.6%, which is 3.0% over the current base rate upon draw-down. The Saturn Bank Facility is repayable over a five year period beginning fourth quarter 2001.

Fair Value of Senior Discount Notes, Senior Notes and Other Long-term Debt

Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                                              Carrying   Fair
                                                               Value    Value
                                                              -------- --------
                                                               (In thousands)
   As of December 31, 1999:
     United A/P Notes........................................ $407,945 $414,008
     VTR Bank Facility.......................................  176,000  176,000
     New Austar Bank Facility................................  202,703  202,703
     Saturn Bank Facility....................................   57,685   57,685
     Other Asia/Pacific and Latin America....................    2,857    2,857
                                                              -------- --------
       Total................................................. $847,190 $853,253
                                                              ======== ========

                                                              Carrying   Fair
                                                               Value    Value
                                                              -------- --------
                                                               (In thousands)
   As of December 31, 1998:
     United Old Notes........................................ $    412 $    412
     United A/P Notes........................................  356,640  246,400
     Austar Bank Facility....................................   67,352   67,352
     Other...................................................    2,923    2,923
                                                              -------- --------
       Total................................................. $427,327 $317,087
                                                              ======== ========

Debt Maturities

The maturities of the Company's senior discount notes, senior notes and other long-term debt are as follows (in thousands):

   Year Ended December 31, 2000....................................... $  1,574
   Year Ended December 31, 2001.......................................    5,492
   Year Ended December 31, 2002.......................................  194,069
   Year Ended December 31, 2003.......................................   62,205
   Year Ended December 31, 2004.......................................   96,839
   Thereafter.........................................................  487,011
                                                                       --------
     Total............................................................ $847,190
                                                                       ========

Other Financial Instruments

Interest rate swap agreements are used by the Company from time to time to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on the Company's assessment of the market, and generally are used to convert floating rate debt to fixed rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, the Company has four interest rate swaps to manage interest rate exposure on the New Austar Bank Facility and one interest rate swap to manage exposure on the Saturn Bank Facility. Two of the swap agreements on the New Austar Bank Facility expire in 2002 and effectively convert

                     UNITED INTERNATIONAL PROPERTIES, INC.

one aggregate principal amount of A$50.0 ($32.8 million) of variable rate, long-term debt into fixed rate borrowings. The other two swap agreements expire in 2004 and convert an aggregate principal amount of A$100.0 ($65.6) million of variable rate, long-term debt into fixed rate borrowings. The swap agreement on the Saturn Bank Facility effectively converts an aggregate principal amount of NZ$60.0 ($31.7) million of variable rate, long-term debt into fixed rate borrowings. The interest rate swap includes an increasing fixed rate with an additional margin which is expected to decline as the debt to EBITDA ratio declines.

11. Note Payable to Parent

                                                        As of        As of
                                                     December 31, December 31,
                                                         1999         1998
                                                     ------------ ------------
   Note payable to parent, including accrued
    interest of $42,760 and $16,693, respectively..    $446,288     $107,396
                                                       ========     ========

In December 1995, United loaned the Company $29.8 million in connection with the purchase of the remaining interest of Austar. The loan accrues interest at 14.0% per annum. Although the terms of the loan state that it is due on demand, United does not intend to demand payment during the next fiscal year. Therefore, the loan and related accrued interest are classified as long-term.

In March 1998, United loaned the Company $60.9 million in connection with funding the general operations of ULA as well as repayment of a portion of the ULA Revolving Credit Facility. The United loan accrues interest at 10.75% per annum. Although the terms of the loan state that it is due on demand, United does not intend to demand payment during the next fiscal year. Therefore, the loan and related accrued interest are classified as long-term.

In February 1997, United made a bridge loan to ULA of $37.5 million. Interest on the note accrued at LIBOR plus 6.0%. In November 1997, ULA repaid the note plus interest with proceeds from the Argentina Transaction.

United provides certain administrative, financial reporting and other services to the Company, which has no separate employees of its own. In addition, United Management, Inc. ("United Management"), a wholly-owned subsidiary of the Company, has executed technical assistance agreements with various operating systems, pursuant to which United Management provides various management and technical services to these operating systems for a fee equal to a percentage of that operating system's gross revenue. United has appointed certain of its employees to serve in senior management positions at the operating systems. The operating systems reimburse United for certain direct costs incurred by United, including salaries and benefits relating to these senior management positions.

12. Parent's Deficit

Common Stock

Authorized capital consists of 1,000 shares of Common Stock, $.01 par value, 100 shares issued and outstanding, held by United. Such shares have been pledged as collateral under United's 1998 Notes.

Cumulative Translation Adjustments

During the year ended December 31, 1999, the Company recorded a negative change in cumulative translation adjustments of $20.2 primarily due to the strengthening of the U.S. dollar to the Chilean peso of approximately 12.1%.

                     UNITED INTERNATIONAL PROPERTIES, INC.

Equity Transactions of Subsidiaries

Variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                                                 For the Year
                                                                     Ended
                                                               December 31, 1999
                                                               -----------------
                                                                (In thousands)
   Variable plan accounting for stock options.................     $ 40,883
   Deferred compensation expense..............................      (40,883)
   Amortization of deferred compensation......................       22,540
                                                                   --------
     Total....................................................     $ 22,540
                                                                   ========

Other Cumulative Comprehensive Loss

                                                                  As of
                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                             (In thousands)
   Foreign currency translation adjustments................ $(84,920) $(64,748)
   Unrealized gain on available-for-sale securities........      645      (154)
                                                            --------  --------
     Total................................................. $(84,275) $(64,902)
                                                            ========  ========

Stock Option Plans

UAP Plan

In March 1998, UAP's Board of Directors approved a stock option plan (the "UAP Plan") which permitted the grant of phantom stock options or the grant of stock options to purchase up to 1,800,000 shares of UAP's Class A Common Stock. The options vested in equal monthly increments over a four-year period following the date of grant, and gave the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of UAP stock and the option base price per share. The UAP Plan was cancelled effective July 22, 1999. Under variable plan accounting, a total of $17.6 million of compensation expense was recognized during 1999 by UAP through the cancellation date.

A summary of phantom stock option activity for the UAP Plan is as follows:

                                For the Year Ended      For the Ten Months Ended
                                 December 31, 1999         December 31, 1998
                             -------------------------- ------------------------
                                           Weighted-                Weighted-
                                            Average                  Average
                               Number    Exercise Price  Number   Exercise Price
                             ----------  -------------- --------- --------------
   Outstanding at beginning
    of period..............   1,779,500      $10.00           --         --
   Granted during the
    period.................      65,000      $10.00     1,779,500     $10.00
   Cancelled during the
    period.................  (1,844,500)     $10.00           --         --
   Exercised during the
    period.................         --          --            --         --
                             ----------      ------     ---------     ------
   Outstanding at end of
    period.................         --          --      1,779,500     $10.00
                             ==========      ======     =========     ======
   Exercisable at end of
    period.................         --          --        584,063     $10.00
                             ==========      ======     =========     ======

                     UNITED INTERNATIONAL PROPERTIES, INC.

The combined weighted-average fair values and weighted-average exercise prices of options are granted as follows:

                               For the Year Ended   For the Ten Months Ended
                               December 31, 1999        December 31, 1998
                             ---------------------- -------------------------
                                     Fair  Exercise            Fair  Exercise
                             Number Value   Price    Number   Value   Price
                             ------ ------ -------- --------- ------ --------
   Exercise price equal to
    market price............ 65,000 $10.00  $10.00  1,779,500 $10.00  $10.00

Austar United Plan

On June 17, 1999, Austar United established a stock option plan (the "Austar United Plan"). Effective on Austar United's initial public offering date of July 27, 1999, certain employees of United and Austar United were granted options under the Austar United Plan in direct proportion to their previous holding of UAP options under the UAP Plan along with retroactive vesting through the initial public offering date to reflect vesting under the UAP Plan. The maximum term of options granted under the Austar United Plan is ten years. The options vest in equal monthly increments over a four-year period following the date of grant. Under the Austar United Plan, options to purchase a total of 28,760,709 shares have been authorized, of which 3,231,428 were available for grant. The Austar United Plan was accounted for as a variable plan prior to Austar United's initial public offering and as a fixed plan effective July 27, 1999. For the year ended December 31, 1999, $4.9 million of compensation expense was recognized by Austar United in the statement of operations.

For purposes of the proforma disclosures presented below, Austar United has computed the fair values of all options granted during the year ended December 31, 1999 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

   Risk-free interest rate..............................................   5.81%
   Expected life........................................................ 7 years
   Expected volatility..................................................  40.44%
   Expected dividend yield..............................................      0%

The total fair value of options granted was approximately A$88.0 ($57.7) million for the year ended December 31, 1999. This amount is amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in proforma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of proforma compensation expense in the period of forfeiture. Stock-based compensation, net of the effect of forfeitures and net of actual compensation expense recorded in the statement of operations was nil for the year ended December 31, 1999.

A summary of stock option activity for the Austar United Plan is as follows:

                                                         For the Year Ended
                                                          December 31, 1999
                                                      --------------------------
                                                                    Weighted-
                                                                     Average
                                                        Number    Exercise Price
                                                      ----------  --------------
                                                                   (Australian
                                                                     dollars)
   Outstanding at beginning of period................        --         --
   Granted during the period......................... 25,631,736       2.26
   Cancelled during the period.......................   (102,455)      3.75
   Exercised during the period.......................   (684,250)      1.83
                                                      ----------       ----
   Outstanding at end of period...................... 24,845,031       2.27
                                                      ==========       ====
   Exercisable at end of period...................... 11,564,416       1.90
                                                      ==========       ====

                     UNITED INTERNATIONAL PROPERTIES, INC.

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                          For the Year Ended
                                                           December 31, 1999
                                                       -------------------------
                                                                  Fair  Exercise
   Exercise Price                                        Number   Value  Price
   --------------                                      ---------- ----- --------
                                                                   (Australian
                                                                     dollars)
   Less than market price............................. 22,334,236 3.58    1.91
   Equal to market price..............................  3,222,500 2.47    4.70
   Greater than market price..........................     75,000 2.43    4.70
                                                       ---------- ----    ----
                                                       25,631,736 3.43    2.26
                                                       ========== ====    ====

The following table summarizes information about the Austar United Plan options outstanding and exercisable at December 31, 1999:

                                                                   Options
                                         Options Outstanding     Exerciseable
                                     --------------------------- ------------
                                                Weighted-Average
                                                   Remaining
   Exercise Price (Australian                   Contractual Life
   dollars)                            Number       (Years)         Number
   --------------------------        ---------- ---------------- ------------
   1.80............................. 20,813,572       9.55        11,171,494
   4.70.............................  4,031,459       9.60           392,922
                                     ----------       ----        ----------
                                     24,845,031       9.56        11,564,416
                                     ==========       ====        ==========

ULA Plan

In April 1998, ULA's Board of Directors approved a stock option plan (the "ULA Plan") which permits the grant of phantom stock options or the grant of stock options to purchase up to 1,631,000 shares of ULA's Class A Common Stock. The options vest in equal monthly increments over a four-year period following the date of grant. Concurrent with approval of the ULA Plan, ULA's Board granted phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of ULA stock and the option base price per share. The ULA Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. For the year ended December 31, 1999 and the ten months ended December 31, 1998, ULA recognized $(1.0) and $2.7 million in non-cash compensation (credit) expense related to these phantom options, respectively. Actual cash paid upon exercise of these phantom options was $0.6 million and $1.1 million for the year ended December 31, 1999 and the ten months ended December 31, 1998, respectively.

                     UNITED INTERNATIONAL PROPERTIES, INC.

A summary of phantom stock option activity for the ULA Plan is as follows:

                                For the Year Ended     For the Ten Months Ended
                                December 31, 1999         December 31, 1998
                             ------------------------- -------------------------
                                          Weighted-                 Weighted-
                                           Average                   Average
                              Number    Exercise Price  Number    Exercise Price
                             ---------  -------------- ---------  --------------
   Outstanding at beginning
    of period..............  1,188,417      $5.77            --         --
   Granted during the
    period.................    340,000      $8.86      1,785,500      $5.63
   Cancelled during the
    period.................   (328,647)     $4.84       (317,296)     $5.47
   Exercised during the
    period.................   (137,083)     $4.81       (279,787)     $5.19
                             ---------      -----      ---------      -----
   Outstanding at end of
    period.................  1,062,687      $7.17      1,188,417      $5.77
                             =========      =====      =========      =====
   Exercisable at end of
    period.................    381,561      $5.87        268,730      $4.86
                             =========      =====      =========      =====

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                  For the Year Ended   For the Ten Months Ended
                                  December 31, 1999       December 31, 1998
                                ---------------------- ------------------------
                                        Fair  Exercise           Fair  Exercise
                                Number  Value  Price    Number   Value  Price
                                ------- ----- -------- --------- ----- --------
   Exercise price equal to
    market price..............  340,000 $8.86  $8.86     945,500 $5.81  $5.81
   Exercise price greater than
    market price..............      --    --     --      840,000 $4.26  $5.43
                                ------- -----  -----   --------- -----  -----
     Total....................  340,000 $8.86  $8.86   1,785,500 $5.08  $5.63
                                ======= =====  =====   ========= =====  =====

The following table summarizes information about the ULA Plan phantom options outstanding and exercisable at December 31, 1999:

                                                                       Options
                                             Options Outstanding     Exercisable
                                          -------------------------- -----------
                                                    Weighted-Average
                                                       Remaining
                                                    Contractual Life
   Exercise Price                          Number       (Years)        Number
   --------------                         --------- ---------------- -----------
   $4.26.................................   312,687       7.43         197,187
   $4.96.................................   100,000       7.43          62,500
   $8.81.................................    95,000       9.40          16,249
   $8.86.................................   245,000       9.96           9,375
   $8.98.................................   310,000       8.72          96,250
                                          ---------       ----         -------
     Total............................... 1,062,687       8.57         381,561
                                          =========       ====         =======

13. Commitments

The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled $5.8, $2.0 and $3.5 million for the year ended December 31, 1999, the ten months ended December 31, 1998 and for the year ended February 28, 1998, respectively.

                     UNITED INTERNATIONAL PROPERTIES, INC.

The Company has operating lease obligations and other non-cancelable commitments as follows (in thousands):

   Year ended December 31, 2000......................................... $3,263
   Year ended December 31, 2001.........................................  2,939
   Year ended December 31, 2002.........................................  1,282
   Year ended December 31, 2003.........................................    501
   Year ended December 31, 2004 and thereafter..........................    558
                                                                         ------
     Total.............................................................. $8,543
                                                                         ======

The Company has minimum fixed MMDS license fees and programming license fees payable annually at Austar United as follows (in thousands):

   Year ended December 31, 2000........................................ $ 4,159
   Year ended December 31, 2001........................................   4,178
   Year ended December 31, 2002........................................   4,178
   Year ended December 31, 2003........................................   4,178
   Year ended December 31, 2004........................................   4,178
   Thereafter..........................................................   7,164
                                                                        -------
     Total............................................................. $28,035
                                                                        =======

A subsidiary of Austar has a five-year agreement to lease a 54 MHz satellite transponder. Pursuant to the agreement, which commenced September 1, 1997, Austar will pay approximately $4,440 in satellite service fees annually as follows (in thousands):

   Year ended December 31, 2000........................................ $ 4,440
   Year ended December 31, 2001........................................   4,440
   Year ended December 31, 2002........................................   2,960
                                                                        -------
     Total............................................................. $11,840
                                                                        =======

14. Contingencies

From time to time, the Company and/or its subsidiaries may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not a party to any material legal proceedings, nor is it currently aware of any threatened material legal proceedings.

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

                     UNITED INTERNATIONAL PROPERTIES, INC.

The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to SAB 51 gains, the non-consolidation of consolidated foreign subsidiaries for United States tax purposes, international rate differences and the current non-deductibility of interest expense on United A/P's senior notes. For investments in foreign corporations accounted for under the equity method, taxable income (loss) generated by these affiliates does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $69.9 and $133.0 million at December 31, 1999 and 1998, respectively).

The Company's United States tax net operating losses, totaling approximately $175.0 million at December 31, 1999, expire beginning in 2014 through 2029. The Company's tax net operating loss carryforwards of its consolidated foreign subsidiaries as of December 31, 1999 totaled $438.0 million and $79.0 million for UAP and ULA, respectively. The significant components of the net deferred tax asset are as follows:

                                                          As of December 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                            (In thousands)
Deferred Tax Assets:
  Tax net operating loss carryforward of consolidated
   foreign subsidiaries.................................. $ 171,835  $ 111,152
  Company's U.S. tax net operating loss carryforward.....    66,674     66,099
  Accrued interest expense on the United A/P Notes.......    52,040     32,885
  Investment valuation allowance and other...............     3,465      2,605
  Basis difference in marketable equity securities.......     3,074      3,070
  Deferred compensation and severence....................     2,103        144
  Stock-based compensation...............................       622        --
  Other..................................................     5,918       (319)
                                                          ---------  ---------
    Total deferred tax assets............................   305,731    215,636
  Valuation allowance....................................  (294,602)  (215,636)
                                                          ---------  ---------
    Deferred tax assets, net of valuation allowance......    11,129        --
                                                          ---------  ---------
Deferred Tax Liabilities:
  Intangible assets......................................       (64)       --
  Property, plant and equipment, net.....................    (5,245)       --
  Other..................................................    (1,016)       --
                                                          ---------  ---------
    Total deferred tax liabilities.......................    (6,325)       --
                                                          ---------  ---------
    Deferred tax assets, net............................. $   4,804  $     --
                                                          =========  =========

                     UNITED INTERNATIONAL PROPERTIES, INC.

Of the Company's 1999 consolidated loss before income taxes and other items, $232.1 million is derived from the Company's foreign operations. The difference between income tax expense (benefit) provided in the financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

                                        For the Year For the Ten  For the Year
                                           Ended     Months Ended    Ended
                                        December 31, December 31, February 28,
                                            1999         1998         1998
                                        ------------ ------------ ------------
                                                    (In thousands)
   Expected income tax benefit at the
    U.S. statutory rate of 35%.........   $(21,806)    $(68,022)    $(74,886)
   Tax effect of permanent and other
    differences:
     Change in valuation allowance.....     73,334       65,588       65,257
     Gain on issuance of common equity
      securities by subsidiaries.......    (94,377)         --           --
     International rate differences....     18,985         (855)        (515)
     Non-deductible expenses...........      9,067        4,279          987
     Book/tax basis differences
      associated with foreign
      investments......................        788        1,176       12,119
     State tax, net of federal
      benefit..........................     (1,869)      (5,830)      (6,419)
     Non-deductible interest accretion
      on the United A/P Notes..........      1,693        2,148        2,145
     Amortization of licenses..........        923        1,516        1,312
     Gain on sale of equity investment
      in subsidiary....................      5,877          --           --
     Other.............................      9,476          --           --
                                          --------     --------     --------
       Total income tax expense........   $  2,091     $    --      $    --
                                          ========     ========     ========

The Company through its subsidiaries maintains a presence in 23 countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the United States, such as a value added tax system. The Company has accounted for the effect of foreign taxes based on what it believes is reasonably expected to apply to the Company and its subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the United States or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax current and future operations of the Company and its subsidiaries.

                     UNITED INTERNATIONAL PROPERTIES, INC.

16. Segment and Geographic Information

                                  For the Year Ended December 31, 1999                       As of December 31, 1999
                    -----------------------------------------------------------------  -----------------------------------
                                                                                         Long-
                    Multichannel                          Internet                       Lived      Capital       Total
                     Television  Telephone  Programming     Data    Other     Total    Assets(2)  Expenditures    Assets
                    ------------ --------- -------------- -------- --------  --------  --------- -------------- ----------
                                           (In thousands)                                        (In thousands)
Revenue:
 Asia/Pacific:
 Australia........    $144,632    $   --        $--         $--    $    --   $144,632  $123,617     $ 94,513    $  563,627
 New Zealand......       1,279      4,107        --          734        --      6,120    95,777       23,306        76,139
 Corporate and
  Other...........         --         --         --          --         180       180     8,051        3,014        54,218
                      --------    -------       ----        ----   --------  --------  --------     --------    ----------
  Total
   Asia/Pacific...     145,911      4,107        --          734        180   150,932   227,445      120,833       693,984
                      --------    -------       ----        ----   --------  --------  --------     --------    ----------
 Latin America:
 Chile............      77,476      9,881        --          --          87    87,444   213,146       53,120       489,638
 Brazil...........       4,637        --         --          --         --      4,637     5,679        4,399        17,172
 Corporate and
  Other...........       2,428        --         --          --         384     2,812    14,199        3,167        72,863
                      --------    -------       ----        ----   --------  --------  --------     --------    ----------
  Total Latin
   America........      84,541      9,881        --          --         471    94,893   233,024       60,686       579,673
                      --------    -------       ----        ----   --------  --------  --------     --------    ----------
 Corporate &
  Other...........         --         --         --          --         --        --        --           --            --
                      --------    -------       ----        ----   --------  --------  --------     --------    ----------
  Total Company...    $230,452    $13,988       $--         $734   $    651  $245,825  $460,469     $181,519    $1,273,657
                      ========    =======       ====        ====   ========  ========  ========     ========    ==========
Adjusted
 EBITDA:(1)
 Asia/Pacific:
 Australia........    $ (4,742)   $   --        $--         $--    $    --   $ (4,742)
 New Zealand......        (918)    (1,160)       --          (47)       --     (2,125)
 Corporate and
  Other...........         --         --         --          --      (5,474)   (5,474)
                      --------    -------       ----        ----   --------  --------
  Total
   Asia/Pacific...      (5,660)    (1,160)       --          (47)    (5,474)  (12,341)
                      --------    -------       ----        ----   --------  --------
 Latin America:
 Chile............      17,744    $(2,604)       --          --         --     15,140
 Brazil...........      (2,462)       --         --          --         --     (2,462)
 Corporate and
  Other...........      (1,210)       --         --          --      (4,609)   (5,819)
                      --------    -------       ----        ----   --------  --------
  Total Latin
   America........      14,072     (2,604)       --          --      (4,609)    6,859
                      --------    -------       ----        ----   --------  --------
 Corporate &
  Other...........         --         --         --          --         --        --
                      --------    -------       ----        ----   --------  --------
  Total Company...    $  8,412    $(3,764)      $--         $(47)  $(10,083) $ (5,482)
                      ========    =======       ====        ====   ========  ========

                     UNITED INTERNATIONAL PROPERTIES, INC.

                                  For the Ten Months Ended December 31, 1998                 As of December 31, 1998
                         --------------------------------------------------------------  -------------------------------
                                                                                           Long-
                         Multichannel                       Internet                       Lived     Capital     Total
                          Television  Telephone Programming   Data    Other     Total    Assets(2) Expenditures  Assets
                         ------------ --------- ----------- -------- --------  --------  --------- ------------ --------
                                                (In thousands)                                   (In thousands)
Revenue:
 Europe:
 Corporate and other...    $    --      $--        $--        $--    $    --   $    --   $    --     $   --     $  6,639
                           --------     ----       ----       ----   --------  --------  --------    -------    --------
 Asia/Pacific:
 Australia.............      74,209      --         --         --         --     74,209   110,351     71,197     181,169
 New Zealand...........         --       --         --         --         --        --        --         --       23,789
 Corporate and Other...       3,060      --         --         --         --      3,060        61        337      48,992
                           --------     ----       ----       ----   --------  --------  --------    -------    --------
  Total Asia/Pacific...      77,269      --         --         --         --     77,269   110,412     71,534     253,950
                           --------     ----       ----       ----   --------  --------  --------    -------    --------
 Latin America:
 Chile.................         --       --         --         --         --        --        --         --       84,975
 Corporate and Other...       4,135      --         --         --         377     4,512    11,715      3,238      73,048
                           --------     ----       ----       ----   --------  --------  --------    -------    --------
  Total Latin America..       4,135      --         --         --         377     4,512    11,715      3,238     158,023
                           --------     ----       ----       ----   --------  --------  --------    -------    --------
 Corporate & Other.....         --       --         --         --         --        --      7,944        682      13,543
                           --------     ----       ----       ----   --------  --------  --------    -------    --------
  Total Company........    $ 81,404     $--        $--        $--    $    377  $ 81,781  $130,071    $75,454    $432,155
                           ========     ====       ====       ====   ========  ========  ========    =======    ========
Adjusted EBITDA:(1)
 Europe:
 Corporate and Other...    $    --      $--        $--        $--    $    --   $    --
                           --------     ----       ----       ----   --------  --------
 Asia/Pacific:
 Australia.............     (31,093)     --         --         --         --    (31,093)
 New Zealand...........         --       --         --         --         --        --
 Corporate and Other...         --       --         --         --      (2,287)   (2,287)
                           --------     ----       ----       ----   --------  --------
  Total Asia/Pacific...     (31,093)     --         --         --      (2,287)  (33,380)
                           --------     ----       ----       ----   --------  --------
 Latin America:
 Chile.................         --       --         --         --         --        --
 Corporate and Other...      (2,969)     --         --         --      (7,295)  (10,264)
                           --------     ----       ----       ----   --------  --------
  Total Latin America..      (2,969)     --         --         --      (7,295)  (10,264)
                           --------     ----       ----       ----   --------  --------
 Corporate & Other.....         --       --         --         --      (1,209)   (1,209)
                           --------     ----       ----       ----   --------  --------
  Total Company........    $(34,062)    $--        $--        $--    $(10,791) $(44,853)
                           ========     ====       ====       ====   ========  ========

                     UNITED INTERNATIONAL PROPERTIES, INC.

                                   For the Year Ended February 28, 1998                      As of February 28, 1998
                     -----------------------------------------------------------------  ---------------------------------
                                                                                          Long-
                     Multichannel                          Internet                       Lived      Capital      Total
                      Television  Telephone  Programming     Data    Other     Total    Assets(2)  Expenditures   Assets
                     ------------ --------- -------------- -------- --------  --------  --------- -------------- --------
                                            (In thousands)                                        (In thousands)
Revenue:
 Europe :
 Corporate and
  other............    $    --      $ --        $ --        $ --    $    --   $    --   $    --      $    --     $ 14,329
                       --------     -----       -----       -----   --------  --------  --------     --------    --------
 Asia/Pacific:
 Australia.........      64,370       --          --          --         --     64,370   147,871       84,375     202,325
 New Zealand.......         473       --          --          --         --        473    26,484       16,258      43,349
 Corporate and
  Other............       4,118       --          --          --         --      4,118     8,746          502      48,871
                       --------     -----       -----       -----   --------  --------  --------     --------    --------
  Total
   Asia/Pacific....      68,961       --          --          --         --     68,961   183,101      101,135     294,545
                       --------     -----       -----       -----   --------  --------  --------     --------    --------
 Latin America:
 Argentina.........      17,627       --          --          --         --     17,627       --         1,329         --
 Chile.............         --        --          --          --         --        --        --           --       78,165
 Corporate and
  Other............       1,617       --          --          --         --      1,617     6,541        3,112      69,102
                       --------     -----       -----       -----   --------  --------  --------     --------    --------
  Total Latin
   America.........      19,244       --          --          --         --     19,244     6,541        4,441     147,267
                       --------     -----       -----       -----   --------  --------  --------     --------    --------
 Corporate &
  Other............         --        --          --          --         439       439     9,042        1,200      18,288
                       --------     -----       -----       -----   --------  --------  --------     --------    --------
  Total Company....    $ 88,205     $ --        $ --        $ --    $    439  $ 88,644  $198,684     $106,776    $474,429
                       ========     =====       =====       =====   ========  ========  ========     ========    ========
Adjusted EBITDA:(1)
 Europe:
 Corporate and
  Other............    $    --      $ --        $ --        $ --    $    --   $    --
                       --------     -----       -----       -----   --------  --------
 Asia/Pacific:
 Australia.........     (24,082)      --          --          --         --    (24,082)
 New Zealand.......      (6,688)      --          --          --         --     (6,688)
 Corporate and
  Other............        (254)      --          --          --      (6,938)   (7,192)
                       --------     -----       -----       -----   --------  --------
  Total
   Asia/Pacific....     (31,024)      --          --          --      (6,938)  (37,962)
                       --------     -----       -----       -----   --------  --------
 Latin America:
 Argentina.........       2,836       --          --          --         --      2,836
 Chile.............         --        --          --          --         --        --
 Corporate and
  Other............        (952)      --          --          --     (10,162)  (11,114)
                       --------     -----       -----       -----   --------  --------
  Total Latin
   America.........       1,884       --          --          --     (10,162)   (8,278)
                       --------     -----       -----       -----   --------  --------
 Corporate &
  Other............                   --          --          --      (7,637)   (7,637)
                       --------     -----       -----       -----   --------  --------
  Total Company....    $(29,140)    $ --        $ --        $ --    $(24,737) $(53,877)
                       ========     =====       =====       =====   ========  ========

-------
(1) Adjusted EBITDA represents earnings before depreciation, amortization and stock based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus to value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(2) Represents Property, Plant and Equipment.

Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                               For the Year       For the Ten      For the Year
                                   Ended         Months Ended          Ended
                             December 31, 1999 December 31, 1998 February 28, 1998
                             ----------------- ----------------- -----------------
                                                (In thousands)
   Net operating loss......      $(164,882)        $(129,739)        $(139,081)
   Depreciation and
    amortization...........        137,893            82,217            85,204
   Stock-based compensation
    expense................         21,507             2,669               --
                                 ---------         ---------         ---------
     Consolidated Adjusted
      EBITDA...............      $  (5,482)        $ (44,853)        $ (53,877)
                                 =========         =========         =========

17. Subsequent Events

On March 29, 2000, Austar United announced the sale of 20.0 million shares to the public at A$8.50 ($5.15) per share for gross proceeds to the Company of A$170.0($103.0) million.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To UnitedGlobalCom, Inc.:

We have audited the accompanying consolidated balance sheets of United Europe, Inc. (a Delaware corporation) (formerly UIH Europe, Inc.) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, parent's equity (deficit) and cash flows for the year ended December 31, 1999, the ten months ended December 31, 1998 (see Note 2) and the year ended February 28, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Europe, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, the ten months ended December 31, 1998 and the year ended February 28, 1998 in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Denver, Colorado
March 29, 2000

                              UNITED EUROPE, INC.

                          CONSOLIDATED BALANCE SHEETS
           (Stated in thousands, except share and per share amounts)

                                                          As of December 31,
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                        ASSETS
Current assets
 Cash and cash equivalents.............................  $1,031,880  $   15,646
 Restricted cash.......................................      17,242      16,012
 Subscriber receivables, net of allowance for doubtful
  accounts of $16,859 and $4,899, respectively.........      60,234       6,818
 Costs to be reimbursed by affiliated companies........      10,566      14,432
 Other receivables.....................................      84,907      13,675
 Inventory.............................................      66,819      12,762
 Other current assets, net.............................      73,382       8,283
                                                         ----------  ----------
 Total current assets..................................   1,345,030      87,628
Investments in affiliates, accounted for under the
 equity method, net....................................     244,367     254,209
Marketable equity securities and other investments.....     627,244      53,499
Property, plant and equipment, net of accumulated
 depreciation of $195,329 and $46,406, respectively....   1,920,361     319,046
Goodwill and other intangible assets, net of
 accumulated amortization of $134,594 and $20,693,
 respectively..........................................   2,627,761     359,804
Deferred financing costs, net of accumulated
 amortization of $5,974 and $4,914, respectively.......      78,348      11,462
Other assets, net......................................       1,743       1,748
                                                         ----------  ----------
 Total assets..........................................  $6,844,854  $1,087,396
                                                         ==========  ==========
       LIABILITIES AND PARENT'S EQUITY (DEFICIT)
Current liabilities
 Accounts payable, including related party payables of
  $2,802 and $8,281, respectively......................  $  252,428  $   75,078
 Accrued liabilities...................................     274,857      30,097
 Subscriber prepayments and deposits...................      41,466      24,210
 Short-term debt.......................................     164,263      33,504
 Note payable to parent................................         --       92,609
 Current portion of senior discount notes and other
  long-term debt.......................................      50,606      60,063
                                                         ----------  ----------
 Total current liabilities.............................     783,620     315,561
Senior discount notes and senior notes.................   2,761,065         --
Other long-term debt...................................   1,166,780     621,560
Deferred compensation..................................      53,032     173,251
Deferred taxes.........................................      16,061       4,580
Other long-term liabilities............................      19,446       4,655
                                                         ----------  ----------
 Total liabilities.....................................   4,800,004   1,119,607
Minority interests in subsidiaries.....................     789,691      13,722
                                                         ----------  ----------
Parent's equity (deficit):
 Common stock, $0.01 par value, 1,000 shares
  authorized, 100 and 100 shares issued and
  outstanding, respectively, (pledged as collateral
  under parent's senior discount notes)................         --          --
 Additional paid-in capital............................     724,797     339,074
 Deferred compensation.................................    (101,653)        --
 Accumulated deficit...................................     394,472    (383,651)
 Other cumulative comprehensive income (loss)..........     237,543      (1,356)
                                                         ----------  ----------
 Total parent's equity (deficit).......................   1,255,159     (45,933)
                                                         ----------  ----------
Commitments and contingencies (Note 13 and 14)
 Total liabilities and parent's equity (deficit).......  $6,844,854  $1,087,396
                                                         ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED EUROPE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (Stated in thousands, except share and per share amounts)

                                         For the Year For the Ten  For the Year
                                            Ended     Months Ended    Ended
                                         December 31, December 31, February 28,
                                             1999         1998         1998
                                         ------------ ------------ ------------
Revenue................................   $  473,422   $ 172,287     $  9,945
System operating expense...............     (309,277)    (57,123)      (2,754)
System selling, general and
 administrative expense................     (212,214)    (56,401)      (3,418)
Corporate general and administrative
 expense...............................     (281,702)   (178,279)      (7,320)
Depreciation and amortization..........     (280,442)    (76,550)      (6,086)
                                          ----------   ---------     --------
  Operating loss.......................     (610,213)   (196,066)      (9,633)
Gain on issuance of common equity
 securities by subsidiaries............    1,260,478         --           --
Interest income........................       29,458       3,440          --
Interest expense.......................     (194,512)    (38,524)      (2,045)
Interest expense, related party........       (1,719)     (6,022)         --
Provision for losses on marketable
 equity securities and investment
 related costs.........................          --       (3,131)         --
Foreign currency exchange (loss) gain..      (13,714)        233          --
Other (expense) income, net............       (7,544)      1,715           74
                                          ----------   ---------     --------
  Income (loss) before income taxes and
   other items.........................      462,234    (238,355)     (11,604)
Income tax benefit (expense)...........        1,893        (610)         --
Minority interests in subsidiaries.....      345,904         793         (117)
Share in results of affiliates, net....      (31,908)    (25,679)     (42,431)
                                          ----------   ---------     --------
  Net income (loss)....................   $  778,123   $(263,851)    $(54,152)
                                          ==========   =========     ========
Foreign currency translation
 adjustments...........................   $ (111,252)  $  (1,787)    $(11,872)
Unrealized holding gains arising during
 period................................      350,151      23,350          --
                                          ----------   ---------     --------
  Comprehensive income (loss)..........   $1,017,022   $(242,288)    $(66,024)
                                          ==========   =========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED EUROPE, INC.

              CONSOLIDATED STATEMENTS OF PARENT'S EQUITY (DEFICIT)
                  (Stated in thousands, except share amounts)

                                                                                Other
                          Common Stock  Additional                           Cumulative
                          -------------  Paid-In     Deferred   Accumulated Comprehensive
                          Shares Amount  Capital   Compensation   Deficit   Income (Loss)   Total
                          ------ ------ ---------- ------------ ----------- ------------- ----------
Balances, February 28,
 1997...................   100    $--    $159,241   $     --     $ (48,692)   $ (11,047)  $   99,502
Capital contributions
 from parent............   --      --     170,222         --           --           --       170,222
Net loss................   --      --         --          --       (54,152)         --       (54,152)
Change in cumulative
 translation
 adjustments............   --      --         --          --           --       (11,872)     (11,872)
                           ---    ----   --------   ---------    ---------    ---------   ----------
Balances, February 28,
 1998...................   100     --     329,463         --      (102,844)     (22,919)     203,700
Non-cash contributions
 from parent............   --      --       3,825         --           --           --         3,825
Gain on deemed issuance
 of stock by
 subsidiary.............   --      --       5,786         --           --           --         5,786
Elimination of
 historical two-month
 reporting difference
 due to change in fiscal
 year end...............   --      --         --          --       (16,956)         --       (16,956)
Net loss................   --      --         --          --      (263,851)         --      (263,851)
Change in unrealized
 gain on available-for-
 sale securities........   --      --         --          --           --        23,350       23,350
Change in cumulative
 translation
 adjustments............   --      --         --          --           --        (1,787)      (1,787)
                           ---    ----   --------   ---------    ---------    ---------   ----------
Balances, December 31,
 1998...................   100     --     339,074         --      (383,651)      (1,356)     (45,933)
Net income..............   --      --         --          --       778,123          --       778,123
Cash contributions from
 parent.................   --      --     (17,345)        --           --           --       (17,345)
Non-cash contributions
 from parent............   --      --      16,907         --           --           --        16,907
Equity transactions of
 subsidiaries...........   --      --     386,161    (180,757)         --           --       205,404
Amortization of deferred
 compensation...........   --      --         --       79,104          --           --        79,104
Change in cumulative
 translation............   --      --         --          --           --      (111,252)    (111,252)
Change in unrealized
 gain on available-for-
 sale securities........   --      --         --          --           --       350,151      350,151
                           ---    ----   --------   ---------    ---------    ---------   ----------
Balances, December 31,
 1999...................   100    $--    $724,797   $(101,653)   $ 394,472    $ 237,543   $1,255,159
                           ===    ====   ========   =========    =========    =========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED EUROPE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Stated in thousands)

                                          For the Year  For the Ten  For the Year
                                             Ended      Months Ended    Ended
                                          December 31,  December 31, February 28,
                                              1999          1998         1998
                                          ------------  ------------ ------------
Cash flows from operating activities:
Net income (loss).......................  $   778,123    $(263,851)   $ (54,152)
Elimination of historical two month
 reporting difference due to change in
 fiscal year............................          --       (16,956)         --
Adjustments to reconcile net loss to net
 cash flows from operating activities:
  Gain on issuance of common equity
   securities by subsidiaries...........   (1,260,478)         --           --
  Share in results of affiliates, net...       31,298       31,903       42,431
  Allocation of general, administrative
   and other expenses accounted for as a
   net contribution of capital by
   parent...............................        3,395        3,825        7,322
  Minority interests in subsidiaries....     (345,904)        (569)         117
  Depreciation and amortization.........      280,442       92,986        6,086
  Accretion of interest on senior notes
   and amortization of deferred
   financing costs......................       49,980        4,640          109
  Stock-based compensation expense......      202,227      162,124          --
  Provision for losses on marketable
   equity securities and investment
   related costs........................          --         3,131          --
  Increase in receivables, net..........      (78,921)      (9,919)        (709)
  (Increase) decrease in other assets...      (46,997)      (5,364)         422
  Increase in accounts payable, accrued
   liabilities and other................      270,760       47,705        5,574
                                          -----------    ---------    ---------
    Net cash flows from operating
     activities.........................     (116,075)      49,655        7,200
                                          -----------    ---------    ---------
Cash flows from investing activities:
  Purchase of short-term liquid
   investments..........................     (267,809)         --           --
  Restricted cash (deposited) released..       (3,578)      19,576          --
  Investments in affiliates and other
   investments..........................     (354,036)    (100,665)    (111,628)
  Proceeds from sale of investments in
   affiliated companies.................       18,000       19,968          --
  New acquisitions, net of cash
   acquired.............................   (2,048,911)    (109,881)         --
  Capital expenditures..................     (612,232)    (141,547)      (7,461)
                                          -----------    ---------    ---------
    Net cash flows from investing
     activities.........................   (3,268,566)    (312,549)    (119,089)
                                          -----------    ---------    ---------
Cash flows from financing activities:
  Issuance of common stock by
   subsidiaries, net....................    2,331,522          --           --
  Issuance of common stock in connection
   with subsidiary stock option plan....       17,346          --           --
  Proceeds from offering of senior notes
   and senior discount notes............    2,540,813          --           --
  Proceeds from short-term and long term
   borrowings...........................      773,651      281,648          505
  Deferred financing costs..............      (78,886)      (5,037)         --
  Repayments of short-term and long-term
   borrowings...........................   (1,122,853)    (138,175)      (1,456)
  (Payment on) proceeds from note
   payable to parent....................      (80,587)      86,468          --
  Payment of sellers notes..............      (18,000)         --           --
  Capital contribution from parent......      (17,346)         --       162,500
  Cash paid to minority interest
   partners.............................          --          (253)         --
                                          -----------    ---------    ---------
    Net cash flows from financing
     activities.........................    4,345,660      224,651      161,549
                                          -----------    ---------    ---------
  Effect of exchange rates on cash......       55,215        4,723         (494)
                                          -----------    ---------    ---------
  Increase (decrease) in cash and cash
   equivalents..........................    1,016,234      (33,520)      49,166
  Cash and cash equivalents, beginning
   of period............................       15,646       49,166          --
                                          -----------    ---------    ---------
  Cash and cash equivalents, end of
   period...............................  $ 1,031,880    $  15,646    $  49,166
                                          ===========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED EUROPE, INC.

                             (Stated in thousands)

                                          For the Year For the Ten  For the Year
                                             Ended     Months Ended    Ended
                                          December 31, December 31, February 28,
                                              1999         1998         1998
                                          ------------ ------------ ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest................   $  80,480     $34,706      $   --
                                           =========     =======      =======
  Cash received for interest............   $  26,248     $ 3,513      $   --
                                           =========     =======      =======
  Seller note for purchase of system in
   Hungary..............................   $     --      $18,000      $   --
                                           =========     =======      =======
Acquisition of 100% of @Entertainment:
  Net current assets....................   $ (51,239)    $   --       $   --
  Property, plant and equipment.........    (196,178)        --           --
  Goodwill..............................    (986,814)        --           --
  Long-term liabilities.................     448,566         --           --
  Other.................................     (21,335)        --           --
                                           ---------     -------      -------
    Total cash paid.....................    (807,000)        --           --
  Cash acquired.........................      62,507         --           --
                                           ---------     -------      -------
    Net cash paid.......................   $(744,493)    $   --       $   --
                                           =========     =======      =======
Acquisition of 100% of Stjarn:
  Property, plant and equipment.........   $ (43,171)    $   --       $   --
  Goodwill..............................    (442,094)        --           --
  Net current liabilities...............      55,997         --           --
  Long-term liabilities.................      32,268         --           --
                                           ---------     -------      -------
    Total purchase price................    (397,000)        --           --
  Seller's Note.........................     100,000         --           --
                                           ---------     -------      -------
    Total cash paid.....................    (297,000)        --           --
  Cash acquired.........................       3,792         --           --
                                           ---------     -------      -------
    Net cash paid.......................   $(293,208)    $   --       $   --
                                           =========     =======      =======
Acquisition of remaining 49.0% of UTH:
  Property, plant and equipment.........   $(210,013)    $   --       $   --
  Investments in affiliated companies...     (46,830)        --           --
  Goodwill..............................    (256,749)        --           --
  Net current liabilities...............       5,384         --           --
  Long-term liabilities.................     242,536         --           --
                                           ---------     -------      -------
    Total cash paid.....................    (265,672)        --           --
  Cash acquired.........................      13,629         --           --
                                           ---------     -------      -------
    Net cash paid.......................   $(252,043)    $   --       $   --
                                           =========     =======      =======
Acquisition of remaining 50.0% of A2000:
  Receivables assumed...................   $ (13,062)    $   --       $   --
  Property, plant and equipment.........     (96,539)        --           --
  Goodwill..............................    (274,361)        --           --
  Net current liabilities...............      25,044         --           --
  Long-term liabilities.................     129,918         --           --
                                           ---------     -------      -------
    Total cash paid.....................    (229,000)        --           --
  Cash acquired.........................         521         --           --
                                           ---------     -------      -------
    Net cash paid.......................   $(228,479)    $   --       $   --
                                           =========     =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED EUROPE, INC.

                             (Stated in thousands)

                                          For the Year For the Ten  For the Year
                                             Ended     Months Ended    Ended
                                          December 31, December 31, February 28,
                                              1999         1998         1998
                                          ------------ ------------ ------------
Acquisition of 100% of GelreVision:
  Property, plant and equipment.........   $ (49,407)    $    --     $     --
  Goodwill..............................     (67,335)         --           --
  Net current liabilities...............       2,682          --           --
  Long-term liabilities.................       4,236          --           --
                                           ---------     --------    ---------
    Total cash paid.....................    (109,824)         --           --
  Cash acquired.........................         136          --           --
                                           ---------     --------    ---------
    Net cash paid.......................   $(109,688)    $    --     $     --
                                           =========     ========    =========
Contributions of Dutch cable systems to
 new joint venture:
  Working capital.......................   $     --      $ (1,871)   $     --
  Investments in affiliated companies...         --        96,866          --
  Property, plant and equipment.........         --        85,037          --
  Goodwill and other intangible assets..         --        78,515          --
  Senior secured notes and other debt...         --      (111,553)         --
  Other liabilities.....................         --       (17,417)         --
                                           ---------     --------    ---------
    Total net assets contributed........   $     --      $129,577    $     --
                                           =========     ========    =========
Acquisition of Dutch cable assets:
  Property, plant and equipment and
   other long-term assets...............   $     --      $(51,632)   $     --
  Goodwill and other intangible assets..         --       (36,416)         --
                                           ---------     --------    ---------
    Total cash paid.....................   $     --      $(88,048)   $     --
                                           =========     ========    =========
Acquisition of additional 50.0% interest
 in UPC:
  Working capital, including cash
   acquired of $50,872..................   $     --      $    --     $  (7,158)
  Investment in UnitedGlobalCom, Inc.
   Class A Common Stock.................         --           --       (33,074)
  Investments in affiliated companies...         --           --      (167,945)
  Property, plant and equipment and
   other long-term assets...............         --           --      (273,988)
  Goodwill and other intangible assets..         --           --      (383,503)
  Elimination of United's equity
   investment in UPC....................         --           --        46,319
  Long-term debt........................         --           --       624,633
  Other liabilities.....................         --           --        32,216
                                           ---------     --------    ---------
    Total cash paid.....................   $     --      $    --     $(162,500)
                                           =========     ========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              UNITED EUROPE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

United Europe, Inc. (the "Company" or "UEI") was formed as a Delaware corporation in September 1989, for the purpose of developing, acquiring and managing European multi-channel television, programming and telephony operations. The Company is a wholly-owned subsidiary of UnitedGlobalCom, Inc. ("United").

The following chart presents a summary of the Company's significant investments in telecommunications as of December 31, 1999.

                                    United


                                   100%

                                      UEI


                                  53.2%

                     United Pan-Europe Communications N.V.
                                    ("UPC")



               Austria:
                Telekabel Group              95.0%
               Belgium:
                UPC Belgium                 100.0%
               Czech Republic:
                Kabel Net                   100.0%
                Kabel Plus                   94.6%
               France:
                UPC France                   99.6%(1)
               Germany:
                PrimaCom                     18.2%(2)
               Hungary:
                UPC Magyarorszag             79.3%
                Monor                        97.1%
               Ireland:
                Tara                         80.0%
               Israel:
                Tevel                        46.6%
               Malta:
                Melita                       50.0%
               The Netherlands:
                UPC Nederland               100.0%
               Norway:
                UPC Norge                   100.0%
               Poland:
                @Entertainment              100.0%
               Romania:
                UPC Romania           51.0%-100.0%
               Slovak Republic:
                UPC Slovak            95.0%-100.0%
               Spain/Portugal:
                Iberian Programming          50.0%
               Sweden:
                Stjarn                      100.0%
               United Kingdom:
                Xtra Music                   41.0%
               Other Business Lines:
                SBS                          13.3%(3)
                Priority Telecom            100.0%
                chello broadband            100.0%
                UPC tv                      100.0%

(1) In February 2000, UPC's interest decreased to 92.0% (see Note 18).
(2) Subsequent to December 31, 1999, UPC increased its interest to 24.9%.
(3) In February 2000, UPC acquired an additional 10.2% interest in SBS for
    (Euro)162.5 ($163.5) million.

                              UNITED EUROPE, INC.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those subsidiaries for which the Company consolidated the results of operations for only a portion of the fiscal year ended December 31, 1999:

                           Effective Date
Entity                    of Consolidation                    Reason
------                    ----------------                    ------
UPC Nederland (1)         February 1, 1999  Acquisition of remaining 49.0% interest in
                                             United Telekabel Holding N.V. ("UTH")
UPC Slovensko (Slovak
 Republic)                June 1, 1999      Acquisition
GelreVision (The
 Netherlands)             June 1, 1999      Acquisition
Reseaux Cables de France
 ("RCF")                  June 1, 1999      Acquisition
Stjarn                    August 1, 1999    Acquisition
Videopole (France)        August 1, 1999    Acquisition
@Entertainment            August 1, 1999    Acquisition
Time Warner Cable France  September 1, 1999 Acquisition
A2000 (The Netherlands)   September 1, 1999 Acquisition of remaining 50.0% interest
Kabel Plus                October 1, 1999   Acquisition
Monor                     December 1, 1999  Acquisition

--------
(1) Prior to the acquisition date, the equity method of accounting was used because of certain minority shareholder's rights.

The Company began consolidating UPC upon acquisition of the remaining 50.0% interest on December 11, 1997. Prior to December 11, 1997, the Company accounted for its investment in UPC under the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Change in Fiscal Year-End

Prior to the ten months ended December 31, 1998, the Company's fiscal year-end was February 28, and it accounted for its share of the income or loss of its operating companies based on the calendar year results of each operating company. This created a two month delay in reporting the operating company results in the Company's consolidated results for its fiscal year-end. On February 24, 1999, the Company changed its fiscal year-end from the last day in February to the last day in December, effective December 31, 1998. To effect the transaction to the new fiscal year, the combined results of operations of the operating companies for January and February 1998, a loss of $17.0 million, has been reported as a one-time adjustment to the retained deficit as of March 1, 1998, in the consolidated statement of parent's equity (deficit). Consequently, the consolidated statement of operations presents the consolidated results of the Company and its subsidiaries for the ten months ended December 31, 1998. For comparative purposes, the Company's consolidated revenue, net operating loss and net loss were $9.9 million, $2.3 million and $36.8 million, respectively, for the ten months ended December 31, 1997, and the Company's consolidated revenue, net operating loss and net loss were $203.1 million, $200.4 million and $280.8 million, respectively for the year ended December 31, 1998.

                              UNITED EUROPE, INC.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market.

Investments in Affiliates, Accounted for under the Equity Method

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

Marketable Equity Securities and Other Investments

The cost method of accounting is used for the Company's other investments in affiliates in which the Company's ownership interest is less than 20.0% and where the Company does not exert significant influence, except for those investments in marketable equity securities. The Company classifies its investments in marketable equity securities in which its interest is less than 20.0% and where the Company does not exert significant influence as available-for-sale and reports such investments at fair market value. Unrealized gains and losses are charged or credited to equity, and realized gains and losses and other-than-temporary declines in market value are included in operations.

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

                              UNITED EUROPE, INC.

The economic lives of property, plant and equipment at acquisition are as follows:

   Cable distribution networks....................................... 3-20 years
   Subscriber premises equipment and converters...................... 3-10 years
   MMDS/DTH distribution facilities.................................. 5-20 years
   Office equipment, furniture and fixtures.......................... 3-10 years
   Buildings and leasehold improvements.............................. 3-33 years
   Other............................................................. 3-10 years

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

Revenue Recognition

Revenue is primarily derived from the sale of multi-channel television, telephony and Internet/data services to subscribers and is recognized in the period the related services are provided. Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent installation fees exceed direct selling costs, the excess fees are deferred and amortized over the average contract period. All installation fees and related costs with respect to reconnections and disconnections are recognized in the period in which the reconnection or disconnection occurs because reconnection fees are charged at a level equal to or less than related reconnection costs.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of subscriber receivables. Concentrations of credit risk with respect to subscriber receivables are limited due to the Company's large number of customers and their dispersion across many different countries worldwide.

                              UNITED EUROPE, INC.

Staff Accounting Bulletin No. 51 ("SAB 51") Accounting Policy

Gains realized as a result of stock sales by the Company's subsidiaries are recorded in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

Stock-Based Compensation

Stock-based compensation is recognized using the intrinsic value method, which results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. UPC adopted stock-based compensation plans for their employees. With respect to certain of these plans, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock.

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

Foreign Operations and Foreign Exchange Rate Risk

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of parent's equity (deficit), included in Other Cumulative Comprehensive Loss.

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

                              UNITED EUROPE, INC.

New Accounting Principles

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the effect of this new standard.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Views on Selected Revenue Recognition Issues" ("SAB 101"), which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is effective for the second quarter of 2000. The Company is currently assessing the effect of SAB 101.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

3. Acquisitions and Other

UPC Stock Offerings

In February 1999, UPC successfully completed an initial public offering selling 133.8 million shares on the Amsterdam Stock Exchange and The Nasdaq Stock Market, Inc. ("Nasdaq"), raising gross and net proceeds at Dutch guilder ("NLG")21.30 ($10.93) per share of NLG2,852.9 ($1,463.0) million and
NLG2,660.1 ($1,364.1) million, respectively. The proceeds were used to reduce debt facilities and finance acquisitions. Based on the carrying value of the Company's investment in UPC as of February 11, 1999, United recognized a gain of $822.1 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in UPC indefinitely. UPC's offering reduced the Company's ownership interest from 100% to 59.6%.

In October 1999, UPC completed a second public offering of 45.0 million ordinary shares, raising gross and net proceeds at Euro ("(Euro)") 19.92 ($21.58) per share of (Euro) 896.3 ($970.9) million and (Euro) 851.5 ($922.4)
million, respectively. The proceeds were used to finance acquisitions. Based on the carrying value of the Company's investment in UPC as of October 19, 1999, United recognized a gain of $403.4 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in UPC indefinitely. This second offering further reduced the Company's ownership to 53.2% as of December 31, 1999.

If all of the UPC stock options and warrants outstanding as of December 31, 1999 were exercised, the Company's ownership interest would be 51.7% on a fully-diluted basis.

UTH

In August 1998, UPC merged its Dutch cable television and telecommunications assets, consisting of its 50.0% interest in A2000 and its wholly-owned subsidiary Cable Network Brabant Holding B.V. ("CNBH"), with those of the Dutch energy company N.V. NUON Energie-Onderneming voor Gelderland, Friesland en Flevoland ("NUON"), forming a new company, UTH (the "UTH Transaction"). The transaction was accounted for as a formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Although UPC retained a 51.0% economic and voting interest in UTH, because of joint governance on most significant operating decisions, UPC accounted for its investment in UTH using the equity method of accounting. On February 17, 1999, UPC acquired the remaining 49.0% of UTH from NUON (the "NUON Transaction") for

                              UNITED EUROPE, INC.

(Euro) 235.1 ($265.7) million. In addition, UPC repaid NUON a (Euro) 15.1 ($17.1) million subordinated loan, including accrued interest, dated December 23, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering. Effective February 1, 1999, UPC began consolidating the results of operations of UTH. Details of the net assets acquired, based on the preliminary purchase price allocation, were as follows (in thousands):

   Property, plant and equipment...................................... $210,013
   Investments in affiliated companies................................   46,830
   Goodwill...........................................................  256,749
   Long-term debt liabilities......................................... (242,536)
   Net current liabilities............................................   (5,384)
                                                                       --------
     Total cash paid.................................................. $265,672
                                                                       ========

The following pro forma condensed consolidated operating results for the year ended December 31, 1999 and the ten months ended December 31, 1998 gives effect to the UTH Transaction and the NUON Transaction as if they had occurred at the beginning of the periods presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                 For the Year Ended  For the Ten Months Ended
                                 December 31, 1999      December 31, 1998
                                -------------------- ---------------------------
                                Historical Pro Forma  Historical     Pro Forma
                                ---------- --------- ------------   ------------
                                   (In thousands)         (In thousands)
   Revenue.....................  $473,422  $483,539  $    172,287   $    253,295
                                 ========  ========  ============   ============
   Net income (loss)...........  $778,123  $773,428  $   (263,852)  $   (299,708)
                                 ========  ========  ============   ============

Acquisition of UPC Slovensko

In June 1999, UPC acquired SKT spol s.r.o. (now known as UPC Slovensko), a company that owns and operates a cable television system in Bratislava, the capital of the Slovak Republic, for $43.3 million.

Acquisition of GelreVision

In June 1999, UPC acquired through UPC Netherland 100% of the GelreVision multi-channel television systems in The Netherlands for NLG233.9 ($109.8) million.

Acquisition of Reseaux Cables de France

In June 1999, UPC acquired through UPC France 95.7% of RCF, which operates cable television systems throughout France, for French francs ("FFR")172.0 ($27.1) million.

Acquisition of Interest in SBS

In July 1999, UPC purchased 4.8% of SBS for $24.3 million in cash. In August 1999, UPC acquired an additional 8.5% of SBS for $75.9 million.

Stjarn Acquisition

In July 1999, UPC acquired Stjarn for a purchase price of $397.0 million, of which $100.0 million was paid in the form of a one-year note with interest at 8.0% per year and the balance of the purchase price was paid in cash. UPC will have the option, at maturity of the note, to pay the note in either cash or UPC stock. Stjarn operates cable television systems serving the greater Stockholm area.

                              UNITED EUROPE, INC.

Acquisition of Videopole

In August 1999, UPC acquired through UPC France 100% of Videopole for a total purchase price of $135.1 million. The purchase price was paid in cash ($69.9 million) and 2.9 million ordinary shares of UPC ($65.2 million). Based on the carrying value of the Company's investment in UPC as of July 31, 1999, United recognized a gain of $34.9 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in UPC indefinitely.

@Entertainment Acquisition

In August 1999, UPC acquired 100% of @Entertainment for $807.0 million in cash. Details of the net assets acquired, based on a preliminary purchase price allocation using information currently available, were as follows (in thousands):

   Net current assets................................................ $  51,239
   Property, plant and equipment.....................................   196,178
   Goodwill..........................................................   986,814
   Long-term liabilities.............................................  (448,566)
   Other.............................................................    21,335
                                                                      ---------
     Total cash paid................................................. $ 807,000
                                                                      =========

The following pro forma condensed consolidated operating results for the year ended December 31, 1999 and the ten months ended December 31, 1998 give effect to the acquisition of @Entertainment as if it had occurred at the beginning of each period presented. This pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                            For the Ten Months
                                       For the Year Ended         Ended
                                       December 31, 1999    December 31, 1998
                                      -------------------- ---------------------
                                      Historical Pro Forma Historical  Pro Forma
                                      ---------- --------- ----------  ---------
                                         (In thousands)       (In thousands)
   Revenue...........................  $473,422  $520,401  $ 172,287   $ 222,665
                                       ========  ========  =========   =========
   Net income (loss).................  $778,123  $585,956  $(263,852)  $(443,718)
                                       ========  ========  =========   =========

Acquisition of Time Warner Cable France

In August 1999, UPC acquired through UPC France 100% of Time Warner Cable France, a company that operates three cable television systems in the suburbs of Paris and Lyon and in the city of Limoges. The purchase price was $71.1 million in cash. Simultaneous with the acquisition of Time Warner Cable France, UPC acquired an additional 47.6% interest in one of its operating systems, Rhone Vision Cable, in which Time Warner France had a 49.9% interest, for FFR89.3 ($14.6) million, increasing UPC's ownership in that system to 97.5%.

Acquisition of 50.0% of A2000

In September 1999, UPC acquired, through UPC Nederland, the remaining 50.0% of A2000 that it did not already own for $229.0 million and $13.1 million in cash and assumed receivables, respectively.

Kabel Plus Acquisition

In October 1999, UPC acquired a 94.6% interest in Kabel Plus for a purchase price of $150.0 million, and took control of the Kabel Plus cable television systems in the Czech and Slovak Republics.

                              UNITED EUROPE, INC.

Acquisition of Additional Interest in Monor

In December 1999, UPC acquired an additional 48.0% economic interest in Monor from its partner and several small minority shareholders for $45.0 million, increasing UPC's ownership to 97.1%. Monor's telephony system is located in the Monor region, an area which borders Budapest in Hungary.

Purchase of Minority Interest in PrimaCom

In December 1999, UPC purchased a total interest of 18.2% in PrimaCom, which owns and operates cable television networks in Germany, for (Euro) 226.5 ($227.9) million. The fair value of this investment was $231.9 million as of December 31, 1999 and is reflected in "Marketable equity securities and other investments" on the Consolidated Balance Sheet.

Combivisie and CNBH

Effective January 1, 1998, UPC acquired certain assets, including the Dutch cable systems of Combivisie for $88.0 million. The purchase was funded with draws on UPC's existing credit facilities. Subsequent to the transaction, the assets and liabilities of UPC's other Dutch systems and Combivisie were merged, forming CNBH, a wholly-owned subsidiary of UPC Netherland.

Hungary

In June 1998, UPC acquired certain Hungarian multi-channel television system assets for $9.5 million in cash and a non-interest bearing promissory note in the amount of $18.0 million. These assets are now part of UPC Magyarorszag.

Tevel and Melita

In November 1998, UPC (i) acquired from Tele-Communications International, Inc. ("TINTA") its indirect 23.3% and 25.0% interests in the Tevel and Melita systems, respectively, for $91.5 million, doubling UPC's respective ownership in these systems to 46.6% and 50.0%, respectively, (ii) purchased an additional 5.0% interest in Princes Holdings and 5.0% of Tara in consideration for 769,062 shares of United Class A Common Stock held by UPC, and (iii) sold the 5.0% interest in Princes Holdings, together with its existing 20.0% interest, to TINTA for $20.5 million. The net payment of $71.0 million to TINTA ($68.0 million after closing adjustments) was funded with the proceeds of a $90.0 million promissory note made by a subsidiary of UPC to its primary partners in the Tevel system (the "UPC DIC Loan").

UPC

In July 1995, the Company and Philips Electronics N.V. ("Philips") contributed their respective ownership interests in European and Israeli multi-channel television systems to UPC. Philips contributed to UPC its 95.0% interest in cable television systems in Austria, its 100% interest in cable television systems in Belgium, its minority interests in multi-channel television systems in Germany, The Netherlands (Eindhoven) and France. The Company contributed its interests in multi-channel television systems in Israel, Ireland, the Czech Republic, Malta, Norway, Hungary, Sweden and Spain. The Company also contributed $78.2 million in cash to UPC and issued to Philips 6,338,302 shares of its Class A Common Stock having a value of $50.0 million (at date of closing). In addition, UPC issued to Philips $133.6 million of convertible subordinated pay-in-kind notes (the "PIK Notes"). As a result of this transaction, the Company and Philips each owned a 50.0% economic and voting interest in UPC.

On December 11, 1997, the Company acquired Philips' entire interest in UPC (the "UPC Transaction"). As part of the UPC Transaction, (i) UPC purchased the 6,338,302 shares of Class A Common Stock of the Company held by Philips, (ii) United purchased NLG169.9 ($84.3) million of the accreted amount of UPC's PIK Notes and redeemed them for 45,540,783 shares of UPC, (iii) UPC repaid to Philips the remaining NLG170.4 ($84.6)

                              UNITED EUROPE, INC.

million accreted amount of the PIK Notes, (iv) United purchased 39,364,812 shares of UPC directly from Philips, and (v) UPC repurchased Philips' remaining equity interest in UPC (73,135,188 shares). The Company effectively owned 100% of UPC as a result of the UPC Transaction, including shares held by a foundation controlled by United which administers the UPC stock plan for the benefit of UPC employees and management, pursuant to UPC's equity incentive plans. The final purchase price (excluding transaction-related costs) was $425.2 million, comprised of $168.7 million for the purchase by the Company and repayment by UPC of UPC's PIK Notes, $33.2 million allocated to the purchase by UPC of 6,338,302 shares of the Company's Class A Common Stock and $223.3 million allocated to the purchase of Philips' interest in UPC. The UPC Transaction was funded by a long-term revolving credit facility through UPC with a syndicate of banks ($151.5 million), a bridge bank facility through a subsidiary of UPC ($111.2 million) and a cash investment by the Company of $162.5 million.

Details of the net assets acquired, based on a preliminary allocation of the purchase price, which were denominated in Dutch guilders and translated to U.S. dollars using the exchange rate on the date of acquisition, were as follows (in thousands):

   Working capital, including cash acquired of $50,872.............. $  (7,158)
   Investment in United Class A Common Stock........................   (33,074)
   Investment in affiliated companies...............................  (167,945)
   Property, plant and equipment and other long-term assets.........  (273,988)
   Goodwill and other intangible assets.............................  (383,503)
   Elimination of United equity investment..........................    46,319
   Long-term debt...................................................   624,633
   Other liabilities................................................    32,216
                                                                     ---------
     Total cash paid................................................ $(162,500)
                                                                     =========

Tara

In October 1997, Tara issued shares to third parties in exchange for consideration totaling $2.5 million, thereby diluting the Company's interest in Tara from 100% to 75.0%. A gain of $1.6 million recognized on the transaction was credited to additional paid-in capital in accordance with SAB 51.

Pro Forma Financial Information for the Year Ended February 28, 1998

The following pro forma condensed consolidated operating results for the years ended February 28, 1998 give effect to the UPC Transaction as if it had occurred at the beginning of the period presented. This pro forma condensed consolidated financial information and notes thereto do not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                           For the Year Ended
                                                            February 28, 1998
                                                         -----------------------
                                                         Historical Pro Forma(1)
                                                         ---------- ------------
                                                             (In thousands)
   Revenue..............................................  $  9,945   $ 173,344
                                                          ========   =========
   Net loss.............................................  $(54,152)  $(104,925)
                                                          ========   =========

--------
(1) Represents the historical amounts included in UPC's consolidated statement of operations for the period from January 1, 1997 to December 10, 1997, additional depreciation and amortization related to the step-up in basis in tangible assets and additional goodwill, the net decrease in equity in losses of affiliated companies, and the net increase in interest expense as a result of the UPC Transaction.

                              UNITED EUROPE, INC.

4. Investments in Affiliates, Accounted for under the Equity Method

                                                 As of December 31, 1999
                            -----------------------------------------------------------------
                                                         Cumulative      Cumulative
                            Investments in Dividends Share in Results of Translation
                              Affiliates   Received      Affiliates      Adjustments  Total
                            -------------- --------- ------------------- ----------- --------
                                                     (In thousands)
   SBS.....................    $ 99,621     $   --        $ (5,421)        $ 2,858   $ 97,058
   Tevel...................     100,679      (6,180)       (12,108)          3,761     86,152
   Melita..................      14,062         --           2,066          (2,417)    13,711
   Iberian Programming.....      11,947         --            (460)          2,828     14,315
   Xtra Music..............       9,913         --          (2,476)           (640)     6,797
   Other...................      27,447         --             (65)         (1,048)    26,334
                               --------     -------       --------         -------   --------
     Total.................    $263,669     $(6,180)      $(18,464)        $ 5,342   $244,367
                               ========     =======       ========         =======   ========
                                                 As of December 31, 1998
                            -----------------------------------------------------------------
                                                         Cumulative      Cumulative
                            Investments in Dividends Share in Results of Translation
                              Affiliates   Received      Affiliates      Adjustments  Total
                            -------------- --------- ------------------- ----------- --------
                                                     (In thousands)
   UTH.....................    $135,290     $   --        $(11,447)        $ 8,288   $132,131
   Tevel...................      96,340      (6,090)          (390)           (306)    89,554
   Melita..................      14,078         --             997             724     15,799
   Monor...................      11,301         --          (2,601)         (7,849)       851
   Xtra Music..............       5,326         --            (536)            252      5,042
   Other...................      14,532         --          (3,876)            176     10,832
                               --------     -------       --------         -------   --------
     Total.................    $276,867     $(6,090)      $(17,853)        $ 1,285   $254,209
                               ========     =======       ========         =======   ========

As of December 31, 1999 and 1998, the Company had the following differences related to the excess of its cost over its proportionate interest in each affiliate's net tangible assets included in the above table. Such differences are being amortized over 15 years.

                                 As of December 31, 1999 As of December 31, 1998
                                 ----------------------- -----------------------
                                   Basis    Accumulated    Basis    Accumulated
                                 Difference Amortization Difference Amortization
                                 ---------- ------------ ---------- ------------
                                                 (In thousands)
   SBS..........................  $109,080    $ (2,828)   $    --     $   --
   Tevel........................    82,010      (7,947)     80,644     (3,351)
   Melita.......................    11,673      (1,242)     12,898       (451)
   Iberian Programming..........    11,941        (521)        --         --
   Xtra Music...................     5,511        (246)      3,585        (73)
   Other........................       --          --        9,985       (404)
                                  --------    --------    --------    -------
     Total......................  $220,215    $(12,784)   $107,112    $(4,279)
                                  ========    ========    ========    =======

                              UNITED EUROPE, INC.

Condensed financial information for UPC, stated in U.S. dollars, is presented below:

                                                           For the Year Ended
                                                          December 31, 1997(1)
                                                          --------------------
                                                             (In thousands)
   Revenue...............................................      $ 172,951
   Operating, selling, general and administrative ex-
    pense................................................       (121,833)
   Depreciation and amortization.........................        (68,148)
                                                               ---------
     Net operating loss..................................        (17,030)
   Interest, net.........................................        (32,936)
   Share in results of affiliated companies, net.........        (10,395)
   Other.................................................        (29,820)
                                                               ---------
     Net loss............................................      $ (90,181)
                                                               =========

--------
(1) The Company consolidated the results of UPC effective December 11, 1997.

5. Marketable Equity Securities of Parent

As a result of the UPC Transaction, UPC acquired 6,338,302 shares of United's Class A Common Stock, valued at cost on December 11, 1997 at $33.1 million. In November 1998, UPC used 769,062 shares to acquire an additional 5.0% interest in Tara and Princes Holdings, resulting in 5,569,240 remaining United shares held by UPC.

6. Property, Plant and Equipment

                                                           As of December 31,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
                                                             (In thousands)
   Cable distribution networks............................ $1,533,411  $246,607
   Subscriber premises equipment and converters...........    153,670    71,178
   MMDS/DTH distribution facilities.......................     79,265     7,340
   Office equipment, furniture and fixtures...............     72,161    18,674
   Buildings and leasehold improvements...................    144,769     6,748
   Other..................................................    132,414    14,905
                                                           ----------  --------
                                                            2,115,690   365,452
     Accumulated depreciation.............................   (195,329)  (46,406)
                                                           ----------  --------
     Net property, plant and equipment.................... $1,920,361  $319,046
                                                           ==========  ========

                              UNITED EUROPE, INC.

7. Goodwill and Other Intangible Assets

                                                           As of December 31,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
                                                             (In thousands)
   @Entertainment......................................... $  935,867  $    --
   UPC Netherland.........................................    763,714       --
   Stjarn.................................................    430,606       --
   Telekabel Group........................................    177,800   206,092
   UPC France.............................................    117,787       --
   UPC Norge..............................................     85,405    87,563
   Kabel Plus.............................................     85,330       --
   UPC Magyarorszag.......................................     55,068    51,550
   UPC....................................................     29,406       --
   Monor..................................................     24,420       --
   UPC Slovak.............................................     23,026       --
   UPC Belgium............................................     20,994    22,322
   Other..................................................     12,932    12,970
                                                           ----------  --------
                                                            2,762,355   380,497
     Accumulated amortization.............................   (134,594)  (20,693)
                                                           ----------  --------
     Net goodwill and other intangible assets............. $2,627,761  $359,804
                                                           ==========  ========

8. Short-Term Debt

                                                                As of December
                                                                     31,
                                                               ----------------
                                                                 1999    1998
                                                               -------- -------
                                                                (In thousands)
   Stjarn Seller's Note (Note 3).............................. $100,000 $   --
   Stjarn Credit Facility.....................................   39,333     --
   A2000 Bank Facility (Note 10)..............................   20,575     --
   Other UPC..................................................    4,355  33,504
                                                               -------- -------
     Total short-term debt.................................... $164,263 $33,504
                                                               ======== =======

  Carrying value approximates fair value for these short-term facilities.

Stjarn Credit Facility

In December 1998, Stjarn's parent company entered into a Swedish Kronor ("SEK")521.0 ($61.3) million loan agreement with a bank to refinance certain debt. The loan currently consists of an A facility, a medium term loan in the amount of SEK371.0 ($43.6) million and a revolving credit facility in the amount of SEK150.0 ($17.6) million. These facilities bear interest at the rate of Stockholm Interbank Offered Rate ("STIBOR") plus a margin of 0.75% to 1.25%. As a result of UPC's acquisition of Stjarn, both the A facility and the revolving facility are now due on March 31, 2000.

                              UNITED EUROPE, INC.

9. Senior Discount Notes and Senior Notes

                                                            As of December 31,
                                                           --------------------
                                                              1999      1998
                                                           ---------- ---------
                                                              (In thousands)
   UPC USD Senior Notes due 2009.......................... $  759,442 $     --
   UPC 10.875% Euro Senior Notes due 2009.................    301,878       --
   UPC USD Senior Discount Notes due 2009.................    421,747       --
   UPC 10.875% USD Senior Notes due 2007..................    191,852       --
   UPC 10.875% Euro Senior Notes due 2007.................    100,625       --
   UPC 11.25% USD Senior Notes due 2009...................    239,905       --
   UPC 11.25% Euro Senior Notes due 2009..................    100,894       --
   UPC 13.375% USD Senior Discount Notes due 2009.........    255,786       --
   UPC 13.375% Euro Senior Discount Notes due 2009........    102,847       --
   @Entertainment 1999 Senior Discount Notes..............    141,807       --
   @Entertainment 1998 Senior Discount Notes..............    115,984       --
   @Entertainment 1999 Series C Senior Discount Notes.....     11,841       --
   PCI Discount Notes.....................................     16,457       --
                                                           ---------- ---------
                                                            2,761,065       --
     Less current portion.................................        --        --
                                                           ---------- ---------
     Total senior discount notes.......................... $2,761,065 $     --
                                                           ========== =========

UPC USD Senior Notes due 2009, UPC 10.875% Euro Senior Notes due 2009 and UPC USD Senior Discount Notes due 2009 (collectively the "UPC July 1999 Notes")

In July 1999, UPC completed a private placement bond offering consisting of $800.0 million ten-year 10.875% Senior Notes due 2009, (Euro) 300.0 million of ten-year 10.875% Senior Notes due 2009 and $735.0 million aggregate principal amount of ten-year 12.5% Senior Discount Notes due 2009. The UPC Senior Discount Notes due 2009 were sold at 54.5% of face value amount yielding gross proceeds of approximately $400.7 million, and will accrue but not pay interest until 2005. Interest payments on the Senior Notes due 2009 will be due semi-annually, commencing February 1, 2000. The indentures governing the UPC July 1999 Notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies. Concurrent with the closing of the UPC July 1999 Notes offering, UPC entered into a cross-currency swap, swapping the $800.0 million UPC Senior Notes due 2009 into fixed and variable rate Euro notes with a notional amount totaling (Euro) 754.7 million. One half of the Euro notes have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of Euro Interbank Offered Rate ("EURIBOR") plus 4.15%, for an initial rate of 7.1%.

UPC 10.875% USD and Euro Senior Notes due 2007, UPC 11.25% USD and Euro Senior Notes due 2009 and UPC 13.375% USD and Euro Senior Discount Notes due 2009 (collectively the "UPC October 1999 Notes")

In October 1999, UPC completed a private placement bond offering consisting of six tranches: $200.0 million and (Euro) 100.0 million of eight-year 10.875% Senior Notes due 2007; $252.0 million and (Euro) 101.0 million of ten-year 11.25% Senior Notes due 2009; and $478.0 million and (Euro) 191.0 million aggregate principal amount of ten-year 13.375% Senior Discount Notes due 2009. The Senior Discount Notes were sold at 52.3% of the face amount yielding gross proceeds of $250.0 million and (Euro) 100.0 million and will accrue but not pay interest until November 2004. UPC then entered into cross-currency swaps, swapping the $252.0 million 11.25% coupon into fixed and variable rate Euro notes with a notional amount totaling (Euro) 240.2 million, and swapping the $200.0

                              UNITED EUROPE, INC.

million 10.875% coupon into fixed and variable rate Euro notes with a notional amount totaling (Euro) 190.7 million. Of the former swap, (Euro) 120.1 million have a fixed interest rate of 9.9% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.8%. The remaining (Euro) 120.1 million have a variable interest rate of EURIBOR + 4.80%. Of the latter swap,
(Euro) 95.4 million have a fixed interest rate of 9.9% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.8%. The remaining
(Euro) 95.4 million have a variable interest rate of EURIBOR + 4.8%.

@Entertainment 1999 Senior Discount Notes, @Entertainment 1998 Senior Discount
 Notes and
@Entertainment 1999 Series C Senior Discount Notes (collectively the
 "@Entertainment Notes")

In January 1999, @Entertainment sold 256,800 units consisting of Senior Discount Notes due 2009 and warrants to purchase 1,813,665 shares of @Entertainment's common stock. The @Entertainment 1999 Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity yielding gross proceeds of approximately $100.0 million. Cash interest on the @Entertainment 1999 Senior Discount Notes will not accrue prior to February 1, 2004. Thereafter, cash interest will accrue at a rate of 14.5% per annum, payable semi-annually in arrears on August 1 and February 1 of each year, commencing August 1, 2004. In connection with the acquisition of @Entertainment, UPC acquired all of the existing warrants held in connection with the @Entertainment 1999 Senior Discount Notes.

In July 1998, @Entertainment sold 252,000 units, consisting of 14.5% Senior Discount Notes due 2008 and warrants entitling the warrant holders to purchase 1,824,514 shares of @Entertainment common stock. This offering generated approximately $125.1 million in gross proceeds to @Entertainment. The @Entertainment 1998 Senior Discount Notes are unsubordinated and unsecured obligations of @Entertainment. Cash interest will not accrue prior to July 15, 2003. After that, cash interest will accrue at a rate of 14.5% per year and will be payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2004. The @Entertainment 1998 Senior Discount Notes will mature on July 15, 2008. In connection with the acquisition of @Entertainment, UPC acquired all of the existing warrants held in connection with the @Entertainment 1998 Senior Discount Notes.

Pursuant to the terms of the @Entertainment indenture, @Entertainment repurchased $49.1 million aggregate principal amount at maturity of these notes for $26.5 million as a result of UPC's acquisition of @Entertainment.

In January 1999, @Entertainment sold $36.0 million aggregate principal amount at maturity of Series C Senior Discount Notes generating approximately $9.8 million of gross proceeds. The @Entertainment 1999 Series C Senior Discount Notes are senior unsecured obligations of @Entertainment. Original issue discount will accrete from January 20, 1999, until maturity on July 15, 2008. Cash interest will accrue beginning July 15, 2004 at a rate of 7.0% per year on the principal amount at maturity, and will be payable semi-annually in arrears, on July 15 and January 15 of each year beginning January 15, 2005.

PCI Discount Notes

Poland Communications, Inc. ("PCI"), @Entertainment's major operating subsidiary, sold $130.0 million of discount notes in October 1996. The PCI Discount Notes bear interest at 9.875%, payable on May 1 and November 1 of each year. The PCI Discount Notes mature on November 1, 2003. Pursuant to the terms of the PCI indenture, @Entertainment repurchased a majority of the PCI Discount Notes in November 1999 as a result of UPC's acquisition of @Entertainment.

                              UNITED EUROPE, INC.

10. Other Long-Term Debt

                                                           As of December 31,
                                                           --------------------
                                                              1999       1998
                                                           ----------  --------
                                                             (In thousands)
   UPC Senior Credit Facility............................. $  359,720  $    --
   New Telekabel Facility.................................    256,861       --
   A2000 Facilities.......................................    209,132       --
   CNBH Facility..........................................    122,317       --
   Rhone Vision Cable Credit Facility.....................     61,360       --
   RCF Facility...........................................     31,852       --
   UPC DIC Loan...........................................     39,366    84,214
   Mediareseaux Facility..................................     45,193    21,346
   Monor Facility.........................................     33,488       --
   Videopole Facility.....................................      7,752       --
   Other UPC..............................................     50,345     3,821
   UPC Senior Revolving Credit Facility...................        --    512,179
   UPC Bridge Bank Facility...............................        --     60,063
                                                           ----------  --------
                                                            1,217,386   681,623
     Less current portion.................................    (50,606)  (60,063)
                                                           ----------  --------
     Total other long-term debt........................... $1,166,780  $621,560
                                                           ==========  ========

UPC Senior Credit Facility

On July 27, 1999, several UPC subsidiaries and a syndicate of banks executed a Loan and Note Issuance Agreement for a (Euro)1.0 ($1.1) billion multi-currency senior secured credit facility. The UPC Senior Credit Facility matures on July 27, 2006 and is comprised of two tranches. The (Euro) 750.0 ($755.1) million Tranche A is a senior secured reducing revolving credit facility. Tranche B is a (Euro) 250.0 ($251.7) million term loan credit facility. The UPC Senior Credit Facility bears interest at EURIBOR (for borrowings in euro) and at the London Interbank Offered Rate ("LIBOR") (for all other borrowings) plus a margin of between 0.75% and 2.0% (which shall be at least 1.5% for the first six months following closing) plus an additional cost of funding calculation. In addition to repayment of UPC's existing revolving credit facility, proceeds from the UPC Senior Credit Facility were used to fund acquisitions, repay certain intercompany debts, pay interest on funds downstreamed from the proceeds of high yield issues, general corporate purposes, capital expenditures and other permitted distributions. Borrowings under the UPC Senior Credit Facility are limited by financial ratio tests. The UPC Senior Credit Facility contains change in control provisions related to UPC's ownership in certain subsidiaries and United's ownership of UPC. In addition, the UPC Senior Credit Facility limits acquisitions funded by loan proceeds to
(Euro) 400.0 ($402.7) million over the life of the UPC Senior Credit Facility. The UPC Senior Credit Facility contains certain financial covenants and restrictions on UPC and its subsidiaries' ability to make dividends or other payments to UPC, incur indebtedness, dispose of assets and merge and enter into affiliate transactions. Net proceeds of certain disposals are required to be used to prepay the facility.

New Telekabel Facility

In March 1999, UPC Nederland replaced their existing facility with a senior facility. The New Telekabel Facility consists of a (Euro) 340.0 ($342.3) million revolving facility to N.V. Telekabel, a subsidiary of UPC Nederland, that will convert to a term facility on December 31, 2001. The New Telekabel Facility includes (Euro) 5.0 ($5.0) million in the form of an overdraft facility that will be available until December 31, 2007. The New Telekabel Facility bears interest at EURIBOR plus a margin between 0.75% and 2.00% based on leverage multiples tied to certain measures of net operating cash flow.

                              UNITED EUROPE, INC.

A2000 Facilities

In January 1996, A2000 and one of its subsidiaries entered into bank facilities of NLG90.0 ($41.1) million and NLG375.0 ($171.2) million, respectively. In October 1996, a subsidiary of A2000 entered into a bank facility of NLG45.0 ($20.5) million. These facilities have between nine- and ten-year terms and interest rates of Amsterdam Interbank Offered Rate ("AIBOR") plus 0.75% or AIBOR plus 0.7% or fixed rates (fixed prior to each advance) increased by 0.7% or 0.75% per annum. The facilities also restrict the borrowers from incurring additional indebtedness and from paying dividends and distributions, subject to certain exceptions.

CNBH Facility

In February 1998, CNBH entered into a secured NLG250.0 ($114.2) million ten-year term facility with a syndicate of banks. In January 1999, this facility was increased to NLG274.0 ($125.1) million. The CNBH Facility bears interest at AIBOR plus a margin between 0.7% and 0.75%. Beginning in 2001, CNBH will be required to apply 50.0% of its excess cash flow to prepayment of its facility. In connection with this facility, CNBH also entered into a NLG5.0 ($2.3) million ten-year term working capital facility with a bank.

Rhone Vision Cable Credit Facility

In July 1996, Rhone Vision Cable, a subsidiary of Time Warner Cable France, entered into a FFR680.0 ($104.4) million credit facility with a bank to finance construction and installation of Rhone Vision Cable networks. The facility bears interest at LIBOR plus 1.0%, payable quarterly. The facility must be repaid by the earlier of June 30, 2002 or six months after network completion.

RCF Facility

In 1990, RCF and six of its subsidiaries entered into a FFR160.0 ($24.6) million credit facility with a consortium of banks to finance working capital and operations. In 1995 this facility was amended and extended to FFR252.4 ($38.7) million to refinance three further credit facilities entered into by other subsidiaries of RCF. The loan bears interest at PIBOR (the French interbank offer rate) plus 1.5%, payable in arrears quarterly. The loan is to be repaid in yearly installments of FFR34.6 ($5.3) million beginning at the end of 1999 until December 31, 2005.

UPC DIC Loan

In November 1998, a subsidiary of Discount Investment Corporation ("DIC") loaned UPC a total of $90.0 million to acquire the additional interests in Tevel and Melita. The UPC DIC Loan matures in November 2000 and bears interest at 8.0% and is payable, together with 106.0% of the principal amount, on maturity. In connection with the UPC DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of $90.0 million, plus accrued interest, of ordinary shares of UPC at a price equal to 90.0% of the initial public offering price. UPC allocated the $90.0 million in loan proceeds between the debt instrument and the equity option element on the basis of relative fair values. In February 1999, the option agreement was amended, resulting in a grant of two options of $45.0 million each to acquire ordinary shares of UPC. DIC then exercised the first option for $45.0 million, paying in cash and acquiring 4.7 million ordinary shares of UPC. UPC repaid $45.0 million of the UPC DIC Loan and accrued interest with proceeds received from the option exercise. The remaining option is exercisable until September 30, 2000.

Mediareseaux Facility

In July 1998, Mediareseaux entered into a 9.5 year term facility with a bank for an amount of FFR680.0 ($104.4) million. The Mediareseaux Facility bears interest at LIBOR plus a margin ranging from 0.75% to 2.0%. The availability of the facility depends on revenue generated and debt to equity ratios. The availability period ends at December 31, 2002. The repayment period starts from January 1, 2003 to final maturity in 2007. During the repayment period, Mediareseaux must apply 50.0% of its excess cash flow in prepaying the facility. In July

                              UNITED EUROPE, INC.

1998, Mediareseaux secured a 9.5 year FFR20.0 ($3.1) million overdraft facility, subject to the same terms and conditions as the Mediareseaux Facility except that the availability tests are not applicable.

Monor Facility

In September 1997, Monor entered into a $42.0 million term loan facility with a syndicate of banks. The proceeds of the Monor facility were used to repay indebtedness and for capital expenditures in the build-out of Monor's network. Monor's facility matures on December 31, 2006 and bears interest at LIBOR plus 1.5%. Monor entered into an interest rate swap agreement with a bank, swapping the floating rate to a fixed rate of 6.7% for German marks and 7.8% for U.S. dollars. Monor's facility is secured by a pledge over the shares of Monor and its assets. This facility limits Monor's ability to encumber its assets, incur indebtedness and pay dividends.

Fair Value of Senior Discount Notes, Senior Notes and Other Long-Term Debt

Fair value is based on market prices for the same or similar issues. Carrying value is used when a market price is unavailable.

                                                      Carrying Value Fair Value
                                                      -------------- ----------
                                                           (In thousands)
   As of December 31, 1999:
   UPC USD Senior Notes due 2009....................    $  759,442   $  775,969
   UPC 10.875% Euro Senior Discount Notes due 2009..       301,878      305,652
   UPC USD Senior Discount Notes due 2009...........       421,747      415,275
   UPC 10.875% USD Senior Notes due 2007............       191,852      206,525
   UPC 10.875% Euro Senior Notes due 2007...........       100,625      102,639
   UPC 11.25% USD Senior Notes due 2009.............       239,905      262,080
   UPC 11.25% Euro Senior Notes due 2009............       100,894      103,665
   UPC 13.375% USD Senior Discount Notes due 2009...       255,786      272,460
   UPC 13.375% Euro Senior Discount Notes due 2009..       102,847      106,669
   @Entertainment 1999 Senior Discount Notes........       141,807      146,007
   @Entertainment 1998 Senior Discount Notes........       115,984      147,948
   @Entertainment 1999 Series C Senior Discount
    Notes...........................................        11,841       11,841
   PCI Discount Notes...............................        16,457       16,457
   UPC Senior Credit Facility.......................       359,720      359,720
   New Telekabel Facility...........................       256,861      256,861
   A2000 Facilities.................................       209,132      209,132
   CNBH Facility....................................       122,317      122,317
   Rhone Vision Cable Credit Facility...............        61,360       61,360
   RCF Facility.....................................        31,852       31,852
   UPC DIC Loan.....................................        39,366       39,366
   Mediareseaux Facility............................        45,193       45,193
   Monor Facility...................................        33,488       33,488
   Videopole Facility...............................         7,752        7,752
   Other UPC........................................        50,345       50,345
                                                        ----------   ----------
       Total........................................    $3,978,451   $4,090,573
                                                        ==========   ==========
   As of December 31, 1998:
   UPC Senior Revolving Credit Facility.............    $  512,179   $  512,179
   UPC Bridge Bank Facility.........................        60,063       60,063
   Mediareseaux Facility............................        21,346       21,346
   UPC DIC Loan.....................................        84,214       84,214
   Other UPC........................................         3,821        3,821
                                                        ----------   ----------
       Total........................................    $  681,623   $  681,623
                                                        ==========   ==========

                              UNITED EUROPE, INC.

Debt Maturities

The maturities of the Company's senior discount notes, senior notes and other long-term debt are as follows (in thousands):

   Year Ended December 31, 2000..................................... $   50,606
   Year Ended December 31, 2001.....................................        --
   Year Ended December 31, 2002.....................................     61,361
   Year Ended December 31, 2003.....................................     16,457
   Year Ended December 31, 2004.....................................        --
   Thereafter.......................................................  3,850,027
                                                                     ----------
     Total.......................................................... $3,978,451
                                                                     ==========

11. Note Payable to Parent

                               As of
                            December 31,
                                1998
                            ------------
   Note payable to parent,
    including accrued in-
    terest of $6,141......    $92,609
                              =======

United loaned the Company a total of $86.5 million in connection with funding the general operations of UPC as well as the repayment of the UPC Bridge Bank Facility. The United loan accrued interest at 10.75% per annum. The Company repaid $87.5 million of principal and interest in February 1999 with proceeds from UPC's initial public offering.

12. Parent's Equity (Deficit)

Common Stock

Authorized capital consists of 1,000 shares of common stock, $0.01 par value, 100 shares issued and outstanding, held by United. Such shares have been pledged as collateral under United's 1998 Notes.

Cumulative Translation Adjustments

During the year ended December 31, 1999, the Company recorded a negative change in cumulative translation adjustments of $111.3 million, primarily due to the strengthening of the U.S. dollar compared to the Dutch guilder of approximately 15.9%.

Equity Transactions of Subsidiaries

The issuance of warrants, the issuance of convertible debt with an equity component, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                                              For the Year Ended
                                                              December 31, 1999
                                                              ------------------
                                                                (In thousands)
   Variable plan accounting for stock options................     $ 338,261
   Deferred compensation expense.............................      (180,757)
   Amortization of deferred compensation.....................        79,104
   Issuance of warrants......................................        33,025
   Issuance of convertible debt (UPC DIC Loan)...............        14,875
                                                                  ---------
     Total...................................................     $ 284,508
                                                                  =========

                              UNITED EUROPE, INC.

Other Cumulative Comprehensive Income (Loss)

                                 As of        As of
                              December 31, December 31,
                                  1999         1998
                              ------------ ------------
                                   (In thousands)
   Foreign currency transla-
    tion adjustments.........  $(135,958)    $(24,706)
   Unrealized gain on avail-
    able-for-sale securi-
    ties.....................    373,501       23,350
                               ---------     --------
     Total...................  $ 237,543     $ (1,356)
                               =========     ========

Subsidiary Stock Option Plans

UPC Plan

In June 1996, UPC adopted a stock option plan (the "UPC Plan") for certain of its employees and those of its subsidiaries. There are 18,000,000 total shares available for the granting of options under the UPC Plan, which are held by the Stichting Administratiekantoor UPC (the "Foundation"), which administers the UPC Plan. Each option represents the right to acquire from the Foundation a certificate representing the economic value of one share. Following consummation of the initial public offering, any certificates issued to employees who have exercised their options will be converted into UPC common stock. United appoints the board members of the Foundation and thus controls the voting of the Foundation's common stock. The options are granted at fair market value determined by UPC's Supervisory Board at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. In order to introduce the element of "vesting" of the options, the UPC Plan provides that even though the options are exercisable immediately, the shares to be issued or options granted in 1996 vest in equal monthly increments over a three-year period from the effective date set forth in the option grant. In March 1998, the UPC Plan was revised to increase the vesting period for any new grants of options to four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), all unvested options previously exercised must be resold to the Foundation at the original purchase price, or all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules in its discretion. An employee has the right at any time to put his certificates or shares from exercised vested options to the Foundation at a price equal to the fair market value. UPC can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which can not be called by UPC until expiration of the underlying options. The UPC Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

For purposes of the pro forma disclosures presented below, UPC has computed the fair values of all options granted during the year ended December 31, 1999 using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

   Risk-free interest rate..............................................   5.76%
   Expected life........................................................ 5 years
   Expected volatility..................................................  56.82%
   Expected dividend yield..............................................      0%

The total fair value of options granted was approximately (Euro) 38.5 ($38.8) million for the year ended December 31, 1999. This amount is amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in proforma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of proforma compensation expense in the period of forfeiture. For the year ended December 31, 1999, stock-based compensation, net of the effect of forfeitures and net of

                              UNITED EUROPE, INC.

actual compensation expense recorded in the statement of operations was
(Euro) 5.9 ($5.6) million. This stock-based compensation had the following pro forma effect on net income (in thousands):

                                                                          Net
                                                                         Income
                                                                        --------
   As reported......................................................... $778,123
   Pro forma........................................................... $772,495

A summary of stock option activity for the UPC Plan is as follows:

                                            For the Year Ended December 31,
                             ----------------------------------------------------------------
                                     1999                  1998                 1997
                             --------------------- --------------------- --------------------
                                         Weighted-             Weighted-            Weighted-
                                          Average               Average              Average
                                         Exercise              Exercise             Exercise
                               Number      Price     Number      Price    Number      Price
                             ----------  --------- ----------  --------- ---------  ---------
                                          (Euros)               (Euros)              (Euros)
   Outstanding at beginning
    of period..............  12,586,500     1.72    6,724,656    1.59    6,901,251    1.59
   Granted during the
    period.................   4,338,000    14.91    7,029,000    1.83          --      --
   Cancelled during the
    period.................    (266,565)    3.44      (42,156)   1.59     (176,595)   1.59
   Exercised during the
    period.................  (5,702,256)    1.65   (1,125,000)   1.59          --      --
                             ----------    -----   ----------    ----    ---------    ----
   Outstanding at end of
    period.................  10,955,679     6.94   12,586,500    1.72    6,724,656    1.59
                             ==========    =====   ==========    ====    =========    ====
   Exercisable at end of
    period(1)..............   4,769,595     3.10   12,586,500    1.72    6,724,656    1.59
                             ==========    =====   ==========    ====    =========    ====

--------
(1) Includes certificate rights as well as options.

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                        For the Year Ended December 31,
                               -------------------------------------------------
                                         1999                     1998
                               ------------------------ ------------------------
                                         Fair  Exercise           Fair  Exercise
                                Number   Value  Price    Number   Value  Price
                               --------- ----- -------- --------- ----- --------
                                            (Euros)                  (Euros)
   Exercise Price
   --------------
   Less than market price.....   375,000 8.94   16.12         --   --      --
   Equal to market price...... 3,963,000 8.95   14.79   7,029,000 1.83    1.83
                               --------- ----   -----   --------- ----    ----
     Total.................... 4,338,000 8.94   14.91   7,029,000 1.83    1.83
                               ========= ====   =====   ========= ====    ====

                              UNITED EUROPE, INC.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999:

                                     Options Outstanding          Options Exercisable
                            ------------------------------------- -------------------
                                       Weighted-Average Weighted-           Weighted-
                                          Remaining      Average             Average
                                       Contractual Life Exercise            Exercise
                              Number       (Years)        Price    Number     Price
                            ---------- ---------------- --------- --------- ---------
                                                         (Euros)             (Euros)
   Exercise Price Range
   (Euros)
   --------------------
    1.59- 2.05.............  6,681,039       1.19          1.80   4,211,055    1.78
    9.67- 9.67.............  1,212,000       3.20          9.67     231,000    9.67
   11.26-11.40.............    719,640       3.22         11.40     132,483   11.40
   15.67-18.17.............  1,171,500       3.56         17.51     130,188   17.46
   20.08-20.08.............  1,171,500       3.78         20.08      64,869   20.08
                            ----------       ----         -----   ---------   -----
     Total................. 10,955,679       2.00          6.94   4,769,595    3.10
                            ==========       ====         =====   =========   =====

The UPC Plan was accounted for as a variable plan prior to UPC's initial public offering in February 1999. Accordingly, compensation expense was recognized at each financial statement date based on the difference between the grant price and the estimated fair value of UPC's common stock. Therafter, the UPC Plan has been accounted for as a fixed plan. Compensation expense of
(Euro) 6.5 ($6.8) million, (Euro) 121.7 ($134.7) million and (Euro) 2.2 ($2.5)
million was recognized for the year ended December 31, 1999, the ten months ended December 31, 1998 and the year ended February 28, 1998, respectively.

UPC Phantom Stock Option Plan

In March 1998, UPC adopted a phantom stock option plan (the "UPC Phantom Plan") which permits the grant of phantom stock rights in up to 7,200,000 shares of UPC's common stock. The rights are granted at fair market value determined by UPC's Supervisory Board at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and may be exercised for ten years following the effective date of grant. The UPC Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share of UPC common stock and the option base price for the portion of the rights vested. UPC, at its sole discretion, may make payment in (i) cash, (ii) freely tradable shares of United Class A Common Stock or (iii) freely tradable shares of UPC's common stock. If UPC chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradable shares of stock instead. The UPC Phantom Plan contains anti-dilution protection and provides that, in certain cases of a change of control, all phantom options outstanding become fully exercisable.

The UPC Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation expense of (Euro) 117.4 ($123.2) million and (Euro) 23.8 ($26.3) million was recognized for the year ended December 31, 1999 and the ten months ended December 31, 1998, respectively.

                              UNITED EUROPE, INC.

A summary of stock option activity for the UPC Phantom Plan is as follows:

                                       For the Year Ended   For the Year Ended
                                       December 31, 1999     December 31, 1998
                                      --------------------- -------------------
                                                  Weighted-           Weighted-
                                                   Average             Average
                                                  Exercise            Exercise
                                        Number      Price    Number     Price
                                      ----------  --------- --------- ---------
                                                   (Euros)             (Euros)
   Outstanding at beginning of peri-
    od..............................   6,172,500    1.91          --     --
   Granted during the period........     585,000    9.67    6,172,500   1.91
   Cancelled during the period......  (1,540,128)   2.00          --     --
   Exercised during the period......  (1,072,809)   1.89          --     --
                                      ----------    ----    ---------   ----
   Outstanding at end of period.....   4,144,563    2.98    6,172,500   1.91
                                      ==========    ====    =========   ====
   Vested and exercisable at end of
    period..........................   1,554,813    2.47    1,411,407   1.84
                                      ==========    ====    =========   ====

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                   For the Year Ended      For the Year Ended
                                   December 31, 1999       December 31, 1998
                                 ---------------------- ------------------------
                                         Fair  Exercise           Fair  Exercise
                                 Number  Value  Price    Number   Value  Price
                                 ------- ----- -------- --------- ----- --------
                                            (Euros)                  (Euros)
   Exercise Price
   --------------
   Equal to market price........ 585,000 9.67    9.67   2,057,250 1.91    1.91

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999:

                                     Options Outstanding     Options Exercisable
                                  -------------------------- -------------------
                                            Weighted-Average
                                               Remaining
                                            Contractual Life
   Exercise Price (Euros)          Number       (Years)            Number
   ----------------------         --------- ---------------- -------------------
   1.82.......................... 2,606,778       7.60            1,186,092
   2.05..........................   952,785       8.74              245,907
   9.67..........................   585,000       9.16              122,814
                                  ---------       ----            ---------
     Total....................... 4,144,563       8.14            1,554,813
                                  =========       ====            =========

chello Phantom Stock Option Plan

In June 1998, UPC adopted a phantom stock option plan (the "chello Phantom Plan"), which permits the grant of phantom stock rights of chello, a wholly-owned subsidiary of UPC. The rights are granted at an option price equal to the fair market value determined by chello's Supervisory Board at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and the option must be exercised, in all cases, not more than ten years from the effective date of grant. The chello Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share (as defined the chello Phantom Plan) of chello and the option price for the portion of the rights vested. UPC, at its sole discretion, may make the required payment in cash, freely tradable shares of United Class A Common Stock, the common stock of UPC, which shall be valued at the closing price on the day before the date the Company makes payment to the option holder, or the chello's common shares, if they are publicly traded and freely tradeable ordinary shares. If UPC chooses to make a cash payment, even though its stock is publicly

                              UNITED EUROPE, INC.

traded, employees have the option to receive an equivalent number of freely tradable shares of chello's stock instead. As of December 31, 1999, UPC recorded cumulative compensation expense of (Euro) 70.8 ($71.2) million for options granted under the chello Phantom Plan.

A summary of stock option activity for the chello Phantom Plan is as follows:

                                  For the Year Ended       For the Year Ended
                                  December 31, 1999        December 31, 1998
                               ------------------------- ----------------------
                                            Weighted-              Weighted-
                                             Average                Average
                                Number    Exercise Price Number  Exercise Price
                               ---------  -------------- ------- --------------
                                             (Euros)                (Euros)
   Outstanding at beginning
    of period................    570,000       4.54          --        --
   Granted during the peri-
    od.......................    235,000       4.54      570,000      4.54
   Granted during the peri-
    od.......................  1,309,838       9.08          --        --
   Granted during the peri-
    od.......................    355,500        -- (1)       --        --
   Cancelled during the peri-
    od.......................   (128,542)      4.71          --        --
   Exercised during the peri-
    od.......................    (11,667)      4.54          --        --
                               ---------       ----      -------      ----
   Outstanding at end of pe-
    riod.....................  2,330,129       7.54(2)   570,000      4.54
                               =========       ====      =======      ====
   Vested and exercisable at
    end of period............    414,913       6.13(2)    70,625      4.54
                               =========       ====      =======      ====

  --------
  (1) Of the total number of options granted to date, the option price with respect to these options is the chello broadband initial public offering ("IPO") price.
  (2) Excluding the shares discussed in (1) above.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999:

                                     Options Outstanding     Options Exercisable
                                  -------------------------- -------------------
                                            Weighted-Average
                                               Remaining
                                            Contractual Life
   Exercise Price (Euros)          Number       (Years)            Number
   ----------------------         --------- ---------------- -------------------
    4.54.........................   669,791       7.05             267,188
    9.08......................... 1,304,838       9.56             144,074
    --(1)........................   355,500       9.96               3,651
                                  ---------       ----             -------
     Total....................... 2,330,129       8.93             414,913
                                  =========       ====             =======

  --------
  (1)Of the total number of options granted to date, the option price in respect of these options is the IPO price.

The chello Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation expense of (Euro) 69.8 ($70.3) million was recognized for the year ended December 31, 1999. The Company's estimate of the fair value of its ordinary stock as of December 31, 1999 utilized in recording compensation expense and deferred compensation expense under the chello plan was
(Euro) 85.00 per share. Because the Company will account for the chello Phantom Plan as a variable plan, compensation expense will continue to be recognized subsequent to December 31, 1999. For each (Euro) 1 per share increase in the estimate of the fair value per share of its ordinary stock as of December 31, 1999, over the (Euro) 85.00 used to record stock compensation expense as of December 31, 1999, additional stock compensation expense totalling approximately (Euro)0.9 ($0.9) million would have been recognized in the statement of operations and deferred compensation expense would have increased by approximately that amount as of that date.

                              UNITED EUROPE, INC.

chello Stock option plan

In June 1999, the Company adopted a stock option plan (the "chello Plan"). Under the chello Plan, the Company's Supervisory Board may grant stock options to the Company's employees at fair market value determined by the Company's Supervisory Board at the time of grant. All options are exercisable upon grant and for the period of five years. In order to introduce the element of "vesting" of the options, the chello Plan provides that even though the options are exercisable immediately, the shares to be issued or options to be granted are deemed to vest 1/48th per month for a four-year period from date to grant. If the employee's employment terminates, other than in case of death, disability or the like, for so-called "urgent reason" under Dutch law or for documented and material non-performance, all unvested options previously exercised must be resold to the Company at the original purchase price, and all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules at its discretion. The chello Plan provides that in case of change of control, the Company has the right to require a foundation to acquire all of the options outstanding at per share value determined in the transaction giving rise to the change in its control.

For purposes of the pro forma disclosures presented below, the Company has computed the fair value of all options granted during the year ended December 31, 1998 and the year ended December 31, 1999, using the Black-Scholes single-option pricing model and the following weighted average assumptions: expected dividend yield of 0%, expected annual standard volatility of 95%, risk-free interest rate of 3.41% and expected life term of 5 years.

The total value of options granted under the chello Plan was nil for the year ended December 31, 1998 and (Euro)3.7 ($3.7) million for the year ended December 31, 1999. These pro forma amounts are amortized using the straight-line method over the vesting period of the options. Cumulative compensation expense recognized in pro forma net income, with respect to options that are forfeited prior to vesting, is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. For the year ended December 31, 1998 and December 31, 1999, pro forma stock-based compensation, net of the effect of forfeitures, was nil and (Euro)0.7 ($0.7) million, respectively.

This stock-based compensation had the following pro forma effect on net income (in thousands):

                                                                           Net
                                                                          Loss
                                                                         -------
   As reported.......................................................... 778,123
                                                                         -------
   Pro forma............................................................ 777,392
                                                                         =======

13. Commitments

The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled $19.5, $3.4 and $0 million for the year ended December 31, 1999, the ten months ended December 31, 1998 and for the year ended February 28, 1998, respectively.

The Company has operating lease obligations and other non-cancelable commitments as follows (in thousands):

   Year ended December 31, 2000.......................................   84,920
   Year ended December 31, 2001.......................................   84,843
   Year ended December 31, 2002.......................................   67,532
   Year ended December 31, 2003.......................................   50,195
   Year ended December 31, 2004 and thereafter........................  190,008
                                                                       --------
     Total............................................................ $477,498
                                                                       ========

                              UNITED EUROPE, INC.

In September 1999, UPC agreed to form a joint venture with Microsoft Corporation ("Microsoft") and Liberty Media Corporation ("Liberty"). UPC will contribute the 5.6 million shares of Class A Common Stock of United that it owns and the other parties will contribute 9.9 million shares of Class B Common Stock of United. UPC will have a 50.0% interest in the new joint venture and Liberty and Microsoft will share the other 50.0% and a $287.0 million redeemable preferred interest in the joint venture to balance out the parties' ownership interests. UPC, together with Liberty and Microsoft, will evaluate content and distribution opportunities in Europe. Formation of the joint venture is still pending.

UPC has entered into an agreement for the long-term lease of satellite transponder capacity providing service from Europe to Europe, North America and South America. The term of the agreement is 156 months, with a minimum aggregate total cost of approximately $114.0 million payable in monthly installments based on capacity used.

@Entertainment has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third-party content providers for its digital DTH and cable systems. @Entertainment had minimum commitments related to these agreements as follows (in thousands):

Year ended December 31, 2000.......................................... $ 55,600
Year ended December 31, 2001..........................................   51,800
Year ended December 31, 2002..........................................   48,100
Year ended December 31, 2003..........................................   29,900
Year ended December 31, 2004 and thereafter...........................   28,600
                                                                       --------
  Total............................................................... $214,000
                                                                       ========

As of December 31, 1999, @Entertainment had an aggregate minimum commitment toward the purchase of DTH reception systems from Philips Business Electronics B.V. of approximately $60.8 million over the next two years.

14. Contingencies

From time to time, the Company and/or its subsidiaries may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not a party to any material legal proceedings, nor is it currently aware of any threatened material legal proceedings.

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

                              UNITED EUROPE, INC.

The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to SAB 51 gains, international rate differences and the non-consolidation of consolidated foreign subsidiaries for United States tax purposes. For investments in foreign corporations accounted for under the equity method, taxable income (loss) generated by these affiliates does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $19.3 and $30.0 million at December 31, 1999 and 1998, respectively).

The Company's United States tax net operating losses, totaling approximately $9.8 million at December 31, 1999, expire beginning in 2014 through 2029. The Company's tax net operating loss carryforwards of its consolidated foreign subsidiaries as of December 31, 1999 totaled $801.8 million. The significant components of the net deferred tax asset are as follows:

                                                        As of        As of
                                                     December 31, December 31,
                                                         1999         1998
                                                     ------------ ------------
                                                          (In thousands)
   Deferred Tax Assets:
     Tax net operating loss carryforward of
      consolidated foreign subsidiaries.............  $ 277,195     $ 72,504
     Company's U.S. tax net operating loss
      carryforward..................................      3,732        3,266
     Stock-based compensation.......................     36,113        7,215
     Foreign currency translation adjustment........     23,113          --
     Accrued interest expense.......................     14,420          --
     Other..........................................     14,271          426
                                                      ---------     --------
       Total deferred tax assets....................    368,844       83,411
     Valuation allowance............................   (360,186)     (74,983)
                                                      ---------     --------
       Deferred tax assets, net of valuation
        allowance...................................      8,658        8,428
                                                      ---------     --------
   Deferred Tax Liabilities:
     Intangible assets..............................    (18,681)      (5,852)
     Property, plant and equipment, net.............     (6,038)      (7,156)
     Other..........................................        --           --
                                                      ---------     --------
       Total deferred tax liabilities...............    (24,719)     (13,008)
                                                      ---------     --------
       Deferred tax liabilities, net................  $ (16,061)    $ (4,580)
                                                      =========     ========

                              UNITED EUROPE, INC.

Of the Company's 1999 consolidated income (loss) before income taxes and other items, $794.8 million is derived from the Company's foreign operations. The difference between income tax expense (benefit) provided in the financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

                                        For the Year For the Ten  For the Year
                                           Ended     Months Ended    Ended
                                        December 31, December 31, February 28,
                                            1999         1998         1998
                                        ------------ ------------ ------------
   Expected income tax expense
    (benefit) at the U.S. statutory
    rate of 35%.......................   $ 161,782     $(83,638)    $(4,061)
   Tax effect of permanent and other
    differences:
     Change in valuation allowance....     256,282       40,561       4,409
     Gain on issuance of common equity
      securities by subsidiary........    (478,981)         --          --
     Non-deductible expenses..........      68,400       49,382         --
     Capitalized costs................     (49,402)         --          --
     International rate differences...      26,431        1,474         --
     State tax, net of federal
      benefit.........................      13,867       (7,169)       (348)
     Other............................        (272)         --          --
                                         ---------     --------     -------
       Total income tax (benefit)
        expense.......................   $  (1,893)    $    610     $   --
                                         =========     ========     =======

During 1996, the Austrian tax authorities passed legislation which had the effect of eliminating approximately NLG256.0 ($116.9) million of tax basis associated with certain amounts of goodwill recorded at Telekabel Group effective January 1, 1997. This change in tax law is expected to be challenged on constitutional grounds. However, there can be no assurance of a successful repeal of such legislation. Accordingly, this change caused Telekabel Group's effective tax rate to increase from the historical effective tax rate through December 31, 1996, due to the non-deductibility of such goodwill amortization subsequent to January 1, 1997.

The Company through its subsidiaries maintains a presence in 23 countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the United States, such as a value added tax system. The Company has accounted for the effect of foreign taxes based on what it believes is reasonably expected to apply to the Company and its subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the United States or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax current and future operations of the Company and its subsidiaries.

                              UNITED EUROPE, INC.

16. Segment Information

                                  For the Year Ended December 31, 1999                       As of December 31, 1999
                     -----------------------------------------------------------------  ----------------------------------
                                                                                          Long-
                     Multichannel                        Internet                         Lived      Capital      Total
                      Television  Telephone  Programming   Data     Other      Total    Assets(2)  Expenditures   Assets
                     ------------ ---------  ----------- --------  --------  ---------  ---------- ------------ ----------
                                             (In thousands)                                       (In thousands)
Revenue:
 Europe:
 The Netherlands...    $117,026   $ 32,029    $  1,112   $  8,616  $    330  $ 159,113  $  774,045   $247,050   $3,550,612
 Austria...........      83,737      7,321         --      13,609       --     104,667     179,652     94,240      356,337
 Belgium...........      15,737        --          --       2,497       --      18,234      23,186      8,447       47,826
 Czech Republic....       7,485        181         --         --      1,042      8,708      80,347      2,491      159,806
 France............      27,522      2,710         --         590       --      30,822     319,454     70,666      498,776
 Hungary...........      35,197        --          --         125       --      35,322     112,698     38,708      215,448
 Norway............      49,186        365         --         565       --      50,116     100,315     57,106      244,975
 Poland............      26,845        --       10,917        --        --      37,762     218,784     42,460    1,218,956
 Sweden............      13,335        --          --         504       --      13,839      48,182     12,495      474,899
 Corporate and
  other............       8,327        --          --         --      6,512     14,839      63,698     38,569       77,219
                       --------   --------    --------   --------  --------  ---------  ----------   --------   ----------
  Total Europe.....    $384,397   $ 42,606    $ 12,029   $ 26,506  $  7,884  $ 473,422  $1,920,361   $612,232   $6,844,854
                       ========   ========    ========   ========  ========  =========  ==========   ========   ==========
Adjusted EBITDA:(1)
 Europe:
 The Netherlands...    $ 48,185   $(19,900)   $(16,705)  $(66,569) $(41,350) $ (96,339)
 Austria...........      44,945    (11,470)        --         234       --      33,709
 Belgium...........       3,954        (54)        --      (2,212)      --       1,688
 Czech Republic....      (1,129)        54         --         --        407       (668)
 France............      (1,766)    (5,946)        --      (2,373)      (67)   (10,152)
 Hungary...........      11,739        --          --        (261)      --      11,478
 Norway............      20,740     (7,153)        --      (5,178)      --       8,409
 Poland............      (9,363)       --      (64,791)       --     (3,018)   (77,172)
 Sweden............       4,582       (135)        --      (4,095)      --         352
 Corporate and
  other............       2,123       (206)        --        (725)      (41)     1,151
                       --------   --------    --------   --------  --------  ---------
  Total Europe.....    $124,010   $(44,810)   $(81,496)  $(81,179) $(44,069) $(127,544)
                       ========   ========    ========   ========  ========  =========

                                  For the Ten Months Ended December 31, 1998                  As of December 31, 1998
                         --------------------------------------------------------------  ---------------------------------
                                                                                           Long-
                         Multichannel                       Internet                       Lived     Capital      Total
                          Television  Telephone Programming   Data     Other    Total    Assets(2) Expenditures   Assets
                         ------------ --------- ----------- --------  -------  --------  --------- ------------ ----------
                                                (In thousands)                                    (In thousands)
Revenue:
 Europe:
 The Netherlands.......    $ 13,854    $   162    $   --    $   --    $ 7,274  $ 21,290  $  2,440    $ 14,734   $  297,068
 Austria...............      71,396         61        --      3,172       --     74,629   140,550      43,278      341,159
 Belgium...............      13,768        --         --        656     1,071    15,495    27,558      11,253       57,847
 Czech Republic........       3,754        --         --        --        --      3,754     8,737         523       11,497
 France................       3,395        --         --        --        --      3,395    40,328      28,802       51,092
 Hungary...............      11,671        --         --        --        --     11,671    26,788       7,239       86,921
 Norway................      38,879        --         --        161       --     39,040    63,335      25,838      219,068
 Corporate and Other...       2,446        --         567       --        --      3,013     9,310       9,880       22,744
                           --------    -------    -------   -------   -------  --------  --------    --------   ----------
  Total Europe.........    $159,163    $   223    $   567   $ 3,989   $ 8,345  $172,287  $319,046    $141,547   $1,087,396
                           ========    =======    =======   =======   =======  ========  ========    ========   ==========
Adjusted EBITDA:(1)
 Europe:
 The Netherlands.......    $  8,445    $(1,303)   $  (295)  $(6,103)  $(4,401) $ (3,657)
 Austria...............      34,350     (1,636)       --     (1,739)      --     30,975
 Belgium...............       5,755        --         --       (799)      114     5,070
 Czech Republic........        (721)       --         --        --        --       (721)
 France................        (954)      (911)       --        (77)      --     (1,942)
 Hungary...............       3,820        --         --        --        --      3,820
 Norway................      14,015       (573)       --       (806)      --     12,636
 Corporate and Other...        (167)       --      (3,556)       19       131    (3,573)
                           --------    -------    -------   -------   -------  --------
  Total Europe.........    $ 64,543    $(4,423)   $(3,851)  $(9,505)  $(4,156) $ 42,608
                           ========    =======    =======   =======   =======  ========

                              UNITED EUROPE, INC.

                                    For the Year Ended February 28, 1998                 As of February 28, 1998
                          ---------------------------------------------------------  -------------------------------
                                                                                       Long-
                          Multichannel                       Internet                  Lived     Capital     Total
                           Television  Telephone Programming   Data   Other  Total   Assets(2) Expenditures  Assets
                          ------------ --------- ----------- -------- ----- -------  --------- ------------ --------
                                               (In thousands)                                (In thousands)
Revenue:
 Europe:
 The Netherlands........    $   --       $--        $--        $--    $--   $   --   $ 20,773     $  --     $308,907
 Austria................        --        --         --         --     --       --    115,786        --      323,298
 Belgium................        --        --         --         --     --       --     24,526        --       49,204
 Norway.................        --        --         --         --     --       --     51,369        --      215,517
 Corporate and other....      9,945       --         --         --     --     9,945    26,998      7,461      53,007
                            -------      ----       ----       ----   ----  -------  --------     ------    --------
  Total Europe..........    $ 9,945      $--        $--        $--    $--   $ 9,945  $239,452     $7,461    $949,933
                            =======      ====       ====       ====   ====  =======  ========     ======    ========
Adjusted EBITDA:(1)
 Europe:
 The Netherlands........    $   --       $--        $--        $--    $--   $   --
 Austria................        --        --         --         --     --       --
 Belgium................        --        --         --         --     --       --
 Norway.................        --        --         --         --     --       --
 Corporate and other....     (3,547)      --         --         --     --    (3,547)
                            -------      ----       ----       ----   ----  -------
  Total Europe..........    $(3,547)     $--        $--        $--    $--   $(3,547)
                            =======      ====       ====       ====   ====  =======

--------
(1) Adjusted EBITDA represents earnings before depreciation, amortization and stock based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Management believes Adjusted EBITDA helps investors to assess the cash flow from operations from period to period and thus to value the Company's business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(2) Represents Property, Plant and Equipment.

Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                         For the Year For the Ten  For the Year
                                            Ended     Months Ended    Ended
                                         December 31, December 31, February 28,
                                             1999         1998         1998
                                         ------------ ------------ ------------
                                                     (In thousands)
   Net operating loss...................  $(610,213)   $(196,066)    $(9,633)
   Depreciation and amortization........    280,442       76,550       6,086
   Stock-based compensation expense.....    202,227      162,124         --
                                          ---------    ---------     -------
     Consolidated Adjusted EBITDA.......  $(127,544)   $  42,608     $(3,547)
                                          =========    =========     =======

17. Related Party Transactions

Loans to Employees

In 1996, UPC loaned certain employees of UPC amounts for the exercise of the employees' stock options, taxes on options exercised, or both. These recourse loans bear interest at 5.0% per annum. The employees' liability to UPC is presented in the consolidated financial statements net of UPC's obligation to the employees under the

                              UNITED EUROPE, INC.

plan. As of December 31, 1999 and 1998, the receivable from employees, including accrued interest totaled $12.2 and $10.1 million, respectively.

Acquisitions of Interest in Princes Holdings and Tara

In November 1998, UPC purchased from RCL, an entity owned by a discretionary trust for the benefit of certain members of the family of John Riordan, a director of United, a 5.0% interest in Tara and a 5.0% interest in Princes Holdings. The aggregate purchase price for these interests was approximately $6.0 million. The parties agreed the purchase price would be paid in cash. Subsequently, RCL elected to receive shares of Class A Common Stock of United. The Company paid such purchase price by delivery to RCL 769,062 restricted shares of Class A Common Stock held by UPC.

18. Subsequent Events

UPC Senior Notes and Senior Discount Notes

In January 2000, UPC completed a $1.6 billion bond offering consisting of $600.0 million and (Euro) 200.0 million of ten-year 11.25% Senior Notes due 2010, $300.0 million of ten-year 11.5% Senior Notes due 2010 and $1.0 billion aggregate principal amount of ten-year 13.75% Senior Discount Notes due 2010. The Senior Discount Notes were sold at 51.2% of the face amount yielding gross proceeds of $512.0 million and will accrue but not pay interest until 2005.

Acquisition of Intercomm France Holding S.A.

In February 2000, UPC acquired Intercomm France Holding S.A. for (Euro) 36.0 ($36.2) million in cash and shares in UPC France. Following the transaction, UPC controls 92.0% of UPC France.

Acquisition of Tebecai Cable System

In February 2000, UPC acquired 100% of Tebecai, a cable system based in the east of Holland, for (Euro) 71.2 ($71.6) million.

UPC Stock Split

In March 2000, at an extraordinary general meeting of shareholders, shareholders of UPC approved an amendment to UPC's Articles of Association to effect a three-for-one stock split. All share and per share amounts in the accompanying notes to the consolidated financial statements have been adjusted to reflect this stock split.

Acquisition of ElTele Ostfold and Vestfold

In March 2000, UPC acquired 100% of the equity of ElTele Ostfold and Vestfold from certain energy companies in Norway for (Euro) 39.7 ($39.9) million.

Acquisition of Additional Interest in SBS

In February 2000, UPC acquired and additional 10.2% of SBS for (Euro) 162.5 ($163.5) million, increasing its ownership to 23.5%.

Acquisition of ENECO Cable System

In March 2000, UPC acquired K&T Group, the cable interests of N.V. ENECO, for consideration of (Euro) 1.2 ($1.2) billion. K&T owns and operates cable networks in Rotterdam, Dordrecht and the surrounding municipalities in The Netherlands.

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

                                          Arthur Andersen

Amstelveen, The Netherlands,
March 19, 1999

                         UNITED TELEKABEL HOLDING N.V.

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1998
                    (stated in thousands of Dutch guilders)

                                ASSETS
Fixed assets:
  Intangible fixed assets.............................................   564,438
  Tangible fixed assets...............................................   847,056
  Affiliated companies................................................   206,332
                                                                       ---------
    Total fixed assets................................................ 1,617,826
                                                                       ---------
Current assets:
  Inventories.........................................................     3,091
  Receivables.........................................................    40,638
  Cash and cash equivalents...........................................    10,475
                                                                       ---------
    Total current assets..............................................    54,204
                                                                       ---------
    Total assets...................................................... 1,672,030
                                                                       =========
                 SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' Equity..................................................   635,521
Minority interest.....................................................     1,104
                                                                       ---------
                                                                         636,625

Provisions............................................................    42,054
Long-term liabilities.................................................   232,727
Current liabilities...................................................   760,624
                                                                       ---------
    Total shareholders' equity and liabilities........................ 1,672,030
                                                                       =========

                         UNITED TELEKABEL HOLDING N.V.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
                    (stated in thousands of Dutch guilders)

Total revenues........................................................   99,122
                                                                       --------
Operating expenses:
  Direct operating expenses...........................................  (33,172)
  Selling, general and administrative expenses........................  (36,096)
  Depreciation and amortization.......................................  (39,490)
                                                                       --------
    Total operating expenses.......................................... (108,758)
                                                                       --------
  Operating loss......................................................   (9,636)
  Financial income and expense........................................  (16,699)
                                                                       --------
    Loss before income taxes..........................................  (26,335)
  Income taxes........................................................    1,212
                                                                       --------
    Loss after taxes..................................................  (25,123)
  Share in results of affiliated companies............................  (24,486)
                                                                       --------
    Group loss........................................................  (49,609)
  Minority interest...................................................      235
                                                                       --------
    Net loss..........................................................  (49,374)
                                                                       ========

                         UNITED TELEKABEL HOLDING N.V.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
                    (stated in thousands of Dutch guilders)

Cash flows from operating activities:
Net loss............................................................  (49,374)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Depreciation and amortization.....................................   39,490
  Share in results of affiliated companies, net.....................   24,486
  Minority interest in subsidiaries.................................     (235)
Changes in assets and liabilities:
  Decrease in current assets........................................   40,098
  (Decrease) in current liabilities.................................  (55,186)
  (Decrease) in deferred taxes and other provisions.................   (1,132)
                                                                     --------
    Net cash flows from operating activities........................   (1,853)
                                                                     --------
Cash flows from investing activities:
  Capital expenditures.............................................. (121,384)
  Loan to affiliated companies......................................   (7,120)
  Acquisitions, net of cash acquired................................  (12,588)
                                                                     --------
    Net cash flows from investing activities........................ (141,092)
                                                                     --------
Cash flows from financing activities:
  Proceeds from short-term borrowings...............................  120,705
  Proceeds from long-term borrowings................................    9,621
                                                                     --------
    Net cash flows from financing activities........................  130,326
                                                                     --------
Net decrease in cash and cash equivalents...........................  (12,619)
Cash and cash equivalents at beginning of period....................      100
Cash and cash equivalents contributed...............................   22,994
                                                                     --------
    Cash and cash equivalents at end of period......................   10,475
                                                                     ========
Supplemental cash-flow disclosures:
  Cash paid for interest............................................  (19,470)
                                                                     ========
Non-cash investing activities:
Contribution of Dutch cable systems
  Working capital...................................................  (73,850)
  Affiliated companies..............................................  223,698
  Tangible fixed assets.............................................  764,762
  Intangible fixed assets...........................................  550,911
  Short-term debt................................................... (544,918)
  Long-term liabilities............................................. (223,106)
  Provisions........................................................  (35,696)
  Cash and cash equivalents.........................................   22,994
                                                                     --------
    Equity contributed..............................................  684,795
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

   Cash and cash equivalents contributed..............................    23,094
   Other current assets...............................................    83,827
   Affiliated companies...............................................   223,698
   Tangible fixed assets..............................................   764,762
   Intangible fixed assets............................................   550,911
                                                                       ---------
     Total assets..................................................... 1,646,292
                                                                       =========
   Short-term debt....................................................   544,918
   Other current liabilities..........................................   157,677
   Provisions.........................................................    35,696
   Long-term liabilities..............................................   223,106
   Shareholders' equity...............................................   684,895
                                                                       ---------
     Total shareholders' equity and liabilities....................... 1,646,292
                                                                       =========

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

                         UNITED TELEKABEL HOLDING N.V.

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

  The following chart presents a summary of UTH's significant investments in multi-channel television, programming and telephony operations as of December 31, 1998:

                                                                      Percentage
   Name                                                       City    Ownership
   ----                                                       ----    ----------
   Cable Network Brabant Holding B.V. ..................... Eindhoven    100
   N.V. Telekabel Beheer................................... Arnhem       100
   A2000 Holding N.V. ..................................... Amsterdam     50(1)
   Uniport Communications B.V..............................               80

  --------
  (1) Not consolidated

 Foreign Currencies

  Assets and liabilities denominated in foreign currencies are translated into Dutch guilders at the year-end exchange rate. Transactions in foreign currencies are translated at the exchange rate in effect at the time of the transaction. The exchange results are recorded under financial income and expense in the statement of income.

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

                         UNITED TELEKABEL HOLDING N.V.

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

   Networks.........................................................  7-20 years
   Buildings and leasehold improvements............................. 20-33 years
   Machinery & Other................................................  3-10 years

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

                         UNITED TELEKABEL HOLDING N.V.

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

                         UNITED TELEKABEL HOLDING N.V.

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

3. Intangible fixed assets

                                    Balance as of December 31, 1998
                                    ---------------------------------------
                                                  Licenses      Deferred
                                                    and         Financing
                                      Total       Goodwill        Costs
                                    -----------  -----------   ------------
Value upon contribution............     550,911      547,869         3,042
Investment.........................      30,996       29,745         1,251
Amortization.......................     (17,469)     (17,149)         (320)
                                    -----------  -----------     ---------
Book value as of December 31,
 1998..............................     564,438      560,465         3,973
                                    ===========  ===========     =========
                                      Balance as of December 31, 1998
                                    -------------------------------------------
                                                  Licenses      Deferred
                                                    and         Financing
                                      Total       Goodwill        Costs
                                    -----------  -----------   ------------
Gross Value........................     581,907      577,614         4,293
Amortization.......................     (17,469)     (17,149)         (320)
                                    -----------  -----------     ---------
Book value as of December 31,
 1998..............................     564,438      560,465         3,973
                                    ===========  ===========     =========

                         UNITED TELEKABEL HOLDING N.V.

                 FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
                    (stated in thousands of Dutch guilders)

4. Tangible fixed assets

                                            Balance as of December 31, 1998
                                          -------------------------------------
                                                   Land and           Machinery
                                           Total   Buildings Network   & Other
                                          -------  --------- -------  ---------
   Value upon contribution............... 764,762    6,025   745,503   13,234
   Additions............................. 104,315      130   102,023    2,162
   Depreciation.......................... (22,021)    (182)  (20,005)  (1,834)
                                          -------    -----   -------   ------
   Book value as of December 31, 1998.... 847,056    5,973   827,521   13,562
                                          =======    =====   =======   ======

                                            Balance as of December 31, 1998
                                          -------------------------------------
                                                   Land and           Machinery
                                           Total   Buildings Network   & Other
                                          -------  --------- -------  ---------
   Cost.................................. 869,077    6,155   847,526   15,396
   Depreciation.......................... (22,021)    (182)  (20,005)  (1,834)
                                          -------    -----   -------   ------
   Book value as of December 31, 1998.... 847,056    5,973   827,521   13,562
                                          =======    =====   =======   ======

5. Affiliated companies

                                         Balance as of December 31, 1998
                                         --------------------------------------
                                          Total       Investments    Advances
                                         -----------  -------------  ----------
   Balance upon contribution............     223,698        223,698         --
   Additions............................       7,120            --        7,120
   Share in results.....................     (24,486)       (24,486)        --
                                         -----------    -----------   ---------
   Balance as of December 31, 1998......     206,332        199,212       7,120
                                         ===========    ===========   =========

  The investments in affiliated companies as of December 31, 1998 are:

                                 Investments in      Cumulative Share
                        %       and Advances to       In Results of
                    Ownership Affiliated Companies Affiliated Companies  Total
                    --------- -------------------- -------------------- -------
   A2000...........   50.0%         229,481              (24,449)       205,032
   Interway........   33.0%           1,337                  (37)         1,300
                                    -------              -------        -------
   Total...........                 230,818              (24,486)       206,332
                                    =======              =======        =======

  UTH had the following differences related to the excess of cost over the net tangible assets acquired for its equity investments. Such differences are being amortized over 12 to 15 years:

                                                           Basis    Accumulated
                                                         Difference Amortization
                                                         ---------- ------------
   A2000................................................  249,236      (8,200)
                                                          =======      ======

  These differences have been presented as affiliated companies and share in result of affiliated companies respectively.

  Subsequent to year end, UPC provided a letter of support to A2000 stating that it would continue to provide to A2000 the funding necessary to continue operations through at least 1999.

                         UNITED TELEKABEL HOLDING N.V.

                FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
                    (stated in thousands of Dutch guilders)


  Summary financial information for A2000 based on Dutch generally accepted accounting principles is as follows:

Balance Sheet

                                                              As of December 31,
                                                                     1998
                                                              ------------------
   Intangible fixed assets...................................      113,361
   Tangible fixed assets.....................................      356,623
   Financial fixed assets....................................          770
   Liquid assets.............................................          369
   Other current assets......................................       37,482
                                                                   -------
     Total assets............................................      508,605
                                                                   =======
   Provisions................................................        1,610
   Long-term debt............................................      467,430
   Current liabilities.......................................      125,813
                                                                   -------
     Total liabilities.......................................      594,853
                                                                   -------
     Total shareholders' value...............................      (86,248)
                                                                   =======

Statement of income

                                                             For the Five Months
                                                             Ended December 31,
                                                                    1998
                                                             -------------------
   Revenue..................................................        53,954
   Costs....................................................       (39,271)
   Depreciation and amortization............................       (35,888)
   Financial income/charges.................................       (11,293)
                                                                   -------
     Net loss...............................................       (32,498)
                                                                   =======

6. Receivables

  Receivables as presented under current assets mature within one year and are specified as follows:

   Trade accounts receivable............................................. 22,519
   Receivables from affiliated companies.................................  1,654
   Prepaid expenses and accrued income...................................  1,447
   Other receivables..................................................... 15,018
                                                                          ------
   Total................................................................. 40,638
                                                                          ======

  A major item under "other receivables" is current reclaimable VAT 3,676. As of December 31, 1998 the valuation allowance on trade receivables amounted to 538.


7. Cash and cash equivalents

  Cash and cash equivalents include demand accounts held in a bank with a maturity of less than three months.

                         UNITED TELEKABEL HOLDING N.V.

                FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
                    (stated in thousands of Dutch guilders)


8. Shareholders' Equity

  UTH's issued share capital consists of 100,000 shares with a par value of NLG 1 each. All issued shares are fully paid-in.

                                                                      Bank Loans
                                                                      ----------
   1999..............................................................    3,220
   2000..............................................................    2,353
   2001..............................................................    8,404
   2002..............................................................   16,948
   2003..............................................................   30,104
   Thereafter........................................................  174,918
                                                                       -------
     Total...........................................................  235,947
                                                                       =======

9. Provisions

  Provisions relate mainly to deferred taxation.

10. Long-term liabilities

                                                                        Amount
                                                            Average  Outstanding
                                                  Range of  Rate of  December 31,
                                                  Interest  Interest     1998
                                                  --------  -------- ------------
   Bank loans.................................... 5-7.625%    5.2      235,947

  Long-term liabilities at December 31, 1998 will be payable as follows:

                                                                      Bank Loans
                                                                      ----------
   1999..............................................................    3,220
   2000..............................................................    2,353
   2001..............................................................    8,404
   2002..............................................................   16,948
   2003..............................................................   30,104
   Thereafter........................................................  174,918
                                                                       -------
     Total...........................................................  235,947
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

                         UNITED TELEKABEL HOLDING N.V.

                FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
                    (stated in thousands of Dutch guilders)


11. Current Liabilities

  The current liabilities relate to short-term debt and other liabilities which are specified below:

(a)Short-term debt

   Long-term debt repayable within one year.............................   3,220
   Short-term debt to shareholders...................................... 662,403
                                                                         -------
   Total................................................................ 665,623
                                                                         =======

 Short term debt to shareholders as of December 31, 1998

  NUON's contribution to UTH included an existing 690,000-debt facility with an outstanding balance of approximately 543,000 (as of August 6, 1998). This facility bears an interest rate of 6.65% over the reporting period up to November 30, 1998. As of November 30, 1998 this rate was increased with 1.5%. As of December 31, 1998, approximately 614,000 was outstanding on the facility. The debt facility is due March 15, 1999, with an extension period of 15 days. As security for repayment of the debt facility, NUON received a pledge over the shares of N.V. Telekabel Beheer (the assets contributed by NUON). UTH has negotiated with the lenders to refinance the debt facility (see
Note 20.).

 Subordinated loans

  UTH entered into a subordinated loan agreement with NUON in December 1998 for an amount of NLG 33.0 million. The interest payable is 5.5% on an annually basis. This subordinated loan was entered into for purposes of continuing funding of incurred losses and capital expenditures. UTH entered into a subordinated loan agreement with UPC in December 1998 for an amount of NLG
15.2 million. The interest payable is 5.5% on an annually basis. This subordinated loan was entered into for purposes of continuing funding of incurred losses and capital expenditures.

(b)Other Liabilities

   Accounts payable to trade creditors..................................  47,459
   Deposits by customers................................................     197
   Other short-term liabilities.........................................  39,855
   Deferred income and accrued expenses.................................   7,490
                                                                         -------
   Total................................................................  95,001
                                                                         -------
   Total current liabilities............................................ 760,624
                                                                         =======

12. Information per geographical area

  All operations of UTH are in The Netherlands. In addition, substantially all operations relate to cable television services.

13. Personnel

  Labor cost is specified as follows:

   Salaries and wages....................................................  9,173
   Pension costs.........................................................    538
   Social securities.....................................................  1,911
                                                                          ------
     Total............................................................... 11,622
                                                                          ======

                         UNITED TELEKABEL HOLDING N.V.

                FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
                    (stated in thousands of Dutch guilders)

  The information about employees by category is as follows:

   Operating................................................................ 160
   Other.................................................................... 184
                                                                             ---
     Total.................................................................. 344
                                                                             ===


14. Financial income and expenses

   Interest income.....................................................      14
   Interest expense.................................................... (16,713)
                                                                        -------
     Total............................................................. (16,699)
                                                                        =======

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

  The difference between income tax expense provided in the financial statements and the expected income tax benefit at statutory rates is reconciled as follows:

   Expected income tax benefit at the Dutch statutory rate of 35%....... (9,217)
   Tax effect of permanent and other differences:
     Change in valuation allowance......................................  6,541
     Non-deductible expenses............................................  1,464
                                                                         ------
       Total income tax benefit......................................... (1,212)
                                                                         ======

  The significant components of the net deferred tax liability are as follows:

Deferred Tax Assets:
Tax net operating loss carried forward.................................  20,112
Valuation allowance.................................................... (20,112)
                                                                        -------
  Deferred tax assets, net of valuation allowance......................       0
                                                                        -------
Deferred Tax Liabilities:
Intangible assets......................................................  33,438
Tangible fixed assets, net.............................................     962
                                                                        -------
Total deferred tax liabilities.........................................  34,400
                                                                        -------
  Deferred tax liabilities, net........................................  34,400
                                                                        =======

  The tax loss carry forwards have no expiration date.

                         UNITED TELEKABEL HOLDING N.V.

                FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
                    (stated in thousands of Dutch guilders)


16. Related parties transactions

  UTH signed management services agreements with both of its shareholders. In the reporting period an amount of NLG4,255 has been taken into account as expenses. In addition UTH delivers service to NUON. These services are rendered at arms length prices and made up 8% of the revenues over the reporting period. As mentioned under Note 11 UTH has a short-term debt payable to NUON as well as subordinated loans to both NUON and UPC. UPC charged an amount of 988 for salaries and related costs for employees seconded to UTH Group.

17. Commitments and Guarantees

  The UTH Group has entered into various rent and lease agreements for office space, cars, etc. The terms of the agreements call for future minimum payments as follows:

   1999................................................................... 4,000
   2000................................................................... 3,200
   2001................................................................... 2,100
   2002................................................................... 1,600
   2003................................................................... 1,400

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

  The differences which have a material effect on net loss and/or shareholders' equity and/or total assets are as follows:

  --The fair market value of licences, goodwill, land and buildings and networks for US GAAP purposes should be set at historical cost of the contributor. Consequently, no step-up in asset value is allowed for the difference between historical cost and the fair market value of the assets contributed by both UPC and NUON.

  --Deferred taxes have been established for the difference between book and tax basis of contributed assets, if applicable.

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

                         UNITED TELEKABEL HOLDING N.V.

                FOR THE PERIOD FROM COMMENCEMENT OF OPERATIONS
                     (AUGUST 6, 1998) TO DECEMBER 31, 1998
                    (stated in thousands of Dutch guilders)


 US GAAP information

  The calculation of net loss, shareholders' equity and total assets, substantially in accordance with US GAAP, is as follows:

   Net loss as per Consolidated Statements of income.................   (49,374)
   Adjustments to reported income (loss):
   Amortization of goodwill..........................................     4,082
   Share in results of affiliated companies..........................       747
                                                                      ---------
   Approximate net loss in accordance with US GAAP...................   (44,545)
                                                                      =========
   Shareholders' equity as per Consolidated balance sheets...........   635,521
   Adjustments to reported equity:
   Goodwill..........................................................  (152,105)
   Affiliated Companies..............................................   (27,893)
                                                                      ---------
   Approximate shareholders' equity in accordance with US GAAP.......   455,523
                                                                      =========
   Total assets as per Consolidated Balance sheets................... 1,672,030
   Adjustments to reported assets:
   Goodwill..........................................................  (152,105)
   Affiliated Companies..............................................   (27,893)
                                                                      ---------
   Approximate total assets in accordance with US GAAP............... 1,492,032
                                                                      =========

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

                                           For the Year Ended For the Year Ended
                                           December 31, 1997  December 31, 1998
                                           ------------------ ------------------
   Total revenues.........................      157,836            219,314
   Net loss...............................      (47,194)           (90,600)

20. Subsequent events

 Subordinated loan

  UTH entered into a subordinated loan agreement with UPC in March, 1999 for an amount of 119,000. The interest is payable on an annual basis. This subordinated loan was entered into for purposes of continuing funding of incurred losses and capital expenditures.

                         UNITED TELEKABEL HOLDING N.V.

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

 Refinancing

  Subsequent to December 31, 1998, UTH replaced their existing 690,000 facility with a senior facility and additional shareholder loans. The senior facility consists of a euro340 million (750,000) revolving facility to N.V. Telekabel Beheer that will convert to a term facility on December 31, 2001. Euro 5 million of this facility will be in the form of an overdraft facility that will be available until December 31, 2007. This existing facility will be used to repay a portion of the UTH facility and for capital expenditures. The new facility will bear interest at the Euro Interbank Offered Rate plus a margin between 0.75% and 2.00% based on the leverage multiples tied to N.V. Telekabel Beheer's net operating income. The new facility will be secured by, among other things, a pledge over shares held by the borrower and will restrict N.V. Telekabel Beheer's ability to incur additional debt.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Denver, State of Colorado, on this 29th day of March, 2000.

                                          UnitedGlobalCom, Inc.
                                          a Delaware corporation

                                                    /s/ Valerie L. Cover
                                          By: _________________________________
                                                      Valerie L. Cover
                                               Controller and Vice President

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed by the following persons in the capacities and on the dates indicated.

                                             Title of Position
              Signature                  Held With the Registrant           Date
              ---------                  ------------------------           ----

                  *                    Chairman of the Board and       March 29, 2000
______________________________________  Chief Executive Officer
          Gene W. Schneider

                  *                    Director                        March 29, 2000
______________________________________
          Albert M. Carollo

                  *                    Director                        March 29, 2000
______________________________________
          John P. Cole, Jr.

         /s/ Valerie L. Cover          Controller (Principal           March 29, 2000
______________________________________  Accounting Officer) and
           Valerie L. Cover             Vice President

                  *                    Director                        March 29, 2000
______________________________________
         Lawrence J. DeGeorge

                  *                    Director, President and         March 29, 2000
______________________________________  Chief Operating Officer
           Michael T. Fries

                  *                    Director                        March 29, 2000
______________________________________
            John C. Malone

                  *                    Director                        March 29, 2000
______________________________________
           John F. Riordan

                  *                    Director                        March 29, 2000
______________________________________
          Curtis W. Rochelle

                  *                    Director                        March 29, 2000
______________________________________
          Mark L. Schneider

                  *                    Director                        March 29, 2000
______________________________________
            Henry P. Vigil

                  *                    Director and Senior Vice        March 29, 2000
______________________________________  President
            Tina M. Wildes

         /s/ Valerie L. Cover
*By: _________________________________
           Valerie L. Cover
           Attorney-in-fact