Form 10-Q
period 2000-03-31
UNITEDGLOBALCOM INC
filed 2000-05-15
CIK 887949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to_________

                           Commission File No. 0-21974

                              UnitedGlobalCom, Inc.
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


The number of shares outstanding of the Registrant's common stock as of April 28, 2000 was:

     Class A Common Stock --  76,571,630 shares
     Class B Common Stock --  19,321,940 shares


                                                    UnitedGlobalCom, Inc.
                                                      TABLE OF CONTENTS



                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------
Item 1   - Financial Statements
------

     Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 (Unaudited).................     3

     Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2000
         and 1999 (Unaudited).....................................................................................     4

     Condensed Consolidated Statement of Stockholders' Equity for the Three Months Ended
         March 31, 2000 (Unaudited)...............................................................................     5

     Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999
         (Unaudited)..............................................................................................     7

     Notes to Condensed Consolidated Financial Statements (Unaudited).............................................     9

Item 2   - Management's Discussion and Analysis of Financial Condition and Results of Operations..................    23
------

Item 3   - Quantitative and Qualitative Disclosures about Market Risk.............................................    36
------


                                                 PART II - OTHER INFORMATION
                                                 ---------------------------

Item 1   - Legal Proceedings....................................................................................      40
------

Item 6   - Exhibits and Reports on Form 8-K.......................................................................    40
------


                                                       UnitedGlobalCom, Inc.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Stated in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                                                            As of          As of
                                                                                                          March 31,     December 31,
                                                                                                            2000           1999
ASSETS                                                                                                  -------------   ------------
Current assets
  Cash and cash equivalents...........................................................................   $ 1,581,372     $1,925,915
  Restricted cash.....................................................................................        17,284         18,217
  Short-term liquid investments.......................................................................       588,211        629,689
  Subscriber receivables, net of allowance for doubtful accounts of $39,438 and $27,808,
   respectively.......................................................................................        98,515         83,388
  Costs to be reimbursed by affiliated companies, net.................................................         9,119         13,430
  Other receivables, including related party receivables of $2,551 and $1,680, respectively...........       202,280        131,622
  Inventory...........................................................................................       109,069         82,995
  Deferred taxes......................................................................................         2,443          2,119
  Other current assets, net...........................................................................       138,328         98,891
                                                                                                         -----------     ----------
       Total current assets...........................................................................     2,746,621      2,986,266
Investments in affiliates, accounted for under the equity method, net.................................       821,236        309,509
Marketable equity securities and other investments....................................................        12,257        235,917
Property, plant and equipment, net of accumulated depreciation of $580,987 and $482,524,
 respectively.........................................................................................     2,786,597      2,379,837
Goodwill and other intangible assets, net of accumulated amortization of $216,803 and $170,133,
 respectively.........................................................................................     3,902,656      2,944,802
Deferred financing costs, net of accumulated amortization of $20,142 and $17,062, respectively........       146,222        130,704
Deferred taxes........................................................................................         7,627          3,698
Other assets, net.....................................................................................        38,140         12,120
                                                                                                         -----------     ----------
       Total assets...................................................................................   $10,461,356     $9,002,853
                                                                                                         ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable, including related party payables of $1,028 and $390, respectively.................   $   315,996     $  306,760
  Accrued liabilities.................................................................................       388,330        324,431
  Subscriber prepayments and deposits.................................................................        88,365         41,466
  Short-term debt.....................................................................................       379,361        173,296
  Current portion of  other long-term debt............................................................        67,764         52,180
  Other current liabilities...........................................................................        16,623         10,567
                                                                                                         -----------     ----------
       Total current liabilities......................................................................     1,256,439        908,700
Senior discount notes and senior notes................................................................     5,955,447      4,385,004
Other long-term debt..................................................................................     1,469,113      1,604,451
Deferred compensation.................................................................................       101,835         54,825
Deferred taxes........................................................................................        18,324         17,074
Other long-term liabilities...........................................................................        28,062         23,603
                                                                                                         -----------     ----------
       Total liabilities..............................................................................     8,829,220      6,993,657
                                                                                                         -----------     ----------
Minority interests in subsidiaries....................................................................       714,292        867,970
                                                                                                         -----------     ----------
Series B Convertible  Preferred Stock,  3,000,000 shares  authorized,  stated at
 liquidation value, 114,123 and 116,185 shares issued and outstanding, respectively...................        26,872         26,920
                                                                                                         -----------     ----------
Stockholders' equity:
Class A Common Stock, $0.01 par value, 210,000,000 shares authorized, 81,945,052 and
 81,574,815 shares issued and outstanding, respectively...............................................           820            816
Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 19,321,940 and 19,323,940
 shares issued and outstanding, respectively..........................................................           193            193
Series C Convertible Preferred Stock, 425,000 shares authorized, issued and outstanding...............       417,563        410,125
Series D Convertible Preferred Stock, 287,500 shares authorized, issued and outstanding...............       273,804        268,773
Additional paid-in capital............................................................................     1,522,383      1,416,635
Deferred compensation.................................................................................      (181,011)      (119,996)
Treasury stock, at cost, 5,569,240 shares of Class A Common Stock.....................................       (29,061)       (29,061)
Accumulated deficit...................................................................................      (879,348)      (621,941)
Other cumulative comprehensive loss...................................................................      (234,371)      (211,238)
                                                                                                         -----------     ----------
Total stockholders' equity............................................................................       890,972      1,114,306
                                                                                                         -----------     ----------
Total liabilities and stockholders' equity............................................................   $10,461,356     $9,002,853
                                                                                                         ===========     ==========

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

                                                       UnitedGlobalCom, Inc.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Stated in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                                                 For the Three Months Ended
                                                                                                          March 31,
                                                                                               ------------------------------
                                                                                                   2000              1999
                                                                                               ------------      ------------
Revenue......................................................................................   $  281,856        $  107,918
System operating expense.....................................................................     (190,178)          (55,165)
System selling, general and administrative expense...........................................     (143,581)          (41,590)
Corporate general and administrative expense.................................................      (72,583)          (26,082)
Depreciation and amortization................................................................     (172,098)          (57,398)
                                                                                                ----------        ----------
     Operating loss..........................................................................     (296,584)          (72,317)

Gain on issuance of common equity securities by subsidiaries.................................       77,109           825,196
Interest income, including related party income of $140 and $138, respectively...............       55,502             3,910
Interest expense.............................................................................     (215,581)          (56,623)
Gain on sale of investments in affiliates....................................................            -             7,456
Foreign currency exchange loss...............................................................      (62,886)           (5,490)
Other expense, net...........................................................................       (8,012)           (5,787)
                                                                                                ----------        ----------
     (Loss) income before other items........................................................     (450,452)          696,345

Income tax benefit (expense).................................................................          664              (188)
Minority interests in subsidiaries...........................................................      227,109            12,756
Share in results of affiliates, net..........................................................      (22,259)          (20,562)
                                                                                                ----------        ----------
     Net (loss) income.......................................................................   $ (244,938)       $  688,351
                                                                                                ==========        ==========

Foreign currency translation adjustments.....................................................   $  (23,149)       $  (62,897)
Unrealized holding gains (losses) arising during priod.......................................           16               (97)
                                                                                                ----------        ----------
     Comprehensive (loss) income.............................................................   $ (268,071)       $  625,357
                                                                                                ==========        ==========

Basic net (loss) income attributable to common shareholders (Note 12)........................   $ (257,845)       $  687,698
                                                                                                ==========        ==========
Diluted net (loss) income attributable to common shareholders (Note 12)......................   $ (257,845)       $  688,351
                                                                                                ==========        ==========
Net (loss) income per common share:
     Basic net (loss) income.................................................................   $    (2.70)       $     8.82
                                                                                                ==========        ==========
     Diluted net (loss) income...............................................................   $    (2.70)       $     8.17
                                                                                                ==========        ==========
Weighted-average number of common shares outstanding:
     Basic...................................................................................   95,529,552        77,935,846
                                                                                                ==========        ==========
     Diluted.................................................................................   95,529,552        84,254,290
                                                                                                ==========        ==========


               The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                       UnitedGlobalCom, Inc.
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (Stated in thousands, except share amounts)
                                                            (Unaudited)

                                       Class A           Class B          Series C          Series D
                                     Common Stock     Common Stock    Preferred Stock    Preferred Stock    Additional
                                   ---------------- ---------------- ------------------ ------------------   Paid-In     Deferred
                                    Shares   Amount  Shares   Amount   Shares   Amount    Shares   Amount    Capital   Compensation
                                   --------- ------ --------- ------ --------- -------- --------- --------  ---------- ------------
Balances, December 31, 1999...... 81,574,815  $816  19,323,940 $193   425,000  $410,125  287,500  $268,773  $1,416,635  $(119,996)

Exchange of Class B Common Stock
 for Class A Common Stock........      2,000     -      (2,000)   -         -         -        -         -           -          -

Issuance of Class A Common Stock
 in connection with Company's
 stock option plans..............    322,470     3           -    -         -         -        -         -       2,534          -

Exchange of  Series B
 Convertible Preferred Stock
 for Class A Common Stock........     45,767     1           -    -         -         -        -         -         486          -

Accrual of dividends on
  Series B, C and D
 Convertible Preferred Stock.....          -     -           -    -         -     7,438        -     5,031        (438)         -

Equity transactions of
 subsidiaries....................          -     -           -    -         -         -        -         -     103,166    (75,653)

Amortization of deferred
 compensation....................          -     -           -    -         -         -        -         -           -     14,638

Net loss.........................          -     -           -    -         -         -        -         -           -          -

Change in cumulative
 translation adjustments.........          -     -           -    -         -         -        -         -           -          -

Change in unrealized gain
 on available-for-sale
 securites.......................          -     -           -    -         -         -        -         -           -          -
                                  ----------  ----  ---------- ----   -------  --------  -------   --------  ---------- ---------

Balances, March 31, 2000......... 81,945,052  $820  19,321,940 $193   425,000  $417,563  287,500   $273,804  $1,522,383 $(181,011)
                                  ==========  ====  ========== ====   =======  ========  =======   ========  ========== =========





                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 5

                                     UnitedGlobalCom, Inc.
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
                          (Stated in thousands, except share amounts)
                                          (Unaudited)

                                     Treasury Stock                     Cumulative
                                  -------------------   Accumulated   Comprehensive
                                    Shares    Amount      Deficit         Loss         Total
                                  --------- ---------   -----------   -------------  ----------
Balances, December 31, 1999...... 5,569,240 $(29,061)   $(621,941)     $(211,238)    $1,114,306

Exchange of Class B Common Stock
 for Class A Common Stock........         -        -            -              -              -

Issuance of Class A Common Stock
 in connection with Company's
 stock option plans..............         -        -            -              -          2,537

Exchange of  Series B
 Convertible Preferred Stock
 for Class A Common Stock........         -        -            -              -            487

Accrual of dividends on
  Series B, C and D
 Convertible Preferred Stock.....         -        -      (12,469)             -           (438)

Equity transactions of
 subsidiaries....................         -        -            -              -         27,513

Amortization of deferred
 compensation....................         -        -            -              -         14,638

Net loss.........................         -        -     (244,938)             -       (244,938)

Change in cumulative
 translation adjustments.........         -        -            -        (23,149)       (23,149)

Change in unrealized gain
 on available-for-sale
 securites.......................         -        -            -             16             16
                                  --------- --------    ---------      ---------     ----------
Balances, March 31, 2000......... 5,569,240 $(29,061)   $(879,348)     $(234,371)    $  890,972
                === =====         ========= ========    =========      =========     ==========



                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 6

                                                       UnitedGlobalCom, Inc.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Stated in thousands)
                                                            (Unaudited)

                                                                                                    For the Three Months Ended
                                                                                                             March 31,
                                                                                                    ---------------------------
                                                                                                       2000             1999
                                                                                                    -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income................................................................................   $ (244,938)      $ 688,351
Adjustments to reconcile net income to net cash flows from operating activities:
  Gain on issuance of common equity securities by subsidiaries...................................      (77,109)       (825,196)
  Share in results of affiliates, net............................................................       20,238          17,488
  Minority interests in subsidiaries.............................................................     (227,109)        (12,756)
  Depreciation and amortization..................................................................      172,098          57,398
  Accretion of interest on senior notes and amortization of deferred financing costs.............      104,347          39,487
  Stock-based compensation expense...............................................................       68,460          18,640
  Gain on sale of investments in affiliates......................................................            -          (7,456)
  Increase in receivables, net...................................................................      (42,074)        (17,571)
  Increase in other assets.......................................................................      (27,618)         (3,686)
  Increase in accounts payable, accrued liabilities and other....................................      213,670          53,689
                                                                                                    ----------       ---------
     Net cash flows from operating activities....................................................      (40,035)          8,388
                                                                                                    ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments........................................................     (817,507)        (40,969)
Proceeds from sale of short-term liquid investments..............................................      795,602          35,325
Restricted cash released (deposited), net........................................................          167         (26,670)
Investments in affiliates and other investments..................................................     (304,675)        (12,556)
Proceeds from sale of investments in affiliated companies........................................            -          18,704
New acquisitions, net of cash acquired...........................................................   (1,341,400)       (252,043)
Capital expenditures.............................................................................     (300,559)        (91,990)
Other............................................................................................       48,725           1,167
                                                                                                    ----------       ---------
     Net cash flows from investing activities....................................................   (1,919,647)       (369,032)
                                                                                                    ----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock by subsidiaries.........................................................            -       1,414,001
Issuance of common stock in connection with Company's and subsidiary's stock option plans........        6,492          16,832
Issuance of common stock in connection with exercise of warrants.................................            -          13,934
Proceeds from offering of senior notes and senior discount notes.................................    1,612,200               -
Retirement of existing senior notes..............................................................            -            (265)
Proceeds from short-term and long-term borrowings................................................      423,936         413,313
Deferred financing costs.........................................................................      (31,390)         (5,260)
Repayments of short-term and long-term borrowings................................................     (293,802)       (875,666)
Payment of sellers notes.........................................................................            -         (18,537)
                                                                                                    ----------       ---------
     Net cash flows from financing activities....................................................    1,717,436         958,352
                                                                                                    ----------       ---------

EFFECT OF EXCHANGE RATES ON CASH.................................................................     (102,297)        (25,826)
                                                                                                    ----------       ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................................................     (344,543)        571,882
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................................    1,925,915          35,608
                                                                                                    ----------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................................   $1,581,372       $ 607,490
                                                                                                    ==========       =========



                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 7


                                                       UnitedGlobalCom, Inc.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                       (Stated in thousands)
                                                            (Unaudited)

                                                                                                    For the Three Months Ended
                                                                                                             March 31,
                                                                                                    ---------------------------
                                                                                                       2000             1999
                                                                                                    -----------      ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest.........................................................................   $   124,333      $  31,998
                                                                                                    ===========      =========
  Cash received for interest.....................................................................   $    60,025      $   3,298
                                                                                                    ===========      =========

Acquisition of K&T Group:
  Property, plant and equipment..................................................................   $  (227,845)     $       -
  Investments in affiliated companies............................................................        (8,430)             -
  Goodwill.......................................................................................      (790,698)             -
  Long-term liabilities..........................................................................       225,439              -
  Net current liabilities........................................................................         8,129              -
  Receivables acquired...........................................................................      (212,642)             -
                                                                                                    -----------      ---------
     Net cash paid...............................................................................   $(1,006,047)     $       -
                                                                                                    ===========      =========

Acquisition of remaining 49.0% of Dutch joint venture:
  Property, plant and equipment..................................................................   $         -      $(179,131)
  Investments in affiliated companies............................................................             -        (46,830)
  Goodwill.......................................................................................             -       (287,631)
  Long-term liabilities..........................................................................             -        242,536
  Net current liabilities........................................................................             -          5,384
                                                                                                    -----------      ---------
     Total cash paid.............................................................................             -       (265,672)
  Cash acquired..................................................................................             -         13,629
                                                                                                    -----------      ---------
     Net cash paid...............................................................................   $         -      $(252,043)
                                                                                                    ===========      =========



                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 8

                              UnitedGlobalCom, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2000
                                   (Unaudited)

1.   ORGANIZATION AND NATURE OF OPERATIONS

UnitedGlobalCom, Inc. (together with its majority-owned subsidiaries, the "Company" or "United") was formed as a Delaware corporation in May 1989, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephone operations outside the United States. The following chart presents a summary of the Company's significant investments in telecommunications as of March 31, 2000.

************************************************************************************************************************************
*                                                              United                                                              *
************************************************************************************************************************************
           100.0% *                                                            100.0% *
***************************************  *******************************************************************************************
*     United Europe, Inc. ("UEI")     *  *                    United International Properties, Inc. ("UIPI")                       *
***************************************  *******************************************************************************************
                  *                                                                   *
                  *                                           **********************************************
            53.0% *                                 100.0%    *                                            *  100.0%
***************************************  ********************************************* *********************************************
*  United Pan-Europe Communications   *  *  United Asia/Pacific Communications, Inc. * *        United Latin America, Inc.         *
*            N.V. ("UPC")             *  *                 ("UAP")*                  * *                 ("ULA")                   *
***************************************  ********************************************* *********************************************
                  *                                 100.0%    *                                             *
***************************************  ********************************************* *********************************************
*Austria:                             *  *       United Australia/Pacific, Inc.      * *Brazil:                                    *
* Telekabel Group              95.0%  *  *              ("United A/P")               * * TV Show Brasil                    100.0%  *
*Belgium:                             *  ********************************************* * Jundiai                            46.3%  *
* UPC Belgium                 100.0%  *                       *                        *Chile:                                     *
*Czech Republic:                      *              72.3%    *                        * VTR                               100.0%  *
* Kabel Net                   100.0%  *  ********************************************* *Mexico:                                    *
* Kabel Plus                  100.0%  *  *   Austar United Communications Limited    * * Megapo                             90.3%  *
*France:                              *  *           ("Austar United")               * *Peru:                                      *
* UPC France(1)                92.0%  *  ********************************************* * Cable Star                         62.2%  *
*Germany:                             *                       *                        *Latin American Programming:                *
* PrimaCom                     25.1%  *                       *                        * MGM Networks LA                    50.0%  *
*Hungary:                             *  ********************************************* *********************************************
* UPC Magyarorszag            100.0%  *  *Australia:                                 *
* Monor                        97.1%  *  * Austar                           100.0%   *
*Ireland:                             *  * XYZ Entertainment                 50.0%   *
* Tara                         80.0%  *  *New Zealand:                               *
*Israel:                              *  * Saturn                           100.0%   *
* Tevel                        46.6%  *  *********************************************
*Malta:                               *
* Melita                       50.0%  *  *********************************************
*The Netherlands:                     *  * *Other UAP                                *
* UPC Netherland(2)           100.0%  *  *                                           *
*Norway:                              *  *China:                                     *
* UPC Norge                   100.0%  *  * Hunan International TV            49.0%   *
* El Tele Ostfold             100.0%  *  *Philippines:                               *
*Poland:                              *  * Pilipino Cable Corporation        19.6%   *
* @Entertainment              100.0%  *  *********************************************
*Romania:                             *
* UPC Romania           51.0%-100.0%  *
*Slovak Republic:                     *
* UPC Solvak            95.0%-100.0%  *
*Spain/Portugal:                      *
* Iberian Programming          50.0%  *
* Munditelecom                 51.0%  *
*Sweden:                              *
* Stjarn                      100.0%  *
*United Kingdom:                      *
* Xtra Music                   41.0%  *
*Other Business Lines:                *
* SBS                          23.5%  *
* Priority Telecom            100.0%  *
* chello broadband            100.0%  *
* UPCtv                       100.0%  *
***************************************

(1) The investments in Mediareseaux, Videopole, Time Warner Cable France, RCF and Intercomm are held through UPC France.

(2) The investments in GelreVision, A2000, K&T Group, Tebecai and Haarlem are held through UPC Nederland.

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

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those subsidiaries for which the Company did not consolidate the results of operations for the entire three months ended March 31, 2000 and/or March 31, 1999:

                                          Effective Date
Entity                                    of Consolidation               Reason
------                                    ----------------               ------
UPC Nederland(1)                          February 1, 1999               Acquisition of remaining 49.0% interest in
                                                                           United Telekabel Holding N.V. ( "UTH ")
VTR                                       May 1, 1999                    Acquisition of remaining 66.0% interest
UPC Slovensko (Slovak Republic)           June 1, 1999                   Acquisition
GelreVision (The  Netherlands)            June 1, 1999                   Acquisition
Reseaux Cables de France   ( "RCF ")      June 1, 1999                   Acquisition
Saturn (1)                                August 1, 1999                 Acquisition of remaining 35.0% interest
Stjarn                                    August 1, 1999                 Acquisition
Videopole (France)                        August 1, 1999                 Acquisition
@Entertainment                            August 1, 1999                 Acquisition
Time Warner Cable France                  September 1, 1999              Acquisition
A2000 (The Netherlands)                   September 1, 1999              Acquisition of remaining 50.0% interest
Kabel Plus                                October 1, 1999                Acquisition
Monor                                     December 1, 1999               Acquisition
Intercomm France Holding S.A.             March 1, 2000                  Acquisition of 92.0% interest
Tebecai                                   February 1,  2000              Acquisition
El Tele Ostfold and Vestfold              March 1, 2000                  Acquisition
K&T Group                                 March 31, 2000                 Acquisition

--------------------
(1) Prior to the acquisition date, the equity method of accounting was used because of certain minority shareholder's rights.

In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The economic lives of property, plant and equipment at acquisition are as follows:

         Cable distribution networks....................   3-20 years
         Subscriber premises equipment and converters...   3-10 years
         MMDS/DTH distribution facilities...............   5-20 years
         Office equipment, furniture and fixtures.......   3-10 years
         Buildings and leasehold improvements...........   3-33 years
         Other..........................................   3-10 years

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

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method for the Company's stock option plans, which results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. In addition to the Company's stock option plans, UPC, chello broadband, ULA, VTR and Austar United have also adopted stock-based compensation plans for their employees. With respect to certain of these plans, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock.

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE

"Basic net (loss) income per share" is determined by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during each period. Net (loss) income available to common stockholders includes the accrual of dividends on convertible preferred stock which is charged directly to additional paid-in capital. "Diluted net (loss) income per share" includes the effects of potentially issuable common stock, but only if dilutive. On November 11, 1999, the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend distributed on November 30, 1999 to stockholders of record on November 22, 1999. All historical weighted average share and per share amounts have been restated to reflect the stock split.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity and are included in Other Cumulative Comprehensive Loss.

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

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3.   ACQUISITIONS AND OTHER

ACQUISITION OF INTERCOMM FRANCE HOLDING S.A.

In February 2000, UPC acquired Intercomm France Holding S.A. for euro36.0 ($35.6) million in cash and shares in UPC France. Following the transaction, UPC controls 92.0% of UPC France. In connection with this acquisition, UPC issued shares worth euro20.2 ($20.0) million. Based on the carrying value of United's investment in UPC as of February 23, 2000, United recognized a gain of $10.3 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51.

ACQUISITION OF TEBECAI

In February 2000, UPC acquired 100% of Tebecai, a cable system based in the east of The Netherlands, for euro71.2 ($70.4) million.

ACQUISITION OF ADDITIONAL INTEREST IN SBS

In February 2000, UPC acquired an additional 10.2% of SBS for euro162.5 ($160.6) million, increasing its ownership to 23.5%.

ACQUISITION OF EL TELE OSTFOLD AND VESTFOLD

In February 2000, UPC acquired 100% of the equity of El Tele Ostfold and Vestfold from certain energy companies in Norway for euro39.7 ($39.2) million.

ACQUISITION OF KABEL HAARLEM

In March 2000, UPC acquired 100% of Kabel Haarlem in The Netherlands for euro62.2 ($59.8) million.

ACQUISITION OF K&T GROUP

In March 2000, UPC acquired K&T Group, the cable interests of N.V. ENECO, for consideration of euro1.0 ($1.0) billion. K&T owns and operates cable networks in Rotterdam, Dordrecht and the surrounding municipalities in The Netherlands.

AUSTAR UNITED SECOND PUBLIC OFFERING

On March 29, 2000, Austar United announced the sale of 20.0 million shares to the public at A$8.50 ($5.20) per share for gross and net proceeds of A$170.0 ($104.0) million and A$167.5 ($102.4) million, respectively. Based on the carrying value of the Company's investment in Austar United as of March 29, 2000, United recognized a gain of $66.8 million from the resulting step-up in the carrying amount of United's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent on holding its investment in Austar United indefinitely. This offering reduced the Company's ownership interest from 75.4% to approximately 72.3%.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   INVESTMENTS IN AFFILIATES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                     As of March 31, 2000
                                    --------------------------------------------------------------------------------
                                                                           Cumulative       Cumulative
                                    Investments in      Dividends       Share in Results    Translation
                                      Affiliates        Received          of Affiliates     Adjustments      Total
                                    ---------------    -----------      ----------------    ------------   ---------
                                                                        (In thousands)
Europe:
  SBS...............................   $264,186         $      -           $(12,423)          $ 1,964       $253,727
  Tevel.............................     99,385           (6,180)           (18,490)            5,218         79,933
  Melita............................     14,062                -              1,802            (2,842)        13,022
  Iberian Programming...............     11,947                -              2,854               868         15,669
  Xtra Music........................     10,945                -             (3,736)             (309)         6,900
  PrimaCom..........................    340,664                -             (5,738)           (9,049)       325,877
  Other.............................     41,780                -             (2,163)             (868)        38,749
Asia/Pacific:
  XYZ Entertainment.................     44,306           (1,576)           (17,520)              692         25,902
  Pilipino Cable Corporation........     15,836                -             (3,026)           (2,588)        10,222
  Hunan International TV............      6,061                -             (2,384)               16          3,693
  Other.............................      3,279                -                 34              (108)         3,205
Latin America:
  Megapo............................     71,746          (20,862)            (1,713)           (8,317)        40,854
  MGM Networks LA (1)...............     12,837                -            (12,837)                -              -
  Jundiai...........................      6,032           (1,572)               162            (1,141)         3,481
  Other.............................          2                -                  -                 -              2
                                       --------         --------           --------          --------       --------
    Total...........................   $943,068         $(30,190)          $(75,178)         $(16,464)      $821,236
                                       ========         ========           ========          ========       ========

                                                                    As of December 31, 1999
                                    --------------------------------------------------------------------------------
                                                                           Cumulative       Cumulative
                                    Investments in      Dividends       Share in Results    Translation
                                      Affiliates        Received          of Affiliates     Adjustments      Total
                                    ---------------    -----------      ----------------    ------------   ---------
Europe:
  SBS...............................   $ 99,621         $      -           $ (5,421)         $  2,858       $ 97,058
  Tevel.............................    100,679           (6,180)           (12,108)            3,761         86,152
  Melita............................     14,062                -              2,066            (2,417)        13,711
  Iberian Programming...............     11,947                -               (460)            2,828         14,315
  Xtra Music........................      9,913                -             (2,476)             (640)         6,797
  Other.............................     27,447                -                (65)           (1,048)        26,334
Asia/Pacific:
  XYZ Entertainment.................     44,306                -            (18,564)            2,804         28,546
  Pilipino Cable Corporation........     14,950                -             (3,004)           (2,588)         9,358
  Hunan International TV............      6,061                -             (2,477)               16          3,600
  Other.............................        350                -                  -                 -            350
Latin America:
  Megapo............................     32,496           (1,408)            (1,618)           (9,382)        20,088
  MGM Networks LA (1)...............     11,988                -            (11,988)                -              -
  Jundiai...........................      6,032           (1,572)                72            (1,334)         3,198
  Other.............................          2                -                  -                 -              2
                                       --------         --------           --------          --------       --------
    Total...........................   $379,854         $ (9,160)          $(56,043)         $ (5,142)      $309,509
                                       ========         ========           ========          ========       ========

(1) Includes an accrued funding obligation of $3.9 and $3.0 million at March 31, 2000 and December 31, 1999, respectively. The Company would face significant and punitive dilution if it did not make the requested fundings.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   PROPERTY, PLANT AND EQUIPMENT                                                         As of               As of
                                                                                         March 31,          December 31,
                                                                                           2000                 1999
                                                                                       --------------       ------------
                                                                                                 (In thousands)
     Cable distribution networks......................................................   $2,274,411          $1,826,781
     Subscriber premises equipment and converters.....................................      447,421             451,505
     MMDS/DTH distribution facilities.................................................      161,322             144,593
     Office equipment, furniture and fixtures.........................................      152,225             103,869
     Buildings and leasehold improvements.............................................      183,964             162,522
     Other............................................................................      148,241             173,091
                                                                                         ----------          ----------
                                                                                          3,367,584           2,862,361
          Accumulated depreciation....................................................     (580,987)           (482,524)
                                                                                         ----------          ----------
          Net property, plant and equipment...........................................   $2,786,597          $2,379,837
                                                                                         ==========          ==========

6.   GOODWILL AND OTHER INTANGIBLE ASSETS                                                  As of               As of
                                                                                         March 31,          December 31,
                                                                                           2000                 1999
                                                                                       --------------       ------------
     Europe:                                                                                     (In thousands)
       @Entertainment.................................................................   $  935,778          $  935,867
       UPC Nederland..................................................................    1,603,679             763,714
       Stjarn.........................................................................      424,583             430,606
       Telekabel Group................................................................      169,893             177,800
       UPC France.....................................................................      162,101             117,787
       UPC Norge......................................................................       81,610              85,405
       Kabel Plus.....................................................................       85,327              85,330
       UPC Magyarorszag...............................................................      108,086              55,068
       UPC............................................................................       83,919              29,406
       Monor..........................................................................       23,335              24,420
       UPC Slovak.....................................................................       22,390              23,026
       UPC Belgium....................................................................       20,280              20,994
       El Tele Ostfold................................................................       26,842                   -
       Other..........................................................................       14,549              12,932
     Asia/Pacific:
       Austar United..................................................................      106,925             114,882
     Latin America:
       VTR............................................................................      235,549             223,484
       TV Show Brasil.................................................................        8,648               8,298
       Cable Star.....................................................................        5,965               5,916
                                                                                         ----------          ----------
                                                                                          4,119,459           3,114,935
          Accumulated amortization....................................................     (216,803)           (170,133)
                                                                                         ----------          ----------
          Net goodwill and other intangible assets....................................   $3,902,656          $2,944,802
                                                                                         ==========          ==========

7.   SHORT-TERM DEBT                                                                       As of               As of
                                                                                         March 31,          December 31,
                                                                                           2000                 1999
                                                                                       --------------       ------------
                                                                                                 (In thousands)
     UPC facilities...................................................................   $  367,999          $  164,263
     Other Latin America and Asia/Pacific.............................................       11,362               9,033
                                                                                         ----------          ----------
          Total short-term debt.......................................................   $  379,361          $  173,296
                                                                                         ==========          ==========

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A2000 FACILITY REFINANCING

In January 2000, A2000, a wholly-owned subsidiary of UPC Nederland, refinanced its existing bank facilities with a one year term loan bridge facility of euro231.4 ($222.5) million and a one year revolving bridge facility of euro49.9 ($48.0) million, subject to certain availability covenants. These facilities bear interest at EURIBOR plus 1.0%, and expire in December 2000.

8.   SENIOR DISCOUNT NOTES AND SENIOR NOTES

                                                                                            As of              As of
                                                                                          March 31,         December 31,
                                                                                            2000               1999
                                                                                        -------------      -------------
                                                                                                (In thousands)
     United 1998 Notes................................................................   $1,017,868         $  991,568
     United 1999 Notes................................................................      230,419            224,426
     UPC USD Senior Notes due 2009....................................................      725,689            759,442
     UPC 10.875% Euro Senior Notes due 2009...........................................      288,462            301,878
     UPC USD Senior Discount Notes due 2009...........................................      434,443            421,747
     UPC 10.875% USD Senior Notes due 2007............................................      183,325            191,852
     UPC 10.875% Euro Senior Notes due 2007...........................................       96,154            100,625
     UPC 11.25% USD Senior Notes due 2009.............................................      229,209            239,905
     UPC 11.25% Euro Senior Notes due 2009............................................       96,429            100,894
     UPC 13.375% USD Senior Discount Notes due 2009...................................      263,939            255,786
     UPC 13.375% Euro Senior Discount Notes due 2009..................................      101,490            102,847
     UPC 11.25% USD Senior Notes due 2010.............................................      595,115                  -
     UPC 11.25% Euro Senior Notes due 2010............................................      190,897                  -
     UPC 11.5% USD Senior Notes due 2010..............................................      283,427                  -
     UPC 13.75% Senior Discount Notes due 2010........................................      525,754                  -
     @Entertainment Senior Discount Notes.............................................      270,932            286,089
     United A/P Notes.................................................................      421,895            407,945
                                                                                         ----------         ----------
                                                                                          5,955,447          4,385,004
          Less current portion........................................................            -                  -
                                                                                         ----------         ----------
          Total senior discount notes and senior notes................................   $5,955,447         $4,385,004
                                                                                         ==========         ==========

UPC 11.25% USD AND EURO SENIOR NOTES DUE 2010, UPC 11.5% USD SENIOR DISCOUNT NOTES DUE 2010 AND UPC 13.75% USD SENIOR DISCOUNT NOTES DUE 2010 (COLLECTIVELY THE "UPC JANUARY 2000 NOTES")

In January 2000, UPC completed a private placement bond offering consisting of $600.0 million and euro200.0 million of ten-year 11.25% Senior Notes due 2010, $300.0 million of ten-year 11.5% Senior Notes due 2010 and $1.0 billion aggregate principal amount of ten-year 13.75% Senior Discount Notes due 2010. The Senior Discount Notes were sold at 51.2% of the face amount yielding gross proceeds of $512.2 million and will accrue but not pay interest until 2005. UPC has entered into cross-currency swaps, swapping a total of $300.0 million of the 11.25% Senior Notes into fixed Euro notes with a notional amount of euro297.0 million.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   OTHER LONG-TERM DEBT

                                                                                            As of            As of
                                                                                          March 31,       December 31,
                                                                                            2000             1999
                                                                                       --------------    ------------
                                                                                                (In thousands)
     UPC Senior Credit Facility......................................................   $  469,781      $  359,720
     UPC Nederland Facilities........................................................      383,757         588,310
     UPC France Facilities...........................................................      156,382         146,157
     Other UPC.......................................................................       88,977         123,199
     VTR Bank Facility...............................................................      176,000         176,000
     New Austar Bank Facility........................................................      201,530         202,703
     Saturn Bank Facility............................................................       56,943          57,685
     Other Asia/Pacific..............................................................        2,895           2,263
     Other Latin America.............................................................          612             594
                                                                                        ----------      ----------
                                                                                         1,536,877       1,656,631
          Less current portion.......................................................      (67,764)       (52,180)
                                                                                        ----------       ---------
          Total other long-term debt.................................................   $1,469,113      $1,604,451
                                                                                        ==========      ==========

STAND-BY FACILITY

In March 2000, UPC closed a euro2.0 ($1.9) billion stand-by revolving bank facility with one of its core banks. When drawn, the facility will bear interest at EURIBOR + 5.0%. The commitment expires December 31, 2000. The drawn portion can be renewed at that date with an increase in the borrowing rate to be repaid after seven years from closing.

10.  CONVERTIBLE PREFERRED STOCK

SERIES B

In connection with the Company's acquisition of certain assets in Australia in July 1998, and the acquisition of an additional interest in XYZ Entertainment in September 1998, the Company issued a total of 139,031 shares of par value $0.01 per share Series B Preferred Stock. The Series B Preferred Stock had an initial liquidation value of $212.50 per share (approximately $29.5 million) and accrues dividends at a rate of 6.5% per annum, compounded quarterly. Each share of Series B Preferred Stock is convertible into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $10.63. The Company is required to redeem the Series B Preferred Stock on June 30, 2008 at a redemption price equal to its then liquidation value plus accrued dividends. Cumulative to date a total of 24,908 shares of Series B Preferred Stock have been converted into 533,177 shares of Class A Common Stock. Assuming none of the remaining 114,123 shares of Series B Preferred Stock is converted prior to redemption, the total cost to the Company upon redemption would be approximately $45.7 million.

SERIES C

In July 1999, the Company issued 425,000 shares of par value $0.01 per share Series C Preferred Stock, resulting in gross and net proceeds to the Company of $425.0 million and $381.6 million, respectively. The purchasers of the Series C Preferred Stock deposited $29.75 million into an account from which the holders will be entitled to quarterly payments in an amount equal to $17.50 per preferred share commencing on September 30, 1999 through June 30, 2000, in cash or Class A Common Stock at United's option. On September 30, 1999, December 31, 1999 and March 31, 2000 the holders received their quarterly payment in cash. The Series C Preferred Stock had an initial liquidation value of $1,000 per share, and accrues dividends perpetually at a rate of 7.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing on September 30, 2000, payable in cash or Class A Common Stock at the Company's option. Each share of Series C Preferred Stock is convertible any time at the option of the holder into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $42.15.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SERIES D

In December 1999, the Company issued 287,500 shares of par value $0.01 per share Series D Preferred Stock, resulting in gross and net proceeds to the Company of $287.5 million and $259.9 million, respectively. The purchasers of the Series D Preferred Stock deposited $20.1 million into an account from which the holders will be entitled to payments in an amount equal to $17.50 per preferred share per quarter commencing on December 31, 1999 through September 30, 2000 in cash or Class A Common Stock at United's option. On December 31, 1999 and March 31, 2000 the holders received their payment in cash. The Series D Preferred Stock had an initial liquidation value of $1,000 per share, and accrues dividends perpetually at a rate of 7.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2000, payable in cash or Class A Common Stock at the Company's option. Each share of Series D Preferred Stock is convertible any time at the option of the holder into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $63.79.

11.  STOCKHOLDERS' EQUITY

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

EQUITY TRANSACTIONS OF SUBSIDIARIES

The issuance of warrants, the issuance of convertible debt with an equity component, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                                                   For the Three Months Ended
                                                                         March 31, 2000
                                                         ---------------------------------------------
                                                                             Austar
                                                             UPC             United          Total
                                                         -------------     -----------    ------------
                                                                         (In thousands)
     Variable plan accounting for stock options.........    $75,653         $    -          $75,653
     Deferred compensation expense......................    (75,653)             -          (75,653)
     Amortization of deferred compensation..............     12,785          1,853           14,638
     Issuance of shares by subsidiary of UPC............     27,513              -           27,513
                                                            -------         ------          -------
          Total.........................................    $40,298         $1,853          $42,151
                                                            =======         ======          =======

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OTHER CUMULATIVE COMPREHENSIVE LOSS

                                                                          As of            As of
                                                                        March 31,      December 31,
                                                                          2000             1999
                                                                       -------------   -------------
                                                                              (In thousands)
     Foreign currency translation adjustments.........................  $(241,091)      $(217,942)
     Unrealized gain on available-for-sale securities.................      6,720           6,704
                                                                        ---------       ---------
          Total ......................................................  $(234,371)      $(211,238)
                                                                        =========       =========

12.  BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                          2000            1999
                                                                       ----------      ----------
     Basic:
       Net (loss) income..............................................  $(244,938)      $688,351
       Accretion of Series A Convertible Preferred Stock..............          -           (161)
       Accretion of Series B Convertible Preferred Stock..............       (438)          (492)
       Accretion of Series C Convertible Preferred Stock..............     (7,438)             -
       Accretion of Series D Convertible Preferred Stock..............     (5,031)             -
                                                                        ---------       --------
            Basic net (loss) income attributable to common
              shareholders............................................   (257,845)       687,698
                                                                        ---------       --------
     Diluted:
       Accretion of Series A Convertible Preferred Stock..............          - (1)        161
       Accretion of Series B Convertible Preferred Stock..............          - (1)        492
       Accretion of Series C Convertible Preferred Stock..............          - (1)          -
       Accretion of Series D Convertible Preferred Stock..............          - (1)          -
                                                                        ---------       --------
            Diluted net (loss) income attributable to common
              shareholders............................................  $(257,845)      $688,351
                                                                        =========       ========

     (1)  Excluded   from  the   calculation   of  diluted  net  (loss)   income
          attributable   to   common   shareholders   because   the   effect  is
          anti-dilutive.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   SEGMENT INFORMATION

                                                                                                             As of
                                                                                                           March 31,
                                              For the Three Months Ended March 31, 2000                      2000
                           ----------------------------------------------------------------------------  -----------

                                                     Internet/                                              Total
                             Video      Telephone      Data       Programming      Other        Total       Assets
                           ----------   ----------   ----------   -----------    ----------   ---------  -----------
Revenue:                                                  (In thousands)                                (In thousands)
 Europe:
   The Netherlands......... $ 42,781     $ 16,004    $   5,241     $    505      $      -     $ 64,531   $ 2,408,224
   Austria.................   20,454        7,037        5,531            -             -       33,022       388,815
   Belgium.................    3,601          275          802            -             -        4,678        47,428
   Czech Republic..........    6,204          255            -            -         1,023        7,482       172,858
   France..................   13,914        1,853          404            -             -       16,171       751,849
   Hungary.................   11,628        5,237           57            -             -       16,922       180,969
   Norway..................   12,119          450          399            -             -       12,968       317,377
   Poland..................   17,055            -            -       10,595             -       27,650     1,228,458
   Sweden..................    8,123            -          835            -             -        8,958       463,306
   Corporate and Other.....    3,891        1,391            -            -           244        5,526     1,884,007
                            --------     --------    ---------     --------      --------     --------   -----------
     Total Europe..........  139,770       32,502       13,269       11,100         1,267      197,908     7,843,291
                            --------     --------    ---------     --------      --------     --------   -----------
 Asia/Pacific:
   Australia...............   40,849            -            8            -           599       41,456       570,843
   New Zealand.............      844        3,166          878            -             -        4,888       106,980
   Corporate and Other.....        -            -            -            -             -            -        52,482
                            --------     --------    ---------     --------      --------     --------   -----------
     Total Asia/Pacific....   41,693        3,166          886            -           599       46,344       730,305
                            --------     --------    ---------     --------      --------     --------   -----------
 Latin America:
   Chile...................   28,952        6,565          107            -             -       35,624       533,435
   Brazil..................    1,389            -            -            -             -        1,389        18,249
   Corporate and Other.....      560            -            -            -             4          564        60,305
                            --------     --------    ---------     --------      --------     --------   -----------
     Total Latin America...   30,901        6,565          107            -             4       37,577       611,989
                            --------     --------    ---------     --------      --------     --------  -----------
 Corporate & Other.........       -            -            -             -            27           27     1,275,771
                            -------     --------     --------      --------      --------     --------   -----------
     Total Company......... $212,364    $ 42,233     $ 14,262      $ 11,100      $  1,897     $281,856   $10,461,356
                            ========    ========     ========      ========      ========     ========   ===========
Adjusted EBITDA: (1)
 Europe:
   The Netherlands......... $ 21,219    $(11,838)    $(32,047)     $ (7,557)     $      -     $(30,223)
   Austria.................   11,112      (1,551)         166             -             -        9,727
   Belgium.................    1,444        (139)      (1,121)            -             -          184
   Czech Republic..........      917          23            -             -           411        1,351
   France..................    1,499      (2,714)        (974)            -             -       (2,189)
   Hungary.................    3,601       2,905       (1,056)            -             -        5,450
   Norway..................    4,847      (2,791)        (839)            -             -        1,217
   Poland..................    1,059           -            -       (18,729)         (320)     (17,990)
   Sweden..................    3,692        (697)      (2,061)            -             -          934
   Corporate and Other.....    1,647      (1,369)      (1,679)          (63)      (23,734)     (25,198)
                            --------    --------     --------      --------      --------     --------
     Total Europe..........   51,037     (18,171)     (39,611)      (26,349)      (23,643)     (56,737)
                            --------    --------     --------      --------      --------     --------
 Asia/Pacific:
   Australia...............    1,192         (37)      (1,721)            -        (1,777)      (2,343)
   New Zealand.............     (253)       (357)         248             -        (1,344)      (1,706)
   Corporate and Other.....        -           -            -             -          (371)        (371)
                            --------    --------     --------      --------      --------     --------
     Total Asia/Pacific....      939        (394)      (1,473)            -        (3,492)      (4,420)
                            --------    --------     --------      --------      --------     --------
 Latin America:
   Chile...................    7,356      (2,100)        (132)            -             -        5,124
   Brazil..................       46           -            -             -             -           46
   Corporate and Other.....     (188)          -            -             -         1,502        1,314
                            --------    --------     --------      --------      --------     --------
     Total Latin America...    7,214      (2,100)        (132)            -         1,502        6,484
                            --------    --------     --------      --------      --------     --------
 Corporate & Other.........        -           -            -             -        (1,353)      (1,353)
                            --------    --------     --------      --------      --------     --------
     Total Company......... $ 59,190    $(20,665)    $(41,216)     $(26,349)     $(26,986)    $(56,026)
                            ========    ========     ========      ========      ========     ========

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                                             As of
                                                                                                         December 31,
                                              For the Three Months Ended March 31, 1999                      1999
                           ----------------------------------------------------------------------------  ------------

                                                     Internet/                                              Total
                             Video      Telephone      Data       Programming      Other        Total       Assets
                           ----------   ----------   ----------   -----------    ----------   ---------  ------------
Revenue:                                                  (In thousands)                                (In thousands)
 Europe:
   The Netherlands......... $16,690      $ 3,586     $   338      $     -        $     -      $ 20,614    $3,157,285
   Austria.................  22,242          125       2,369            -              -        24,736       356,337
   Belgium.................   4,025            -         457            -              -         4,482        47,826
   Czech Republic..........   1,142            -           -            -              -         1,142       159,806
   France..................   1,594            9           9            -              -         1,612       498,776
   Hungary.................   8,854            -          32            -              -         8,886       215,448
   Norway..................  12,277            3          95            -              -        12,375       244,975
   Poland..................       -            -           -            -              -             -     1,218,956
   Sweden..................       -            -           -            -              -             -       474,899
   Corporate and Other.....     941            -           -          199            887         2,027        77,219
                            -------      -------     -------      -------        -------      --------    ----------
     Total Europe..........  67,765        3,723       3,300          199            887        75,874     6,451,527
                            -------      -------     -------      -------        -------      --------    ----------
Asia/Pacific:
   Australia...............  30,432            -           -            -              -        30,432       563,627
   New Zealand.............       -            -           -            -              -             -        76,139
   Corporate and Other.....       -            -           -            -              -             -        52,441
                            -------      -------     -------      -------        -------      --------    ----------
     Total Asia/Pacific....  30,432            -           -            -              -        30,432       692,207
                            -------      -------     -------      -------        -------      --------    ----------
Latin America:
Chile......................       -            -           -            -              -             -       489,638
   Brazil..................     984            -           -            -              -           984        17,172
   Corporate and Other.....     628            -           -            -              -           628        71,379
                            -------      -------     -------      -------        -------      --------    ----------
     Total Latin America...   1,612            -           -            -              -         1,612       578,189
                            -------      -------     -------      -------        -------      --------    ----------
 Corporate & Other.........     -              -           -            -              -             -     1,280,930
                            -------      -------     -------      -------        -------      --------    ----------
     Total Company......... $99,809      $ 3,723     $ 3,300      $   199        $   887      $107,918    $9,002,853
                            =======      =======     =======      =======        =======      ========    ==========
Adjusted EBITDA: (1)
 Europe:
   The Netherlands......... $ 8,628     $ (1,202)    $(6,439)     $  (605)       $     -      $    382
   Austria.................  12,662       (2,269)       (178)           -              -        10,215
   Belgium.................   1,109            -        (691)           -              -           418
   Czech Republic..........    (245)           -           -            -              -          (245)
   France..................      (6)      (1,078)       (513)           -              -        (1,597)
   Hungary.................   3,030            -          (3)           -              -         3,027
   Norway..................   5,163       (1,628)     (1,252)           -              -         2,283
   Corporate and Other.....     212            -           -       (2,088)        (5,479)       (7,355)
                            -------      -------     -------      -------        -------      --------
     Total Europe..........  30,553       (6,177)     (9,076)      (2,693)        (5,479)        7,128
                            -------      -------     -------      -------        -------      --------
 Asia/Pacific:
   Australia...............  (3,454)           -           -            -         (1,029)       (4,483)
   New Zealand.............       -            -           -            -              -             -
   Corporate and Other.....       -            -           -            -          3,163         3,163
                            -------      -------     -------      -------        -------      --------
     Total Asia/Pacific....  (3,454)           -           -            -          2,134        (1,320)
                            -------      -------     -------      -------        -------      --------
 Latin America:
   Chile...................       -            -           -            -              -             -
   Brazil..................    (466)           -           -            -              -          (466)
   Corporate and Other.....       -            -           -            -         (1,370)       (1,370)
                            -------      -------     -------      -------        -------      --------
     Total Latin America...    (466)           -           -            -         (1,370)       (1,836)
                            -------      -------     -------      -------        -------      --------
 Corporate & Other.........       -            -           -            -           (251)         (251)
                            -------      -------     -------      -------        -------      --------
     Total Company......... $26,633      $(6,177)    $(9,076)     $(2,693)       $(4,966)     $  3,721
                            =======      =======     =======      =======        =======      ========

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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


Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                           2000            1999
                                                                       ------------    ------------
     Net operating loss...............................................  $(296,584)       $(72,317)
     Depreciation and amortization....................................    172,098          57,398
     Non-cash stock-based compensation expense........................     68,460          18,640
                                                                        ---------        --------
        Consolidated Adjusted EBITDA..................................  $ (56,026)       $  3,721
                                                                        =========        ========

14.  SUBSEQUENT EVENTS

AFFIRMATIVE JUDGMENT AGAINST WHARF (HOLDINGS) LIMITED ("WHARF HOLDINGS")

The 1997 jury verdicts in favor of United in its lawsuit against Wharf Holdings were affirmed April 28, 2000 by the 10th Circuit U.S. Court of Appeals. The Court also affirmed the separate judgement in the Company's favor for contempt sanctions. The judgments, with accrued interest, total over $186.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' acceptance of our newer telephone and Internet/data services, our ability to manage and grow our newer telephone and Internet/data services, our ability to secure adequate capital to fund other system growth and development and our planned acquisitions, risks inherent in investment and operations in foreign countries, changes in government regulation, and changes in the nature of key strategic relationships with joint ventures. We and our subsidiaries have announced many potential acquisitions, many of which are subject to various conditions, some of which may not occur. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. The following discussion and analysis of financial condition and results of operations cover the three months ended March 31, 2000 and 1999, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

INTRODUCTION

United was formed in 1989 for the purpose of developing, acquiring and managing foreign video, programming and telephone operations outside the United States. Today, we are a leading broadband communications provider outside the United States. We provide video services in 23 countries worldwide and telephone and Internet/data services in a growing number of our international markets. Our operations are grouped into three major geographic regions: Europe, Asia/Pacific and Latin America. Our European operations are held through our 53.0% owned, publicly traded subsidiary, UPC, which is the largest Pan-European broadband communications (video, telephone and Internet/data) provider in terms of the number of subscribers. Our Asia/Pacific operations are primarily held through our 72.3% owned, publicly traded subsidiary, Austar United, which owns the largest provider of video services in regional Australia, various Australian programming interests and the only full service provider of broadband communications in New Zealand. Our primary Latin American operation is VTR, Chile's largest video service provider and a growing provider of telephone services.

SUMMARY OPERATING DATA

The following comparative operating data reflects video subscribers, telephone lines, programming and data subscribers, as well as selected financial statistics of the operating systems in which we had an ownership interest as of March 31, 2000. In addition, the following proportionate data represents certain operating and financial results for us, multiplied by our applicable ownership percentage.


GROSS OPERATING SYSTEM DATA
                                                        As of and for the Three Months Ended March 31, 2000
                             -------------------------------------------------------------------------------------------------------
                                       Homes in               Two-way      Basic                                            Long-
                              United    Service     Homes      Homes    Subscribers/    Basic                Adjusted       Term
                             Ownership   Area      Passed     Passed       Lines     Penetration    Revenue   EBITDA(1)    Debt (2)
                             --------- --------- ---------- ----------  ------------ -----------  |--------- ----------  -----------
                                                                                                  |        (In thousands) (3)
                                                                                                  |
UPC (EUROPE)                                                                                      |
------------                                                                                      |
Video Subscribers:                                                                                |
  The Netherlands.........    53.0%    2,513,715  2,421,167  1,945,152   2,255,031      93.1%     | $ 41,625   $ 20,404    $      -
  Poland..................    53.0%    1,950,000  1,769,569          -   1,327,176      75.0%     | $ 26,903   $(17,504)   $      -
  Germany.................    13.3%    1,422,826  1,422,826     30,456     919,641      64.6%     | $ 27,018   $  8,967    $199,849
  Hungary (UPC                                                                                    |
   Magyarorszag)..........    53.0%      915,500    680,197    100,307     518,185      76.2%     | $ 10,494   $  3,086    $      -
  Austria.................    50.4%    1,080,640    907,870    824,290     476,037      52.4%     | $ 19,901   $ 10,812    $      -
  Israel..................    24.7%      660,000    616,975    385,447     431,334      69.9%     | $ 41,492   $ 11,269    $232,488
  France..................    48.8%    2,105,542  1,080,960    120,555     375,288      34.7%     | $ 13,538   $  1,444    $      -
  Czech Republic..........    52.9%      868,250    776,881     17,740     364,275      46.9%     | $  6,037   $    892    $      -
  Norway..................    53.0%      529,000    468,335     63,827     330,012      70.5%     | $ 11,791   $  4,716    $      -
  Slovak Republic.........  50.3-53.0%   417,813    309,198          -     247,455      80.0%     | $  2,907   $    978    $      -
  Sweden..................    53.0%      770,000    421,624    227,000     246,087      58.4%     | $  7,904   $  3,012    $      -
  Belgium.................    53.0%      530,000    150,426    147,903     125,642      83.5%     | $  3,504   $  1,405    $      -
  Romania.................  27.0-37.1%   509,320    391,690          -     261,594      66.8%     | $  1,103   $    411    $      -
  Malta...................    26.5%      177,000    175,174          -      77,296      44.1%     | $  3,882   $  1,098    $ 27,655
  Hungary (Monor).........    51.5%       85,561     70,061     84,916      32,574      46.5%     | $    370   $    187    $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
      Total...............            14,535,167 11,662,953  3,947,593   7,987,627                | $218,469   $ 51,177    $459,992
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Telephone Lines:                                                                                  |
  The Netherlands.........    53.0%    2,513,715     N/A        N/A        129,568       N/A      | $ 15,571   $(11,480)   $      -
  Hungary (Monor).........    51.5%       85,561     N/A        N/A         73,328       N/A      | $  2,299   $    943    $      -
  Austria.................    50.4%    1,080,640     N/A        N/A         56,399       N/A      | $  6,847   $ (1,083)   $      -
  France..................    48.8%    2,105,542     N/A        N/A         19,313       N/A      | $  1,803   $ (2,589)   $      -
  Norway..................    53.0%      529,000     N/A        N/A          6,114       N/A      | $    438   $ (1,791)   $      -
  Czech Republic..........    52.9%      868,250     N/A        N/A          3,648       N/A      | $    248   $     22    $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
      Total...............             7,182,708     N/A        N/A        288,370                | $ 27,206   $(15,978)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Data Subscribers:                                                                                 |
  Internet................  13.3-53.0% 9,867,223     N/A        N/A        169,714       N/A      | $ 15,221   $(36,908)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Programming Subscribers:                                                                          |
  Ireland.................    42.4%       N/A        N/A        N/A      1,760,000       N/A      |    N/A        N/A      $      -
  Spain/Portugal..........    26.5%       N/A        N/A        N/A      1,137,000       N/A      |    N/A        N/A      $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
      Total...............                N/A        N/A        N/A      2,897,000                |    N/A        N/A      $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
AUSTAR UNITED (AUSTRALIA/NEW ZEALAND)                                                             |
-------------------------------------                                                             |
Video Subscribers:                                                                                |
  Australia...............    72.3%    2,085,000  2,083,108          -     389,816      18.7%     | $ 39,220   $  1,117    $      -
  New Zealand.............    72.3%      141,000     87,319     87,319      17,811      20.4%     | $    562   $   (302)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
      Total...............             2,226,000  2,170,427     87,319     407,627                | $ 39,782   $    815    $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Telephone Lines:                                                                                  |
  New Zealand.............    72.3%      141,000     95,397      N/A        28,095      29.5%     | $  2,480   $   (295)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Data Subscribers:                                                                                 |
  New Zealand.............    72.3%      141,000     95,397      N/A         8,485       8.9%     | $    687   $    191    $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Programming Subscribers:                                                                          |
  Australia...............    36.2%       N/A        N/A         N/A       963,000        N/A     | $ 10,995   $  4,084    $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
OTHER ASIA/PACIFIC                                                                                |
------------------                                                                                |
Video Subscribers:                                                                                |
  Philippines.............    19.6%      600,000    455,000          -     193,338      42.5%     | $  5,859   $  2,239    $ 21,727
                                      ---------- ----------  ---------   ---------                | --------   --------    --------


GROSS OPERATING SYSTEM DATA (Continued)
                                                        As of and for the Three Months Ended March 31, 2000
                             -------------------------------------------------------------------------------------------------------
                                       Homes in               Two-way      Basic                                            Long-
                              United    Service     Homes      Homes    Subscribers/    Basic                Adjusted       Term
                             Ownership   Area      Passed     Passed       Lines     Penetration    Revenue   EBITDA(1)    Debt (2)
                             --------- --------- ---------- ----------  ------------ -----------  |--------- ----------  -----------
                                                                                                  |        (In thousands) (3)
LATIN AMERICA                                                                                     |
-------------                                                                                     |
Video Subscribers:                                                                                |
  Chile...................   100.0%    2,350,000  1,620,586    420,664     389,467      24.0%     | $ 28,952   $  7,356    $      -
  Mexico..................    90.3%      341,600    231,969          -      60,557      26.1%     | $  3,550   $    873    $      -
  Brazil (Jundiai)........    46.3%       70,200     67,154          -      17,649      26.3%     | $  1,581   $   (288)   $      -
  Brazil (TV Show                                                                                 |
   Brasil)................   100.0%      437,000    306,000          -      17,928       5.9%     | $  1,421   $     50    $      -
  Peru....................    62.2%      140,000     63,932          -       8,548      13.4%     | $    559   $   (187)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
      Total...............             3,338,800  2,289,641    420,664     494,149                | $ 36,063   $  7,804    $     -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Telephone Lines:                                                                                  |
  Chile...................   100.0%    2,350,000    420,664     N/A         79,138      18.8%     | $  6,565   $ (2,100)   $     -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Data Subscribers:                                                                                 |
  Chile...................   100.0%    2,350,000    420,664     N/A          1,431       0.3%     | $    107   $   (132)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Programming Subscribers:                                                                          |
  Latin America...........    50.0%       N/A        N/A        N/A      5,436,101        N/A     | $  2,780   $ (1,631)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------


                                                             As of and for the Three Months Ended March 31, 2000
                                        -------------------------------------------------------------------------------------------
                                        Homes in                 Two-way        Basic                                     Long-
                                         Service     Homes        Homes      Subscribers/                 Adjusted        Term
                                          Area       Passed       Passed        Lines        Revenue      EBITDA(1)      Debt (2)
                                        ---------  ----------   -----------  ------------  |-----------   ----------   ------------
                                                                                           |          (In thousands) (3)
                                                                                           |
TOTAL COMPANY BASED ON GROSS DATA (4):                                                     |
--------------------------------------                                                     |
  Video Subscribers..................  20,699,967  16,578,021    4,455,576     9,082,741   | $300,173      $62,035      $  481,719
  Telephone Lines....................   9,673,708      N/A          N/A          395,603   | $ 36,251      $(18,373)    $        -
  Data Subscribers...................  12,358,223      N/A          N/A          179,630   | $ 16,015      $(36,849)    $        -
  Programming Subscribers............     N/A          N/A          N/A        9,296,101   | $ 13,775      $  2,453     $        -
                                                                                           |
TOTAL COMPANY BASED ON CONSOLIDATED SYSTEMS (5):                                           |
------------------------------------------------                                           |
  Video Subscribers..................  17,428,341  13,608,923    4,039,673     7,382,926   | $212,364      $ 59,190     $1,695,302
  Telephone Lines....................   9,673,708      N/A          N/A          395,603   | $ 42,233      $(20,665)    $        -
  Data Subscribers...................  10,935,397      N/A          N/A          179,480   | $ 14,262      $(41,216)    $        -
  Programming Subscribers............      N/A         N/A          N/A        1,760,000   | $ 11,100(7)   $(26,349)(7) $        -
                                                                                           |
TOTAL COMPANY BASED ON PROPORTIONATE DATA (6):                                             |
----------------------------------------------                                             |
  Video Subscribers..................  11,639,552   9,124,111    2,426,582     4,460,646   | $159,956      $ 29,584     $   95,593
  Telephone Lines....................   6,139,090      N/A          N/A          245,500   | $ 22,483      $ (10,658)   $        -
  Data Subscribers...................   6,998,840      N/A          N/A           95,761   | $ 8,511       $ (19,520)   $        -
  Programming Subscribers............      N/A         N/A          N/A        4,113,721   | $ 5,365       $     661    $        -


GROSS OPERATING SYSTEM DATA
                                                        As of and for the Three Months Ended March 31, 1999
                             -------------------------------------------------------------------------------------------------------
                                       Homes in               Two-way      Basic                                            Long-
                              United    Service     Homes      Homes    Subscribers/    Basic                Adjusted       Term
                             Ownership   Area      Passed     Passed       Lines     Penetration    Revenue   EBITDA(1)    Debt (2)
                             --------- --------- ---------- ----------  ------------ -----------  |--------- ----------  -----------
                                                                                                  |        (In thousands) (3)
                                                                                                  |
UPC (EUROPE)                                                                                      |
------------                                                                                      |
Video Subscribers:                                                                                |
  The Netherlands........   31.2-62.4% 1,529,214  1,491,220     986,109   1,404,131      94.2%    | $ 41,760   $ 14,489   $216,527
  Hungary (UPC                                                                                    |
   Magyarorszag).........     49.5%      901,500    528,719           -     442,390      83.7%    | $  7,561   $  2,576   $      -
  Austria................     59.3%    1,076,190    903,200     623,490     457,165      50.6%    | $ 21,049   $  8,692   $      -
  Israel.................     29.1%      595,000    583,408     364,000     406,970      69.8%    | $ 31,340   $ 12,393   $218,036
  Czech Republic.........     62.4%      229,531    153,949           -      54,691      35.5%    | $    972   $   (209)  $      -
  France.................     62.2%      190,000     82,320      82,320      32,662      39.7%    | $  1,372   $ (1,359)  $      -
  Norway.................     62.4%      529,900    464,941      18,685     322,735      69.4%    | $ 10,531   $  1,942   $      -
  Slovak Republic........   46.8-62.4%    64,493     40,494           -      25,697      63.5%    | $    262   $    (49)  $      -
  Belgium................     62.4%      133,030    133,030     104,039     126,818      95.3%    | $  3,814   $    356   $      -
  Romania................   31.8-62.4%   180,000     98,174           -      62,524      63.7%    | $    538   $    220   $      -
  Malta..................     31.2%      179,000    164,553           -      71,040      43.2%    | $  3,464   $  1,546   $ 20,285
  Hungary (Monor)........     27.9%       85,000     68,339           -      31,108      45.5%    | $  4,343   $    837   $ 36,564
                                       ---------  ---------   ---------   ---------               | --------   --------   --------
      Total..............              5,692,858  4,712,347   2,178,643   3,437,931               | $127,006   $ 41,434   $491,412
                                       ---------  ---------   ---------   ---------               | --------   --------   --------
Telephone Lines:                                                                                  |
  The Netherlands........   31.2-62.4% 1,529,214     N/A         N/A         46,102        N/A    | [Financial information is
  Hungary (Monor)........     27.9%       85,000     N/A         N/A         70,210        N/A    | included in multi-channel
                                       ---------  ---------   ---------   ---------               | TV information above.]
      Total                            1,614,214     N/A         N/A        116,312               |
                                       ---------  ---------   ---------   ---------               |
Data Subscribers:                                                                                 | [Financial information is
  Internet...............   31.2-62.4%    N/A        N/A         N/A         35,449        N/A    | included in multi-channel
                                       ---------  ---------   ---------   ----------              | TV information above.]
Programming Subscribers:                                                                          |
  Ireland................     49.9%       N/A        N/A         N/A        801,245        N/A    | $    170   $ (1,776)  $      -
  Spain/Portugal.........     20.9%       N/A        N/A         N/A        990,000        N/A    | $  3,707   $    746   $  3,500
                                      ---------   ---------   ---------   ---------               | --------   --------   --------
      Total..............                 N/A        N/A         N/A      1,791,245               | $  3,877   $ (1,030)  $  3,500
                                      ---------   ---------   ---------   ---------               | --------   --------   --------
AUSTAR UNITED (AUSTRALIA/NEW ZEALAND)                                                             |
-------------------------------------                                                             |
  Video Subscribers:                                                                              |
  Australia..............     98.0%    2,085,000  2,083,108           -     311,119      14.9%    | $ 28,153   $ (5,689)  $      -
  New Zealand............     63.7%      141,000     56,249      56,249       7,570      13.5%    | $  1,294   $ (2,096)  $ 24,903
                                       ---------- ---------   ---------   ---------               | --------   --------   --------
      Total..............              2,226,000  2,139,357      56,249     318,689               | $ 29,447   $ (7,785)  $ 24,903
                                       ---------  ---------   ---------   ---------               | --------   --------   --------
Telephone Lines:                                                                                  |
  New Zealand............     63.7%      141,000     53,257      N/A         14,902      28.0%    |
                                       ---------  ---------   ---------   ---------               |
Data Subscribers:                                                                                 | [Financial information is
  New Zealand............     63.7%       N/A        N/A         N/A            900        N/A    | included in multi-channel
                                       ---------  ---------   ---------   ---------               | TV information above.]
Programming Subscribers:                                                                          |
  Australia..............     49.0%       N/A        N/A         N/A        750,400        N/A    | $  6,304   $  2,396   $      -
                                       ---------  ---------   ---------   ---------               | --------   --------   --------
OTHER ASIA/PACIFIC                                                                                |
------------------                                                                                |
Video Subscribers:                                                                                |
  Philippines............     19.2%      600,000    419,037           -     164,257      39.2%    | $  4,133   $    960    $     30
                                       ---------  ---------   ---------   ---------               | --------   --------    --------
LATIN AMERICA                                                                                     |
-------------                                                                                     |
Video Subscribers:                                                                                |
  Chile..................     34.0%    2,321,000  1,594,582     244,965     390,864      24.5%    | $ 26,871   $  6,746   $122,392
  Mexico.................     49.0%      341,600    224,760           -      55,880      24.9%    | $  3,164   $  1,217   $      -
  Brazil (Jundiai).......     46.3%       70,200     66,255           -      19,166      28.9%    | $  1,549   $    563   $     81
  Brazil (TV Show                                                                                 |
   Brasil)...............    100.0%      437,000    306,000           -      12,605       4.1%    | $  1,000   $   (205)  $      -
  Peru...................     60.0%      140,000     58,193           -       9,388      16.1%    | $    177   $    (27)  $      -
                                       ---------  ---------   ---------   ---------               | --------   --------   --------
      Total..............              3,309,800  2,249,790     244,965     487,903               | $ 32,761   $  8,294   $122,473
                                       ---------  ---------   ---------   ---------               | --------   --------   --------
Telephone Lines:                                                                                  |
  Chile..................     34.0%    2,321,000    244,965      N/A         32,884      13.4%    | [Financial information is
                                       ---------  ---------   ---------   ---------               | included in  multi-channel
Programming Subscribers:                                                                          | TV information above.]
  Latin America..........     50.0%       N/A        N/A         N/A      3,889,363        N/A    | $  1,425   $ (4,004)  $     -
                                       ---------  ---------   ---------   ---------               | --------   --------   --------

                                                             As of and for the Three Months Ended March 31, 1999
                                        -------------------------------------------------------------------------------------------
                                        Homes in                 Two-way        Basic                                     Long-
                                         Service     Homes        Homes      Subscribers/                 Adjusted        Term
                                          Area       Passed       Passed        Lines        Revenue      EBITDA(1)      Debt (2)
                                        ---------  ----------   -----------  ------------  |-----------   ----------   ------------
                                                                                           |          (In thousands) (3)
                                                                                           |
TOTAL COMPANY BASED ON GROSS DATA (4):                                                     |
--------------------------------------                                                     |
  Video Subscribers..................  11,828,658  9,520,531     2,479,857     4,408,780   | $193,347       $42,903      $638,818
  Telephone Lines....................   4,076,214     N/A           N/A          164,098   | $      -       $     -      $      -
  Data Subscribers...................      N/A        N/A           N/A           36,349   | $      -       $     -      $      -
  Programming Subscribers............      N/A        N/A           N/A        6,431,008   | $ 11,606       $(2,638)     $  3,500
                                                                                           |
TOTAL COMPANY BASED ON CONSOLIDATED SYSTEMS (5):                                           |
------------------------------------------------                                           |
  Video Subscribers..................   6,917,358  5,768,348     1,428,534     2,728,203   | $100,704       $21,232      $792,991
  Telephone Lines....................     950,714     N/A           N/A           20,760   | $  3,723       $(6,178)     $      -
  Data Subscribers...................      N/A        N/A           N/A           35,449   | $  3,300       $(9,332)     $      -
  Programming Subscribers............      N/A        N/A           N/A          801,245   | $    191       $(2,001)     $      -
                                                                                           |
TOTAL COMPANY BASED ON PROPORTIONATE DATA (6):                                             |
----------------------------------------------                                             |
  Video Subscribers..................   6,684,340  5,565,766     1,075,860     2,259,048   | $101,422       $15,074      $205,055
  Telephone Lines....................   1,676,410     N/A           N/A           61,123   | $      -       $     -      $      -
  Data Subscribers...................      N/A        N/A           N/A           19,160   | $      -       $     -      $      -
  Programming Subscribers............      N/A        N/A           N/A        2,919,109   | $  4,660       $(1,558)     $    732

(1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. We believe Adjusted EBITDA helps investors to assess the cash flow from our operations from period to period and thus to value our business. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(2) The amounts disclosed herein represent unconsolidated debt. Debt for consolidated operating systems is included in the footnotes to the consolidated financial statements.
(3) The financial information presented herein has been taken from unaudited financial information of the respective operating companies that were providing service as of March 31, 2000. Certain information presented herein has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles. In addition, certain amounts have been converted to U.S. dollars using the March 31, 2000 exchange rates for the convenience translation.
(4)  Summation of the gross operating system data on the previous page.
(5) Summation of the gross operating system data on the previous page, for those systems that we consolidate in our financial statements due to majority ownership and control.
(6) Summation of the gross operating system data on the previous page, multiplied by our ownership percentage for each respective system.
(7) The consolidated financial information for @Entertainment (Poland) is included in Programming. The financial information for @Entertainment (Poland) within Gross Data is included in Multi-channel TV.

RESULTS OF OPERATIONS

The following table sets forth information from our major consolidated operating systems:

                                                                          For the Three Months Ended
                                                                                    March 31,
                                                                         -----------------------------
                                                                            2000              1999
                                                                         -----------       -----------
                                                                                (In thousands)
     UPC Revenue (USD):
       Video............................................................  $139,770           $ 67,765
       Telephone........................................................    32,502              3,723
       Internet/data....................................................    13,269              3,300
       Programming and DTH..............................................    11,100                199
       Other............................................................     1,267                887
                                                                          --------           --------
          Total UPC Revenue.............................................  $197,908           $ 75,874
                                                                          ========           ========
     UPC Adjusted EBITDA (USD):
       Video............................................................  $ 51,037           $ 30,553
       Telephone........................................................   (18,171)            (6,177)
       Internet/data....................................................   (39,611)            (9,076)
       Programming and DTH..............................................   (26,349)            (2,693)
       Other............................................................   (23,643)            (5,479)
                                                                          --------           --------
          Total UPC Adjusted EBITDA (1).................................  $(56,737)          $  7,128
                                                                          ========           ========
     Austar United Revenue (USD):
       Video............................................................  $ 41,693           $ 30,432
       Telephone........................................................     3,166                  -
       Internet/data and other..........................................     1,485                  -
                                                                          --------           --------
          Total Austar United Revenue...................................  $ 46,344           $ 30,432
                                                                          ========           ========
     Austar United Adjusted EBITDA (USD):
       Video............................................................  $    939           $ (3,454)
       Telephone........................................................      (394)                 -
       Internet/data and other..........................................    (4,594)            (1,029)
                                                                          --------           --------
          Total Austar United Adjusted EBITDA (1).......................  $ (4,049)          $ (4,483)
                                                                          ========           ========
     VTR Revenue (USD)
       Video............................................................  $ 28,952           $ 27,783
       Telephone........................................................     6,565              1,636
       Internet/data....................................................       107                  -
                                                                          --------           --------
          Total VTR Revenue.............................................  $ 35,624           $ 29,419
                                                                          ========           ========
     VTR Adjusted EBITDA (USD)
       Video............................................................  $  7,356           $  7,245
       Telephone........................................................    (2,100)            (1,415)
       Internet/data....................................................      (132)                 -
                                                                          --------           --------
          Total VTR Adjusted EBITDA (1).................................  $  5,124           $  5,830
                                                                          ========           ========

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

The following rates for the primary currencies that impact our financial statements are shown below per one U.S. dollar:

                                                                           Australian        Chilean
                                                             Euro            Dollar           Peso
                                                         -------------    -------------   -------------
Average rate three months ended March 31, 2000..........    1.0119           1.5898         512.5250
Average rate three months ended March 31, 1999..........    0.8900           1.5729         485.4042

REVENUE. Revenue increased $174.0 million, or 161.3%, from $107.9 million for the three months ended March 31, 1999 to $281.9 million for the three months ended March 31, 2000.

EUROPE. Revenue for UPC in U.S. dollar terms increased $122.0 million, or 160.7% from $75.9 million for the three months ended March 31, 1999 to $197.9 million for the three months ended March 31, 2000, despite a 13.7% devaluation of the Euro to the U.S. dollar from period to period. On a functional currency basis, UPC's revenue increased euro132.8 million or 196.7% from euro67.5 million for the three months ended March 31, 1999 to euro200.3 million for the three months ended March 31, 2000. Of this increase, approximately euro81.1 million resulted from increased video revenue, euro29.6 million resulted from increased telephone revenue, euro10.5 million resulted from increased Internet/data revenue and euro11.6 million from increases in other revenue. The increase in video revenue attributable to acquisitions totaled euro72.0 million, or 88.8% of the total increase. Of this increase, acquisitions in The Netherlands represent 38.9%, acquisitions in France represent 15.3%, the acquisition in Poland represents 24.0% and the acquisition in Sweden represents 10.0%. The remaining increase in video revenue of approximately 11.8% came from subscriber growth, increased revenue per subscriber in Austria, Norway, UPC's existing system in France, and UPC's systems in Eastern Europe. The increase in UPC's telephone revenue is primarily due to the launch of local telephone services, under the brand name Priority Telecom, in UPC's Austrian, Dutch, French and Norwegian systems. In addition, UPC began consolidating telephone revenue from its acquisitions of A2000 (September 1999) and Monor (December 1999). The increase in UPC's Internet/data revenue is primarily due to the launch of residential and business cable-modem high-speed Internet access services, branded chello broadband in April 1999. During the second quarter of 1999, UPC launched chello broadband on the upgraded portion of its networks in Austria, Belgium, France, the Netherlands (with the exception of A2000) and Norway. UPC launched chello broadband in A2000 and Sweden in the fourth quarter of 1999.

ASIA/PACIFIC. Revenue for Austar United increased $15.9 million, or 52.3%, from $30.4 million for the three months ended March 31, 1999 to $46.3 million for the three months ended March 31, 2000. The increase in video revenue of approximately $11.3 million was primarily due to Austar's subscriber growth (389,816 at March 31, 2000 compared to 311,119 at March 31, 1999) as well as growth in premium tiers, resulting in an average revenue per subscriber of A$53.42 ($33.60) per month for the three months ended March 31, 2000 compared to A$50.46 ($31.74) for the same period in the prior year. The remaining increase of approximately $4.6 million in telephone and other revenue was due to the consolidation of Saturn beginning August 1, 1999.

LATIN AMERICA. We began consolidating the results of operations of VTR effective May 1, 1999. Revenue for VTR in U.S. dollar terms increased $6.2 million, or 21.1%, from $29.4 million for the three months ended March 31, 1999 to $35.6 million for the three months ended March 31, 2000, despite a 5.6% devaluation in the Chilean peso to the U.S. dollar from period to period. The increase in telephone revenue of $4.9 million resulted from telephone subscriber growth (79,138 at March 31, 2000 compared to 32,884 at March 31, 1999) as well as an increase in average monthly revenue per subscriber for telephone service from $16.60 for the three months ended March 31, 1999 to $27.70 for the three months ended March 31, 2000. Video revenue increased a modest $1.2 million because of increased churn and lower sales volume than expected for its video service due to an economic recession in Chile and increased competition. The number of subscribers decreased from 390,864 as of March 31, 1999 to 389,467 as of March 31, 2000. The average monthly revenue per subscriber for video was $24.10 for the three months ended March 31, 2000, compared to $23.60 for the three months ended March 31, 1999.

ADJUSTED EBITDA. Adjusted EBITDA decreased $59.7 million during the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

EUROPE. Adjusted EBITDA for UPC in U.S. dollar terms decreased $63.8 million from $7.1 million for the three months ended March 31, 1999 to negative $56.7 million for the three months ended March 31, 2000, including the benefit of a 13.7% devaluation of the Euro to the U.S. dollar from period to period. On a functional currency basis, UPC's Adjusted EBITDA decreased euro63.7 million from euro6.3 million for the three months ended March 31, 1999 to negative euro57.4 million for the three months ended March 31, 2000, primarily due to the continued introduction of its telephone and Internet/data businesses. In addition, as a percentage of revenue, operating expense for video increased 7.4% from 33.1% for the three months ended March 31, 1999 to 40.5% for the three months ended March 31, 2000. This increase is primarily due to higher operating costs as a percentage of revenue for systems UPC acquired during 1999. UPC expects to reduce this percentage in future years through revenue growth and operating efficiencies. UPC's negative Adjusted EBITDA from its local telephone services was due to the recent launch of Priority Telecom in its Austrian, Dutch, French and Norwegian systems. During the three months ended March 31, 2000, UPC's significant negative Adjusted EBITDA from its Internet/data service was due to the launch of chello broadband on the upgraded portion of its networks in Austria, Belgium, France, The Netherlands (with the exception of A2000) and Norway in the second quarter. UPC launched chello broadband in A2000 and Sweden in the fourth quarter of 1999. UPC expects to incur substantial operating losses related to its programming and DTH businesses for the next two years, while UPC develops and expands its subscriber base.

ASIA/PACIFIC. Austar United's Adjusted EBITDA loss decreased by $0.5 million from negative $4.5 million for the three months ended March 31, 1999 to negative $4.0 million for the three months ended March 31, 2000. Austar United's Adjusted EBITDA from its video business increased $4.4 million due to Austar achieving incremental sales growth while keeping certain costs fixed, such as the national customer operations center, corporate management staff and media-related marketing costs. This improvement was offset by increased development expenses of Austar United's new Internet/data business "Austar United Broadband" and negative Adjusted EBITDA from the consolidation of Saturn beginning August 1, 1999.

LATIN AMERICA. We began consolidating the results of operations of VTR effective May 1, 1999. VTR's Adjusted EBITDA in U.S. dollar terms decreased $0.7 million, or 12.1%, from $5.8 million for the three months ended March 31, 1999 to $5.1 million for the three months ended March 31, 2000, primarily due to a $2.2 million charge for management fees payable to ULA during the three months ended March 31, 2000 compared to $0.1 million during the three months ended March 31, 1999. VTR's Adjusted EBITDA from its video business increased $1.9 million (before management fees of $1.8 million) as modest price increases exceeded expenses. Although revenues from telephone services increased significantly from the comparable period in 1999, development expenses of this new business continue to exist. VTR expects these operating and selling, general and administrative expenses as a percentage of telephone revenue to decline in future periods because development costs in general will taper off and certain costs have already been incurred and are fixed in relation to subscriber volumes.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense increased $46.5 million, from $26.1 million for the three months ended March 31, 1999 to $72.6 million for the three months ended March 31, 2000. The increase in the three months ended March 31, 2000 was primarily attributable to a stock-based compensation charge of $68.5 million, compared to $18.6 million for the same period in 1999. These plans include the UPC phantom stock option plan, the chello phantom stock option plan, the Austar United stock option plan and the ULA phantom stock option plan, which continue to require variable plan accounting. Under this method of accounting, increases in the fair market value of these shares result in non-cash compensation charges to the statement of operations for vested options.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $114.7 million during the three months ended March 31, 2000 compared to the three months ended March 31, 1999, as follows:

                                                                        For the Three Months Ended
                                                                                March 31,
                                                                        --------------------------
                                                                           2000           1999
                                                                        ----------     -----------
                                                                             (In thousands)
     Europe...........................................................  $129,166         $ 32,221
     Asia/Pacific.....................................................    30,028           24,468
     Latin America....................................................    12,523              460
     Corporate and other..............................................       381              249
                                                                        --------         --------
Total depreciation and amortization expense...........................  $172,098         $ 57,398
                                                                        ========         ========


EUROPE. UPC's depreciation and amortization expense in U.S. dollar terms increased $97.0 million from $32.2 million for the three months ended March 31, 1999 to $129.2 million for the three months ended March 31, 2000. On a functional currency basis, UPC's depreciation and amortization expense increased euro102.0 million from euro28.7 million for the three months ended March 31, 1999 to euro130.7 million for the three months ended March 31, 2000. The increase resulted primarily from acquisitions completed during 1999 in the Netherlands and Poland, as well as additional depreciation related to additional capital expenditures to upgrade the network in UPC's Western European systems and new-build for developing systems.

ASIA/PACIFIC. Austar United's depreciation and amortization expense increased $5.5 million, or 22.4%, from $24.5 million for the three months ended March 31, 1999 to $30.0 million for the three months ended March 31, 2000, due to a larger fixed asset base from capital expenditures to meet subscriber growth.

LATIN AMERICA. The increase in the three months ended March 31, 2000 is due to consolidating the results of operations of VTR effective May 1, 1999.

GAIN ON ISSUANCE OF COMMON EQUITY SECURITIES BY SUBSIDIARIES. In February 1999, UPC successfully completed an initial public offering selling 133.8 million shares on the Amsterdam Stock Exchange and Nasdaq, raising gross and net proceeds at euro9.67 ($10.93) per share of euro1,294.6 ($1,463.0) million and euro1,207.1 ($1,364.1) million, respectively. Concurrent with the offering, a subsidiary of DIC exercised its option and acquired approximately 4.7 million ordinary shares of UPC, resulting in proceeds to UPC of $45.0 million. Based on the carrying value of our investment in UPC as of February 11, 1999, we recognized a gain of $825.2 million from the resulting step-up in the carrying amount of our investment in UPC, in accordance with SAB 51.

In connection with the acquisition of Intercomm France in February 2000, UPC issued shares worth euro20.2 ($20.0) million. Based on the carrying value of our investment in UPC as of February 23, 2000, we recognized a gain of $10.3 million from the resulting step-up in the carrying amount of our investment in UPC, in accordance with SAB 51.

In March 2000, Austar United successfully priced a second public offering selling 20.0 million shares on the Australian Stock Exchange, raising gross and net proceeds at A$8.50 ($5.20) per share of A$170.0 ($104.0) million and A$167.5 ($102.4) million, respectively. Based on the carrying value of our investment in Austar United as of March 29, 2000, we recognized a gain of $66.8 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51.

No deferred taxes were recorded related to these gains due to our intent on holding our investment in UPC and Austar United indefinitely.

INTEREST INCOME. Interest income increased $51.6 million during the three months ended March 31, 2000 compared to the amounts for the corresponding period in the prior year. The increase in the three months ended March 31, 2000 was due to higher cash balances related to the issuance of new debt and equity in late 1999.

INTEREST EXPENSE. Interest expense increased $159.0 million from $56.6 million during the three months ended March 31, 1999 to $215.6 million during the three months ended March 31, 2000. This increase was primarily due to the $4.1 billion of senior notes and senior discount notes issued by UPC from July 1999 through January 2000, as well as continued accretion of interest on our $1,375.0 million aggregate principal amount 1998 senior notes and our 1999 senior notes.

GAIN ON SALE OF INVESTMENT IN AFFILIATE. In March 1999, UPC sold its interest in Telekabel Hungary Programming, recognizing a gain of $7.5 million.

FOREIGN CURRENCY EXCHANGE (LOSS) GAIN. Foreign currency exchange loss increased $57.4 million from $5.5 million loss for the three months ended March 31, 1999 to $62.9 million loss for the three months ended March 31, 2000, primarily due to UPC, which has bonds and notes payable that are denominated in U.S. dollars.

MINORITY INTERESTS IN SUBSIDIARIES. The minority interests' share of losses increased $214.3 million from $12.8 million for the three months ended March 31, 1999 to $227.1 million for the three months ended March 31, 2000. The initial public offerings of UPC (February 1999) and Austar United (July 1999) and other share issuances have reduced our ownership from 100% and 98.0% as of December 31, 1998 to 53.0% and 72.3% as of March 31, 2000 for UPC and Austar United, respectively. For accounting purposes we continue to consolidate 100% of the results of operations of UPC and Austar United, then deduct the minority interests' share of income (loss) before arriving at net income (loss). Of the total increase for the three months ended March 31, 2000, $204.5 million related to UPC and $9.6 million related to Austar United.

SHARE IN RESULTS OF AFFILIATES. Our share in results of affiliates totaled $22.3 million and $20.6 million for the three months ended March 31, 2000 and 1999, respectively, as follows:

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                   2000             1999
                                                                                 ---------        ---------
                                                                                       (In thousands)
Europe:
  A2000 (1)...................................................................   $      -         $ (5,089)
  UTH (2).....................................................................          -           (2,757)
  Tevel.......................................................................     (6,381)          (2,098)
  Melita......................................................................       (264)               5
  Monor.......................................................................          -             (153)
  Iberian Programming.........................................................        622                -
  SBS.........................................................................     (7,002)               -
  PrimaCom....................................................................     (5,752)               -
  Other.......................................................................     (2,188)            (243)
                                                                                 ---------        --------
                                                                                  (20,965)         (10,335)
                                                                                 ---------        --------
Asia/Pacific:
  Saturn (3)..................................................................          -           (1,948)
  XYZ Entertainment...........................................................       (615)          (3,186)
  Pilipino Cable Corporation..................................................         12             (181)
  Hunan International TV......................................................         94             (129)
  Other.......................................................................         34                -
                                                                                 --------         --------
                                                                                     (475)          (5,444)
                                                                                 --------         --------
Latin America:
  VTR (4).....................................................................          -           (2,973)
  Megapo......................................................................        (60)             157
  MGM Networks LA.............................................................       (849)          (2,038)
  Jundiai.....................................................................         90               71
                                                                                 --------         --------
                                                                                     (819)          (4,783)
                                                                                 --------         --------
Total share in results of affiliates..........................................   $(22,259)        $(20,562)
                                                                                 ========         ========

(1) Effective September 1, 1999, we increased our ownership interest in A2000 from 50.0% to 100% and began consolidating its results of operations.
(2) Effective February 1, 1999 we increased our ownership interest in UTH from 51.0% to 100% and began consolidating its results of operations.
(3) Effective January 1, 1998, we discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting due to certain minority shareholder's rights. Effective August 1, 1999, we increased our ownership interest in Saturn to 100% and began consolidating its results of operations.
(4) Effective May 1, 1999, we increased our ownership interest in VTR to 100% and began consolidating its results of operations.

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

                                                                                       For the Three
                                                                   Inception to        Months Ended
United (Parent Only)                                             December 31, 1999     March 31, 2000       Total
--------------------                                             -----------------     --------------    ------------
                                                                                        (In millions)
Financing Sources:
  Gross bond proceeds..........................................      $1,347.0            $      -          $1,347.0
  Gross equity proceeds........................................       1,686.7(1)              2.4           1,689.1
  Asset sales, dividends and note payments.....................         319.1                50.8             369.9
  Interest income and other....................................          95.0                21.4             116.4
                                                                     --------            --------          --------
       Total sources...........................................       3,447.8                74.6           3,522.4
                                                                     --------            --------          --------
Application of Funds:
  Investment in:
    UPC........................................................        (459.1)                  -            (459.1)
    UAP........................................................        (315.6)(1)               -            (315.6)
    ULA........................................................        (623.6)              (70.6)           (694.2)
    Other......................................................         (25.8)                  -             (25.8)
                                                                     --------            --------          --------
       Total...................................................      (1,424.1)              (70.6)         (1,494.7)
  Repayment of bonds...........................................        (532.1)(2)               -            (532.1)
  Offering costs...............................................        (102.2)                  -            (102.2)
  Corporate equipment and development..........................         (31.0)                  -             (31.0)
  Corporate overhead and other.................................        (122.6)               (5.6)           (128.2)
                                                                     --------            --------          --------
       Total uses..............................................      (2,212.0)              (76.2)         (2,288.2)
                                                                     --------            --------          --------

  Period change in cash........................................       1,235.8                (1.6)          1,234.2
  Cash, beginning of period....................................             -             1,235.8                 -
                                                                     --------            --------          --------
  Cash, end of period..........................................      $1,235.8            $1,234.2           1,234.2
                                                                     ========            ========          --------

United's Subsidiaries
---------------------
Cash, end of period:
  UPC............................................................                                             707.8
  UAP............................................................                                             240.9
  ULA............................................................                                               2.6
  Other..................................... .................                                                  1.4
                                                                                                           --------
       Total United's subsidiaries............................                                                952.7
                                                                                                           --------
       Total consolidated cash, cash equivalents, restricted cash
         and short-term liquid investments.....................                                            $2,186.9
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

UNITED PARENT. We had $1,234.2 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of March 31, 2000. Additional sources of cash through 2000 may include the raising of additional private or public debt and/or equity and/or the receipt of sales proceeds from the disposition of non-strategic assets by certain subsidiaries. Uses of cash in the next year will include continued funding to the Latin America region to meet the existing growth plans of our systems in that region and corporate overhead. We do not expect to contribute additional capital to UPC and Austar United for their ongoing operating or development requirements, as they will finance their operating systems and development opportunities with their operating cash flow and debt and equity financings. We estimate approximately $141.8 million of United Parent funding will be required by systems in the Latin America region during 2000. We believe that our existing capital resources will enable us to assist in satisfying the operating and development requirements of our other subsidiaries and to cover corporate overhead for the remainder of the year. To the extent we pursue new acquisitions or development opportunities, we will need to raise additional capital or seek strategic partners. Because we do not currently generate positive operating cash flow, our ability to repay our long-term obligations will be dependent on developing one or more additional sources of cash.

UPC. UPC had $707.8 million in cash, cash equivalents, restricted cash and short-term liquid investments on hand as of March 31, 2000. In January 2000, UPC completed a $1.6 billion bond offering consisting of $600.0 million and euro200.0 million of ten-year 11.25% Senior Notes due 2010, $300.0 million of ten-year 11.5% Senior Notes due 2010 and $1.0 billion aggregate principal amount of ten-year 13.75% Senior Discount Notes due 2010. The Senior Discount Notes were sold at 51.2% of the face amount yielding gross proceeds of $512.2 million and will accrue but not pay interest until 2005. In March 2000, UPC closed a euro2.0 ($1.9) billion stand-by revolving bank facility with one of its core banks. When drawn, the facility will bear interest at EURIBOR + 5.0%. Proceeds from these debt offerings and UPC's existing facilities are expected to be used primarily for acquisitions, capital expenditures and other costs associated with UPC's network upgrade and the continued development of UPC's telephone and Internet/data services businesses. UPC may need to raise additional capital in the future to the extent UPC pursues additional acquisitions or development opportunities or if cash flow from operations is insufficient to satisfy UPC's liquidity requirements.

UAP. UAP had $240.9 million of cash, cash equivalents and short-term liquid investments on hand as of March 31, 2000. On March 29, 2000, Austar United successfully priced a second public offering selling 20.0 million shares on the Australian Stock Exchange, raising gross and net proceeds at A$8.50 ($5.20) per share of A$170.0 ($104.0) million and A$167.5 ($102.4) million, respectively. These proceeds, which were received in April, in addition to borrowing capacity on the New Austar Bank Facility and Saturn Bank Facility, will be used to expand Austar United's customer base, complete the build-out of its network and introduce new services such as telephone and Internet/data.

ULA . ULA had $2.6 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of March 31, 2000. ULA's systems, which are at various stages of construction and development, will generally depend on funding from us and project financing to meet their growth needs. ULA's Chilean system, VTR, has capacity for borrowing under the VTR Bank Facility as of March 31, 2000. With this facility and positive operating cash flow, the business needs an additional $90.1 million from us through 2000 to continue to grow its telephone business. ULA anticipates continued nominal funding from us for Latin America programming and projects in Brazil, Mexico and Peru. To the extent ULA pursues additional acquisitions or development opportunities, ULA will need to raise additional capital or seek strategic partners.

STATEMENTS OF CASH FLOWS

We had cash and cash equivalents of $1,581.4 million as of March 31, 2000, a decrease of $344.5 million from $1,925.9 million as of December 31, 1999. Cash and cash equivalents of $607.5 million as of March 31, 1999 represented an increase of $571.9 million from $35.6 million as of December 31, 1998.

                                                                                        For the Three Months Ended
                                                                                                  March 31,
                                                                                        ---------------------------
                                                                                           2000             1999
                                                                                        -----------      ----------
                                                                                               (In thousands)
     Cash flows from operating activities.............................................  $  (40,035)       $  8,388
     Cash flows from investing activities.............................................  (1,919,647)       (369,032)
     Cash flows from financing activities.............................................   1,717,436         958,352
     Effect of exchange rates on cash.................................................    (102,297)        (25,826)
                                                                                        ----------        --------
     Net increase in cash and cash equivalents........................................    (344,543)        571,882
     Cash and cash equivalents at beginning of period.................................   1,925,915          35,608
                                                                                        ----------        --------
     Cash and cash equivalents at end of period.......................................  $1,581,372        $607,490
                                                                                        ==========        ========

THREE MONTHS ENDED MARCH 31, 2000

Principal sources of cash during the three months ended March 31, 2000 included $1,612.2 million in proceeds from the issuance of senior notes and senior discount notes by UPC, $423.9 million of borrowings on various subsidiary facilities, $6.5 million from the exercise of stock options and $48.9 million from affiliate dividends and other investing and financing sources.

Principal uses of cash during the three months ended March 31, 2000 included $1,006.0 million for the acquisition of the K&T Group in The Netherlands, $335.4 million for other acquisitions, $300.6 million of capital expenditures for system upgrade and new-build activities, $293.8 million for repayments of debt, $160.6 million for an additional investment in SBS, $144.1 million of other investments in affiliates, $102.3 million negative exchange rate effect on cash, $31.4 million for deferred financing costs, $21.9 million of net cash invested in short-term liquid investments and $39.9 million for operating activities and other investing and financing uses.

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

                                                                                    Amount Outstanding
                                                                                   as of March 31, 2000
                                                                                   --------------------
                                                                                      (In thousands)
     U.S. Dollar Denominated Facilities:
       Stjarn Seller's Note due 2000 (1)...........................................    $  100,000
       UPC 12.5% Senior Discount Notes due 2009 (1)................................       434,443
       UPC 13.375% Senior Discount Notes due 2009..................................       263,939
       UPC 13.75% Senior Discount Notes due 2010 (1)...............................       525,754
       UPC 11.25% Senior Notes due 2010 (1)........................................       595,115
       @Entertainment  Senior Discount Notes (1)...................................       270,932
       UPC DIC Loan (1)............................................................        42,108
       VTR Bank Facility (2).......................................................       176,000
       Intercompany Loan to VTR (2)................................................       125,000
                                                                                       ----------
                                                                                       $2,533,291
                                                                                       ==========

-----------------
(1) Functional currency is Euros.
(2) Functional currency is Chilean Pesos.

Occasionally we will execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. In connection with UPC's offering of senior notes in July 1999, October 1999 and January 2000, UPC entered into cross-currency swap agreements, exchanging dollar-denominated notes into Euro denominated notes.

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                               As of March 31, 2000                           Expected payment as of December 31,
                              -----------------------   ----------------------------------------------------------------------------
                              Book Value   Fair Value     2000       2001       2002      2003      2004     Thereafter    Total
                              ----------   ----------   ---------  ---------  --------  --------  ---------  ---------- ------------
                                                                        (U.S. dollars, in thousands, except interest rates)
Fixed rate United USD
  1998 Notes................. $1,017,868    $ 952,188   $      -   $    -     $      -   $     -   $      -  $1,017,868  $1,017,868
     Average interest rate...      10.75%       11.79%
Fixed rate United USD
 1999 Notes.................. $  230,419    $ 218,082   $      -   $    -     $      -   $     -   $      -  $  230,419  $  230,419
     Average interest rate...     10.875%      12.29%
Fixed rate UPC USD
 Senior Notes due 2009 ...... $  725,689    $ 738,838   $      -   $    -     $      -   $     -   $      -  $  725,689  $  725,689
     Average interest rate...     10.875%      12.14%
Fixed rate UPC Euro
 Senior Notes due 2009....... $  288,462    $ 272,596   $      -   $    -     $      -   $     -   $      -  $  288,462  $  288,462
     Average interest rate...     10.875%      11.86%
Fixed rate UPC USD Senior
 Discount Notes due 2009..... $  434,443    $ 363,860   $      -   $    -     $      -   $     -   $      -  $  434,443  $  434,443
     Average interest rate...      12.50%       14.85%
Fixed rate UPC USD
 Senior Notes due 2007....... $  183,325    $ 193,039   $      -   $    -     $      -   $     -   $      -  $  183,325  $  183,325
     Average interest rate...     10.875%      11.68%
Fixed rate UPC Euro
 Senior Notes due 2007....... $   96,154     $ 93,269   $      -   $    -     $      -   $     -   $      -  $   96,154  $   96,154
     Average interest rate...     10.875%      11.48%
Fixed rate UPC USD
 Senior Notes due 2009....... $  229,209    $ 236,903   $      -   $    -     $      -   $     -   $      -  $  229,209  $  229,209
     Average interest rate...      11.25%       12.33%
Fixed rate UPC Euro
 Senior Notes due 2009....... $   96,429     $ 93,474   $      -   $    -     $      -   $     -   $      -  $   96,429  $   96,429
     Average interest rate...      11.25%       11.91%
Fixed rate UPC USD Senior
 Discount Notes due 2009..... $  263,939    $ 234,242   $      -   $    -     $      -   $     -   $      -  $  263,939  $  263,939
     Average interest rate...     13.375%      14.93%
Fixed rate UPC Euro Senior
 Discount Notes due 2009..... $  101,490     $ 96,418   $      -   $    -     $      -   $     -   $      -  $  101,490  $  101,490
     Average interest rate...     13.375%      14.04%
Fixed rate UPC USD
 Senior Notes due 2010....... $  595,115    $ 573,055   $      -   $    -     $      -   $     -   $      -  $  595,115  $  595,115
     Average interest rate...      11.25%       12.03%
Fixed rate UPC Euro
 Senior Notes due 2010....... $  190,897    $ 195,019   $      -   $    -     $      -   $     -   $      -  $  190,897  $  190,897
     Average interest rate...      11.25%       11.68%
Fixed rate UPC USD
 Senior Notes due 2010....... $  283,427    $ 286,528   $      -   $    -     $      -   $     -   $      -  $  283,427  $  283,427
     Average interest rate...      11.50%       12.29%
Fixed rate UPC USD Senior
 Discount Notes due 2010..... $  525,754   $  490,047   $      -   $    -     $      -   $     -   $      -  $  525,754  $  525,754
     Average interest rate...      13.75%       14.65%

                               As of March 31, 2000                           Expected payment as of December 31,
                              -----------------------   ----------------------------------------------------------------------------
                              Book Value   Fair Value     2000       2001       2002      2003      2004     Thereafter    Total
                              ----------   ----------   ---------  ---------  --------  --------  ---------  ---------- ------------
                                                                        (U.S. dollars, in thousands, except interest rates)
Fixed rate United
 USD A/P Notes............... $  421,895   $  452,205   $      -   $    -     $      -   $     -   $      -  $  421,895  $  421,895
    Average interest rate....      14.00%       12.13%
Variable rate UPC
 NLG Senior Credit
 Facility.................... $  469,781   $  469,781   $      -   $    -     $ 42,141   $74,919   $ 93,648  $  259,073  $  469,781
    Average interest rate....       6.31%        6.31%
Variable rate Telekabel
 Euro Facility............... $  249,091   $  249,091   $ 32,507   $    -     $ 12,260   $24,519   $ 49,038  $  130,767  $  249,091
    Average interest rate....       5.50%        5.50%
Variable rate A2000
 NLG Facilities.............. $  222,527   $  222,527   $222,527   $    -     $      -   $     -   $      -  $        -  $  222,527
    Average interest rate....       4.80%        4.80%
Variable rate CNBH
 NLG Facility................ $  115,883   $  115,883   $      -   $3,462     $  8,077   $15,000   $ 20,769  $   68,575  $  115,883
    Average interest rate....       5.00%        5.00%
Variable rate Rhone
 Vision Cable FFR
 Credit Facility............. $   58,615   $   58,615   $ 58,615   $    -     $      -   $     -   $      -  $        -   $  58,615
    Average interest rate....        4.4%         4.4%
Variable rate RCF
 FFR Facility................ $   30,427   $   30,427   $ 30,427   $    -     $      -   $     -   $      -  $        -   $  30,427
    Average interest rate....        4.9%         4.9%
Fixed rate UPC
 USD DIC Loan................ $   42,108   $   42,108   $ 42,108   $    -     $      -   $     -   $      -  $        -   $  42,108
    Average interest rate....       8.00%        8.00%
Variable rate
 Mediareseaux FFR
 Facility.................... $   51,268   $   51,268   $ 51,268   $    -     $      -   $     -   $      -  $        -   $  51,268
    Average interest rate....       5.42%        5.42%
Variable rate Videopole
 FFR Facility................ $    7,327   $    7,327   $  7,327   $    -     $      -   $     -   $      -  $        -  $    7,327
    Average interest rate....        4.8%         4.8%
Stjarn Seller's Note......... $  100,000   $  100,000   $100,000   $    -     $      -   $     -   $      -  $        -  $  100,000
    Average interest rate....        8.0%         8.0%
Variable rate VTR
 USD Bank Facility........... $  176,000   $  176,000   $      -   $    -     $176,000   $     -   $      -  $        -  $  176,000
    Average interest rate....      11.41%       11.41%
Variable rate Austar
 A$ New Austar Bank
 Facility.................... $  201,530   $  201,530   $      -   $    -     $  7,054   $93,330   $ 89,319  $   11,827  $  201,530
    Average interest rate....        7.9%         7.9%
Variable rate Saturn
 NZ$ Saturn Bank Facility.... $   56,943   $   56,943   $      -   $  569     $  4,555   $ 8,200   $ 11,389  $   32,230  $   56,943
    Average interest rate....        7.4%         7.4%
Fixed rate @Entertainment
 Senior Discount Notes....... $  270,932   $  270,932   $      -   $    -     $      -   $16,226   $      - $   254,706  $  270,932
    Average interest rate.... 7.0%-14.50%  7.0%-14.50%
                              ----------   ----------   --------   ------     --------   --------  --------  ----------  ----------
                              $7,736,947   $7,542,195   $544,779   $4,031     $250,087   $232,194  $264,163  $6,441,693  $7,736,947
                              ==========   ==========   ========   ======     ========   ========  ========  ==========  ==========

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

On April 29, 2000, the 10th Circuit Court of Appeals affirmed the 1997 jury verdicts in favor of the Company in its lawsuit against The Wharf Holdings (Ltd.), its wholly-owned subsidiary, Wharf Communications Limited, and Wharf Holding's deputy chairman, Stephen Ng. The Company was awarded $67.0 million in compensatory damages for its claims of fraud, breach of fiduciary duty, breach of contract and negligent misrepresentation, and $58.5 million in punitive damages. The Court also awarded prejudgment interest of $28.2 million. The judgments, with accrued interest, total over $186.0 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)     Exhibits

        10.1 Amendment Agreement, dated as of April 11, 2000, by and between UPC and SBS Broadcasting S.A. (1)
        10.2 Memorandum of Understanding between chello broadband N.V. and VTR.
        27.1   Financial Data Schedule

        -------------------

       (1) Incorporated by reference from UPC's Form 8-K dated April 11, 2000 (File No. 000-25365)

(b)     Reports on Form 8-K filed during the quarter

        Date of Filing        Date of Event          Item Reported
        --------------        -------------          -------------
        January 11, 2000      December 30, 1999      Item 5 - Corrected Certificate of Designation
                                                     for the 7.0% Series D Senior Cumulative
                                                     Convertible Preferred Stock and a Corrected
                                                     Certificate of Designation for the 7.0% Series
                                                     C Senior Cumulative Preferred Stock.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2000.

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