Form 10-Q
period 2000-06-30
UNITEDGLOBALCOM INC
filed 2000-08-14
CIK 887949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2000

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



The number of shares outstanding of the Registrant's common stock as of August 4, 2000 was:

Class A Common Stock -- 77,113,103  shares
Class B Common Stock -- 19,221,940 shares

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
                                              ------------------------------
Item 1   - Financial Statements
------

     Condensed Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999..................     3

     Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2000
         and 1999 (Unaudited).....................................................................................     4

     Condensed Consolidated Statement of Stockholders' Equity for the Six Months Ended June 30, 2000
         (Unaudited)..............................................................................................     5

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999
         (Unaudited)..............................................................................................     7

     Notes to Condensed Consolidated Financial Statements (Unaudited).............................................     9

Item 2   - Management's Discussion and Analysis of Financial Condition and Results of Operations..................    24
------

Item 3   - Quantitative and Qualitative Disclosures about Market Risk.............................................    39
------



                                             PART II - OTHER INFORMATION
                                             ---------------------------

Item 4   - Submission of Matters to a Vote of Security Holders....................................................    43
------

Item 6   - Exhibits and Reports on Form 8-K.......................................................................    43
------

                                                       UnitedGlobalCom, Inc.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Stated in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                                                            As of          As of
                                                                                                           June 30,     December 31,
                                                                                                            2000           1999
ASSETS                                                                                                  -------------   ------------
Current assets
  Cash and cash equivalents..........................................................................    $   969,367     $1,925,915
  Restricted cash....................................................................................         17,322         18,217
  Short-term liquid investments......................................................................      1,092,114        629,689
  Subscriber receivables, net of allowance for doubtful accounts of $42,611 and $27,808,
    respectively.....................................................................................        108,601         83,388
  Costs to be reimbursed by affiliated companies, net................................................         10,730         13,430
  Other receivables, including related party receivables of $1,810 and $1,680, respectively..........        137,028        131,622
  Inventory..........................................................................................        128,707         82,995
  Deferred taxes.....................................................................................          3,021          2,119
  Other current assets, net..........................................................................        140,261         98,891
                                                                                                         -----------     ----------
       Total current assets..........................................................................      2,607,151      2,986,266
Investments in affiliates, accounted for under the equity method, net................................        863,938        309,509
Marketable equity securities and other investments...................................................         97,131        235,917
Property, plant and equipment, net of accumulated depreciation of $683,332 and $482,524,
  respectively.......................................................................................      2,883,063      2,379,837
Goodwill and other intangible assets, net of accumulated amortization of $292,694 and $170,133,
  respectively.......................................................................................      3,872,903      2,944,802
Deferred financing costs, net of accumulated amortization of $27,998 and $17,062, respectively.......        168,198        130,704
Deferred taxes.......................................................................................          9,519          3,698
Other assets, net....................................................................................         29,237         12,120
                                                                                                         -----------     ----------
       Total assets..................................................................................    $10,531,140     $9,002,853
                                                                                                         ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable, including related party payables of $736 and $390, respectively..................    $   339,537     $  306,760
  Accrued liabilities................................................................................        456,943        324,431
  Subscriber prepayments and deposits................................................................         78,564         41,466
  Short-term debt....................................................................................        713,953        173,296
  Current portion of other long-term debt............................................................         12,574         52,180
  Other current liabilities..........................................................................          6,137         10,567
                                                                                                         -----------     ----------
       Total current liabilities.....................................................................      1,607,708        908,700
Senior discount notes and senior notes...............................................................      6,038,668      4,385,004
Other long-term debt.................................................................................      1,525,616      1,604,451
Deferred compensation................................................................................         74,258         54,825
Deferred taxes.......................................................................................         18,046         17,074
Other long-term liabilities..........................................................................         29,124         23,603
                                                                                                         -----------     ----------
       Total liabilities.............................................................................      9,293,420      6,993,657
                                                                                                         -----------     ----------
Minority interests in subsidiaries...................................................................        574,961        867,970
                                                                                                         -----------     ----------
Series B Convertible  Preferred Stock,  3,000,000 shares  authorized,  stated at
 liquidation value, 114,123 and 116,185 shares issued and outstanding, respectively..................         27,309         26,920
                                                                                                         -----------     ----------
Stockholders' equity:
  Class A Common Stock, $0.01 par value, 210,000,000 shares authorized, 82,644,618 and
    81,574,815 shares issued and outstanding, respectively...........................................            827            816
  Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 19,221,940 and
    19,323,940 shares issued and outstanding, respectively...........................................            192            193
  Series C Convertible Preferred Stock, 425,000 shares authorized, issued and outstanding............        425,000        410,125
  Series D Convertible Preferred Stock, 287,500 shares authorized, issued and outstanding............        278,835        268,773
  Additional paid-in capital.........................................................................      1,563,191      1,416,635
  Deferred compensation..............................................................................       (178,413)      (119,996)
  Treasury stock, at cost, 5,569,240 shares of Class A Common Stock..................................        (29,061)       (29,061)
  Accumulated deficit................................................................................     (1,177,782)      (621,941)
  Other cumulative comprehensive loss................................................................       (247,339)      (211,238)
                                                                                                         -----------     ----------
       Total stockholders' equity....................................................................        635,450      1,114,306
                                                                                                         -----------     ----------
       Total liabilities and stockholders' equity....................................................    $10,531,140     $9,002,853
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

                                                       UnitedGlobalCom, Inc.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Stated in thousands, except share and per share amounts)
                                                            (Unaudited)

                                                                                     For the                        For the
                                                                                Three Months Ended              Six Months Ended
                                                                                     June 30,                       June 30,
                                                                            ---------------------------    -------------------------
                                                                               2000             1999          2000           1999
                                                                            ----------       ----------    ----------     ----------
Revenue.................................................................   $  303,201        $  145,996    $  584,407    $  253,914
System operating expense................................................     (189,174)          (75,747)     (378,702)     (130,912)
System selling, general and administrative expense......................     (186,284)          (58,170)     (329,865)      (99,760)
Corporate general and administrative income (expense)...................       63,556           (58,974)       (9,027)      (85,056)
Depreciation and amortization...........................................     (186,679)          (75,679)     (358,777)     (133,077)
                                                                           ----------        ----------    ----------    ----------
     Operating loss.....................................................     (195,380)         (122,574)     (491,964)     (194,891)

(Loss) gain on issuance of common equity securities by subsidiaries.....       (3,463)           (3,129)       73,646       822,067
Interest income, including related party income of $140, $140, $280 and
  $278, respectively....................................................       14,220             5,497        69,722         9,407
Interest expense........................................................     (201,910)          (61,834)     (417,491)     (118,457)
Gain on sale of investments in affiliates...............................            -                 -             -         7,456
Foreign currency exchange loss, net.....................................      (61,224)          (14,715)     (124,110)      (20,205)
Other income (expense), net.............................................        2,888            (1,362)       (5,124)       (7,149)
                                                                           ----------        ----------    ----------    ----------
     (Loss) income before other items...................................     (444,869)         (198,117)     (895,321)      498,228

Income tax benefit, net.................................................        2,117               493         2,781           305
Minority interests in subsidiaries......................................      174,468            62,182       401,577        74,938
Share in results of affiliates, net.....................................      (17,682)          (11,046)      (39,941)      (31,608)
                                                                           ----------        ----------    ----------    ----------
     Net (loss) income..................................................   $ (285,966)       $ (146,488)   $ (530,904)   $  541,863
                                                                           ==========        ==========    ==========    ==========

Foreign currency translation adjustments................................   $  (42,599)       $  (23,672)   $  (65,748)   $  (86,569)
Unrealized holding gains arising during period..........................       29,631               563        29,647           466
                                                                           ----------        ----------    ----------    ----------
     Comprehensive (loss) income........................................   $ (298,934)       $ (169,597)   $ (567,005)   $  455,760
                                                                           ==========        ==========    ==========    ==========

Basic net (loss) income attributable to common shareholders.............   $ (298,871)       $ (147,039)   $ (556,716)   $  540,659
                                                                           ==========        ==========    ==========    ==========
Diluted net (loss) income attributable to common shareholders...........   $ (298,871)       $ (147,039)   $ (556,716)   $  541,863
                                                                           ==========        ==========    ==========    ==========
Net (loss) income per common share:
     Basic net (loss) income............................................   $    (3.12)       $    (1.82)   $    (5.82)   $     6.80
                                                                           ==========        ==========    ==========    ==========
     Diluted net (loss) income..........................................   $    (3.12)       $    (1.82)   $    (5.82)   $     6.11
                                                                           ==========        ==========    ==========    ==========
Weighted-average number of common shares outstanding:
     Basic..............................................................   95,939,285        80,976,454    95,734,422    79,464,553
                                                                          ===========        ==========    ==========    ==========
     Diluted............................................................   95,939,285        80,976,454    95,734,422    88,672,220
                                                                          ===========        ==========    ==========    ==========


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

                                                       UnitedGlobalCom, Inc.
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (Stated in thousands, except share amounts)
                                                            (Unaudited)

                                       Class A           Class B          Series C          Series D
                                     Common Stock     Common Stock    Preferred Stock    Preferred Stock    Additional
                                   ---------------- ---------------- ------------------ ------------------   Paid-In     Deferred
                                    Shares   Amount  Shares   Amount   Shares   Amount    Shares   Amount    Capital   Compensation
                                   --------- ------ --------- ------ --------- -------- --------- --------  ---------- ------------
Balances, December 31, 1999...... 81,574,815  $816  19,323,940 $193   425,000  $410,125  287,500  $268,773  $1,416,635  $(119,996)

Exchange of Class B Common Stock
 for Class A Common Stock........    102,000     1    (102,000) (1)         -         -        -         -           -          -

Issuance of Class A Common Stock
 in connection with Company's
 stock option plans..............    922,036     9           -    -         -         -        -         -       5,497          -

Exchange of Series B
 Convertible Preferred Stock
 for Class A Common Stock........     45,767     1           -    -         -         -        -         -         486          -

Accrual of dividends on
 Series B, C and D
 Convertible Preferred Stock.....          -     -           -    -         -    14,875        -    10,062        (875)         -

Equity transactions of
 subsidiaries....................          -     -           -    -         -         -        -         -     141,448    (54,023)

Amortization of deferred
 compensation....................          -     -           -    -         -         -        -         -           -     (4,394)

Net loss.........................          -     -           -    -         -         -        -         -           -          -

Change in cumulative
 translation adjustments.........          -     -           -    -         -         -        -         -           -          -

Change in unrealized gain
 on available-for-sale
 securites.......................          -     -           -    -         -         -        -         -           -          -
                                  ----------  ----  ---------- ----   -------  --------  -------   --------  ---------- ---------

Balances, June 30, 2000.......... 82,644,618  $827  19,221,940 $192   425,000  $425,000  287,500   $278,835  $1,563,191 $(178,413)
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

                                                                 5

                                     UnitedGlobalCom, Inc.
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
                          (Stated in thousands, except share amounts)
                                          (Unaudited)

                                     Treasury Stock                     Cumulative
                                  -------------------   Accumulated   Comprehensive
                                    Shares    Amount      Deficit         Loss         Total
                                  --------- ---------   -----------   -------------  ----------
Balances, December 31, 1999...... 5,569,240 $(29,061)   $  (621,941)   $(211,238)    $1,114,306

Exchange of Class B Common Stock
 for Class A Common Stock........         -        -              -            -              -

Issuance of Class A Common Stock
 in connection with Company's
 stock option plans..............         -        -              -            -          5,506

Exchange of Series B
 Convertible Preferred Stock
 for Class A Common Stock........         -        -              -            -            487

Accrual of dividends on
 Series B, C and D
 Convertible Preferred Stock.....         -        -        (24,937)           -           (875)

Equity transactions of
 subsidiaries....................         -        -              -            -         87,425

Amortization of deferred
 compensation....................         -        -              -            -         (4,394)

Net loss.........................         -        -       (530,904)           -       (530,904)

Change in cumulative
 translation adjustments.........         -        -              -      (65,748)       (65,748)

Change in unrealized gain
 on available-for-sale
 securites.......................         -        -              -       29,647         29,647
                                  --------- --------    -----------    ---------     ----------
Balances, June 30, 2000.......... 5,569,240 $(29,061)   $(1,177,782)   $(247,339)    $  635,450
                                  ========= ========    ===========    =========     ==========


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

                                                       UnitedGlobalCom, Inc.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Stated in thousands)
                                                            (Unaudited)

                                                                                                     For the Six Months Ended
                                                                                                              June 30,
                                                                                                    ---------------------------
                                                                                                       2000             1999
                                                                                                    -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...............................................................................    $  (530,904)     $  541,863
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
  Gain on issuance of common equity securities by subsidiaries..................................        (73,646)       (822,067)
  Share in results of affiliates, net...........................................................         36,059          25,987
  Minority interests in subsidiaries............................................................       (401,577)        (74,938)
  Exchange rate differences in loans............................................................        113,891          18,365
  Depreciation and amortization.................................................................        358,777         133,077
  Accretion of interest on senior notes and amortization of deferred financing costs............        213,284          86,754
  Stock-based compensation expense..............................................................           (686)         66,351
  Gain on sale of investments in affiliates.....................................................              -          (7,456)
  Increase in receivables, net..................................................................        (87,934)        (25,315)
  Increase in other assets......................................................................        (74,999)        (17,458)
  Increase in accounts payable, accrued liabilities and other...................................        221,730          21,641
                                                                                                    -----------      ----------
       Net cash flows from operating activities.................................................       (226,005)        (53,196)
                                                                                                    -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments.......................................................     (1,978,560)        (67,288)
Proceeds from sale of short-term liquid investments.............................................      1,447,864          67,756
Restricted cash (deposited) released, net.......................................................             (7)          3,429
Investments in affiliates and other investments.................................................       (321,266)        (37,815)
Proceeds from sale of investments in affiliated companies.......................................              -          18,000
New acquisitions, net of cash acquired..........................................................     (1,358,219)       (682,081)
Capital expenditures............................................................................       (633,566)       (220,280)
Other...........................................................................................         35,915         (22,761)
                                                                                                    -----------      ----------
       Net cash flows from investing activities.................................................     (2,807,839)       (941,040)
                                                                                                    -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock by subsidiaries........................................................        102,403       1,409,133
Issuance of common stock in connection with Company's and subsidiary's stock option plans.......         10,613          22,472
Issuance of common stock in connection with exercise of warrants................................              -          14,411
Proceeds from offering of senior notes and senior discount notes................................      1,612,200         208,939
Retirement of existing senior notes.............................................................              -            (265)
Proceeds from short-term and long-term borrowings...............................................        940,120         555,945
Deferred financing costs........................................................................        (56,276)        (20,236)
Repayments of short-term and long-term borrowings...............................................       (416,114)       (911,728)
Payment of sellers note.........................................................................              -         (18,000)
                                                                                                    -----------      ----------
       Net cash flows from financing activities.................................................      2,192,946       1,260,671
                                                                                                    -----------      ----------

EFFECT OF EXCHANGE RATES ON CASH................................................................       (115,650)        (49,936)
                                                                                                    -----------      ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................................       (956,548)        216,499
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................................      1,925,915          35,608
                                                                                                    -----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................................    $   969,367      $  252,107
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

                                                       UnitedGlobalCom, Inc.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                       (Stated in thousands)
                                                            (Unaudited)

                                                                                                     For the Six Months Ended
                                                                                                              June 30,
                                                                                                    ---------------------------
                                                                                                       2000             1999
                                                                                                    -----------      ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest........................................................................    $   126,097      $   44,939
                                                                                                    ===========      ==========
  Cash received for interest....................................................................    $    70,866      $    8,822
                                                                                                    ===========      ==========
Acquisition of K&T Group:
  Property, plant and equipment..................................................................   $  (227,845)     $        -
  Investments in affiliated companies............................................................        (8,430)              -
  Goodwill.......................................................................................      (786,436)              -
  Long-term liabilities..........................................................................       225,439               -
  Net current liabilities........................................................................         8,129               -
  Receivables acquired...........................................................................      (216,904)              -
                                                                                                    -----------      ----------
       Net cash paid.............................................................................   $(1,006,047)     $        -
                                                                                                    ===========      ==========

Acquisition of remaining 49.0% of Dutch joint venture:
  Property, plant and equipment..................................................................   $         -      $ (179,131)
  Investments in affiliated companies............................................................             -         (46,830)
  Goodwill.......................................................................................             -        (287,631)
  Long-term liabilities..........................................................................             -         242,536
  Net current liabilities........................................................................             -           5,384
                                                                                                    -----------      ----------
       Total cash paid...........................................................................             -        (265,672)
  Cash acquired..................................................................................             -          13,629
                                                                                                    -----------      ----------
       Net cash paid.............................................................................   $         -      $ (252,043)
                                                                                                    ===========      ==========

Acquisition of remaining interest in Chilean joint venture:
  Working capital................................................................................   $         -      $  (10,671)
  Property, plant and equipment..................................................................             -        (203,200)
  Goodwill and other intangible assets...........................................................             -        (242,131)
  Other long-term assets.........................................................................             -         (14,971)
  Elimination of equity investment in Chilean joint venture......................................             -          68,517
  Long-term liabilities..........................................................................             -         144,277
                                                                                                    -----------      ----------
       Total cash paid...........................................................................             -        (258,179)
  Cash acquired..................................................................................             -           5,498
                                                                                                    -----------      ----------
       Net cash paid.............................................................................   $         -      $ (252,681)
                                                                                                    ===========      ==========

Acquisition of 100% of Gelrevision:
  Property, plant and equipment..................................................................   $         -      $  (49,407)
  Goodwill.......................................................................................             -         (67,335)
  Net current liabilities........................................................................             -           2,682
  Long-term liabilities..........................................................................             -           4,236
                                                                                                    -----------      ----------
       Total cash paid...........................................................................             -        (109,824)
  Cash acquired..................................................................................             -             136
                                                                                                    -----------      ----------
       Net cash paid.............................................................................   $         -      $ (109,688)
                                                                                                    ===========      ==========

Other acquisitions:
  Property, plant and equipment..................................................................   $         -     $   (72,967)
  Goodwill.......................................................................................             -         (26,178)
  Net current assets.............................................................................             -          (8,808)
  Long-term liabilities..........................................................................             -          39,100
                                                                                                    -----------      ----------
       Total cash paid...........................................................................             -         (68,853)
  Cash acquired..................................................................................             -           1,184
                                                                                                    -----------      ----------
       Net cash paid.............................................................................   $         -      $  (67,669)
                                                                                                    ===========      ==========



                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 8

                              UnitedGlobalCom, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000
                                   (Unaudited)

1.   ORGANIZATION AND NATURE OF OPERATIONS

UnitedGlobalCom, Inc. (together with its majority-owned subsidiaries, the "Company" or "United") was formed as a Delaware corporation in May 1989, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephone operations outside the United States. The following chart presents a summary of the Company's significant investments in telecommunications as of June 30, 2000.

************************************************************************************************************************************
*                                                              United                                                              *
************************************************************************************************************************************
           100.0% *                                                            100.0% *
***************************************  *******************************************************************************************
*     United Europe, Inc. ("UEI")     *  *                    United International Properties, Inc. ("UIPI")                       *
***************************************  *******************************************************************************************
                  *                                                                   *
                  *                                           **********************************************
            53.0% *                                 100.0%    *                                            *  100.0%
***************************************  ********************************************* *********************************************
*  United Pan-Europe Communications   *  *  United Asia/Pacific Communications, Inc. * *        United Latin America, Inc.         *
*            N.V. ("UPC")             *  *                 ("UAP")*                  * *                 ("ULA")                   *
***************************************  ********************************************* *********************************************
                  *                                  72.3%    *                                             *
***************************************  ********************************************* *********************************************
*Austria:                             *  *   Austar United Communications Limited    * *Brazil:                                    *
* Telekabel Group              95.0%  *  *           ("Austar United")               * * TV Show Brasil                    100.0%  *
*Belgium:                             *  ********************************************* * Jundiai                            46.3%  *
* UPC Belgium                 100.0%  *                       *                        *Chile:                                     *
*Czech Republic:                      *                       *                        * VTR                               100.0%  *
* Kabel Net                   100.0%  *  ********************************************* *Mexico:                                    *
* Kabel Plus                   99.9%  *  * Australia:                                * * Megapo                             90.3%  *
*France:                              *  *  Austar                          100.0%   * *Peru:                                      *
* UPC France(1)                92.0%  *  *  Austar United Broadband         100.0%   * * Cable Star                        100.0%  *
*Germany:                             *  *  XYZ Entertainmnet                50.0%   * *Latin American Programming:                *
* PrimaCom                     25.1%  *  * New Zealand:                              * * MGM Networks LA                    50.0%  *
*Hungary:                             *  *  Telstra Saturn                   50.0%   * *********************************************
* UPC Magyarorszag            100.0%  *  *********************************************
* Monor                        98.7%  *
*Ireland:                             *  *********************************************
* Tara                         80.0%  *  * *Other UAP                                *
*Israel:                              *  *                                           *
* Tevel                        46.6%  *  * China:                                    *
*Malta:                               *  *  Hunan International TV            49.0%  *
* Melita                       50.0%  *  * Philippines:                              *
*The Netherlands:                     *  *  Pilipino Cable Corporation        19.6%  *
* UPC Netherland(2)           100.0%  *  *********************************************
*Norway:                              *
* UPC Norge                   100.0%  *
* El Tele Ostfold             100.0%  *
*Poland:                              *
* UPC Polska                  100.0%  *
*Romania:                             *
* UPC Romania           51.0%- 70.0%  *
*Slovak Republic:                     *
* UPC Solvak            95.0%-100.0%  *
*Spain/Portugal:                      *
* Iberian Programming          50.0%  *
* Munditelecom                 51.0%  *
*Sweden:                              *
* UPC Sweden                  100.0%  *
*United Kingdom:                      *
* Xtra Music                   41.0%  *
*Other Business Lines:                *
* SBS                          23.5%  *
* Priority Telecom            100.0%  *
* chello broadband            100.0%  *
* UPCtv                       100.0%  *
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

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those subsidiaries for which the Company did not consolidate the results of operations for the entire six months ended June 30, 2000 and/or June 30, 1999:

                                          Effective Date
Entity                                    of Consolidation                    Reason
------                                    ----------------                    ------
UPC Nederland(1)                          February 1, 1999                    Acquisition of remaining 49.0% interest in
                                                                                  United Telekabel Holding N.V. ("UTH"')
VTR                                       May 1, 1999                         Acquisition of remaining 66.0% interest
UPC Slovensko (Slovak Republic)           June 1, 1999                        Acquisition
GelreVision (The  Netherlands)            June 1, 1999                        Acquisition
Reseaux Cables de France   ("RCF"')       June 1, 1999                        Acquisition
Saturn (2)                                August 1, 1999                      Acquisition of remaining 35.0% interest
Stjarn (Sweden)                           August 1, 1999                      Acquisition
Videopole (France)                        August 1, 1999                      Acquisition
@Entertainment (UPC Polska)               August 1, 1999                      Acquisition
Time Warner Cable France                  September 1, 1999                   Acquisition
A2000 (The Netherlands)                   September 1, 1999                   Acquisition of remaining 50.0% interest
Kabel Plus                                October 1, 1999                     Acquisition
Monor                                     December 1, 1999                    Acquisition
Intercomm France Holding S.A.             March 1, 2000                       Acquisition of 92.0% interest
Tebecai                                   February 1,  2000                   Acquisition
El Tele Ostfold and Vestfold              March 1, 2000                       Acquisition
K&T Group                                 March 31, 2000                      Acquisition

--------------------
(1) Prior to the acquisition date, the equity method of accounting was used because of certain minority shareholder's rights.
(2) Saturn was deconsolidated effective April 1, 2000 in connection with the formation of the 50/50 joint venture Telstra Saturn.

In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six months ended June 30, 2000 and 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

The economic lives of property, plant and equipment at acquisition are as follows:

     Cable distribution networks............................   3-20 years
     Subscriber premises equipment and converters...........   3-10 years
     MMDS/DTH distribution facilities.......................   5-20 years
     Office equipment, furniture and fixtures...............   3-10 years
     Buildings and leasehold improvements...................   3-33 years
     Other..................................................   3-10 years

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

DEFERRED FINANCING COSTS

Costs to obtain debt financings are capitalized and amortized over the life of the debt facility using the effective interest method.

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

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

STAFF ACCOUNTING BULLETIN NO. 51 ("SAB 51") ACCOUNTING POLICY

Gains realized as a result of stock sales by the Company's subsidiaries are recorded in the statement of operations, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method for the Company's stock option plans, which results in compensation expense for the difference between the grant price and the fair market value at each new measurement date. In addition to the Company's stock option plans, UPC, chello broadband, ULA, VTR and Austar United have also adopted stock-based compensation plans for their employees. With respect to these plans, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock. Subsequent decreases in the estimated fair value result in a credit to the statement of operations.

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

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair market value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for the Company's first quarter 2001. The Company is currently assessing the effect of this new standard.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101") which provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is required to determine the impact of SAB 101 no later than the end of the fourth quarter of fiscal 2000. Depending on the results of the evaluation, the implementation of SAB 101 may require the Company to restate its current year results to reflect any cumulative effect of a change in accounting principle as if SAB 101 had been implemented on January 1, 2000. The Company is currently reviewing SAB 101 to determine what impact, if any, the adoption of SAB 101 will have on its financial position or results of operations.

3.  ACQUISITIONS AND OTHER

AGREEMENT WITH LIBERTY MEDIA CORPORATION

In June 2000, the Company and Liberty Media Corporation ("Liberty") announced an agreement in which United will acquire certain of Liberty's international broadband distribution and programming assets in exchange for $200.0 million in cash and 75.3 million shares of United's Class B common stock. These shares represent a 38.0% economic and a 72.0% voting interest in United. The Liberty assets to be acquired by United include a 25.0% indirect economic interest in Telewest Communications, the second largest broadband communications provider in the United Kingdom. United will also acquire Liberty's Latin American broadband interests, including a 28.0% interest in Cablevision S.A. of Argentina; 49.0% of Liberty Cablevision of Puerto Rico; 41.0% of Grupo Portatel, a wireless broadband service provider in Mexico; and 43.0% of Digital Latin America. The transaction is subject to certain regulatory, shareholder and third party approvals and is expected to close in the fourth quarter of 2000. Upon closing Liberty will be bound by certain voting and standstill agreements with the Company and certain of its controlling shareholders.

SATURN TELSTRA JOINT VENTURE

On April 6, 2000, Saturn merged with Telstra New Zealand Limited, a wholly-owned subsidiary of Telstra Corporation Limited, to form Telstra Saturn. Telstra Saturn offers video, voice and data services to New Zealand's business and residential markets.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   INVESTMENTS IN AFFILIATES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                     As of June 30, 2000
                                    --------------------------------------------------------------------------------
                                                                           Cumulative       Cumulative
                                    Investments in      Dividends       Share in Results    Translation
                                      Affiliates        Received          of Affiliates     Adjustments      Total
                                    ---------------    -----------      ----------------    ------------   ---------
                                                                        (In thousands)
Europe:
  SBS...............................  $  264,675        $      -           $(11,980)         $ (2,459)      $250,236
  Tevel.............................      99,385          (6,180)            (7,843)           (3,561)        81,801
  Melita............................      14,062               -              1,349            (2,897)        12,514
  Iberian Programming...............      11,947          (2,560)             2,216             2,790         14,393
  Xtra Music........................      12,186               -             (1,729)           (3,503)         6,954
  PrimaCom..........................     341,017               -            (10,965)          (11,828)       318,224
  Other.............................      41,780               -             (3,753)              992         39,019
Asia/Pacific:
  XYZ Entertainment.................      44,306          (3,197)           (15,320)              (72)        25,717
  Telstra Saturn....................      66,318               -             (7,787)           (1,283)        57,248
  Pilipino Cable Corporation........      16,010               -             (3,015)           (2,588)        10,407
  Hunan International TV............       6,061               -             (1,990)               16          4,087
  Other.............................       2,797               -               (166)             (148)         2,483
Latin America:
  Megapo............................      71,819         (20,862)            (2,333)          (11,083)        37,541
  MGM Networks LA (1)...............      13,386               -            (13,386)                -              -
  Jundiai...........................       6,032          (1,572)               188            (1,334)         3,314
                                      ----------        --------           --------          --------       --------
    Total...........................  $1,011,781        $(34,371)          $(76,514)         $(36,958)      $863,938
                                      ==========        ========           ========          ========       ========

                                                                    As of December 31, 1999
                                    --------------------------------------------------------------------------------
                                                                           Cumulative       Cumulative
                                    Investments in      Dividends       Share in Results    Translation
                                      Affiliates        Received          of Affiliates     Adjustments      Total
                                    ---------------    -----------      ----------------    ------------   ---------
                                                                        (In thousands)
Europe:
  SBS...............................  $   99,621        $      -           $ (5,421)         $  2,858       $ 97,058
  Tevel.............................     100,679          (6,180)           (12,108)            3,761         86,152
  Melita............................      14,062               -              2,066            (2,417)        13,711
  Iberian Programming...............      11,947               -               (460)            2,828         14,315
  Xtra Music........................       9,913               -             (2,476)             (640)         6,797
  Other.............................      27,447               -                (65)           (1,048)        26,334
Asia/Pacific:
  XYZ Entertainment.................      44,306               -            (18,564)            2,804         28,546
  Pilipino Cable Corporation........      14,950               -             (3,004)           (2,588)         9,358
  Hunan International TV............       6,061               -             (2,477)               16          3,600
  Other.............................         350               -                  -                 -            350
Latin America:
  Megapo............................      32,496          (1,408)            (1,618)           (9,382)        20,088
  MGM Networks LA (1)...............      11,988               -            (11,988)                -              -
  Jundiai...........................       6,032          (1,572)                72            (1,334)         3,198
  Other.............................           2               -                  -                 -              2
                                      ----------        --------           --------          --------       --------
    Total...........................  $  379,854        $ (9,160)          $(56,043)         $ (5,142)      $309,509
                                      ==========        ========           ========          ========       ========

(1) Includes an accrued funding obligation of $3.4 and $3.0 million at June 30, 2000 and December 31, 1999, respectively. The Company would face significant and punitive dilution if it did not make the requested fundings.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   PROPERTY, PLANT AND EQUIPMENT                                                         As of               As of
                                                                                          June 30,          December 31,
                                                                                           2000                 1999
                                                                                       --------------       ------------
                                                                                                 (In thousands)
     Cable distribution networks......................................................   $2,450,762          $1,826,781
     Subscriber premises equipment and converters.....................................      537,436             451,505
     MMDS/DTH distribution facilities.................................................      178,391             144,593
     Office equipment, furniture and fixtures.........................................      155,879             103,869
     Buildings and leasehold improvements.............................................      122,745             162,522
     Other............................................................................      121,182             173,091
                                                                                         ----------          ----------
                                                                                          3,566,395           2,862,361
          Accumulated depreciation....................................................     (683,332)           (482,524)
                                                                                         ----------          ----------
          Net property, plant and equipment...........................................   $2,883,063          $2,379,837
                                                                                         ==========          ==========

6.   GOODWILL AND OTHER INTANGIBLE ASSETS                                                  As of               As of
                                                                                          June 30,          December 31,
                                                                                           2000                 1999
                                                                                       --------------       ------------
     Europe:                                                                                     (In thousands)
       UPC Polska.....................................................................   $  912,322          $  935,867
       UPC Nederland..................................................................    1,589,867             763,714
       UPC Sweden.....................................................................      416,533             430,606
       Telekabel Group................................................................      168,499             177,800
       UPC France.....................................................................      208,599             117,787
       UPC Norge......................................................................       78,707              85,405
       Kabel Plus.....................................................................       86,088              85,330
       UPC Magyarorszag...............................................................      109,126              55,068
       UPC N.V........................................................................      150,569              29,406
       Monor..........................................................................       21,866              24,420
       UPC Slovak.....................................................................       21,662              23,026
       UPC Belgium....................................................................       20,805              20,994
       El Tele Ostfold................................................................       24,846                   -
       Other..........................................................................       39,290              12,932
     Asia/Pacific:
       Austar United..................................................................       78,230             114,882
     Latin America:
       VTR............................................................................      223,108             223,484
       TV Show Brasil.................................................................        8,300               8,298
       Cable Star.....................................................................        7,180               5,916
                                                                                         ----------          ----------
                                                                                          4,165,597           3,114,935
          Accumulated amortization....................................................     (292,694)           (170,133)
                                                                                         ----------          ----------
          Net goodwill and other intangible assets....................................   $3,872,903          $2,944,802
                                                                                         ==========          ==========

7.   SHORT-TERM DEBT                                                                       As of               As of
                                                                                         June 30,           December 31,
                                                                                           2000                 1999
                                                                                       --------------       ------------
                                                                                                 (In thousands)
     UPC facilities...................................................................   $  700,930          $  164,263
     Other ULA and UAP................................................................       13,023               9,033
                                                                                         ----------          ----------
          Total short-term debt.......................................................   $  713,953          $  173,296
                                                                                         ==========          ==========

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   SENIOR DISCOUNT NOTES AND SENIOR NOTES                                                 As of               As of
                                                                                          June 30,          December 31,
                                                                                            2000                1999
                                                                                       --------------       ------------
                                                                                                 (In thousands)
     United 1998 Notes................................................................   $1,044,857          $  991,568
     United 1999 Notes................................................................      236,630             224,426
     UPC 10.875% USD Senior Notes due 2009............................................      719,738             759,442
     UPC 10.875% Euro Senior Notes due 2009...........................................      286,096             301,878
     UPC 12.5% USD Senior Discount Notes due 2009.....................................      448,104             421,747
     UPC 10.875% USD Senior Notes due 2007............................................      181,821             191,852
     UPC 10.875% Euro Senior Notes due 2007...........................................       95,365             100,625
     UPC 11.25% USD Senior Notes due 2009.............................................      227,359             239,905
     UPC 11.25% Euro Senior Notes due 2009............................................       95,655             100,894
     UPC 13.375% USD Senior Discount Notes due 2009...................................      272,891             255,786
     UPC 13.375% Euro Senior Discount Notes due 2009..................................      103,989             102,847
     UPC 11.25% USD Senior Notes due 2010.............................................      595,883                   -
     UPC 11.25% Euro Senior Notes due 2010............................................      189,367                   -
     UPC 11.5% USD Senior Notes due 2010..............................................      281,139                   -
     UPC 13.75% Senior Discount Notes due 2010........................................      543,860                   -
     @Entertainment Senior Discount Notes.............................................      279,578             286,089
     United A/P Notes.................................................................      436,336             407,945
                                                                                         ----------          ----------
                                                                                          6,038,668           4,385,004
          Less current portion........................................................            -                   -
                                                                                         ----------          ----------
          Total senior discount notes and senior notes................................   $6,038,668          $4,385,004
                                                                                         ==========          ==========

9.   OTHER LONG-TERM DEBT
                                                                                            As of               As of
                                                                                          June 30,          December 31,
                                                                                            2000                1999
                                                                                       --------------       ------------
                                                                                                 (In thousands)
     UPC Senior Credit Facility.......................................................   $  531,007          $  359,720
     UPC Nederland Facilities.........................................................      346,560             588,310
     UPC France Facilities............................................................      201,391             146,157
     Other UPC........................................................................       60,956             123,199
     VTR Bank Facility................................................................      176,000             176,000
     New Austar Bank Facility.........................................................      219,039             202,703
     Saturn Bank Facility.............................................................            -              57,685
     Other Asia/Pacific...............................................................        2,694               2,263
     Other Latin America..............................................................          543                 594
                                                                                         ----------          ----------
                                                                                          1,538,190           1,656,631
         Less current portion.........................................................      (12,574)            (52,180)
                                                                                         ----------          ----------
         Total other long-term debt...................................................   $1,525,616          $1,604,451
                                                                                         ==========          ==========

COMMITMENT

In May 2000, UPC closed a euro4.0 ($3.8) billion 8.0 and 8.75 year Operating and Term Loan Commitment. The facilities will refinance existing operating company bank debt currently totaling euro1.7 ($1.6) billion as of June 30, 2000. The new loan facilities will add euro2.3 ($2.2) billion of liquidity and will be used to finance the further rollout of digital video, voice and data services. The loan is expected to be closed and drawn in the third quarter 2000.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  STOCKHOLDERS' EQUITY

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

COMMON STOCK SPLIT

On November 11, 1999, the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend distributed on November 30, 1999 to shareholders of record on November 22, 1999. The effect of the stock split has been recognized retroactively in all share and per share amounts in the accompanying consolidated financial statements and notes.

SERIES C CONVERTIBLE PREFERRED STOCK

In July 1999, the Company issued 425,000 shares of par value $0.01 per share Series C Preferred Stock, resulting in gross and net proceeds to the Company of $425.0 million and $381.6 million, respectively. The purchasers of the Series C Preferred Stock deposited $29.75 million into an account from which the holders will be entitled to quarterly payments in an amount equal to $17.50 per preferred share commencing on September 30, 1999 through June 30, 2000, in cash or Class A Common Stock at United's option. On September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000 the holders received their quarterly payment in cash. The Series C Preferred Stock has an initial liquidation value of $1,000 per share, and accrues dividends perpetually at a rate of 7.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing on September 30, 2000, payable in cash or Class A Common Stock at the Company's option. Each share of Series C Preferred Stock is convertible any time at the option of the holder into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $42.15.

SERIES D CONVERTIBLE PREFERRED STOCK

In December 1999, the Company issued 287,500 shares of par value $0.01 per share Series D Preferred Stock, resulting in gross and net proceeds to the Company of $287.5 million and $259.9 million, respectively. The purchasers of the Series D Preferred Stock deposited $20.1 million into an account from which the holders will be entitled to payments in an amount equal to $17.50 per preferred share per quarter commencing on December 31, 1999 through September 30, 2000 in cash or Class A Common Stock at United's option. On December 31, 1999, March 31, 2000 and June 30, 2000 the holders received their payment in cash. The Series D Preferred Stock has an initial liquidation value of $1,000 per share, and accrues dividends perpetually at a rate of 7.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing on December 31, 2000, payable in cash or Class A Common Stock at the Company's option. Each share of Series D Preferred Stock is convertible any time at the option of the holder into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $63.79.

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

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                  For the Six Months Ended
                                                                                       June 30, 2000
                                                                       ----------------------------------------------
                                                                                          Austar
                                                                            UPC           United            Total
                                                                       -------------   -------------    -------------
                                                                                       (In thousands)
     Variable plan accounting for stock options.....................      $54,023         $    -           $54,023
     Deferred compensation expense..................................      (54,023)             -           (54,023)
     Amortization of deferred compensation..........................       (7,934)         3,540            (4,394)
     Issuance of warrants by UPC....................................       59,912              -            59,912
     Issuance of shares by subsidiary of UPC........................       27,513              -            27,513
                                                                          -------         ------           -------
          Total.....................................................      $79,491         $3,540           $83,031
                                                                          =======         ======           =======

OTHER CUMULATIVE COMPREHENSIVE LOSS

                                                                           As of           As of
                                                                          June 30,      December 31,
                                                                           2000            1999
                                                                       --------------   ------------
                                                                               (In thousands)
     Foreign currency translation adjustments.......................     $(283,690)      $(217,942)
     Unrealized gain on available-for-sale securities...............        36,351           6,704
                                                                         ---------       ---------
          Total ....................................................     $(247,339)      $(211,238)
                                                                         =========       =========

11.  BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS

                                                                                     For the                        For the
                                                                                Three Months Ended              Six Months Ended
                                                                                     June 30,                       June 30,
                                                                            ---------------------------    -------------------------
                                                                               2000             1999          2000           1999
                                                                            ----------       ----------    ----------     ----------
                                                                                  (In thousands)                (In thousands)
     Basic:
       Net (loss) income................................................    $(285,966)       $(146,488)    $(530,904)      $541,863
       Accretion of Series A Convertible Preferred Stock................            -              (53)            -           (214)
       Accretion of Series B Convertible Preferred Stock................         (437)            (498)         (875)          (990)
       Accretion of Series C Convertible Preferred Stock................       (7,437)               -       (14,875)             -
       Accretion of Series D Convertible Preferred Stock................       (5,031)               -       (10,062)             -
                                                                            ---------        ---------     ---------       --------
          Basic net (loss) income attributable to common shareholders...     (298,871)        (147,039)     (556,716)       540,659
                                                                            ---------        ---------     ---------       --------
     Diluted:
       Accretion of Series A Convertible Preferred Stock................            -                - (1)         -            214
       Accretion of Series B Convertible Preferred Stock................            - (1)            - (1)         - (1)        990
       Accretion of Series C Convertible Preferred Stock................            - (1)            -             - (1)          -
       Accretion of Series D Convertible Preferred Stock................            - (1)            -             - (1)          -
                                                                            ---------        ---------     ---------       --------
         Diluted net (loss) income attributable to common shareholders..    $(298,871)       $(147,039)    $(556,716)      $541,863
                                                                            =========        =========     =========       ========

     (1)  Excluded   from  the   calculation   of  diluted  net  (loss)   income
          attributable   to   common   shareholders   because   the   effect  is
          anti-dilutive.

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.  SEGMENT INFORMATION

                                                                                                            As of
                                                                                                           June 30,
                                              For the Three Months Ended June 30, 2000                      2000
                           ----------------------------------------------------------------------------  -----------

                                                     Internet/                                              Total
                             Video      Telephone      Data       Programming      Other        Total       Assets
                           ----------   ----------   ----------   -----------    ----------   ---------  -----------
Revenue:                                                  (In thousands)                                (In thousands)
 Europe:
   The Netherlands......... $ 53,248     $ 26,348    $   8,393     $    640      $    339     $ 88,968   $ 2,864,769
   Austria.................   19,161        7,306        6,015            -            -        32,482       397,221
   Belgium.................    3,765          326        1,018            -            -         5,109        47,863
   Czech Republic..........    5,632          224            -            -          686         6,542       156,434
   France..................   14,046        2,169          601            -            -        16,816       757,647
   Hungary.................   10,736        4,971           65            -            7        15,779       287,530
   Norway..................   11,297          747          536            -            -        12,580       251,694
   Poland..................   17,177            -            -       12,905            -        30,082     1,179,791
   Sweden..................    7,731          218        1,481            -            -         9,430       427,001
   Corporate and Other.....    3,772            -            -            -          621         4,393     1,689,059
                            --------     --------    ---------     --------      --------     --------   -----------
      Total Europe.........  146,565       42,309       18,109       13,545        1,653       222,181     8,059,009
                            --------     --------    ---------     --------      --------     --------   -----------
 Asia/Pacific:
   Australia...............   41,688            -          421            -          438        42,547       577,360
   Corporate and Other.....        -            -            -            -            -             -        54,266
                            --------     --------    ---------     --------      --------     --------   -----------
      Total Asia/Pacific...   41,688            -          421            -          438        42,547       631,626
                            --------     --------    ---------     --------      --------     --------   -----------
 Latin America:
   Chile...................   29,236        7,248          135            -            -        36,619       507,723
   Brazil..................    1,340            -            -            -            -         1,340        17,710
   Corporate and Other.....      489            -            -            -            -           489        61,590
                            --------     --------    ---------     --------      --------     --------   -----------
      Total Latin America..   31,065        7,248          135            -            -        38,448       587,023
                            --------     --------    ---------     --------      --------     --------   -----------
 Corporate & Other.........        -            -            -            -           25            25     1,253,482
                            --------     --------    ---------     --------      --------     --------   -----------
      Total Company........ $219,318     $ 49,557    $  18,665     $ 13,545      $ 2,116     $ 303,201   $10,531,140
                            ========     ========    =========     ========      =======     =========   ===========
Adjusted EBITDA: (1)
 Europe:
   The Netherlands......... $ 26,232     $(21,223)   $ (37,434)    $(11,770)     $ (5,523)    $(49,718)
   Austria.................   10,251       (1,743)         316            -             -        8,824
   Belgium.................    1,400         (115)      (1,293)           -             -           (8)
   Czech Republic..........    1,264           11            -          (50)          193        1,418
   France..................    4,900       (6,407)      (2,914)           -          (298)      (4,719)
   Hungary.................    3,878        2,688         (981)         (77)            7        5,515
   Norway..................    4,063       (3,157)        (887)           -          (122)        (103)
   Poland..................      381            -            -      (12,716)         (827)     (13,162)
   Sweden..................    2,544       (1,008)      (2,249)           -             -         (713)
   Corporate and Other.....    1,314        1,726       (3,004)        (185)      (19,155)     (19,304)
                            --------     --------    ---------     --------      --------     --------
      Total Europe.........   56,227      (29,228)     (48,446)     (24,798)      (25,725)     (71,970)
                            --------     --------    ---------     --------      --------     --------
 Asia/Pacific:
   Australia...............    2,030          (89)      (5,143)           -        (3,280)      (6,482)
   New Zealand.............        -            -            -            -             -            -
   Corporate and Other.....        -            -            -            -           706          706
                            --------     --------    ---------     --------      --------     --------
      Total Asia/Pacific...    2,030          (89)      (5,143)           -        (2,574)      (5,776)
                            --------     --------    ---------     --------      --------     --------
 Latin America:
   Chile...................   10,722       (4,002)        (804)           -        (2,302)       3,614
   Brazil..................     (196)           -            -            -             -         (196)
   Corporate and Other.....     (219)           -            -            -           464          245
                            --------     --------    ---------     --------      --------     --------
      Total Latin America..   10,307       (4,002)        (804)           -        (1,838)       3,663
                            --------     --------    ---------     --------      --------     --------
 Corporate & Other.........        -            -            -            -        (3,764)      (3,764)
                            --------     --------    ---------     --------      --------     --------
      Total Company........ $ 68,564     $(33,319)   $ (54,393)    $(24,798)     $(33,901)    $(77,847)
                            ========     ========    =========     ========      ========     ========

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                              For the Six Months Ended June 30, 2000
                           ----------------------------------------------------------------------------

                                                     Internet/
                             Video      Telephone      Data       Programming      Other        Total
                           ----------   ----------   ----------   -----------    ----------   ---------
Revenue:                                                  (In thousands)
 Europe:
   The Netherlands......... $ 96,029     $ 42,352    $ 13,634      $  1,145      $    339     $ 153,499
   Austria.................   39,615       14,343      11,546             -             -        65,504
   Belgium.................    7,366          601       1,820             -             -         9,787
   Czech Republic..........   11,836          479           -             -         1,709        14,024
   France..................   27,960        4,022       1,005             -             -        32,987
   Hungary.................   22,364       10,208         122             -             7        32,701
   Norway..................   23,416        1,197         935             -             -        25,548
   Poland..................   34,232            -           -        22,850             -        57,082
   Sweden..................   15,854          218       2,316             -             -        18,388
   Corporate and Other.....    7,663        1,391           -             -           865         9,919
                            --------     --------    --------      --------      --------     ---------
      Total Europe.........  286,335       74,811      31,378        23,995         2,920       419,439
                            --------     --------    --------      --------      --------     ---------
 Asia/Pacific:
   Australia...............   82,537            -         429             -         1,037        84,003
   New Zealand.............      844        3,166         878             -             -         4,888
   Corporate and Other.....        -            -           -             -             -             -
                            --------     --------    --------      --------      --------     ---------
      Total Asia/Pacific...   83,381        3,166       1,307             -         1,037        88,891
                            --------     --------    --------      --------      --------     ---------
 Latin America:
   Chile...................   58,188       13,813         242             -             -        72,243
   Brazil..................    2,729            -           -             -             -         2,729
   Corporate and Other.....    1,049            -           -             -             4         1,053
                            --------     --------    --------      --------      --------     ---------
      Total Latin America..   61,966       13,813         242             -             4        76,025
                            --------     --------    --------      --------      --------     ---------
 Corporate & Other.........        -            -           -             -            52            52
                            --------     --------    --------      --------      --------     ---------
      Total Company........ $431,682     $ 91,790    $ 32,927      $ 23,995      $  4,013     $ 584,407
                            ========     ========    ========      ========      ========     =========
Adjusted EBITDA: (1)
 Europe:
   The Netherlands......... $ 47,451     $(33,061)   $(69,481)     $(19,327)     $ (5,523)    $ (79,941)
   Austria.................   21,363       (3,294)        482             -             -        18,551
   Belgium.................    2,844         (254)     (2,414)            -             -           176
   Czech Republic..........    2,181           34           -           (50)          604         2,769
   France..................    6,399       (9,121)     (3,888)            -          (298)       (6,908)
   Hungary.................    7,479        5,593      (2,037)          (77)            7        10,965
   Norway..................    8,910       (5,948)     (1,726)            -          (122)        1,114
   Poland..................    1,440            -           -       (31,445)       (1,147)      (31,152)
   Sweden..................    6,236       (1,705)     (4,310)            -             -           221
   Corporate and Other.....    2,961          357      (4,683)         (248)      (41,928)      (43,541)
                            --------     --------    --------      --------      --------     ---------
      Total Europe.........  107,264      (47,399)    (88,057)      (51,147)      (48,407)     (127,746)
                            --------     --------    --------      --------      --------     ---------
 Asia/Pacific:
   Australia...............    3,222         (126)     (6,864)            -        (5,057)       (8,825)
   New Zealand.............     (253)        (357)        248             -        (1,344)       (1,706)
   Corporate and Other.....        -            -          -              -           948           948
                            --------     --------    --------      --------      --------     ---------
      Total Asia/Pacific...    2,969         (483)     (6,616)            -        (5,453)       (9,583)
                            --------     --------    --------      --------      --------     ---------
 Latin America:
   Chile...................   19,887       (5,692)       (929)            -        (4,528)        8,738
   Brazil..................     (150)           -           -             -             -          (150)
   Corporate and Other.....     (407)           -           -             -         1,966         1,559
                            --------     --------    --------      --------      --------     ---------
      Total Latin America..   19,330       (5,692)       (929)            -        (2,562)       10,147
                            --------     --------    --------      --------      --------     ---------
 Corporate & Other.........        -            -           -             -        (6,691)       (6,691)
                            --------     --------    --------      --------      --------     ---------
      Total Company........ $129,563     $(53,574)   $(95,602)     $(51,147)     $(63,113)    $(133,873)
                            ========     ========    ========      ========      ========     =========

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                                            As of
                                                                                                         December 31,
                                              For the Three Months Ended June 30, 1999                      1999
                           ----------------------------------------------------------------------------  -----------

                                                     Internet/                                              Total
                             Video      Telephone      Data       Programming      Other        Total       Assets
                           ----------   ----------   ----------   -----------    ----------   ---------  -----------
Revenue:                                                  (In thousands)                                (In thousands)
 Europe:
   The Netherlands......... $ 25,923     $ 6,110     $    888       $    12       $     -     $ 32,933    $3,157,285
   Austria.................   20,564         988        2,770             -             -       24,322       356,337
   Belgium.................    3,964           -          555             -             -        4,519        47,826
   Czech Republic..........    1,186           -            -             -             -        1,186       159,806
   France..................    1,473         339          127             -             -        1,939       498,776
   Hungary.................    8,404           -           18             -             -        8,422       215,448
   Norway..................   12,092          30          100             -             -       12,222       244,975
   Poland..................        -           -            -             -             -            -     1,218,956
   Sweden..................        -           -            -             -             -            -       474,899
   Corporate and Other.....    1,363           -            -           954             -        2,317        77,219
                            --------     -------     --------       -------       -------     --------    ----------
      Total Europe.........   74,969       7,467        4,458           966             -       87,860     6,451,527
                            --------     -------     --------       -------       -------     --------    ----------
 Asia/Pacific:
   Australia...............   34,388           -            -             -             -       34,388       563,627
   New Zealand.............        -           -            -             -             -            -        76,139
   Corporate and Other.....        -           -            -             -           997          997        52,441
                            --------     -------     --------       -------       -------     --------    ----------
      Total Asia/Pacific...   34,388           -            -             -           997       35,385       692,207
                            --------     -------     --------       -------       -------     --------    ----------
 Latin America:
   Chile...................   18,906       2,108            -            -             -       21,014        489,638
   Brazil..................    1,103           -            -            -             -        1,103         17,172
   Corporate and Other.....      634           -            -            -             -          634         71,379
                            --------     -------     --------       -------       -------     --------    ----------
      Total Latin America..   20,643       2,108            -            -             -       22,751        578,189
                            --------     -------     --------       -------       -------     --------    ----------
 Corporate & Other.........        -           -            -            -             -            -      1,280,930
                            --------     -------     --------       -------       -------     --------    ----------
      Total Company........ $130,000     $ 9,575     $  4,458       $   966       $   997     $145,996    $9,002,853
                            ========     =======     ========       =======       =======     ========    ==========
Adjusted EBITDA: (1)
 Europe:
   The Netherlands......... $ 12,506     $(2,360)    $(14,003)      $(2,753)      $     -     $ (6,610)
   Austria.................   11,150      (2,918)          15             -             -        8,247
   Belgium.................    1,411           -         (474)            -             -          937
   Czech Republic..........      (41)          -            -             -             -          (41)
   France..................     (158)     (1,242)        (401)            -             -       (1,801)
   Hungary.................    2,565           -          (10)            -             -        2,555
   Norway..................    5,664      (1,120)        (928)            -             -        3,616
   Corporate and Other.....      457           -          (84)       (6,349)           61       (5,915)
                            --------     -------     --------       -------       -------     --------
      Total Europe.........   33,554      (7,640)     (15,885)       (9,102)           61          988
                            --------     -------     --------       -------       -------     --------
 Asia/Pacific:
   Australia...............      619           -            -             -        (2,131)      (1,512)
   New Zealand.............        -           -            -             -             -            -
   Corporate and Other.....        -           -            -             -           (13)         (13)
                            --------     -------     --------       -------       -------     --------
      Total Asia/Pacific...      619           -            -             -        (2,144)      (1,525)
                            --------     -------     --------       -------       -------     --------
 Latin America:
   Chile...................    4,399         651            -             -        (1,024)       4,026
   Brazil..................     (935)          -            -             -             -         (935)
   Corporate and Other.....     (226)          -            -             -        (1,414)      (1,640)
                            --------     -------     --------       -------       -------     --------
      Total Latin America..    3,238         651            -             -        (2,438)       1,451
                            --------     -------     --------       -------       -------     --------
 Corporate & Other.........        -           -            -             -           (98)         (98)
                            --------     -------     --------       -------       -------     --------
      Total Company........ $ 37,411     $(6,989)    $(15,885)     $(9,102)       $(4,619)    $    816
                            ========     =======     ========      =======        =======     ========

                              UnitedGlobalCom, Inc.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                              For the Six Months Ended June 30, 1999
                           ----------------------------------------------------------------------------

                                                     Internet/
                             Video      Telephone      Data       Programming      Other        Total
                           ----------   ----------   ----------   -----------    ----------   ---------
Revenue:                                                  (In thousands)
 Europe:
   The Netherlands......... $ 42,613     $  9,696    $  1,226      $     12      $      -      $ 53,547
   Austria.................   42,806        1,113       5,139             -             -        49,058
   Belgium.................    7,989            -       1,012             -             -         9,001
   Czech Republic..........    2,328            -           -             -             -         2,328
   France..................    3,067          348         136             -             -         3,551
   Hungary.................   17,258            -          50             -             -        17,308
   Norway..................   24,369           33         195             -             -        24,597
   Poland..................        -            -           -             -             -             -
   Sweden..................        -            -           -             -             -             -
   Corporate and Other.....    2,304            -           -         1,153           887         4,344
                            --------     --------    --------      --------      --------      --------
      Total Europe.........  142,734       11,190       7,758         1,165           887       163,734
                            --------     --------    --------      --------      --------      --------
 Asia/Pacific:
   Australia...............   64,820            -           -             -             -        64,820
   New Zealand.............        -            -           -             -             -             -
   Corporate and Other.....        -            -           -             -           821           821
                            --------     --------    --------      --------      --------      --------
      Total Asia/Pacific...   64,820            -           -             -           821        65,641
                            --------     --------    --------      --------      --------      --------
 Latin America:
   Chile...................   18,906        2,108           -             -             -        21,014
   Brazil..................    2,108            -           -             -             -         2,108
   Corporate and Other.....    1,417            -           -             -             -         1,417
                            --------     --------    --------      --------      --------      --------
      Total Latin America..   22,431        2,108           -             -             -        24,539
                            --------     --------    --------      --------      --------      --------
 Corporate & Other.........        -            -           -             -             -             -
                            --------     --------    --------      --------      --------      --------
      Total Company........ $229,985     $ 13,298    $  7,758      $  1,165      $  1,708      $253,914
                            ========     ========    ========      ========      ========      ========
Adjusted EBITDA: (1)
 Europe:
   The Netherlands......... $ 21,134     $ (3,562)   $(20,442)     $ (3,358)     $      -      $ (6,228)
   Austria.................   23,812       (5,187)       (163)            -             -        18,462
   Belgium.................    2,520            -      (1,165)            -             -         1,355
   Czech Republic..........     (286)           -           -             -             -          (286)
   France..................     (164)      (2,320)       (914)            -             -        (3,398)
   Hungary.................    5,595            -         (13)            -             -         5,582
   Norway..................   10,827       (2,748)     (2,180)            -             -         5,899
   Corporate and Other.....      669            -         (84)       (8,437)       (5,259)      (13,111)
                            --------     --------    --------      --------      --------      --------
      Total Europe.........   64,107      (13,817)    (24,961)      (11,795)       (5,259)        8,275
                            --------     --------    --------      --------      --------      --------
 Asia/Pacific:
   Australia...............   (1,441)           -           -             -        (3,525)       (4,966)
   New Zealand.............        -            -           -             -             -             -
   Corporate and Other.....        -            -           -             -         1,778         1,778
                            --------     --------    --------      --------      --------      --------
      Total Asia/Pacific...   (1,441)           -           -             -        (1,747)       (3,188)
                            --------     --------    --------      --------      --------      --------
 Latin America:
   Chile...................    4,399          651           -             -        (1,024)        4,026
   Brazil..................   (1,401)           -           -             -             -        (1,401)
   Corporate and Other.....     (226)           -           -             -        (2,773)       (2,999)
                            --------     --------    --------      --------      --------      --------
      Total Latin America..    2,772          651           -             -        (3,797)         (374)
                            --------     --------    --------      --------      --------      --------
 Corporate & Other.........        -            -           -             -          (176)         (176)
                            --------     --------    --------      --------      --------      --------
      Total Company........ $ 65,438     $(13,166)   $(24,961)     $(11,795)     $(10,979)     $  4,537
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


The  Company's   consolidated   segment   Adjusted  EBITDA   reconciles  to  the
consolidated statement of operations as follows:

                                                                                     For the                        For the
                                                                                Three Months Ended              Six Months Ended
                                                                                     June 30,                       June 30,
                                                                            ---------------------------    -------------------------
                                                                               2000             1999          2000           1999
                                                                            ----------       ----------    ----------     ----------
                                                                                  (In thousands)                (In thousands)
     Operating loss....................................................     $(195,380)        $(122,574)    $(491,964)    $(194,891)
     Depreciation and amortization.....................................       186,679            75,679       358,777       133,077
     Stock-based compensation expense..................................       (69,146)           47,711          (686)       66,351
                                                                            ---------         ---------     ---------     ---------
          Consolidated Adjusted EBITDA.................................     $ (77,847)        $     816     $(133,873)    $   4,537
                                                                            =========         =========     =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' acceptance of our newer telephone and Internet/data services, our ability to manage and grow our newer telephone and Internet/data services, our ability to secure adequate capital to fund other system growth and development and our planned acquisitions, our ability to successfully close proposed transactions, risks inherent in investment and operations in foreign countries, changes in government regulation, changes in the nature of key strategic relationships with joint ventures. We and our subsidiaries have announced many potential acquisitions, many of which are subject to various conditions, some of which may not occur. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. The following discussion and analysis of financial condition and results of operations cover the three and six months ended June 30, 2000 and 1999, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

SUMMARY OPERATING DATA

The following comparative operating data reflects video subscribers, telephone lines, programming and data subscribers, as well as selected financial statistics of the operating systems in which we had an ownership interest as of June 30, 2000. In addition, the following proportionate data represents certain operating and financial results for us, multiplied by our applicable ownership percentage.

GROSS OPERATING SYSTEM DATA
                                                        As of and for the Six Months Ended June 30, 2000
                             -------------------------------------------------------------------------------------------------------
                                       Homes in               Two-way      Basic                                            Long-
                              United    Service     Homes      Homes    Subscribers/    Basic                Adjusted       Term
                             Ownership   Area      Passed     Passed       Lines     Penetration    Revenue   EBITDA(1)    Debt (2)
                             --------- --------- ---------- ----------  ------------ -----------  |--------- ----------  -----------
                                                                                                  |        (In thousands) (3)
                                                                                                  |
UPC (EUROPE)                                                                                      |
------------                                                                                      |
Video Subscribers:                                                                                |
  The Netherlands.........    53.0%    2,541,686  2,431,861  1,953,910   2,253,204      92.7%     | $ 95,803   $ 47,355    $      -
  Poland..................    53.0%    1,950,000  1,793,375          -   1,416,473      79.0%     | $ 56,821   $(31,089)   $      -
  Germany.................    13.3%    1,422,826  1,422,826     30,456     919,641      64.6%     | $ 52,671   $ 20,001    $203,650
  Hungary (UPC                                                                                    |
   Magyarorszag)..........    53.0%      915,500    704,988    131,451     535,907      76.0%     | $ 20,609   $  6,656    $      -
  Austria.................    50.4%    1,080,900    910,550    867,300     478,520      52.6%     | $ 39,362   $ 21,320    $      -
  Israel..................    24.7%      660,000    623,274    388,735     437,318      70.2%     | $ 69,679   $ 20,870    $223,129
  France..................    48.8%    2,460,357  1,111,477    230,531     381,519      34.3%     | $ 27,812   $  6,386    $      -
  Czech Republic..........    53.0%      868,823    777,419     17,740     356,601      45.9%     | $ 11,756   $  2,177    $      -
  Norway..................    53.0%      529,000    469,248     84,531     330,292      70.4%     | $ 23,266   $  8,892    $      -
  Slovak Republic......... 50.3-53.0%    417,813    295,914          -     244,343      82.6%     | $  5,680   $  1,813    $      -
  Sweden..................    53.0%      770,000    421,624    228,153     248,706      59.0%     | $ 15,757   $  6,224    $      -
  Belgium.................    53.0%      530,000    152,052    152,052     123,484      81.2%     | $  7,330   $  2,839    $      -
  Romania................. 27.0-37.1%    509,320    395,910          -     260,307      65.7%     | $  2,244   $    944    $      -
  Malta...................    26.5%      177,000    175,986          -      79,393      45.1%     | $  7,634   $  2,557    $ 27,475
  Hungary (Monor).........    52.3%       85,561     70,587     84,906      33,158      47.0%     | $    729   $    366    $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
       Total..............            14,918,786 11,757,091  4,169,765   8,098,866                | $437,153   $117,311    $454,254
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
                                                                                                  |
Telephone Lines:                                                                                  |
  The Netherlands.........    53.0%    2,541,686        N/A        N/A     169,769        N/A     | $ 43,758   $(32,994)   $      -
  Hungary (Monor).........    52.3%       85,561        N/A        N/A      73,825        N/A     | $  4,603   $  2,533    $      -
  Austria.................    50.4%    1,080,900        N/A        N/A      71,812        N/A     | $ 14,273   $ (3,288)   $      -
  France..................    48.8%    2,460,357        N/A        N/A      25,403        N/A     | $  4,009   $ (9,102)   $      -
  Norway..................    53.0%      529,000        N/A        N/A      11,634        N/A     | $  1,198   $ (5,936)   $      -
  Czech Republic..........    53.0%      868,823        N/A        N/A       3,613        N/A     | $    476   $     34    $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
       Total..............             7,566,327        N/A        N/A     356,056                | $ 68,317   $(48,753)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Data Subscribers:                                                                                 |
  Internet................ 13.3-53.0% 10,250,269        N/A        N/A     214,155        N/A     | $ 36,723   $(83,206)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Programming Subscribers:                                                                          |
  Ireland.................    42.4%          N/A        N/A        N/A   3,228,922        N/A     |      N/A        N/A    $      -
  Spain/Portugal..........    26.5%          N/A        N/A        N/A   1,404,000        N/A     |      N/A        N/A    $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
       Total..............                   N/A        N/A        N/A   4,632,922                |      N/A        N/A    $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
AUSTAR UNITED (AUSTRALIA/NEW ZEALAND)                                                             |
-------------------------------------                                                             |
Video Subscribers:                                                                                |
  Australia...............    72.3%    2,085,000  2,083,108          -     406,326      19.5%     | $ 80,697   $  2,975    $      -
  New Zealand.............    36.2%      141,000     93,015     93,015      19,006      20.4%     | $  1,607   $   (805)   $ 25,989
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
       Total..............             2,226,000  2,176,123     93,015     425,332                | $ 82,304   $  2,170    $ 25,989
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Telephone Lines:                                                                                  |
  New Zealand.............    36.2%      141,000     93,015        N/A      31,521      33.9%     | $ 17,672   $ (7,470)   $ 40,062
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Data Subscribers:                                                                                 |
  New Zealand.............    36.2%      141,000        N/A        N/A      36,335        N/A     | $  2,170   $   (180)   $ 13,698
  Australia...............    72.3%          N/A        N/A        N/A       8,490        N/A     | $     43   $ (5,303)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
       Total..............               141,000        N/A        N/A      44,825                | $  2,213   $ (5,483)   $ 13,698
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Programming Subscribers:                                                                          |
  Australia...............    36.2%          N/A        N/A        N/A   1,017,000        N/A     | $ 17,595   $  9,733    $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
OTHER ASIA/PACIFIC                                                                                |
------------------                                                                                |
Video Subscribers :                                                                               |
  Philippines.............    19.6%      600,000    457,500          -     186,217      40.7%     | $ 11,601   $  4,723    $ 20,659
                                      ---------- ----------  ---------   ---------                | --------   --------    --------

GROSS OPERATING SYSTEM DATA (Continued)
                                                        As of and for the Six Months Ended June 30, 2000
                             -------------------------------------------------------------------------------------------------------
                                       Homes in               Two-way      Basic                                            Long-
                              United    Service     Homes      Homes    Subscribers/    Basic                Adjusted       Term
                             Ownership   Area      Passed     Passed       Lines     Penetration    Revenue   EBITDA(1)    Debt (2)
                             --------- --------- ---------- ----------  ------------ -----------  |--------- ----------  -----------
                                                                                                  |        (In thousands) (3)
                                                                                                  |
LATIN AMERICA                                                                                     |
-------------                                                                                     |
Video Subscribers:                                                                                |
  Chile...................   100.0%    2,350,000  1,622,783    492,720     394,119      24.3%     | $ 58,188   $ 19,887    $      -
  Mexico..................    90.3%      341,600    233,277          -      63,273      27.1%     | $  6,906   $  1,903    $      -
  Brazil (Jundiai)........    46.3%       70,200     67,466          -      17,540      26.0%     | $  3,075   $    441    $      -
  Brazil (TV Show Brasil).   100.0%      437,000    306,000          -      19,350       6.3%     | $  2,700   $   (148)   $      -
  Peru....................   100.0%      140,000     63,932          -       7,824      12.2%     | $  1,047   $   (405)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
       Total..............             3,338,800  2,293,458    492,720     502,106                | $ 71,916   $ 21,678    $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Telephone Lines:                                                                                  |
  Chile...................   100.0%    2,350,000    492,720        N/A      94,191      19.1%     | $ 13,813   $ (5,692)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Data Subscribers:                                                                                 |
  Chile...................   100.0%    2,350,000    492,720        N/A       2,821       0.6%     | $    242   $   (929)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Programming Subscribers:                                                                          |
  Latin America...........    50.0%          N/A        N/A        N/A   5,778,276        N/A     | $  5,508   $ (2,666)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------

                                                             As of and for the Six Months Ended June 30, 2000
                                        -------------------------------------------------------------------------------------------
                                        Homes in                 Two-way        Basic                                     Long-
                                         Service     Homes        Homes      Subscribers/                 Adjusted        Term
                                          Area       Passed       Passed        Lines        Revenue      EBITDA(1)      Debt (2)
                                        ---------  ----------   -----------  ------------  |-----------   ----------   ------------
                                                                                           |          (In thousands) (3)
                                                                                           |
TOTAL COMPANY BASED ON GROSS DATA (4):                                                     |
--------------------------------------                                                     |
  Video Subscribers..................  21,083,586  16,684,172    4,755,500      9,212,521  |  $602,974     $145,882     $  500,902
  Telephone Lines....................  10,057,327         N/A         N/A         481,768  |  $ 99,802     $(61,915)    $   40,062
  Data Subscribers...................  12,741,269         N/A         N/A         261,801  |  $ 39,178     $(89,618)    $   13,698
  Programming Subscribers............         N/A         N/A         N/A      11,428,198  |  $ 23,103     $  7,067     $        -
                                                                                           |
TOTAL COMPANY BASED ON CONSOLIDATED SYSTEMS (5):                                           |
------------------------------------------------                                           |
  Video Subscribers..................  17,670,960  13,610,828   4,243,294       7,490,133  |  $431,682     $129,563      $1,538,190
  Telephone Lines....................   9,916,327         N/A         N/A         450,247  |  $ 91,790     $(53,574)     $        -
  Data Subscribers...................  11,177,443         N/A         N/A         225,316  |  $ 32,927     $(95,602)     $        -
  Programming Subscribers............         N/A         N/A         N/A       3,225,922  |  $ 23,995(7)  $(51,147)(7)  $        -
                                                                                           |
TOTAL COMPANY BASED ON PROPORTIONATE DATA (6):                                             |
----------------------------------------------                                             |
  Video Subscribers..................  11,830,494   9,168,809   2,580,868       4,533,033  |  $320,275     $ 71,707      $  102,925
  Telephone Lines....................   6,277,573         N/A         N/A         286,876  |  $ 55,829     $(33,776)     $   14,482
  Data Subscribers...................   7,135,833         N/A         N/A         133,502  |  $ 20,174     $(48,776)     $    4,952
  Programming Subscribers............         N/A         N/A         N/A       4,997,907  |  $  9,115     $  2,186      $        -

GROSS OPERATING SYSTEM DATA
                                                        As of and for the Six Months Ended June 30, 1999
                             -------------------------------------------------------------------------------------------------------
                                       Homes in               Two-way      Basic                                            Long-
                              United    Service     Homes      Homes    Subscribers/    Basic                Adjusted       Term
                             Ownership   Area      Passed     Passed       Lines     Penetration    Revenue   EBITDA(1)    Debt (2)
                             --------- --------- ---------- ----------  ------------ -----------  |--------- ----------  -----------
                                                                                                  |        (In thousands) (3)
                                                                                                  |
UPC (EUROPE)                                                                                      |
------------                                                                                      |
Video Subscribers:                                                                                |
  The Netherlands......... 31.1-62.2%  1,712,920  1,645,140  1,184,336   1,538,756      93.5%     | $ 88,311   $ 25,640    $209,991
  Hungary (UPC                                                                                    |
    Magyarorszag).........    49.3%      901,500    550,423          -     449,337      81.6%     | $ 15,156   $  4,879    $      -
  Austria.................    59.1%    1,078,980    905,430    685,520     461,018      50.9%     | $ 42,983   $ 16,130    $      -
  Israel..................    29.0%      602,000    592,326    373,312     410,380      69.3%     | $ 74,040   $ 38,279    $213,663
  Czech Republic..........    62.2%      229,531    157,586          -      54,691      34.7%     | $  2,042   $   (245)   $      -
  France.................. 59.5%-62.0%   412,500    287,087     85,201     108,140      37.7%     | $  9,948   $ (2,013)   $      -
  Norway..................    62.2%      529,900    465,951     30,022     323,265      69.4%     | $ 21,553   $  5,205    $      -
  Slovak Republic......... 46.7-62.2%    344,343    211,295          -     185,633      87.9%     | $    948   $    188    $      -
  Belgium.................    62.2%      133,060    133,060    116,804     125,786      94.5%     | $  7,889   $  1,202    $      -
  Romania................. 31.7-62.2%    180,000     99,274          -      61,944      62.4%     | $  1,082   $    452    $      -
  Malta...................    31.1%      179,000    166,415          -      73,051      43.9%     | $  7,017   $  2,974    $ 21,157
  Hungary (Monor).........    29.6%       85,000     70,061          -      31,686      45.2%     | $  8,864   $  5,742    $ 31,137
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
       Total..............             6,388,734  5,284,048  2,475,195   3,823,687                | $279,833   $ 98,433    $475,948
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Telephone Lines:                                                                                  |
  The Netherlands......... 31.1-62.2%  1,712,920        N/A        N/A      54,007        N/A     | [Financial information is
  Hungary (Monor).........    29.6%       85,000        N/A        N/A      71,721        N/A     | included in multi-channel
  Austria.................    59.1%    1,078,980        N/A        N/A       7,879        N/A     | TV information above.]
  France.................. 59.5-62.0%    412,500        N/A        N/A       5,160        N/A     |
  Norway..................    62.2%      529,900        N/A        N/A         451        N/A     |
                                      ---------- ----------  ---------   ---------                |
       Total..............             3,819,300        N/A        N/A     139,218                |
                                      ---------- ----------  ---------   ---------                |
Data Subscribers:                                                                                 | [Financial information is
  Internet................ 31.1-62.2%        N/A        N/A        N/A      52,677        N/A     | included in multi-channel
                                      ---------- ----------  ---------   ---------                | TV information above.]
Programming Subscribers:                                                                          |
  Ireland.................    49.8%          N/A        N/A        N/A     749,244        N/A     | $    373   $ (2,148)   $      -
  Spain/Portugal..........    31.1%          N/A        N/A        N/A   1,031,000        N/A     | $ 12,265   $  5,355    $  2,907
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Total.....................                   N/A        N/A        N/A   1,780,244                | $ 12,638   $  3,207    $  2,907
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
AUSTAR UNITED (AUSTRALIA/NEW ZEALAND)                                                             |
-------------------------------------                                                             |
Video Subscribers:                                                                                |
  Australia...............    98.0%    2,085,000  2,083,000          -     329,002      15.8%     | $ 59,366   $ (6,357)   $      -
  New Zealand.............    63.7%      141,000     72,212     71,710      11,163      15.5%     | $  3,288   $ (3,185)   $ 36,616
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
       Total..............             2,226,000  2,155,212     71,710     340,165                | $ 62,654   $ (9,542)   $ 36,616
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Telephone Lines:                                                                                  |
  New Zealand.............    63.7%      141,000     71,710        N/A      15,683      21.9%     |
                                      ---------- ----------  ---------   ---------                |
Data Subscribers:                                                                                 | [Financial information is
  New Zealand.............    63.7%          N/A        N/A        N/A       2,927        N/A     | included in multi-channel
                                      ---------- ----------  ---------   ---------                | TV information above.]
Programming Subscribers:                                                                          |
  Australia...............    49.0%          N/A        N/A        N/A     807,680        N/A     | $ 13,858   $  6,361    $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
OTHER ASIA/PACIFIC                                                                                |
------------------                                                                                |
Video Subscribers:                                                                                |
  Philippines.............    19.2%      600,000    425,239          -     174,075      40.9%     | $  8,242   $  2,471    $     43
                                      ---------- ----------  ---------   ---------                | --------   --------    --------

GROSS OPERATING SYSTEM DATA (Continued)
                                                        As of and for the Six Months Ended June 30, 1999
                             -------------------------------------------------------------------------------------------------------
                                       Homes in               Two-way      Basic                                            Long-
                              United    Service     Homes      Homes    Subscribers/    Basic                Adjusted       Term
                             Ownership   Area      Passed     Passed       Lines     Penetration    Revenue   EBITDA(1)    Debt (2)
                             --------- --------- ---------- ----------  ------------ -----------  |--------- ----------  -----------
                                                                                                  |        (In thousands) (3)
                                                                                                  |
LATIN AMERICA                                                                                     |
-------------                                                                                     |
Video Subscribers:                                                                                |
  Chile...................   100.0%    2,321,000  1,593,681    300,353     391,021      24.5%     | $ 53,472   $ 12,061    $      -
  Mexico..................    49.0%      341,600    229,451          -      57,031      24.9%     | $  5,736   $  1,934    $      -
  Brazil (Jundiai)........    46.3%       70,200     66,341          -      18,250      27.5%     | $  2,998   $  1,129    $     76
  Brazil (TV Show Brasil).   100.0%      437,000    306,000          -      13,335       4.4%     | $  2,007   $   (867)   $      -
  Peru....................    60.0%      140,000     61,072          -       9,375      15.4%     | $  1,237   $   (176)   $      -
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
       Total..............             3,309,800  2,256,545    300,353     489,012                | $ 65,450   $ 14,081    $     76
                                      ---------- ----------  ---------   ---------                | --------   --------    --------
Telephone Lines:                                                                                  | [Financial information is
  Chile...................   100.0%    2,321,000    300,353        N/A      43,379      14.4%     | included in multi-channel
                                      ---------- ----------  ---------   ---------                | TV information above.]
Programming Subscribers:                                                                          |
  Latin America...........    50.0%          N/A        N/A        N/A   4,354,718        N/A     | $  3,070   $ (7,192)   $      -
                                      ---------- ----------  ---------  ----------                | --------   --------    --------

                                                             As of and for the Six Months Ended June 30, 1999
                                        -------------------------------------------------------------------------------------------
                                        Homes in                 Two-way        Basic                                     Long-
                                         Service     Homes        Homes      Subscribers/                 Adjusted        Term
                                          Area       Passed       Passed        Lines        Revenue      EBITDA(1)      Debt (2)
                                        ---------  ----------   -----------  ------------  |-----------   ----------   ------------
                                                                                           |          (In thousands) (3)
                                                                                           |
TOTAL COMPANY BASED ON GROSS DATA (4):                                                     |
--------------------------------------                                                     |
  Video Subscribers..................  12,524,534  10,121,044    2,847,258      4,826,939  |  $416,179     $105,443     $  512,683
  Telephone Lines....................   6,281,300         N/A          N/A         198,280 |  $      -     $      -     $        -
  Data Subscribers...................         N/A         N/A          N/A          55,604 |  $      -     $      -     $        -
  Programming Subscribers............         N/A         N/A          N/A       6,942,642 |  $ 29,566     $  2,376     $    2,907
                                                                                           |
TOTAL COMPANY BASED ON CONSOLIDATED SYSTEMS (5):                                           |
------------------------------------------------                                           |
  Video Subscribers..................   9,925,536   7,918,801    2,016,127       3,519,006 |  $229,985    $ 65,438      $1,026,263
  Telephone Lines....................   5,475,102         N/A          N/A          80,986 |  $ 13,298    $(13,166)     $        -
  Data Subscribers...................         N/A         N/A          N/A          38,255 |  $  7,758    $(24,961)     $        -
  Programming Subscribers............         N/A         N/A          N/A         749,244 |  $  1,165    $(11,795)     $        -
                                                                                           |
TOTAL COMPANY BASED ON PROPORTIONATE DATA (6):                                             |
----------------------------------------------                                             |
  Video Subscribers..................   8,631,721   6,966,962    1,618,969       2,769,745 |  $252,876    $ 47,225      $  166,393
  Telephone Lines....................   4,533,551     954,362          N/A         106,880 |  $      -    $      -      $        -
  Data Subscribers...................         N/A         N/A          N/A          29,464 |  $      -    $      -      $        -
  Programming Subscribers............         N/A         N/A          N/A       3,266,587 |  $ 12,325    $    118      $      904

(1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. Our presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.
(2) The amounts disclosed herein represent unconsolidated debt. Debt for consolidated operating systems is included in the footnotes to the consolidated financial statements.
(3) The financial information presented herein has been taken from unaudited financial information of the respective operating companies that were providing service as of June 30, 2000. Certain information presented herein has been derived from financial statements prepared in accordance with foreign generally accepted accounting principles which differ from U.S. generally accepted accounting principles. In addition, certain amounts have been converted to U.S. dollars using the June 30, 2000 exchange rates for the convenience translation.
(4)  Summation of the gross operating system data on the previous page.
(5) Summation of the gross operating system data on the previous page, for those systems that we consolidate in our financial statements due to majority ownership and control.
(6) Summation of the gross operating system data on the previous page, multiplied by our ownership percentage for each respective system.
(7) The consolidated financial information for @Entertainment (Poland) is included in Programming. The financial information for @Entertainment (Poland) within Gross Data is included in video.

RESULTS OF OPERATIONS

The following table sets forth information from our major consolidated operating systems:

                                                                            For the Three Months Ended     For the Six Months Ended
                                                                                     June 30,                      June 30,
                                                                            ---------------------------    -------------------------
                                                                               2000             1999          2000           1999
                                                                            ----------       ----------    ----------     ----------
                                                                                  (In thousands)                 (In thousands)
     UPC Revenue (USD):
       Video............................................................     $146,565          $74,969     $ 286,335       $142,734
       Telephone........................................................       42,309            7,467        74,811         11,190
       Internet/data....................................................       18,109            4,458        31,378          7,758
       Programming and DTH..............................................       13,545              966        23,995          1,165
       Other............................................................        1,653                -         2,920            887
                                                                             --------          -------     ---------       --------
            Total UPC Revenue...........................................     $222,181          $87,860     $ 419,439       $163,734
                                                                             ========          =======     =========       ========
     UPC Adjusted EBITDA (USD):
       Video............................................................     $ 56,227          $33,554     $ 107,264       $ 64,107
       Telephone........................................................      (29,228)          (7,640)      (47,399)       (13,817)
       Internet/data....................................................      (48,446)         (15,885)      (88,057)       (24,961)
       Programming and DTH..............................................      (24,798)          (9,102)      (51,147)       (11,795)
       Other............................................................      (26,582)               -       (50,218)        (5,479)
                                                                             --------          -------     ---------       --------
            Total UPC Adjusted EBITDA (1)...............................     $(72,827)         $   927     $(129,557)      $  8,055
                                                                             ========          =======     =========       ========
     Austar United Revenue (USD):
       Video............................................................     $ 41,688          $34,388     $  83,381       $ 64,820
       Telephone........................................................            -                -         3,166              -
       Internet/data and other..........................................          859                -         2,344              -
                                                                             --------          -------     ---------       --------
            Total Austar United Revenue.................................     $ 42,547          $34,388     $  88,891       $ 64,820
                                                                             ========          =======     =========       ========
     Austar United Adjusted EBITDA (USD):
       Video............................................................     $  2,030          $   619     $   2,969       $ (1,441)
       Telephone........................................................          (89)               -          (483)             -
       Internet/data and other..........................................       (8,423)          (2,131)      (13,017)        (3,525)
                                                                             --------          -------     ---------       --------
            Total Austar United Adjusted EBITDA (1)                          $ (6,482)         $(1,512)    $ (10,531)      $ (4,966)
                                                                             ========          =======     =========       ========
     VTR Revenue (USD)
       Video............................................................     $ 29,236          $28,180     $  58,188       $ 55,963
       Telephone........................................................        7,248            3,425        13,813          5,061
       Internet/data....................................................          135                -           242              -
                                                                             --------          -------     ---------       --------
            Total VTR Revenue...........................................     $ 36,619          $31,605     $  72,243       $ 61,024
                                                                             ========          =======     =========       ========
     VTR Adjusted EBITDA (USD)
       Video............................................................     $ 10,722          $ 5,191     $  19,887       $ 12,436
       Telephone........................................................       (4,002)             977        (5,692)          (438)
       Internet/data....................................................         (804)               -          (929)             -
       Other............................................................       (2,302)          (1,024)       (4,528)        (1,024)
                                                                             --------          -------     ---------       --------
            Total VTR Adjusted EBITDA (1)...............................     $  3,614          $ 5,144     $   8,738       $ 10,974
                                                                             ========          =======     =========       ========

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

The following rates for the primary currencies that impact our financial statements are shown below per one U.S. dollar:

                                                                           Australian        Chilean
                                                               Euro          Dollar           Peso
                                                           -------------  --------------  --------------
     Average rate three months ended June 30, 2000........    1.0713          1.6933         520.6675
     Average rate three months ended June 30, 1999........    0.9459          1.5302         489.6650
     Average rate six months ended June 30, 2000..........    1.0372          1.6442         516.5963
     Average rate six months ended June 30, 1999..........    0.9190          1.5489         487.5346

REVENUE. Revenue increased $157.2 million, or 107.7%, from $146.0 million for the three months ended June 30, 1999 to $303.2 million for the three months ended June 30, 2000. Revenue increased $330.5 million, or 130.2%, from $253.9 million for the six months ended June 30, 1999 to $584.4 million for the six months ended June 30, 2000.

EUROPE. Revenue for UPC in U.S. dollar terms increased $134.3 million, or 152.8% from $87.9 million for the three months ended June 30, 1999 to $222.2 million for the three months ended June 30, 2000, despite a 13.3% devaluation of the Euro to the U.S. dollar from period to period. Revenue for UPC in U.S. dollar terms increased $255.7 million, or 156.2% from $163.7 million for the six months ended June 30, 1999 to $419.4 million for the six months ended June 30, 2000, despite a 12.9% devaluation of the Euro to the U.S. dollar from period to period. For both the three month period and the six month period, the increase in video revenue resulted primarily from UPC's acquisitions. The increase in video revenue for the three months ended June 30, 2000 attributable to acquisitions totaled 91.6% of the total increase. Of this increase, acquisitions in The Netherlands represent 43.9%, acquisitions in France represent 23.2%, the acquisition in Poland represents 11.1% and the acquisition in Sweden represents 11.8%. The increase in video revenue for the six months ended June 30, 2000 attributable to acquisitions totaled 92.9% of the total increase. Of this increase, acquisitions in The Netherlands represent 35.0%, acquisitions in France represent 22.8%, the acquisition in Poland represents 23.0% and the acquisition in Sweden represents 10.6%. The remaining increase in video revenue came from subscriber growth, increased revenue per subscriber in Austria, Norway, UPC's existing system in France, and UPC's systems in Eastern Europe. The increase in UPC's telephone revenue is primarily due to the launch of local telephone services, under the brand name Priority Telecom, in UPC's Austrian, Dutch, French and Norwegian systems. In addition, UPC began consolidating telephone revenue from its acquisitions of A2000 (September 1999) and Monor (December 1999). The increase in UPC's Internet/data revenue is primarily due to the launch of residential and business cable-modem high-speed Internet access services, branded chello broadband in April 1999. During the second quarter of 1999, UPC launched chello broadband on the upgraded portion of its networks in Austria, Belgium, France, the Netherlands (with the exception of A2000) and Norway. UPC launched chello broadband at A2000 (Netherlands) as well as in Sweden in the fourth quarter of 1999. The increase in UPC's Programming and DTH revenue from period to period is primarily due to the acquisition of @Entertainment in August 1999.

ASIA/PACIFIC. Revenue for Austar United increased $8.1 million, or 23.5% from $34.4 million for the three months ended June 30, 1999 to $42.5 million for the three months ended June 30, 2000, despite a 10.7% devaluation of the Australian dollar to the U.S. dollar from period to period. Austar United's revenue increased $24.1 million, or 37.2%, from $64.8 million for the six months ended June 30, 1999 to $88.9 million for the six months ended June 30, 2000, despite a 6.2% devaluation of the Australian dollar to the U.S. dollar from period to period. The increase in video revenue from period to period was primarily due to Austar United's subscriber growth (406,326 at June 30, 2000 compared to 329,002 at June 30, 1999) as well as growth in premium tiers, resulting in an average revenue per subscriber of $33.49 and $33.67 for the three and six months ended June 30, 2000, respectively, compared to $33.91 and $32.48 for the same periods in the prior year.

LATIN AMERICA. We began consolidating the results of operations of VTR effective May 1, 1999. Revenue for VTR in U.S. dollar terms increased $5.0 million, or 15.8%, from $31.6 million for the three months ended June 30, 1999 to $36.6 million for the three months ended June 30, 2000, despite a 6.3% devaluation of the Chilean peso to the U.S. dollar from period to period. Revenue for VTR in U.S. dollar terms increased $11.2 million, or 18.4% from $61.0 million for the six months ended June 30, 1999 to $72.2 million for the six months ended June 30, 2000, despite a 6.0% devaluation of the Chilean peso to the U.S. dollar from period to period. The increase in telephone revenue of $8.8 million for the six months ended June 30, 2000 compared to the prior year resulted from telephone subscriber growth (94,191 at June 30, 2000 compared to 43,379 at June 30, 1999) as well as an increase in average monthly revenue per subscriber for telephone service from $26.21 for the six months ended June 30, 1999 to $28.61 for the same period in the current year. Video revenue increased a modest $2.2 million for the six months ended June 30, 2000 because of increased churn and lower sales volume than expected for its video service due to an economic recession in Chile and increased competition. The number of subscribers increased slightly from 391,021 as of June 30, 1999 to 394,119 as of June 30, 2000. The average monthly revenue per subscriber for video was $24.87 and $24.83 for the three and six months ended June 30, 2000, respectively, compared to $24.03 and $23.77 for the same periods in the prior year.

ADJUSTED EBITDA. Adjusted EBITDA decreased $78.7 million during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Adjusted EBITDA decreased $138.4 million during the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

EUROPE. Adjusted EBITDA for UPC in U.S. dollar terms decreased $73.7 million, from $0.9 million for the three months ended June 30, 1999 to negative $72.8 million for the three months ended June 30, 2000. Adjusted EBITDA for UPC in U.S. dollar terms decreased $137.7 million, from $8.1 million for the six months ended June 30, 1999 to negative $129.6 million for the six months ended June 30, 2000. Video EBITDA increased 67.6% and 67.3% for the three and six months ended June 30, 2000 compared to the same periods in the prior year, while video revenue increased 95.5% and 100.6%, respectively. As a percentage of revenue, video operating and SG&A expense increased 6.2% from 55.3% for the three months ended June 30, 1999 to 61.5% for the three months ended June 30, 2000, and increased 7.5% from 55.0% for the six months ended June 30, 1999 to 62.5% for the six months ended June 30, 2000. These increases were primarily due to higher operating costs as a percentage of revenue for systems UPC acquired during 1999. UPC expects to reduce this percentage in future years as the new acquisitions are integrated and through other operating efficiencies. UPC's negative Adjusted EBITDA from its local telephone services was due to the recent launch of Priority Telecom in its Austrian, Dutch, French and Norwegian systems. In order to achieve high growth from early market entry, UPC prices its telephone service at a discount compared to services offered by incumbent telecommunications operators. UPC may also waive or discount installation fees. UPC's significant negative Adjusted EBITDA from its Internet/data service was due to the launch of chello broadband on the upgraded portion of its networks in Austria, Belgium, France, The Netherlands (with the exception of A2000) and Norway in the second quarter of 1999. UPC launched chello broadband in A2000 and Sweden in the fourth quarter of 1999. Subsequent to UPC's acquisition of @Entertainment in August 1999, UPC began to restructure the Polish DTH and programming businesses by separating them into two business lines. UPC has incurred significant start-up and restructuring costs related to this endeavor. UPC expects to incur additional operating losses related to its programming and DTH businesses for the next two years, while UPC develops and expands its subscriber base.

ASIA/PACIFIC. Austar United's Adjusted EBITDA loss increased by $5.0 million, or 333.3%, from negative $1.5 million for the three months ended June 30, 1999 to negative $6.5 million for the three months ended June 30, 2000. Austar United's Adjusted EBITDA loss increased by $5.5 million, or 110.0%, from negative $5.0 million for the six months ended June 30, 1999 to negative $10.5 million for the six months ended June 30, 2000. This increase in Adjusted EBITDA loss was primarily due to the increased expenses associated with the launch of Austar United Broadband's Internet business. The Adjusted EBITDA loss for video improved by $1.4 million and $4.4 million for the three and six months ended June 30, 2000, respectively, compared to the same periods in the prior year. Austar's incremental sales growth was partially offset by increased programming costs as subscribers increased and the Australian dollar weakened against the U.S. dollar, as well as by increased marketing costs due to a push for improved brand name awareness in the marketplace during the second quarter. The Adjusted EBITDA loss for the Internet business increased to $5.1 million and $6.6 million for the three and six months ended June 30, 2000, respectively, compared to nil in the prior year as Austar United Broadband rolls out its broadband Internet services.

LATIN AMERICA. We began consolidating the results of operations of VTR effective May 1, 1999. VTR's Adjusted EBITDA in U.S. dollar terms decreased $1.5 million, or 29.4%, from $5.1 million for the three months ended June 30, 1999 to $3.6 million for the three months ended June 30, 2000. VTR's Adjusted EBITDA in U.S. dollar terms decreased $2.3 million, or 20.9% from $11.0 million for the six months ended June 30, 1999 to $8.7 million for the six months ended June 30, 2000. The overall decrease in both periods was due primarily to an increase in management fees of $1.3 and $3.5 million for the three and six months ended June 30, 2000, respectively, compared to the prior periods, as we began consolidating VTR. VTR's Adjusted EBITDA from its video business increased for the three and six months ended June 30, 2000 compared to the prior periods as modest price increases exceeded expenses. Although revenues from telephone services increased significantly from the comparable period in 1999, development expenses of this new business continue to exist. VTR expects these operating and selling, general and administrative expenses as a percentage of telephone revenue to decline in future periods because development costs in general will taper off and certain costs have already been incurred and are fixed in relation to subscriber volumes.

CORPORATE GENERAL AND ADMINISTRATIVE EXPENSE. Corporate general and administrative expense decreased $122.6 million, from $59.0 million for the three months ended June 30, 1999 to a credit of $63.6 million for the three months ended June 30, 2000. Corporate general and administrative expense decreased $76.1 million from $85.1 million for the six months ended June 30, 1999 to $9.0 million for the six months ended June 30, 2000. These decreases were primarily attributable to a stock-based compensation credit of $69.1 million and $0.7 million for the three and six months ended June 30, 2000, respectively, compared to a charge of $47.8 million and $66.4 million for the same periods in 1999. These plans include the UPC phantom stock option plan, the chello phantom stock option plan, the Austar United stock option plan, the ULA phantom stock option plan and the VTR phantom stock option plan, which continue to require variable plan accounting. Under this method of accounting, increases in the fair market value of these shares result in non-cash compensation charges to the statement of operations for vested options, while decreases in the fair market value of these shares will cause a reversal of previous charges taken.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $111.0 million and $225.7 million during the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999, respectively, as follows:

                                                                            For the Three Months Ended     For the Six Months Ended
                                                                                     June 30,                      June 30,
                                                                            ---------------------------    -------------------------
                                                                               2000             1999          2000           1999
                                                                            ----------       ----------    ----------     ----------
                                                                                  (In thousands)                 (In thousands)
     Europe..............................................................    $148,569          $40,878     $277,735        $ 73,099
     Asia/Pacific........................................................      24,770           25,477       54,798          49,945
     Latin America.......................................................      12,969            8,951       25,492           9,411
     Corporate and other.................................................         371              373          752             622
                                                                             --------          -------     --------        --------
          Total depreciation and amortization expense....................    $186,679          $75,679     $358,777        $133,077
                                                                             ========          =======     ========        ========

EUROPE. UPC's depreciation and amortization expense in U.S. dollar terms increased $107.7 million, from $40.9 million for the three months ended June 30, 1999 to $148.6 million for the three months ended June 30, 2000. UPC's depreciation and amortization expense in U.S. dollar terms increased $204.6 million, from $73.1 million for the six months ended June 30, 1999 to $277.7 million for the six months ended June 30, 2000. The increase resulted primarily from acquisitions completed during 1999 in The Netherlands and Poland, as well as additional depreciation related to additional capital expenditures to upgrade the network in UPC's Western European systems and new-build for developing systems.

ASIA/PACIFIC. Depreciation and amortization expense for Austar United decreased $1.0 million, or 3.9%, from $25.5 million for the three months ended June 30, 1999 to $24.5 million for the three months ended June 30, 2000. On a functional currency basis, Austar United's depreciation and amortization expense increased A$1.8 million, from A$39.0 million for the three months ended June 30, 1999 to A$40.8 million for the three months ended June 30, 2000, a 4.6% increase. Depreciation and amortization expense for Austar United increased $4.3 million, or 8.6%, from $49.9 million for the six months ended June 30, 1999 to $54.2 million for the six months ended June 30, 2000. On a functional currency basis, Austar United's depreciation and amortization expense increased A$11.5 million, from A$77.5 million for the six months ended June 30, 1999 to A$89.0 million for the six months ended June 30, 2000, a 14.8% increase. This increase is primarily due to Saturn being consolidated for the first quarter 2000 and reported under the equity method during the first six months in 1999.

LATIN AMERICA. The increase in the three and six months ended June 30, 2000 is due to consolidating the results of operations of VTR effective May 1, 1999.

GAIN ON ISSUANCE OF COMMON EQUITY SECURITIES BY SUBSIDIARIES. During February 1999, UPC successfully completed an initial public offering selling 133.8 million shares on the Amsterdam Stock Exchange and Nasdaq, raising gross and net proceeds at $10.93 per share of $1,463.0 million and $1,364.1 million, respectively. Concurrent with the offering, a third party exercised an option and acquired approximately 4.7 million ordinary shares of UPC, resulting in proceeds to UPC of $45.0 million. Based on the carrying value of our investment in UPC as of February 11, 1999, we recognized a gain of $822.1 million from the resulting step-up in the carrying amount of our investment in UPC, in accordance with SAB 51. In March 2000, Austar United successfully priced a second public offering selling 20.0 million shares on the Australian Stock Exchange, raising gross and net proceeds at $5.20 per share of $104.0 million and $102.4 million, respectively. Based on the carrying value of our investment in Austar United as of March 29, 2000, we recognized a gain of $66.8 million from the resulting step-up in the carrying amount of our investment in Austar United, in accordance with SAB 51. We recorded an additional gain in accordance with SAB 51 of $6.8 million related to the UPC France transaction in February 2000.

No deferred taxes were recorded related to these gains due to our intent on holding our investment in UPC and Austar United indefinitely.

INTEREST INCOME. Interest income increased during the three and six months ended June 30, 2000 compared to the corresponding periods in the prior year due to higher cash balances related to the issuance of new debt and equity in late 1999.

INTEREST EXPENSE. Interest expense increased $140.1 million, from $61.8 million during the three months ended June 30, 1999 to $201.9 million during the three months ended June 30, 2000. Interest expense increased $299.0 million, from $118.5 million during the six months ended June 30, 1999 to $417.5 million during the six months ended June 30, 2000. These increases were primarily due to the $4.1 billion of senior notes and senior discount notes issued by UPC from July 1999 through January 2000, as well as continued accretion of interest on our $1,375.0 million aggregate principal amount 1998 senior notes and our 1999 senior notes.

FOREIGN CURRENCY EXCHANGE LOSS. Foreign currency exchange loss increased $46.5 million from $14.7 million for the three months ended June 30, 1999 to $61.2 million for the three months ended June 30, 2000. Foreign currency exchange loss increased $103.9 million from $20.2 million for the six months ended June 30, 1999 to $124.1 million for the six months ended June 30, 2000. These increases were primarily due to UPC, which has bond and notes payable that are denominated in U.S. dollars.

MINORITY INTERESTS IN SUBSIDIARIES. The minority interests' share of losses increased $112.3 million from $62.2 million for the three months ended June 30, 1999 to $174.5 million for the three months ended June 30, 2000. Minority interests' share of losses increased $326.7 million from $74.9 million for the six months ended June 30, 1999 to $401.6 million for the six months ended June 30, 2000. The initial public offerings of UPC (February 1999) and Austar United (July 1999) and other share issuances have reduced our ownership from 100% and 98.0% as of December 31, 1998 to 53.0% and 72.3% as of June 30, 2000 for UPC and Austar United, respectively. For accounting purposes we continue to consolidate 100% of the results of operations of UPC and Austar United, then deduct the minority interests' share of income (loss) before arriving at net income (loss). Of the total increase for the three and six months ended June 30, 2000, $101.1 million and $305.6 million related to UPC, respectively, and $11.6 million and $21.2 million related to Austar United, respectively.

SHARE IN RESULTS OF AFFILIATED COMPANIES. Our share in results of affiliates totaled $17.7 million and $11.0 million for the three months ended June 30, 2000 and 1999, respectively, and $39.9 million and $31.6 million for the six months ended June 30, 2000 and 1999, respectively, as follows:

                                                                            For the Three Months Ended     For the Six Months Ended
                                                                                     June 30,                      June 30,
                                                                            ---------------------------    -------------------------
                                                                               2000             1999          2000           1999
                                                                            ----------       ----------    ----------     ----------
                                                                                  (In thousands)                 (In thousands)
     Europe:
       A2000 (1)........................................................     $      -         $ (7,724)    $      -        $(12,813)
       UTH (2)..........................................................            -                -            -          (2,757)
       Hungary..........................................................            -                -            -            (111)
       Tevel............................................................        3,003              268       (3,378)         (1,830)
       Melita ..........................................................         (210)            (172)        (474)           (167)
       Monor............................................................            -            1,004            -             851
       Iberian Programming..............................................        1,357                -        1,979               -
       SBS..............................................................       (4,395)               -      (11,397)              -
       PrimaCom.........................................................       (5,241)               -      (10,993)              -
       Other............................................................       (3,702)             436       (5,890)            304
                                                                             --------         --------     --------        --------
                                                                               (9,188)          (6,188)     (30,153)        (16,523)
                                                                             --------         --------     --------        --------
     Asia/Pacific:
       Saturn (3).......................................................       (7,787)          (1,634)      (7,787)         (3,582)
       XYZ Entertainment................................................          201.          (1,207)        (414)         (4,393)
       Pilipino Cable Corporation.......................................           44              117           56             (64)
       Hunan International TV...........................................          393              330          487             201
       Other............................................................         (199)               -         (165)              -
                                                                             --------         --------     --------        --------
                                                                               (7,348)          (2,394)      (7,823)         (7,838)
                                                                             --------         --------     --------        --------
     Latin America:
       VTR (4)..........................................................            -             (990)           -          (3,963)
       Megapo...........................................................         (623)              81         (683)            238
       MGM Networks LA..................................................         (549)          (1,608)      (1,398)         (3,646)
       Jundiai..........................................................           26               53          116             124
                                                                             --------         --------     --------        --------
                                                                               (1,146)          (2,464)      (1,965)         (7,247)
                                                                             --------         --------     --------        --------

     Total share in results of affiliates...............................     $(17,682)        $(11,046)    $(39,941)       $(31,608)
                                                                             ========         ========     ========        ========

(1) Effective September 1, 1999, we increased our ownership interest in A2000 from 50.0% to 100% and began consolidating its results of operations.
(2) Effective February 1, 1999 we increased our ownership interest in UTH from 51.0% to 100% and began consolidating its results of operations.
(3) Effective January 1, 1998, we discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting due to certain minority shareholder's rights. Effective August 1, 1999, we increased our ownership interest in Saturn to 100% and began consolidating its results of operations. Effective April 1, 2000 we discontinued consolidating the results of operations of Saturn and returned to the equity method of accounting due to the joint venture with Telstra.
(4) Effective May 1, 1999, we increased our ownership interest in VTR to 100% and began consolidating its results of operations.

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

                                                                                       For the Six
                                                                   Inception to        Months Ended
United (Parent Only)                                             December 31, 1999     June 30, 2000        Total
--------------------                                             -----------------     -------------     ------------
                                                                                       (In millions)
Financing Sources:
  Gross bond proceeds..........................................      $1,347.0            $      -          $1,347.0
  Gross equity proceeds........................................       1,686.7(1)              5.4           1,692.1
  Asset sales, dividends and note payments.....................         319.1                50.8             369.9
  Interest income and other....................................          95.0                41.6             136.6
                                                                     --------            --------          --------
       Total sources...........................................       3,447.8                97.8           3,545.6
                                                                     --------            --------          --------
Application of Funds:
  Investment in:
    UPC........................................................        (459.1)                0.6            (458.5)
    UAP........................................................        (315.6)(1)               -            (315.6)
    ULA........................................................        (623.6)             (101.8)           (725.4)
    Other......................................................         (25.8)              (12.0)            (37.8)
                                                                     --------            --------          --------
       Total...................................................      (1,424.1)             (113.2)         (1,537.3)
  Repayment of bonds...........................................        (532.1)(2)               -            (532.1)
  Offering costs...............................................        (102.2)                  -            (102.2)
  Corporate equipment and development..........................         (31.0)                  -             (31.0)
  Corporate overhead and other.................................        (122.6)              (14.3)           (136.9)
                                                                     --------            --------          --------
       Total uses..............................................      (2,212.0)             (127.5)         (2,339.5)
                                                                     --------            --------          --------

  Period change in cash........................................       1,235.8               (29.7)          1,206.1
  Cash, beginning of period....................................             -             1,235.8                 -
                                                                     --------            --------          --------
  Cash, end of period..........................................      $1,235.8            $1,206.1           1,206.1
                                                                     ========            ========          --------
United's Subsidiaries
---------------------
Cash, end of period:
  UPC..........................................................                                               552.5
  UAP..........................................................                                               307.6
  ULA..........................................................                                                 6.8
  Other..................................... ..................                                                 5.8
                                                                                                           --------
       Total United's subsidiaries.............................                                               872.7
                                                                                                           --------
       Total consolidated cash, cash equivalents, restricted
         cash and short-term liquid investments................                                            $2,078.8
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

UNITED PARENT. We had $1,206.1 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of June 30, 2000. Additional sources of cash through 2000 may include the raising of additional private or public debt and/or equity and/or the receipt of sales proceeds from the disposition of non-strategic assets by certain subsidiaries. Uses of cash in the next year will include continued funding to the Latin America region to meet existing growth plans of our systems, as well as potential acquisitions in that region, and corporate overhead. We estimate approximately $65.0 million of United Parent funding will be required by systems in the Latin America region during the remainder of 2000. We believe that our existing capital resources will enable us to assist in satisfying the operating and development requirements of our other subsidiaries and cover corporate overhead for the remainder of the year. To the extent we pursue new acquisitions or development opportunities, we may need to raise additional capital or seek strategic partners. Because we do not currently generate positive operating cash flow, our ability to repay our long-term obligations will be dependent on developing one or more additional sources of cash.

UPC. UPC had $552.5 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of June 30, 2000. In May 2000, UPC closed a euro4.0 ($3.8) billion 8.0 and 8.75 year Operating and Term Loan Commitment. The facilities will refinance existing operating company bank debt currently totaling euro1.7 ($1.6) billion as of June 30, 2000. The new loan facilities will add euro2.3 ($2.2) billion of liquidity and will be used to finance the further rollout of digital and triple play services. The loan is expected to be closed and drawn in the third quarter 2000. UPC may need to raise additional capital in the future to the extent UPC pursues additional acquisitions or development opportunities.

UAP. UAP had $307.6 million of cash, cash equivalents and short-term liquid investments on hand as of June 30, 2000. This cash will be used to expand Austar United's customer base, complete the build-out of its network and introduce new services such as telephone and Internet/data.

ULA. ULA had $6.8 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of June 30, 2000. ULA's systems, which are at various stages of construction and development, will generally depend on funding from us and project financing to meet their growth needs. To the extent ULA pursues additional acquisitions or development opportunities, ULA may need to raise additional capital or seek strategic partners.

STATEMENTS OF CASH FLOWS

We had cash and cash equivalents of $969.4 million as of June 30, 2000, a decrease of $956.5 million from $1,925.9 million as of December 31, 1999. Cash and cash equivalents of $252.1 million as of June 30, 1999 represented an increase of $216.5 million from $35.6 million as of December 31, 1998.

                                                                                           For the Six Months Ended
                                                                                                   June 30,
                                                                                           -------------------------
                                                                                              2000            1999
                                                                                           -----------     ---------
                                                                                                 (In thousands)
     Cash flows from operating activities.............................................     $ (226,005)     $ (53,196)
     Cash flows from investing activities.............................................     (2,807,839)      (941,040)
     Cash flows from financing activities.............................................      2,192,946      1,260,671
     Effect of exchange rates on cash.................................................       (115,650)       (49,936)
                                                                                           ----------      ---------
     Net increase in cash and cash equivalents........................................       (956,548)       216,499
     Cash and cash equivalents at beginning of period.................................      1,925,915         35,608
                                                                                           ----------      ---------
     Cash and cash equivalents at end of period.......................................     $  969,367      $ 252,107
                                                                                           ==========      =========

SIX MONTHS ENDED JUNE 30, 2000

Principal sources of cash during the six months ended June 30, 2000 included $1,612.2 million in proceeds from the issuance of senior notes and senior discount notes by UPC and $940.1 million of borrowings on various subsidiary facilities, including $289.2 million under the new UPC Nederland Facility, $192.8 million under the UPC Senior Credit Facility, $142.7 million from the new UPC France Facility and $223.1 million under UPC's new A2000 Facility, proceeds of which were used to pay off existing A2000 Facilities. Additional sources of cash included net proceeds of $102.4 million from Austar United's second public offering of common equity securities, $10.6 million from the exercise of stock options and $35.9 million from affiliate dividends and other investing and financing sources.

Principal uses of cash during the six months ended June 30, 2000 included $1,006.0 million for the acquisition of the K&T Group in The Netherlands, $352.2 million for other acquisitions, $633.6 million of capital expenditures for system upgrade and new-build activities, $530.7 million of net cash invested in short-term liquid investments, $416.1 million for repayments of debt, $160.6 million for an additional investment in SBS, $122.1 million for shares in Primacom AG, $38.6 million of other investments in affiliates, $115.7 million negative exchange rate effect on cash, $56.3 million for deferred financing costs and $225.8 million for operating activities and other investing and financing uses.

SIX MONTHS ENDED JUNE 30, 1999

Principal sources of cash during the six months ended June 30, 1999 included $1,409.1 million in proceeds from UPC's initial public offering and DIC's exercise of its option to acquire shares in UPC, $266.6 million of borrowings on the New Telekabel Facility, $208.9 million in proceeds from the issuance of the 1999 Notes, $162.1 million of borrowings on the New Austar Bank Facility, $54.4 million of borrowings on the UPC Senior Revolving Credit Facility, $30.0 million of borrowings on the VTR Bank Facility, $42.8 million of borrowings by our other operating companies, $36.9 million from the issuance of our and UPC's equity securities, $18.0 million of proceeds from the sale of our Hungarian programming assets and $3.9 million from other investing and financing sources.

Principal uses of cash during the six months ended June 30, 1999 included $252.7 million for the acquisition of the additional 66.0% interest in VTR, $252.0 million for the acquisition of the additional 49.0% interest in UTH, $109.7 million for the acquisition of GelreVision, $67.7 million for other acquisitions, $306.1 million for the repayment of the existing facility at UTH, $306.1 million for the repayment of a portion of the UPC Senior Revolving Credit Facility, $129.1 million for the repayment of the Austar Bank Facility, $56.1 million for the repayment of the UPC Bridge Bank Facility, $45.0 million for the repayment of a portion of the DIC Loan, $69.3 million for the repayment of other loans, $220.3 million of capital expenditures for system upgrade and new-build activities, $49.9 million negative exchange rate effect on cash, $37.8 million of funding to our affiliates, $20.2 million for deferred financing costs, $18.0 million for payment of a note, and $76.2 million for operating activities and other investing and financing uses.

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

IMPACT OF FOREIGN CURRENCY EXCHANGE RATES

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

                                                                        Amount Outstanding
                                                                        as of June 30, 2000
                                                                        -------------------
                                                                          (In thousands)
     U.S. Dollar Denominated Facilities:
       Stjarn Seller's Note due 2000 (1)..............................     $  100,000
       UPC 12.5% Senior Discount Notes due 2009 (1)...................        448,104
       UPC 13.375% Senior Discount Notes due 2009 (1).................        272,891
       UPC 13.75% Senior Discount Notes due 2010 (1)..................        543,860
       UPC 11.25% Senior Notes due 2010 (1)...........................        595,883
       @Entertainment  Senior Discount Notes (1)......................        279,578
       UPC DIC Loan (1)...............................................         44,672
       VTR Bank Facility (2)..........................................        176,000
       Intercompany Loan to VTR (2)...................................        148,600
                                                                           ----------
                                                                           $2,609,588
                                                                           ==========
     -----------------
     (1)  Functional currency is Euros
     (2)  Functional currency is Chilean Pesos.

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

                                As of June 30, 2000                          Expected payment as of December 31,
                              -----------------------   ----------------------------------------------------------------------------
                              Book Value   Fair Value     2000       2001       2002      2003      2004     Thereafter    Total
                              ----------   ----------   ---------  ---------  --------  --------  ---------  ---------- ------------
                                                                        (U.S. dollars, in thousands, except interest rates)
Fixed rate United
 USD 1998 Notes.............. $1,044,857   $  948,750   $      -   $      -   $      -   $     -   $      -  $1,044,857  $1,044,857
     Average interest rate...      10.75%       12.32%
Fixed rate United
 USD 1999 Notes.............. $  236,630   $  220,477   $      -   $      -   $      -   $     -   $      -  $  236,630  $  236,630
     Average interest rate...     10.875%       12.82%
Fixed rate UPC USD
 Senior Notes due 2009 ...... $  719,738   $  694,576   $      -   $      -   $      -   $     -   $      -  $  719,738  $  719,738
     Average interest rate...     10.875%       13.18%
Fixed rate UPC Euro
 Senior Notes due 2009....... $  286,096   $  246,042   $      -   $      -   $      -   $     -   $      -  $  286,096  $  286,096
     Average interest rate...     10.875%       13.39%
Fixed rate UPC USD Senior
 Discount Notes due 2009..... $  448,104   $  363,825   $      -   $      -   $      -   $     -   $      -  $  448,104  $  448,104
     Average interest rate...     12.50%       15.48%
Fixed rate UPC USD Senior
 Notes due 2007.............. $  181,821   $  178,000   $      -   $      -   $      -   $     -   $      -  $  181,821  $  181,821
     Average interest rate...     10.875%       13.26%
Fixed rate UPC Euro Senior
 Notes due 2007.............. $   95,365   $   84,875   $      -   $      -   $      -   $     -   $      -  $  95,365   $   95,365
     Average interest rate...     10.875%       13.26%
Fixed rate UPC USD Senior
 Notes due 2009.............. $  227,359   $  225,715   $      -   $      -   $      -   $     -   $      -  $  227,359  $  227,359
     Average interest rate...     11.25%       13.34%
Fixed rate UPC Euro Senior
 Notes due 2009.............. $   95,655   $   84,761   $      -   $      -   $      -   $     -   $      -  $   95,655  $   95,655
     Average interest rate...     11.25%        13.44%
Fixed rate UPC USD Senior
 Discount Notes due 2009..... $  272,891   $  234,220   $      -   $      -   $      -   $     -   $      -  $  272,891  $  272,891
     Average interest rate...     13.375%       15.42%
Fixed rate UPC Euro Senior
 Discount Notes due 2009..... $  103,989   $   89,252   $      -   $      -   $      -   $     -   $      -  $  103,989  $  103,989
     Average interest rate...     13.375%       15.42%
Fixed rate UPC USD Senior
 Notes due 2010.............. $  595,883   $  534,000   $      -   $      -   $      -   $     -   $      -  $  595,883  $  595,883
     Average interest rate...     11.25%        13.36%
Fixed rate UPC Euro Senior
 Notes due 2010.............. $  189,367   $  167,843   $      -   $      -   $      -   $     -   $      -  $  189,367  $  189,367
     Average interest rate...     11.25%        13.31%
Fixed rate UPC USD Senior
 Notes due 2010.............. $  281,139   $  267,000   $      -   $      -   $      -   $     -   $      -  $  281,139  $  281,139
     Average interest rate...     11.50%        13.58%
Fixed rate UPC USD Senior
 Discount Notes due 2010..... $  543,860   $  475,000   $      -   $      -   $      -   $     -   $      -  $  543,860  $  543,860
     Average interest rate...     13.75%        15.38%

                                As of June 30, 2000                          Expected payment as of December 31,
                              -----------------------   ----------------------------------------------------------------------------
                              Book Value   Fair Value     2000       2001       2002      2003      2004     Thereafter    Total
                              ----------   ----------   ---------  ---------  --------  --------  ---------  ---------- ------------
                                                                        (U.S. dollars, in thousands, except interest rates)
Fixed rate United
 USD A/P Notes............... $  436,336   $  448,509   $        - $      -  $      -   $      -  $      -  $  436,336  $  436,336
     Average interest rate...      14.00%       13.32%
Variable rate UPC NLG
 Senior Credit Facility(1)... $  531,007   $  531,007   $  531,007 $      -  $      -   $      -  $      -  $        -  $  531,007
     Average interest rate...        7.2%         7.2%
Variable rate Telekabel
 Euro Facility(1)............ $  214,715   $  214,715   $  214,715 $      -  $      -   $      -  $      -  $        -  $  214,715
     Average interest rate...        5.9%         5.9%
Variable rate CNBH NLG
 Facility(1)................. $  115,618   $  115,618   $  115,618 $      -  $      -   $      -  $      -  $        -  $  115,618
     Average interest rate...        5.3%         5.3%
Variable rate New A2000
 Facilities(1)............... $  220,702   $  220,702   $  220,702 $      -  $      -   $      -  $      -  $        -  $  220,702
     Average interest rate...        4.7%         4.7%
Variable rate Rhone
 Vision Cable FFR Credit
 Facility(1)................. $   58,135   $   58,135   $   58,135 $      -  $      -   $      -  $      -  $        -  $   58,135
     Average interest rate...        4.9%         4.9%
Fixed rate UPC USD
 DIC Loan.................... $   44,672   $   44,672   $   44,672 $      -  $      -   $      -  $      -  $        -  $   44,672
     Average interest rate...        8.0%         8.0%
Stjarn Seller's Note......... $  100,000   $  100,000   $  100,000 $      -  $      -   $      -  $      -  $        -  $  100,000
     Average interest rate...        8.0%         8.0%
Variable rate UPC NL
 Bridge Loan(1).............. $  286,096   $  286,096   $  286,096 $      -  $      -   $      -  $      -  $        -  $  286,096
     Average interest rate...        6.4%         6.4%
Variable rate France
 Facility(1)................. $  141,095   $  141,095   $  141,095 $      -  $      -   $      -  $      -  $        -  $  141,095
     Average interest rate...        6.5%         6.5%
Variable rate VTR USD
 Bank Facility............... $  176,000   $  176,000   $        - $      -  $176,000   $      -  $      -  $        -  $  176,000
     Average interest rate...      11.41%       11.41%
Variable rate Austar A$
 New Austar Bank Facility.... $  219,039   $  219,039   $        - $      -  $  7,666   $ 42,165  $ 67,355  $  101,853  $  219,039
     Average interest rate...        7.4%         7.4%
Fixed rate @Entertainment
 Senior Discount Notes....... $  279,578   $  278,976   $        - $      -  $      -   $ 14,483  $      -  $  265,095  $  279,578
     Average interest rate... 7.0%-14.50%  7.0%-14.62%
                              ----------   ----------   ---------- --------  --------   --------  --------  ----------  ----------
                              $8,145,747   $7,648,900   $1,712,040 $      -  $183,666   $ 56,648  $ 67,355  $6,126,038  $8,145,747
                              ==========   ==========   ========== ========  ========   ========  ========  ==========  ==========

(1) Expected to be refinanced by the Euro4.0 billion Facility.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The annual meeting of stockholders of UnitedGlobalCom, Inc. was held on June 27, 2000. At the annual meeting, two matters were considered and acted upon: (1) the election of three directors to serve until the 2003 annual meeting of stockholders, three directors to serve until the 2001 annual meeting of stockholders and one director to serve until the 2002 annual meeting of stockholders, until their successors are elected and qualified; (2) the ratification of the appointment of Arthur Andersen LLP as independent auditors of UnitedGlobalCom, Inc. for the fiscal year ended December 31, 2000.

Indicated below are the total votes in favor of each director nominee and the total votes abstained:


                                           For                  Withheld
                                           ---                  --------
      Albert M. Carollo                256,039,443              312,682
      Lawrence J. DeGeorge             256,007,968              344,157
      Michael T. Fries                 256,024,268              327,857
      John C. Malone                   256,054,743              297,382
      Mark L. Schneider                256,014,468              337,657
      Henry P. Vigil                   256,051,993              300,132
      Tina M. Wildes                   256,014,468              337,657

In connection with the vote on the ratification of the appointment of the independent auditors, 255,680,100 votes were cast in favor of the appointment and 667,350 votes were cast in opposition thereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)     Exhibits

        27.1    Financial Data Schedule

(b)     Reports on Form 8-K filed during the quarter

        DATE OF FILING              DATE OF EVENT             ITEM REPORTED
        July 12, 2000               June 26, 2000             Item 5 - UnitedGlobalCom,  Inc. and Liberty Media
                                                              Corporation   announced  an  agreement  in  which
                                                              United   will   acquire   certain  of   Liberty's
                                                              international    broadband    distribution    and
                                                              programming   assets  in   exchange   for  $200.0
                                                              million  in  cash  and  75.3  million  shares  of
                                                              United's Class B common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 2000.

                                        UnitedGlobalCom, Inc.
                                        a Delaware corporation

                                        By:    /s/ Valerie L. Cover
                                            ------------------------------------
                                               Valerie L. Cover
                                               Controller and Vice President
                                               (a Duly Authorized Officer and
                                                    Principal Financial Officer)