Form 10-Q
period 2000-09-30
UNITEDGLOBALCOM INC
filed 2000-11-14
CIK 887949

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares outstanding of the Registrant's common stock as of October 25, 2000 was:

Class A Common Stock -- 77,408,632 shares
Class B Common Stock -- 19,221,940 shares

                              UNITEDGLOBALCOM, INC.
                                TABLE OF CONTENTS

                                                                                 Page
                                                                                Number
                                                                                ------
                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
       and December 31, 1999....................................................   3

     Condensed Consolidated Statements of Operations for the Three and Nine
       Months Ended September 30, 2000 and 1999 (Unaudited).....................   4

     Condensed Consolidated Statement of Stockholders' Equity for the Nine
       Months Ended September 30, 2000 (Unaudited)..............................   5

     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 2000 and 1999 (Unaudited)..................................   6

     Notes to Condensed Consolidated Financial Statements (Unaudited)...........   9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..................................................  25

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............  38


                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.......................................  42


                              UNITEDGLOBALCOM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (STATED IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       AS OF                AS OF
                                                                    SEPTEMBER 30,        DECEMBER 31,
ASSETS                                                                  2000                 1999
                                                                    ------------         -----------
Current assets
  Cash and cash equivalents ...................................     $   444,627          $ 1,925,915
  Restricted cash .............................................          16,052               18,217
  Short-term liquid investments ...............................         929,105              629,689
  Subscriber receivables, net of allowance for
    doubtful accounts of $48,671 and $27,808, respectively ....         117,436               83,388
  Costs to be reimbursed by affiliated companies, net .........          12,391               13,430
  Other receivables, including related party receivables
    of $1,933 and $1,680, respectively ........................         162,156              131,622
  Inventory ...................................................         150,511               82,995
  Deferred taxes ..............................................           2,363                2,119
  Other current assets, net ...................................         138,481               98,891
                                                                    -----------          -----------
    Total current assets ......................................       1,973,122            2,986,266
Investments in affiliates, accounted for under the
  equity method, net ..........................................         792,839              309,509
Marketable equity securities and other investments ............          63,499              235,917
Property, plant and equipment, net of accumulated
  depreciation of $752,111 and $482,524, respectively .........       2,961,687            2,379,837
Goodwill and other intangible assets, net of accumulated
  amortization of $350,516 and $170,133, respectively .........       3,719,666            2,944,802
Deferred financing costs, net of accumulated amortization
  of $32,065 and $17,062, respectively ........................         147,171              130,704
Deferred taxes ................................................          14,474                3,698
Other assets, net .............................................          41,921               12,120
                                                                    -----------          -----------
    Total assets ..............................................     $ 9,714,379          $ 9,002,853
                                                                    ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable, including related party payables
    of $194 and $390, respectively ............................     $   334,045          $   306,760
  Accrued liabilities .........................................         438,629              324,431
  Subscriber prepayments and deposits .........................          65,849               41,466
  Short-term debt .............................................         737,400              173,296
  Current portion of other long-term debt .....................         185,701               52,180
  Other current liabilities ...................................           9,134               10,567
                                                                    -----------          -----------
    Total current liabilities .................................       1,770,758              908,700
Senior discount notes and senior notes ........................       5,973,414            4,385,004
Other long-term debt ..........................................       1,333,457            1,604,451
Deferred compensation .........................................          73,751               54,825
Deferred taxes ................................................          16,639               17,074
Other long-term liabilities ...................................          33,519               23,603
                                                                    -----------          -----------
    Total liabilities .........................................       9,201,538            6,993,657
                                                                    -----------          -----------
Minority interests in subsidiaries ............................         277,377              867,970
                                                                    -----------          -----------
Series B Convertible Preferred Stock, stated at
  liquidation value, 113,983 and 116,185 shares issued
  and outstanding, respectively ...............................          27,719               26,920
                                                                    -----------          -----------
Stockholders' equity:
  Class A Common Stock, $0.01 par value, 210,000,000 shares
    authorized, 82,970,942 and 81,574,815
    shares issued and outstanding, respectively ...............             830                  816
  Class B Common Stock, $0.01 par value, 30,000,000 shares
    authorized, 19,221,940 and 19,323,940 shares
    issued and outstanding, respectively ......................             192                  193
  Series C Convertible Preferred Stock, 425,000 shares
    issued and outstanding ....................................         425,000              410,125
  Series D Convertible Preferred Stock, 287,500 shares
    issued and outstanding ....................................         283,867              268,773
  Additional paid-in capital ..................................       1,549,639            1,416,635
  Deferred compensation .......................................        (160,022)            (119,996)
  Treasury stock, at cost, 5,569,240 shares of
    Class A Common Stock ......................................         (29,061)             (29,061)
  Accumulated deficit .........................................      (1,544,189)            (621,941)
  Other cumulative comprehensive loss .........................        (318,511)            (211,238)
                                                                    -----------          -----------
    Total stockholders' equity ................................         207,745            1,114,306
                                                                    -----------          -----------
    Total liabilities and stockholders' equity ................     $ 9,714,379          $ 9,002,853
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

                              UNITEDGLOBALCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (STATED IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                             FOR THE                             FOR THE
                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    -----------------------------     -----------------------------
                                                                       2000              1999             2000             1999
                                                                    ------------     ------------     ------------     ------------
Revenue ........................................................    $    316,153     $    206,732     $    900,560     $    460,646
Operating expense ..............................................        (229,708)        (120,321)        (608,410)        (251,233)
Selling, general and administrative expense ....................        (184,110)        (114,218)        (523,002)        (299,034)
Depreciation and amortization ..................................        (207,519)        (127,298)        (566,296)        (260,375)
                                                                    ------------     ------------     ------------     ------------
    Operating loss .............................................        (305,184)        (155,105)        (797,148)        (349,996)

Gain on issuance of common equity securities by subsidiaries ...          54,085          283,947          127,731        1,106,014
Interest income, including related party income
  of $142, $142, $422 and $420, respectively ...................          31,389           12,993          101,111           22,400
Interest expense ...............................................        (219,654)        (116,255)        (637,145)        (234,712)
(Loss) gain on sale of investments in affiliates ...............          (3,776)            --             (3,776)           7,456
Foreign currency exchange loss, net ............................        (168,496)          (4,629)        (292,606)         (24,834)
Other income (expense), net ....................................           6,594            2,595            1,470           (4,554)
                                                                    ------------     ------------     ------------     ------------
    (Loss) income before other items ...........................        (605,042)          23,546       (1,500,363)         521,774

Income tax benefit, net ........................................           4,151            2,351            6,932            2,656
Minority interests in subsidiaries .............................         291,358           52,854          692,935          127,792
Share in results of affiliates, net ............................         (44,404)         (16,758)         (84,345)         (48,366)
                                                                    ------------     ------------     ------------     ------------
    Net (loss) income ..........................................    $   (353,937)    $     61,993     $   (884,841)    $    603,856
                                                                    ============     ============     ============     ============
Foreign currency translation adjustments .......................    $    (30,627)    $    (17,924)    $    (96,375)    $   (104,493)
Unrealized holding (losses) gains arising during period ........         (40,545)            (339)         (10,898)             127
                                                                    ------------     ------------     ------------     ------------
    Comprehensive (loss) income ................................    $   (425,109)    $     43,730     $   (992,114)    $    499,490
                                                                    ============     ============     ============     ============
Basic net (loss) income attributable to common shareholders ....    $   (366,851)    $     54,071     $   (923,567)    $    594,730
                                                                    ============     ============     ============     ============
Diluted net (loss) income attributable to common shareholders ..    $   (366,851)    $     54,556     $   (923,567)    $    603,856
                                                                    ============     ============     ============     ============
Net (loss) income per common share:
    Basic net (loss) income ....................................    $      (3.81)    $       0.66     $      (9.63)    $       7.39
                                                                    ============     ============     ============     ============
    Diluted net (loss) income ..................................    $      (3.81)    $       0.61     $      (9.63)    $       6.53
                                                                    ============     ============     ============     ============
Weighted-average number of common shares outstanding:
    Basic ......................................................      96,348,642       82,545,254       95,940,658       80,502,722
                                                                    ============     ============     ============     ============
    Diluted ....................................................      96,348,642       89,670,968       95,940,658       92,510,702
                                                                    ============     ============     ============     ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              UNITEDGLOBALCOM, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                  (STATED IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   CLASS A              CLASS B                SERIES C               SERIES D
                                                 COMMON STOCK         COMMON STOCK          PREFERRED STOCK      PREFERRED STOCK
                                              -------------------  --------------------    -------------------  -------------------
                                                SHARES     AMOUNT    SHARES      AMOUNT     SHARES     AMOUNT    SHARES     AMOUNT
                                              ----------   ------  ----------    ------    --------   --------  --------   --------
Balances, December 31, 1999 ................  81,574,815   $  816  19,323,940    $  193     425,000   $410,125   287,500   $268,773
Exchange of Class B Common
  Stock for Class A Common Stock ...........     102,000        1    (102,000)       (1)       --         --        --         --
Issuance of Class A Common Stock
  in connection with Company's
  stock option plans .......................   1,031,537       10        --        --          --         --        --         --
Issuance of Class A Common Stock
  in connection with Company's
  401(k) plan ..............................         705     --          --        --          --         --        --         --
Conversion of Series B
  Convertible Preferred Stock
  into Class A Common Stock ................      48,996        1        --        --          --         --        --         --
Accrual of dividends on
  Series B, C and D
Convertible Preferred Stock ................        --       --          --        --          --       22,313      --       15,094
Issuance of Class A Common Stock
  as dividends on Series C
  Convertible Preferred Stock ..............     212,889        2        --        --          --       (7,438)     --         --
Equity transactions of subsidiaries ........        --       --          --        --          --         --        --         --
Amortization of deferred compensation ......        --       --          --        --          --         --        --         --
Net loss ...................................        --       --          --        --          --         --        --         --
Change in cumulative
  translation adjustments ..................        --       --          --        --          --         --        --         --
Change in unrealized gain on
  available-for-sale securites .............        --       --          --        --          --         --        --         --
                                              ----------   ------  ----------    ------     -------   --------   -------   --------
Balances, September 30, 2000 ...............  82,970,942   $  830  19,221,940    $  192     425,000   $425,000   287,500   $283,867
                                              ==========   ======  ==========    ======     =======   ========   =======   ========

                                                                                                               OTHER
                                             ADDITIONAL                  TREASURY STOCK                      CUMULATIVE
                                              PAID-IN      DEFERRED    -------------------   ACCUMULATED   COMPREHENSIVE
                                              CAPITAL    COMPENSATION   SHARES     AMOUNT      DEFICIT         LOSS        TOTAL
                                             ----------  ------------  ---------  --------   -----------   -------------   -----
Balances, December 31, 1999 ................ $1,416,635  $  (119,996)  5,569,240  $(29,061)  $  (621,941)  $(211,238)   $ 1,114,306
Exchange of Class B Common
  Stock for Class A Common Stock ...........       --           --          --        --            --          --             --
Issuance of Class A Common Stock
  in connection with Company's
  stock option plans .......................      6,239         --          --        --            --          --            6,249
Issuance of Class A Common Stock
  in connection with Company's
  401(k) plan ..............................         21         --          --        --            --          --               21
Conversion of Series B
  Convertible Preferred Stock
  into Class A Common Stock ................        519         --          --        --            --          --              520
Accrual of dividends on
  Series B, C and D
Convertible Preferred Stock ................     (1,319)        --          --        --         (37,407)       --           (1,319)
Issuance of Class A Common Stock
  as dividends on Series C
  Convertible Preferred Stock ..............      7,436         --          --        --            --          --             --
Equity transactions of subsidiaries ........    120,108      (32,683)       --        --            --          --           87,425
Amortization of deferred compensation ......       --         (7,343)       --        --            --          --           (7,343)
Net loss ...................................       --           --          --        --        (884,841)       --         (884,841)
Change in cumulative
  translation adjustments ..................       --           --          --        --            --       (96,375)       (96,375)
Change in unrealized gain on
  available-for-sale securites .............       --           --          --        --            --       (10,898)       (10,898)
                                             ----------  -----------  ----------  --------   -----------   ---------    -----------
Balances, September 30, 2000 ............... $1,549,639  $  (160,022)  5,569,240  $(29,061)  $(1,544,189)  $(318,511)   $   207,745
                                             ==========  ===========  ==========  ========   ===========   =========    ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              UNITEDGLOBALCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (STATED IN THOUSANDS)
                                  (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      -----------------------------
                                                                          2000             1999
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income .................................................   $  (884,841)      $   603,856
Adjustments to reconcile net (loss) income to net
  cash flows from operating activities:
  Gain on issuance of common equity securities
    by subsidiaries ...............................................      (127,731)       (1,106,014)
  Share in results of affiliates, net .............................        79,691            42,369
  Minority interests in subsidiaries ..............................      (692,935)         (127,792)
  Exchange rate differences in U.S.
    dollar-denominated securities .................................       263,915            21,160
  Depreciation and amortization ...................................       566,296           260,375
  Accretion of interest on senior notes and
    amortization of deferred financing costs ......................       334,840           152,325
  Stock-based compensation expense ................................          (960)           71,702
  Loss (gain) on sale of investments in affiliates ................         3,776            (7,456)
  Increase in receivables, net ....................................      (119,654)          (29,950)
  Increase in other assets ........................................      (130,716)           (7,067)
  Increase in accounts payable, accrued liabilities and other .....       186,041            82,487
                                                                      -----------       -----------
     Net cash flows from operating activities .....................      (522,278)          (44,005)
                                                                      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments .........................    (2,734,064)         (557,000)
Proceeds from sale of short-term liquid investments ...............     2,344,894            89,711
Restricted cash deposited, net ....................................            (5)           (2,816)
Investments in affiliates and other investments ...................      (331,576)         (144,117)
Proceeds from sale of investments in affiliated companies .........          --              18,000
New acquisitions, net of cash acquired ............................    (1,387,548)       (2,103,861)
Capital expenditures ..............................................    (1,186,244)         (444,140)
Other .............................................................        13,710            (5,638)
                                                                      -----------       -----------
     Net cash flows from investing activities .....................    (3,280,833)       (3,149,861)
                                                                      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock by subsidiaries ..........................       102,403         1,703,471
Issuance of Series C Convertible Preferred Stock ..................          --             381,788
Issuance of common stock in connection with Company's
  and subsidiary's stock option plans .............................        11,509            24,961
Issuance of common stock in connection with exercise of warrants ..          --              15,168
Proceeds from offering of senior notes and senior discount notes ..     1,612,200         1,727,639
Retirement of existing senior notes ...............................          --                (265)
Proceeds from short-term and long-term borrowings .................     1,215,360           915,186
Deferred financing costs ..........................................       (56,089)          (72,640)
Repayments of short-term and long-term borrowings .................      (414,693)       (1,137,040)
Payment of sellers note ...........................................          --             (18,000)
Other .............................................................          --               2,971
                                                                      -----------       -----------
     Net cash flows from financing activities .....................     2,470,690         3,543,239
                                                                      -----------       -----------
EFFECT OF EXCHANGE RATES ON CASH ..................................      (148,867)          (67,963)
                                                                      -----------       -----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..................    (1,481,288)          281,410
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ....................     1,925,915            35,608
                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................   $   444,627       $   317,018
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

                              UNITEDGLOBALCOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (STATED IN THOUSANDS)
                                  (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                -----------------------------
                                                                    2000             1999
                                                                -----------       -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest .................................      $   283,943      $  54,920
                                                                ===========      =========
  Cash received for interest .............................      $    90,767      $  17,470
                                                                ===========      =========
Acquisition of K&T Group:
  Property, plant and equipment ..........................      $  (227,845)     $    --
  Investments in affiliated companies ....................           (8,430)          --
  Goodwill ...............................................         (786,436)          --
  Long-term liabilities ..................................          225,439           --
  Net current liabilities ................................            8,129           --
  Receivables acquired ...................................         (216,904)          --
                                                                -----------      ---------
     Net cash paid .......................................      $(1,006,047)     $    --
                                                                ===========      =========
Acquisition of 100% of @Entertainment:
  Net current assets .....................................      $      --        $ (51,239)
  Property, plant and equipment ..........................             --         (196,178)
  Goodwill ...............................................             --         (986,814)
  Long-term liabilities ..................................             --          448,566
  Other ..................................................             --          (21,335)
                                                                -----------      ---------
     Total cash paid .....................................             --         (807,000)
  Cash acquired ..........................................             --           62,507
                                                                -----------      ---------
     Net cash paid .......................................      $      --        $(744,493)
                                                                ===========      =========
Acquisition of 100% of Stjarn:
  Property, plant and equipment ..........................      $      --        $ (43,171)
  Goodwill ...............................................             --         (442,094)
  Net current liabilities ................................             --           55,997
  Long-term liabilities ..................................             --           32,268
                                                                -----------      ---------
     Total purchase price ................................             --         (397,000)
  Seller's Note ..........................................             --          100,000
                                                                -----------      ---------
     Total cash paid .....................................             --         (297,000)
  Cash acquired ..........................................             --            3,792
                                                                -----------      ---------
     Net cash paid .......................................      $      --        $(293,208)
                                                                ===========      =========
Acquisition of remaining 49.0% of Dutch joint venture:
  Property, plant and equipment ..........................      $      --        $(210,013)
  Investments in affiliated companies ....................             --          (46,830)
  Goodwill ...............................................             --         (256,749)
  Long-term liabilities ..................................             --          242,536
  Net current liabilities ................................             --            5,384
                                                                -----------      ---------
     Total cash paid .....................................             --         (265,672)
  Cash acquired ..........................................             --           13,629
                                                                -----------      ---------
     Net cash paid .......................................      $      --        $(252,043)
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

                              UNITEDGLOBALCOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              (STATED IN THOUSANDS)
                                  (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                -----------------------------
                                                                    2000             1999
                                                                -----------       -----------
Acquisition of remaining 50.0% of A2000:
  Receivables assumed ...........................................    $  --      $ (13,062)
  Property, plant and equipment .................................       --        (96,539)
  Goodwill ......................................................       --       (274,361)
  Net current liabilities .......................................       --         25,044
  Long-term liabilities .........................................       --        129,918
                                                                     -----      ---------
     Total cash paid ............................................       --       (229,000)
  Cash acquired .................................................       --            521
                                                                     -----      ---------
     Net cash paid ..............................................    $  --      $(228,479)
                                                                     =====      =========
Acquisition of remaining interest in VTR:
  Working capital ...............................................    $  --      $ (10,671)
  Property, plant and equipment .................................       --       (203,200)
  Goodwill and other intangible assets ..........................       --       (242,131)
  Other long-term assets ........................................       --        (14,971)
  Elimination of equity investment in Chilean joint venture .....       --         68,517
  Long-term liabilities .........................................       --        144,277
                                                                     -----      ---------
     Total cash paid ............................................       --       (258,179)
  Cash acquired .................................................       --          5,498
                                                                     -----      ---------
     Net cash paid ..............................................    $  --      $(252,681)
                                                                     =====      =========
Acquisition of 100% of Gelrevision:
  Property, plant and equipment .................................    $  --      $ (49,407)
  Goodwill ......................................................       --        (67,335)
  Net current liabilities .......................................       --          2,682
  Long-term liabilities .........................................       --          4,236
                                                                     -----      ---------
     Total cash paid ............................................       --       (109,824)
  Cash acquired .................................................       --            136
                                                                     -----      ---------
     Net cash paid ..............................................    $  --      $(109,688)
                                                                     =====      =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              UNITEDGLOBALCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000
                                  (UNAUDITED)


1.   ORGANIZATION AND NATURE OF OPERATIONS

UnitedGlobalCom, Inc. (together with its majority-owned subsidiaries, the "Company" or "United") was formed as a Delaware corporation in May 1989, for the purpose of developing, acquiring and managing foreign multi-channel television, programming and telephone operations outside the United States. The following chart presents a summary of the Company's significant investments in telecommunications as of September 30, 2000.

                                                 UNITED

              100%                                                             100%

UNITED EUROPE, INC. ("UEI")                                   UNITED INTERNATIONAL PROPERTIES, INC. ("UIPI")

              52.6%                                           100%                                       100%
UNITED PAN-EUROPE COMMUNICATIONS N.V.                  UNITED ASIA/PACIFIC                    UNITED LATIN AMERICA, INC.
            ("UPC")                                   COMMUNICATIONS, INC.                              ("ULA")
                                                            ("UAP") *

                                                              72.3%
DISTRIBUTION                                  AUSTAR UNITED COMMUNICATIONS, LIMITED       BRAZIL:
AUSTRIA:                                               ("AUSTAR UNITED")                    TV Show Brasil                100.0%
  Telekabel Group                 95.0%                                                     Jundiai                        46.3%
BELGIUM:                                                                                  CHILE:
  UPC Belgium                    100.0%        AUSTRALIA:                                   VTR                           100.0%
CZECH REPUBLIC:                                  Austar                       100.0%      MEXICO:
  Kabel Net                      100.0%          Austar United Broadband      100.0%        Megapo                         90.3%
  Kabel Plus                      99.9%          XYZ Entertainment             50.0%      PERU:
FRANCE:                                        NEW ZEALAND:                                 Cable Star                    100.0%
  UPC France (1)                  92.0%          Telstra Saturn                50.0%      Uruguay:
GERMANY:                                                                                    Enalur                        100.0%
  PrimaCom                        25.1%                                                   LATIN AMERICAN PROGRAMMING:
HUNGARY:                                                                                    MGM Networks LA                50.0%
  UPC Magyarorszag               100.0%        *  OTHER UAP
  Monor                           98.9%
ISRAEL:                                        CHINA:
  Tevel                           46.6%          Hunan International TV        49.0%
MALTA:                                         PHILIPPINES:
  Melita                          50.0%          Pilipino Cable Corporation    19.6%
THE NETHERLANDS:
  UPC Nederland (2)              100.0%
NORWAY:
  UPC Norge                      100.0%
ROMANIA:
  UPC Romania                  51.0% - 70.0%
SLOVAK REPUBLIC:
  UPC Slovak                   95.0% - 100.0%
SWEDEN:
  UPC Sweden                     100.0%

CHELLO BROADBAND                 100.0%

PRIORITY TELECOM
SPAIN:
  Munditelecom                    50.1%
NORWAY:
  El Tele Ostfold                100.0%
THE NETHERLANDS:
  Priority Telecom               100.0%

MEDIA
IRELAND:
  Tara                            80.0%
POLAND:
  UPC Polska                     100.0%
SPAIN:
  Iberian Programming Services    50.0%
UNITED KINGDOM:
  Xtra Music                      50.0%
OTHER:
  SBS                             23.5%
THE NETHERLANDS:
  UPCtv                          100.0%


(1) The investments in Mediareseaux, Videopole, Time Warner Cable France, RCF and Intercomm are held through UPC France.

(2) The investments in GelreVision, A2000, Telekabel Velp, K&T Group, Tebecai and Haarlem are held through UPC Nederland.

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

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements are unaudited and include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those subsidiaries for which the Company did not consolidate the results of operations for the entire nine months ended September 30, 2000 and/or September 30, 1999:

                                                   EFFECTIVE DATE
ENTITY                                            OF CONSOLIDATION              REASON
------                                            ----------------              ------
UTH (UPC Nederland) (1)                           February 1, 1999              Acquisition of remaining 49.0% interest
VTR                                               May 1, 1999                   Acquisition of remaining 66.0% interest
UPC Slovensko (UPC Slovak)                        June 1, 1999                  Acquisition
GelreVision (UPC Nederland)                       June 1, 1999                  Acquisition
RCF                                               June 1, 1999                  Acquisition
Saturn (2)                                        August 1, 1999                Acquisition of remaining 35.0% interest
Stjarn (UPC Sweden)                               August 1, 1999                Acquisition
Videopole (UPC France)                            August 1, 1999                Acquisition
@Entertainment (UPC Polska)                       August 1, 1999                Acquisition
Time Warner Cable France (UPC France)             September 1, 1999             Acquisition
A2000 (UPC Nederland)                             September 1, 1999             Acquisition of remaining 50.0% interest
Kabel Plus                                        October 1, 1999               Acquisition
Monor                                             December 1, 1999              Acquisition
Intercomm (UPC France)                            March 1, 2000                 Acquisition of 92.0% interest
Tebecai (UPC Nederland)                           February 1, 2000              Acquisition
El Tele Ostfold                                   March 1, 2000                 Acquisition
K&T Group (UPC Nederland)                         March 31, 2000                Acquisition

--------------------

(1) Prior to the acquisition date, the equity method of accounting was used because of certain minority shareholder's rights.

(2) Saturn was deconsolidated effective April 1, 2000 in connection with the formation of the 50/50 joint venture, Telstra Saturn.

In management's opinion, all adjustments (of a normal recurring nature) have been made which are necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. For a more complete understanding of the Company's financial position and results of operations, see the consolidated financial statements of the Company included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Additions, replacements, installation costs and major improvements are capitalized, and costs for normal repair and maintenance of property, plant and equipment are charged to expense as incurred. Assets constructed include overhead expense and interest charges incurred during the period of construction; investment subsidies are deducted. Upon disconnection of a subscriber, the remaining book value of the subscriber equipment, excluding converters which are recovered upon disconnection, and the capitalized labor are written off and accounted for as an operating cost. Depreciation is calculated using the straight-line method over the economic life of the asset.

The economic lives of property, plant and equipment at acquisition are as follows:

     Cable distribution networks ......................      3-20 years
     Subscriber premises equipment and converters .....      3-10 years
     MMDS/DTH distribution facilities .................      5-20 years
     Office equipment, furniture and fixtures .........      3-10 years
     Buildings and leasehold improvements .............      3-33 years
     Other ............................................      3-10 years

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

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method for the Company's stock option plans, which results in compensation expense for the difference between the grant price and the fair market value of vested options at each new measurement date. In addition to the Company's stock option plans, UPC, chello broadband, ULA, VTR and Austar United have also adopted stock-based compensation plans for their employees. With respect to these plans, the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock. Subsequent decreases in the estimated fair value result in a credit to the statement of operations, until the options are exercised or expire.

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE

"Basic net (loss) income per share" is determined by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during each period. Net (loss) income available to common stockholders includes the accrual of dividends on convertible preferred stock which is charged directly to additional paid-in capital and/or accumulated deficit. "Diluted net (loss) income per share" includes the effects of potentially issuable common stock, but only if dilutive. On November 11, 1999, the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend distributed on November 30, 1999 to stockholders of record on November 22, 1999. All historical weighted average share and per share amounts have been restated to reflect the stock split.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity and are included in Other Cumulative Comprehensive Loss. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company's operations in foreign countries are translated at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities. Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in a currency other than their own functional currency. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair market value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for the Company's first quarter 2001.

UPC has entered into cross-currency swaps related to $1.55 billion of dollar-denominated senior notes. Under SFAS 133 these cross-currency swaps will not qualify for hedge accounting, and therefore the cross-currency swaps, as well as the senior notes which they relate to, must be presented separately on the balance sheet. The senior notes must be revalued at spot rates based on the USD/euro exchange rate at each balance sheet date, with changes recorded as foreign exchange gains/losses in the statement of operations. The cross-currency swaps likewise must be marked to market at each balance sheet date with changes

                              UNITEDGLOBALCOM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


recorded in the statement of operations. If the Company were to implement SFAS 133 to cross-currency swaps in place at September 30, 2000, the impact for the nine months ended September 30, 2000 would be a gain of between $35.2 and $61.6 million.

In addition to cross-currency swaps, UPC is also a party to a number of other derivative arrangements, primarily through call arrangements embedded in its outstanding senior notes. These calls are embedded derivatives under SFAS 133 and for purposes of implementing SFAS 133 will need to be bifurcated and accounted for separate and apart from the underlying debt. The impact of adopting SFAS 133 on these embedded derivatives is still being evaluated.

In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. Implementation of SAB 101 is required for the fourth quarter of 2000. The Company has assessed the effect of this new standard and does not expect it will have a material effect on its financial position or results of operations.

                              UNITEDGLOBALCOM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   INVESTMENTS IN AFFILIATES, ACCOUNTED FOR UNDER THE EQUITY METHOD

                                                                      AS OF SEPTEMBER 30, 2000
                                   --------------------------------------------------------------------------------------------
                                                                            CUMULATIVE          CUMULATIVE
                                   INVESTMENTS IN       DIVIDENDS         SHARE IN RESULTS      TRANSLATION
                                     AFFILIATES          RECEIVED          OF AFFILIATES        ADJUSTMENTS             TOTAL
                                   --------------       ----------        --------------        -----------          ----------
Europe:                                                                    (IN THOUSANDS)
  SBS .............................  $  264,675         $     --            $  (26,069)         $    5,302          $  243,908
  Tevel ...........................      99,385             (6,180)            (32,595)              5,122              65,732
  Melita ..........................      14,062               --                 1,324              (3,760)             11,626
  Iberian Programming .............      11,947             (2,560)              4,677               1,430              15,494
  Xtra Music ......................      14,491               --                (5,587)               (754)              8,150
  PrimaCom ........................     341,017               --               (17,669)            (36,352)            286,996
  Other ...........................      39,553             (2,060)             (3,315)             (8,017)             26,161
Asia/Pacific:
  XYZ Entertainment ...............      44,306             (3,197)            (13,206)             (2,515)             25,388
  Telstra Saturn ..................      66,624               --               (14,257)             (6,116)             46,251
  Pilipino Cable Corporation ......      17,170               --                (3,130)             (2,588)             11,452
  Hunan International TV ..........       6,061               --                (2,133)                 16               3,944
  Other ...........................       2,879               --                  (120)               (454)              2,305
Latin America:
  Megapo ..........................      75,420            (20,862)             (3,184)             (9,193)             42,181
  MGM Networks LA (1) .............      13,774               --               (13,774)               --                  --
  Jundiai .........................       6,032             (1,572)                221              (1,430)              3,251
                                     ----------         ----------          ----------          ----------          ----------
    Total .........................  $1,017,396         $  (36,431)         $ (128,817)         $  (59,309)         $  792,839
                                     ==========         ==========          ==========          ==========          ==========

                                                               AS OF DECEMBER 31, 1999
                                   ----------------------------------------------------------------------
                                                                   CUMULATIVE     CUMULATIVE
                                   INVESTMENTS IN   DIVIDENDS   SHARE IN RESULTS  TRANSLATION
                                     AFFILIATES     RECEIVED      OF AFFILIATES   ADJUSTMENTS     TOTAL
                                   --------------   ---------   ----------------  -----------    --------
                                                                 (IN THOUSANDS)
Europe:
  SBS ..........................      $ 99,621      $   --         $ (5,421)      $  2,858       $ 97,058
  Tevel ........................       100,679        (6,180)       (12,108)         3,761         86,152
  Melita .......................        14,062          --            2,066         (2,417)        13,711
  Iberian Programming ..........        11,947          --             (460)         2,828         14,315
  Xtra Music ...................         9,913          --           (2,476)          (640)         6,797
  Other ........................        27,447          --              (65)        (1,048)        26,334
Asia/Pacific:
  XYZ Entertainment ............        44,306          --          (18,564)         2,804         28,546
  Pilipino Cable Corporation ...        14,950          --           (3,004)        (2,588)         9,358
  Hunan International TV .......         6,061          --           (2,477)            16          3,600
  Other ........................           350          --             --             --              350
Latin America:
  Megapo .......................        32,496        (1,408)        (1,618)        (9,382)        20,088
  MGM Networks LA (1) ..........        11,988          --          (11,988)          --             --
  Jundiai ......................         6,032        (1,572)            72         (1,334)         3,198
  Other ........................             2          --             --             --                2
                                      --------      --------       --------       --------       --------
     Total .....................      $379,854      $ (9,160)      $(56,043)      $ (5,142)      $309,509
                                      ========      ========       ========       ========       ========

(1) Includes an accrued funding obligation of $2.8 and $3.0 million at September 30, 2000 and December 31, 1999, respectively. The Company would face significant and punitive dilution if it did not make the requested fundings.

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.   PROPERTY, PLANT AND EQUIPMENT

                                                        AS OF                AS OF
                                                     SEPTEMBER 30,        DECEMBER 31,
                                                        2000                 1999
                                                     -----------          -----------
                                                             (IN THOUSANDS)
Cable distribution networks ......................   $ 2,508,055          $ 1,826,781
Subscriber premises equipment and converters .....       581,598              451,505
MMDS/DTH distribution facilities .................       210,177              144,593
Office equipment, furniture and fixtures .........       211,484              103,869
Buildings and leasehold improvements .............       109,859              162,522
Other ............................................        92,625              173,091
                                                     -----------          -----------
                                                       3,713,798            2,862,361
  Accumulated depreciation .......................      (752,111)            (482,524)
                                                     -----------          -----------
  Net property, plant and equipment ..............   $ 2,961,687          $ 2,379,837
                                                     ===========          ===========

5.   GOODWILL AND OTHER INTANGIBLE ASSETS

                                                      AS OF                AS OF
                                                   SEPTEMBER 30,        DECEMBER 31,
                                                      2000                 1999
                                                   ------------         -----------
Europe:                                                   (IN THOUSANDS)
  UPC Nederland ..............................     $ 1,464,669          $   763,714
  UPC Polska .................................         890,618              935,867
  UPC Sweden .................................         378,101              430,606
  UPC N.V ....................................         184,495               29,406
  Telekabel Group ............................         158,244              177,800
  UPC France .................................         153,022              117,787
  UPC Magyarorszag ...........................         106,720               55,068
  Kabel Plus .................................          99,077               85,330
  Priority Telecom ...........................          94,554                 --
  UPC Norge ..................................          68,693               85,405
  El Tele Ostfold ............................          24,374                 --
  Monor ......................................          19,820               24,420
  UPC Belgium ................................          19,748               20,994
  UPC Slovak .................................          19,494               23,026
  Other ......................................          66,159               12,932
Asia/Pacific:
  Austar United ..............................          93,357              114,882
Latin America:
  VTR ........................................         213,261              223,484
  TV Show Brasil .............................           8,129                8,298
  Cable Star .................................           7,138                5,916
  Enalur .....................................             509                 --
                                                   -----------          -----------
                                                     4,070,182            3,114,935
  Accumulated amortization ...................        (350,516)            (170,133)
                                                   -----------          -----------
  Net goodwill and other intangible assets ...     $ 3,719,666          $ 2,944,802
                                                   ===========          ===========

6.   SHORT-TERM DEBT

                                           AS OF               AS OF
                                        SEPTEMBER 30,       DECEMBER 31,
                                            2000                1999
                                        ------------        ------------
                                                 (IN THOUSANDS)
UPC facilities ...............            $732,017            $164,263
Other ULA and UAP ............               5,383               9,033
                                          --------            --------
  Total short-term debt ......            $737,400            $173,296
                                          ========            ========


                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.   SENIOR DISCOUNT NOTES AND SENIOR NOTES

                                                               AS OF                 AS OF
                                                            SEPTEMBER 30,         DECEMBER 31,
                                                                2000                  1999
                                                            ------------          ------------
                                                                       (IN THOUSANDS)
United 1998 Notes .....................................      $1,072,571            $  991,568
United 1999 Notes .....................................         242,948               224,426
UPC Senior Notes July 1999 Offering:
  UPC 10.875% USD Senior Notes due 2009 ...............         663,838               759,442
  UPC 10.875% Euro Senior Notes due 2009 ..............         263,875               301,878
  UPC 12.5% USD Senior Discount Notes due 2009 ........         461,953               421,747
UPC Senior Notes October 1999 Offering:
  UPC 10.875% USD Senior Notes due 2007 ...............         167,700               191,852
  UPC 10.875% Euro Senior Notes due 2007 ..............          87,958               100,625
  UPC 11.25% USD Senior Notes due 2009 ................         209,612               239,905
  UPC 11.25% Euro Senior Notes due 2009 ...............          88,242               100,894
  UPC 13.375% USD Senior Discount Notes due 2009 ......         281,807               255,786
  UPC 13.375% Euro Senior Discount Notes due 2009 .....          99,049               102,847
UPC Senior Notes January 2000 Offering:
  UPC 11.25% USD Senior Notes due 2010 ................         595,971                  --
  UPC 11.25% Euro Senior Notes due 2010 ...............         174,692                  --
  UPC 11.5% USD Senior Notes due 2010 .................         259,193                  --
  UPC 13.75% Senior Discount Notes due 2010 ...........         562,334                  --
@Entertainment Senior Discount Notes ..................         290,403               286,089
United A/P Notes ......................................         451,268               407,945
                                                             ----------            ----------
    Total senior discount notes and senior notes ......      $5,973,414            $4,385,004
                                                             ==========            ==========

8.   OTHER LONG-TERM DEBT

                                             AS OF                    AS OF
                                          SEPTEMBER 30,           DECEMBER 31,
                                              2000                    1999
                                          -----------             -----------
                                                     (IN THOUSANDS)
UPC Senior Credit Facility ........       $   561,946             $   359,720
UPC Nederland Facilities ..........           319,504                 588,310
UPC France Facilities .............           185,688                 146,157
Other UPC .........................            55,930                 123,199
VTR Bank Facility .................           176,000                 176,000
New Austar Bank Facility ..........           217,096                 202,703
Other UAP .........................             2,437                  59,948
Other ULA .........................               557                     594
                                          -----------             -----------
                                            1,519,158               1,656,631
    Less current portion ..........          (185,701)                (52,180)
                                          -----------             -----------
    Total other long-term debt ....       $ 1,333,457             $ 1,604,451
                                          ===========             ===========

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

COMMON STOCK SPLIT

On November 11, 1999, the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend distributed on November 30, 1999, to shareholders of record on November 22, 1999. The effect of the stock split has been recognized retroactively in all share and per share amounts in the accompanying condensed consolidated financial statements and notes.

EQUITY TRANSACTIONS OF SUBSIDIARIES

The issuance of warrants, the issuance of convertible debt with an equity component, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                                           FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2000
                                                   -------------------------------------------
                                                                      AUSTAR
                                                      UPC             UNITED           TOTAL
                                                   --------          --------         --------
                                                                  (IN THOUSANDS)
Variable plan accounting for stock options ..      $ 32,683          $   --           $ 32,683
Deferred compensation expense ...............       (32,683)             --            (32,683)
Amortization of deferred compensation .......       (12,252)            4,909           (7,343)
Issuance of warrants by UPC .................        59,912              --             59,912
Issuance of shares by subsidiary of UPC .....        27,513              --             27,513
                                                   --------          --------         --------
   Total ....................................      $ 75,173          $  4,909         $ 80,082
                                                   ========          ========         ========

OTHER CUMULATIVE COMPREHENSIVE LOSS

                                                           AS OF              AS OF
                                                        SEPTEMBER 30,      DECEMBER 31,
                                                           2000               1999
                                                        ------------       ------------
                                                               (IN THOUSANDS)
Foreign currency translation adjustments ............    $(314,317)         $(217,942)
Unrealized gain on available-for-sale securities ....       (4,194)             6,704
                                                         ---------          ---------
   Total ............................................    $(318,511)         $(211,238)
                                                         =========          =========

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS

                                                                         FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                                ENDED                            ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       -------------------------       -------------------------
                                                                          2000           1999             2000             1999
                                                                       ---------       ---------       ---------       ---------
BASIC:                                                                       (IN THOUSANDS)                  (IN THOUSANDS)
  Net (loss) income .................................................. $(353,937)      $  61,993       $(884,841)      $ 603,856
  Accrual of dividends on Series A Convertible Preferred Stock .......      --                (6)           --              (220)
  Accrual of dividends on Series B Convertible Preferred Stock .......      (444)           (479)         (1,319)         (1,469)
  Accrual of dividends on Series C Convertible Preferred Stock .......    (7,438)         (7,437)        (22,313)         (7,437)
  Accrual of dividends on Series D Convertible Preferred Stock .......    (5,032)           --           (15,094)           --
                                                                       ---------       ---------       ---------       ---------
    Basic net (loss) income attributable to common shareholders ......  (366,851)         54,071        (923,567)        594,730
                                                                       ---------       ---------       ---------       ---------
DILUTED:
  Accrual of dividends on Series A Convertible Preferred Stock .......      --                 6            --               220
  Accrual of dividends on Series B Convertible Preferred Stock .......      -- (1)           479            --  (1)        1,469
  Accrual of dividends on Series C Convertible Preferred Stock .......      -- (1)          --  (1)         --  (1)        7,437
  Accrual of dividends on Series D Convertible Preferred Stock .......      -- (1)          --              --  (1)         --
                                                                       ---------       ---------       ---------       ---------
    Diluted net (loss) income attributable to common shareholders .... $(366,851)      $  54,556       $(923,567)      $ 603,856
                                                                       =========       =========       =========       =========


------------------

(1) Excluded from the calculation of diluted net (loss) income attributable to common shareholders because the effect would be anti-dilutive.

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  SEGMENT INFORMATION

                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                ----------------------------------------------------------------------------------------
                                                                INTERNET/
                                  VIDEO         TELEPHONE         DATA         PROGRAMMING       OTHER           TOTAL
                                ---------       ---------       ---------      -----------     ---------       ---------
REVENUE:                                                            (IN THOUSANDS)
  Europe:
     The Netherlands .........  $  52,090       $  29,509       $  10,414       $   1,685       $     210       $  93,908
     Austria .................     19,104           7,678           6,545            --              --            33,327
     Belgium .................      3,894             357           1,115            --              --             5,366
     Czech Republic ..........      6,018             234              86            --               526           6,864
     France ..................     13,118           2,282             625            --              --            16,025
     Hungary .................     10,818           5,034              98             168               3          16,121
     Norway ..................     11,035             915             736            --              --            12,686
     Poland ..................     17,003            --              --            14,570            --            31,573
     Sweden ..................      7,423              57           1,563            --              --             9,043
     Corporate and Other .....      7,403            --              --                37           1,104           8,544
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Europe ..........    147,906          46,066          21,182          16,460           1,843         233,457
                                ---------       ---------       ---------       ---------       ---------       ---------
  Asia/Pacific:
     Australia ...............     41,859            --             1,225            --               829          43,913
     Corporate and Other .....       --              --              --              --              --              --
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Asia/Pacific ....     41,859            --             1,225            --               829          43,913
                                ---------       ---------       ---------       ---------       ---------       ---------
  Latin America:
     Chile ...................     27,534           9,157             269            --              --            36,960
     Brazil ..................      1,333            --              --              --              --             1,333
     Corporate and Other .....        463            --              --              --                 1             464
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Latin America ...     29,330           9,157             269            --                 1          38,757
                                ---------       ---------       ---------       ---------       ---------       ---------
  Corporate & Other ..........       --              --              --              --                26              26
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Company .........  $ 219,095       $  55,223       $  22,676       $  16,460       $   2,699       $ 316,153
                                =========       =========       =========       =========       =========       =========
ADJUSTED EBITDA: (1)
  Europe:
     The Netherlands .........  $  25,725       $ (21,105)      $ (37,897)      $ (14,034)      $  (4,079)      $ (51,390)
     Austria .................      9,389          (1,167)            464            --              --             8,686
     Belgium .................      1,140              87          (1,573)           --              --              (346)
     Czech Republic ..........        640              11              55          (3,881)            227          (2,948)
     France ..................      3,485          (5,693)         (2,252)           --                 7          (4,453)
     Hungary .................      3,656           2,791            (545)         (3,129)              3           2,776
     Norway ..................      4,234          (2,492)           (576)           --               (96)          1,070
     Poland ..................        362            --              (269)        (11,170)           (161)        (11,238)
     Sweden ..................      2,496            (925)         (1,616)           --               (90)           (135)
     Corporate and Other .....      4,011            (591)          1,792            (311)        (33,464)        (28,563)
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Europe ..........     55,138         (29,084)        (42,417)        (32,525)        (37,653)        (86,541)
                                ---------       ---------       ---------       ---------       ---------       ---------
  Asia/Pacific:
     Australia ...............        608            (777)        (12,829)           --               611         (12,387)
     New Zealand .............       --              --              --              --              --              --
     Corporate and Other .....       --              --              --              --               678             678
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Asia/Pacific ....        608            (777)        (12,829)           --             1,289         (11,709)
                                ---------       ---------       ---------       ---------       ---------       ---------
  Latin America:
     Chile ...................      9,439          (2,842)         (1,299)           --            (2,416)          2,882
     Brazil ..................         82            --              --              --              --                82
     Corporate and Other .....       (265)           --              --              --               984             719
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Latin America ...      9,256          (2,842)         (1,299)           --            (1,432)          3,683
                                ---------       ---------       ---------       ---------       ---------       ---------
  Corporate & Other ..........       --              --              --              --            (3,372)         (3,372)
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Company .........  $  65,002       $ (32,703)      $ (56,545)      $ (32,525)      $ (41,168)      $ (97,939)
                                =========       =========       =========       =========       =========       =========


                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                ----------------------------------------------------------------------------------------
                                                                INTERNET/
                                  VIDEO         TELEPHONE         DATA         PROGRAMMING       OTHER           TOTAL
                                ---------       ---------       ---------      -----------     ---------       ---------
REVENUE:                                                            (IN THOUSANDS)
  Europe:
     The Netherlands .........  $ 148,119       $  71,861       $  24,048       $   2,830       $     549       $ 247,407
     Austria .................     58,719          22,021          18,091            --              --            98,831
     Belgium .................     11,260             958           2,935            --              --            15,153
     Czech Republic ..........     17,854             713              86            --             2,235          20,888
     France ..................     41,078           6,304           1,630            --              --            49,012
     Hungary .................     33,182          15,242             220             168              10          48,822
     Norway ..................     34,451           2,112           1,671            --              --            38,234
     Poland ..................     51,235            --              --            37,420            --            88,655
     Sweden ..................     23,277             275           3,879            --              --            27,431
     Corporate and Other .....     15,066           1,391            --                37           1,969          18,463
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Europe ..........    434,241         120,877          52,560          40,455           4,763         652,896
                                ---------       ---------       ---------       ---------       ---------       ---------
  Asia/Pacific:
     Australia ...............    124,396            --             1,654            --             1,866         127,916
     New Zealand .............        844           3,166             878            --              --             4,888
     Corporate and Other .....       --              --              --              --              --              --
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Asia/Pacific ....    125,240           3,166           2,532            --             1,866         132,804
                                ---------       ---------       ---------       ---------       ---------       ---------
  Latin America:
     Chile ...................     85,722          22,970             511            --              --           109,203
     Brazil ..................      4,062            --              --              --              --             4,062
     Corporate and Other .....      1,512            --              --              --                 5           1,517
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Latin America ...     91,296          22,970             511            --                 5         114,782
                                ---------       ---------       ---------       ---------       ---------       ---------
  Corporate & Other ..........       --              --              --              --                78              78
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Company .........  $ 650,777       $ 147,013       $  55,603       $  40,455       $   6,712       $ 900,560
                                =========       =========       =========       =========       =========       =========
ADJUSTED EBITDA: (1)
  Europe:
     The Netherlands .........  $  73,222       $ (54,316)      $(107,455)      $ (33,510)      $  (9,647)       (131,706)
     Austria .................     30,692          (4,442)            955            --              --            27,205
     Belgium .................      3,972            (159)         (3,999)           --              --              (186)
     Czech Republic ..........      2,804              45              57          (4,073)            828            (339)
     France ..................      9,891         (14,851)         (6,150)           --              (284)        (11,394)
     Hungary .................     11,127           8,381          (2,563)         (3,319)              9          13,635
     Norway ..................     13,131          (8,419)         (2,290)           --              (219)          2,203
     Poland ..................      1,788            --              (279)        (42,429)         (1,292)        (42,212)
     Sweden ..................      8,706          (2,632)         (5,904)           --               (93)             77
     Corporate and Other .....      7,064          (1,490)         (1,510)           (565)        (75,069)        (71,570)
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Europe ..........    162,397         (77,883)       (129,138)        (83,896)        (85,767)       (214,287)
                                ---------       ---------       ---------       ---------       ---------       ---------
  Asia/Pacific:
     Australia ...............      3,830            (903)        (23,190)           --              (949)        (21,212)
     New Zealand .............       (253)           (357)            248            --            (1,344)         (1,706)
     Corporate and Other .....       --              --              --              --             1,626           1,626
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Asia/Pacific ....      3,577          (1,260)        (22,942)           --              (667)        (21,292)
                                ---------       ---------       ---------       ---------       ---------       ---------
  Latin America:
     Chile ...................     29,326          (8,534)         (2,228)           --            (6,944)         11,620
     Brazil ..................        (68)           --              --              --              --               (68)
     Corporate and Other .....       (672)           --              --              --             2,950           2,278
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Latin America ...     28,586          (8,534)         (2,228)           --            (3,994)         13,830
                                ---------       ---------       ---------       ---------       ---------       ---------
  Corporate & Other ..........       --              --              --              --           (10,063)        (10,063)
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Company .........  $ 194,560       $ (87,677)      $(154,308)      $ (83,896)      $(100,491)      $(231,812)
                                =========       =========       =========       =========       =========       =========


                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                ----------------------------------------------------------------------------------------
                                                                INTERNET/
                                  VIDEO         TELEPHONE         DATA         PROGRAMMING       OTHER           TOTAL
                                ---------       ---------       ---------      -----------     ---------       ---------
REVENUE:                                                            (IN THOUSANDS)
  Europe:
     The Netherlands .........  $  32,024       $   7,439       $   2,010       $      40       $      74       $  41,587
     Austria .................     20,868           2,128           3,720            --              --            26,716
     Belgium .................      3,735            --               608            --              --             4,343
     Czech Republic ..........      1,313            --              --              --              --             1,313
     France ..................      9,970             795             182            --              --            10,947
     Hungary .................      8,783            --                21            --              --             8,804
     Norway ..................     12,334              95             132            --              --            12,561
     Poland ..................     10,532            --              --             3,997            --            14,529
     Sweden ..................      5,067            --               145            --              --             5,212
     Corporate and Other .....      2,307            --              --               188           3,184           5,679
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Europe ..........    106,933          10,457           6,818           4,225           3,258         131,691
                                ---------       ---------       ---------       ---------       ---------       ---------
  Asia/Pacific:
     Australia ...............     39,596            --              --              --              --            39,596
     New Zealand .............        350           1,569             230            --              --             2,149
     Corporate and Other .....       --              --              --              --              (508)           (508)
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Asia/Pacific ....     39,946           1,569             230            --              (508)         41,237
                                ---------       ---------       ---------       ---------       ---------       ---------
  Latin America:
     Chile ...................     27,811           3,902              32            --              --            31,745
     Brazil ..................      1,182            --              --              --              --             1,182
     Corporate and Other .....        406            --              --              --               222             628
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Latin America ...     29,399           3,902              32            --               222          33,555
                                ---------       ---------       ---------       ---------       ---------       ---------
  Corporate & Other ..........       --              --              --              --               249             249
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Company .........  $ 176,278       $  15,928       $   7,080       $   4,225       $   3,221       $ 206,732
                                =========       =========       =========       =========       =========       =========
ADJUSTED EBITDA: (1)
  Europe:
     The Netherlands .........  $  14,223       $  (4,759)      $ (20,821)      $  (2,860)      $     764       $ (13,453)
     Austria .................     11,683          (2,001)            361            --              --            10,043
     Belgium .................      1,177              (3)           (452)           --              --               722
     Czech Republic ..........        (75)           --              --              --              --               (75)
     France ..................      3,112          (1,187)           (479)           --            (1,366)             80
     Hungary .................      3,299            --                (8)           --              --             3,291
     Norway ..................      5,102          (2,031)         (1,407)           --              --             1,664
     Poland ..................       (980)           --              --           (13,594)         (1,741)        (16,315)
     Sweden ..................      2,710             (27)         (1,006)           --              --             1,677
     Corporate and Other .....        907              12              57          (1,020)        (13,456)        (13,500)
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Europe ..........     41,158          (9,996)        (23,755)        (17,474)        (15,799)        (25,866)
                                ---------       ---------       ---------       ---------       ---------       ---------
  Asia/Pacific:
     Australia ...............        814            --              --              --              (111)            703
     New Zealand .............       (562)           (246)            (24)           --              --              (832)
     Corporate and Other .....       --              --              --              --            (1,582)         (1,582)
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Asia/Pacific ....        252            (246)            (24)           --            (1,693)         (1,711)
                                ---------       ---------       ---------       ---------       ---------       ---------
  Latin America:
     Chile ...................      7,542           2,321            --              --            (2,168)          7,695
     Brazil ..................       (216)           --              --              --               (46)           (262)
     Corporate and Other .....       (336)           --              --              --            (1,723)         (2,059)
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Latin America ...      6,990           2,321            --              --            (3,937)          5,374
                                ---------       ---------       ---------       ---------       ---------       ---------
  Corporate & Other ..........       --              --              --              --              (253)           (253)
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Company .........  $  48,400       $  (7,921)      $ (23,779)      $ (17,474)      $ (21,682)      $ (22,456)
                                =========       =========       =========       =========       =========       =========

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                   FOR THE NINE MONTHS ENDED SEPTEMER 30, 1999
                                ----------------------------------------------------------------------------------------
                                                                INTERNET/
                                  VIDEO         TELEPHONE         DATA         PROGRAMMING       OTHER           TOTAL
                                ---------       ---------       ---------      -----------     ---------       ---------
REVENUE:                                                            (IN THOUSANDS)
  Europe:
     The Netherlands .........  $  74,637       $  17,135       $   3,236       $      52       $      74       $  95,134
     Austria .................     63,674           3,241           8,859            --              --            75,774
     Belgium .................     11,724            --             1,620            --              --            13,344
     Czech Republic ..........      3,641            --              --              --              --             3,641
     France ..................     13,037           1,143             318            --              --            14,498
     Hungary .................     26,041            --                71            --              --            26,112
     Norway ..................     36,703             128             327            --              --            37,158
     Poland ..................     10,532            --              --             3,997            --            14,529
     Sweden ..................      5,067            --               145            --              --             5,212
     Corporate and Other .....      4,611            --              --             1,341           4,071          10,023
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Europe ..........    249,667          21,647          14,576           5,390           4,145         295,425
                                ---------       ---------       ---------       ---------       ---------       ---------
  Asia/Pacific:
     Australia ...............    104,416            --              --              --              --           104,416
     New Zealand .............        350           1,569             230            --              --             2,149
     Corporate and Other .....       --              --              --              --               313             313
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Asia/Pacific ....    104,766           1,569             230            --               313         106,878
                                ---------       ---------       ---------       ---------       ---------       ---------
  Latin America:
     Chile ...................     46,717           6,010              32            --              --            52,759
     Brazil ..................      3,290            --              --              --              --             3,290
     Corporate and Other .....      1,823            --              --              --               222           2,045
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Latin America ...     51,830           6,010              32            --               222          58,094
                                ---------       ---------       ---------       ---------       ---------       ---------
  Corporate & Other ..........       --              --              --              --               249             249
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Company .........  $ 406,263       $  29,226       $  14,838       $   5,390       $   4,929       $ 460,646
                                =========       =========       =========       =========       =========       =========

ADJUSTED EBITDA: (1)
  Europe:
     The Netherlands .........  $  35,265       $  (8,360)      $ (41,648)      $  (5,926)      $     445       $ (20,224)
     Austria .................     35,146          (7,131)            214            --              --            28,229
     Belgium .................      3,673              (3)         (1,594)           --              --             2,076
     Czech Republic ..........       (350)           --              --              --              --              (350)
     France ..................      2,997          (3,484)         (1,379)           --            (1,389)         (3,255)
     Hungary .................      8,817            --               (21)           --              --             8,796
     Norway ..................     15,801          (4,741)         (3,555)           --              --             7,505
     Poland ..................       (996)           --              --           (13,819)         (1,769)        (16,584)
     Sweden ..................      2,755             (27)         (1,023)           --              --             1,705
     Corporate and Other .....      1,583              13             (28)         (3,436)        (23,841)        (25,709)
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Europe ..........    104,691         (23,733)        (49,034)        (23,181)        (26,554)        (17,811)
                                ---------       ---------       ---------       ---------       ---------       ---------
  Asia/Pacific:
     Australia ...............       (627)           --              --              --            (3,636)         (4,263)
     New Zealand .............       (562)           (246)            (24)           --              --              (832)
     Corporate and Other .....       --              --              --              --               196             196
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Asia/Pacific ....     (1,189)           (246)            (24)           --            (3,440)         (4,899)
                                ---------       ---------       ---------       ---------       ---------       ---------
  Latin America:
     Chile ...................     11,941           2,972            --              --            (3,192)         11,721
     Brazil ..................     (1,617)           --              --              --               (46)         (1,663)
     Corporate and Other .....       (562)           --              --              --            (4,496)         (5,058)
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Latin America ...      9,762           2,972            --              --            (7,734)          5,000
                                ---------       ---------       ---------       ---------       ---------       ---------
  Corporate & Other ..........       --              --              --              --              (209)           (209)
                                ---------       ---------       ---------       ---------       ---------       ---------
       Total Company .........  $ 113,264       $ (21,007)      $ (49,058)      $ (23,181)      $ (37,937)      $ (17,919)
                                =========       =========       =========       =========       =========       =========


                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                            TOTAL ASSETS
                                               AS OF
                                  -------------------------------
                                  SEPTEMBER 30,      DECEMBER 31,
                                      2000               1999
                                  ------------       ------------
Europe:                                    (IN THOUSANDS)
     The Netherlands .........     $2,649,563         $3,157,285
     Austria .................        384,799            356,337
     Belgium .................         42,194             47,826
     Czech Republic ..........        186,066            159,806
     France ..................        691,615            498,776
     Hungary .................        310,129            215,448
     Norway ..................        254,832            244,975
     Poland ..................      1,147,975          1,218,956
     Sweden ..................        411,165            474,899
     Corporate and Other .....      1,447,275             77,219
                                   ----------         ----------
       Total Europe ..........      7,525,613          6,451,527
                                   ----------         ----------
Asia/Pacific:
     Australia ...............        508,900            563,627
     Corporate and Other .....         54,964            128,580
                                   ----------         ----------
       Total Asia/Pacific ....        563,864            692,207
                                   ----------         ----------
Latin America:
     Chile ...................        516,728            489,638
     Brazil ..................         17,491             17,172
     Corporate and Other .....         68,464             71,379
                                   ----------         ----------
       Total Latin America ...        602,683            578,189
                                   ----------         ----------
Corporate & Other ............      1,022,219          1,280,930
                                   ----------         ----------
       Total Company .........     $9,714,379         $9,002,853
                                   ==========         ==========


-------------------

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

The Company's consolidated Adjusted EBITDA reconciles to the consolidated statement of operations as follows:

                                             FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                            ----------------------------          ---------------------------
                                              2000               1999               2000               1999
                                            ---------          ---------          ---------          ---------
                                                    (IN THOUSANDS)                        (IN THOUSANDS)
Operating loss .......................      $(305,184)         $(155,105)         $(797,148)         $(349,996)
Depreciation and amortization ........        207,519            127,298            566,296            260,375
Stock-based compensation expense .....           (274)             5,351               (960)            71,702
                                            ---------          ---------          ---------          ---------
   Consolidated Adjusted EBITDA ......      $ (97,939)         $ (22,456)         $(231,812)         $ (17,919)
                                            =========          =========          =========          =========


                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.  SUBSEQUENT EVENTS

UPC BANK FACILITY

In October 2000, UPC closed a Euro4.0 ($3.5) billion operating and term loan facility with a group of banks (the "UPC Bank Facility"). The UPC Bank Facility is guaranteed by existing cable operating companies, excluding Polish and German assets. The UPC Bank Facility bears interest at EURIBOR +0.75% - 4.0% depending on certain ratios, and UPC pays an annual commitment fee of 0.5% over the undrawn amount. The UPC Bank Facility refinanced existing operating company bank debt totaling Euro2.0 billion and will finance further digital rollout and triple play by UPC's existing cable companies excluding Polish and German operations. Beginning in 2004, the available amount will decrease until final maturity in 2009.

EWT/TSS GROUP ACQUISITION

In October 2000, UPC acquired EWT/TSS Group for Euro238.4 ($209.7) million in cash and a 49.0% interest in UPC Germany. The cash portion was funded with a draw on the UPC Senior Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' acceptance of our newer telephone and Internet/data services, our ability to manage and grow our newer telephone and Internet/data services, our ability to secure adequate capital to fund other system growth and development and our planned acquisitions, our ability to successfully close proposed transactions, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint ventures. We and our subsidiaries have announced many potential acquisitions, many of which are subject to various conditions, some of which may not occur. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. The following discussion and analysis of financial condition and results of operations covers the three and nine months ended September 30, 2000 and 1999, and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

SUMMARY OPERATING DATA

The following comparative operating data reflects video subscribers, telephone lines, programming and data subscribers, as well as selected financial statistics of the operating systems in which we had an ownership interest as of September 30, 2000. In addition, the following proportionate data represents certain operating and financial results for us, multiplied by our applicable ownership percentage.

GROSS OPERATING SYSTEM DATA

                                                     AS OF SEPTEMBER 30, 2000
                          ----------------------------------------------------------------------------------
                                                   HOMES IN              TWO-WAY     BASIC
                            UNITED     SYSTEM       SERVICE    HOMES       HOMES   SUBSCRIBERS/     BASIC
                           OWNERSHIP  OWNERSHIP      AREA      PASSED     PASSED      LINES      PENETRATION
                          ----------- ---------    ---------  ---------  --------  ------------  -----------
UPC (EUROPE)
VIDEO SUBSCRIBERS:
  The Netherlands .......      52.6%     100.0%    2,552,120  2,440,632  1,963,202    2,257,508     92.5%
  Poland ................      52.6%     100.0%    1,950,000  1,811,297     84,000    1,425,720     78.7%
  Germany ...............      13.2%      25.1%    1,422,826  1,422,826     30,456      919,641     64.6%
  Hungary (UPC
    Magyarorszag) .......      52.6%     100.0%      915,500    753,739    164,912      580,536     77.0%
  Austria ...............      50.0%      95.0%    1,080,960    913,750    904,310      474,029     51.9%
  Israel ................      24.5%      46.6%      660,000    631,420    393,187      447,092     70.8%
  France ................      48.4%      92.0%    2,518,283  1,124,583    343,746      382,133     34.0%
  Czech Republic ........      52.6%     100.0%      894,320    775,167     72,000      409,727     52.9%
  Norway ................      52.6%     100.0%      529,000    473,740     99,466      331,370     69.9%
  Slovak Republic ....... 50.0-52.6%  95.0-100.0%    417,813    296,529       --        245,320     82.7%
  Sweden ................      52.6%     100.0%      770,000    424,624    230,851      250,489     59.0%
  Belgium ...............      52.6%     100.0%      530,000    152,052    152,052      123,973     81.5%
  Romania ............... 26.8-36.8%  51.0-70.0%     668,519    460,016       --        282,577     61.4%
  Malta .................      26.3%      50.0%      181,534    177,054       --         81,577     46.1%
  Hungary (Monor) .......      52.0%      98.9%       85,561     70,587     84,916       34,200     48.5%
                                                  ----------  ---------  ---------   ----------
     Total ..............                         15,176,436 11,928,016  4,523,098    8,245,892
                                                  ----------  ---------  ---------   -----------
TELEPHONE LINES:
  The Netherlands .......      52.6%     100.0%    2,552,120        N/A        N/A      201,316       N/A
  Hungary (Monor) .......      52.0%      98.9%       85,561        N/A        N/A       74,361       N/A
  Austria ...............      50.0%      95.0%    1,080,960        N/A        N/A       85,284       N/A
  France ................      48.4%      92.0%    2,518,283        N/A        N/A       31,049       N/A
  Norway ................      52.6%     100.0%      529,000        N/A        N/A       14,776       N/A
  Czech Republic ........      52.6%     100.0%      894,320        N/A        N/A        3,553       N/A
  Spain .................      26.4%      50.1%          N/A        N/A        N/A        7,333       N/A
                                                  ----------  ---------  ---------   -----------
     Total ..............                          7,660,244        N/A        N/A      417,672
                                                  ----------  ---------  ---------   -----------
DATA SUBSCRIBERS:
  Internet .............. 13.2-52.6%  25.1-100.0% 11,213,009        N/A        N/A      278,176       N/A
                                                  ----------  ---------  ---------   -----------
PROGRAMMING SUBSCRIBERS:
  Ireland ...............      42.1%     80.0%           N/A        N/A        N/A    3,894,000       N/A
  Spain/Portugal ........      26.3%     50.0%           N/A        N/A        N/A    1,494,000       N/A
                                                  ----------  ---------  ---------   -----------
     Total ..............                                N/A        N/A        N/A    5,388,000
                                                  ----------  ---------  ---------   -----------
AUSTAR UNITED
  (AUSTRALIA/NEW ZEALAND)
VIDEO SUBSCRIBERS:
  Australia .............      72.3%    100.0%     2,085,000  2,083,108    517,266      427,012     20.5%
  New Zealand ...........      36.2%     50.0%       141,000     94,484     94,484       20,079     21.3%
                                                  ----------  ---------  ---------   -----------
     Total ..............                          2,226,000  2,177,592    611,750      447,091
                                                  ----------  ---------  ---------   -----------
TELEPHONE LINES:
  New Zealand ...........      36.2%     50.0%       141,000        N/A        N/A       34,268       N/A
                                                  ----------  ---------  ---------   -----------
DATA SUBSCRIBERS:
  New Zealand ...........      36.2%     50.0%       141,000        N/A        N/A       40,863       N/A
  Australia .............      72.3%    100.0%           N/A        N/A        N/A       24,859       N/A
                                                  ----------  ---------  ---------   -----------
     Total ..............                            141,000        N/A        N/A       65,722
                                                  ----------  ---------  ---------   -----------
PROGRAMMING SUBSCRIBERS:
  Australia .............      36.2%     50.0%           N/A        N/A        N/A    1,056,465      N/A
                                                  ----------  ---------  ---------   -----------
OTHER ASIA/PACIFIC
VIDEO SUBSCRIBERS:
  Philippines ...........      19.6%     19.6%       600,000    483,444       --        193,682     40.1%
                                                  ----------  ---------  ---------   -----------
LATIN AMERICA
VIDEO SUBSCRIBERS:
  Chile .................     100.0%     100.0%    2,350,000  1,611,140    545,501      408,491     25.4%
  Mexico ................      90.3%      90.3%      341,600    242,354       --         65,643     27.1%
  Brazil (Jundiai) ......      46.3%      46.3%       70,200     67,527       --         17,477     25.9%
  Brazil (TV Show
    Brasil) .............     100.0%     100.0%      437,000    276,900       --         15,309      5.5%
  Peru ..................     100.0%     100.0%      140,000     63,932       --          7,597     11.9%
                                                  ----------  ---------  ---------   -----------
     Total ..............                          3,338,800  2,261,853    545,501      514,517
                                                  ----------  ---------  ---------   -----------
TELEPHONE LINES:
  Chile .................     100.0%     100.0%    2,350,000        N/A        N/A      112,807       N/A
                                                  ----------  ---------  ---------   -----------
DATA SUBSCRIBERS:
  Chile .................     100.0%     100.0%    2,350,000        N/A        N/A        5,033       N/A
                                                  ----------  ---------  ---------   -----------
PROGRAMMING SUBSCRIBERS:
  Latin America .........      50.0%      50.0%          N/A        N/A        N/A    6,240,434       N/A
                                                  ----------  ---------  ---------   -----------


GROSS OPERATING SYSTEM DATA

                                                                  AS OF SEPTEMBER 30, 1999
                                       --------------------------------------------------------------------------------------
                                                                HOMES IN               TWO-WAY       BASIC
                                        UNITED       SYSTEM     SERVICE     HOMES      HOMES      SUBSCRIBERS/     BASIC
                                       OWNERSHIP    OWNERSHIP    AREA       PASSED     PASSED        LINES      PENETRATION
                                       ---------    ---------   --------- ---------   ---------   -----------   -----------
UPC (EUROPE)
VIDEO SUBSCRIBERS:
  The Netherlands ...................     61.5%      100.0%     1,710,192 1,652,887   1,311,887    1,515,802        91.7%
  Poland ............................     61.5%      100.0%     1,950,000 1,705,569        --      1,165,504        68.3%
  Hungary (UPC Magyarorszag) ........     48.7%       79.3%       901,500   624,898        --        498,325        79.7%
  Austria ...........................     58.4%       95.0%     1,081,710   908,030     734,440      461,589        50.8%
  Israel ............................     28.7%       46.6%       610,500   599,443     377,234      415,754        69.4%
  Czech Republic ....................     61.5%      100.0%       239,484   160,558        --         56,638        35.3%
  France ............................  58.6%-61.3% 95.6-99.6%   1,265,827   900,020     238,309      331,029        36.8%
  Norway ............................     61.5%      100.0%       529,000   466,742      44,492      324,469        69.5%
  Sweden ............................     61.5%      100.0%       770,000   421,624      72,679      241,359        57.2%
  Slovak Republic ...................  58.4-61.5%  95.0-100.0%    344,343   220,399        --        191,592        86.9%
  Belgium ...........................     61.5%      100.0%       133,090   133,090     131,816      123,952        93.1%
  Romania ...........................  31.4-61.5%  51.0-100.0%    240,000   143,274        --         94,234        65.8%
  Malta .............................     30.8%       50.0%       175,000   167,744        --         75,000        44.7%
  Hungary (Monor) ...................     29.2%       47.5%        85,000    70,061        --         32,011        45.7%
                                                               ---------- ---------   ---------   ----------
     Total ..........................                          10,035,646 8,174,339   2,910,857    5,527,258
                                                               ---------- ---------   ---------   ----------
TELEPHONE LINES:
  Hungary (Monor) ...................     29.2%       47.5%        85,000    N/A         N/A          72,880        N/A
  The Netherlands ...................     61.5%      100.0%     1,710,192    N/A         N/A          67,156        N/A
  Austria ...........................     58.4%       95.0%     1,081,710    N/A         N/A          17,551        N/A
  France ............................  58.6-61.3%  95.6-99.6%   1,265,827    N/A         N/A           8,593        N/A
  Norway ............................     61.5%      100.0%       529,000    N/A         N/A           1,928        N/A
                                                               ---------- ---------   ---------   ----------
     Total ..........................                           4,671,729    N/A         N/A         168,108
                                                               ---------- ---------   ---------   ----------
DATA SUBSCRIBERS:
  Internet ..........................  48.7-61.5%  79.3-100.0%     N/A       N/A         N/A          79,039        N/A
                                                               ---------- ---------   ---------   ----------
PROGRAMMING SUBSCRIBERS:
  Ireland ...........................     49.2%       80.0%        N/A       N/A         N/A       1,168,548        N/A
  Spain/Portugal ....................     30.8%       50.0%        N/A       N/A         N/A       1,085,000        N/A
                                                               ---------- ---------   ---------   ----------
     Total ..........................                              N/A       N/A         N/A       2,253,548
                                                               ---------- ---------   ---------   ----------
AUSTAR UNITED (AUSTRALIA/NEW ZEALAND)
VIDEO SUBSCRIBERS:
  Australia .........................     75.5%      100.0%     2,085,000 2,083,108        --        360,708        17.3%
  New Zealand .......................     75.5%      100.0%       141,000    83,582      83,071       13,907        16.6%
                                                               ---------- ---------   ---------   ----------
     Total ..........................                           2,226,000 2,166,690      83,071      374,615
                                                               ---------- ---------   ---------   ----------
TELEPHONE LINES:
  New Zealand .......................     75.5%      100.0%       141,000    N/A         N/A          20,547        N/A
                                                               ---------- ---------   ---------   ----------
DATA SUBSCRIBERS:
  New Zealand .......................     75.5%      100.0%        N/A       N/A         N/A           4,826        N/A
                                                               ---------- ---------   ---------   ----------
PROGRAMMING SUBSCRIBERS:
  Australia .........................     37.8%       50.0%        N/A       N/A         N/A         870,972        N/A
                                                               ---------- ---------   ---------   ----------
OTHER ASIA/PACIFIC
VIDEO SUBSCRIBERS:
  Philippines .......................     19.6%       19.6%       600,000   425,239        --        178,153        41.9%
                                                               ---------- ---------   ---------   ----------
LATIN AMERICA
VIDEO SUBSCRIBERS:
  Chile .............................    100.0%      100.0%     2,350,000 1,609,461     327,212      389,858        24.2%
  Mexico ............................     49.0%       49.0%       341,600   229,451        --         57,441        25.0%
  Brazil (Jundiai) ..................     46.3%       46.3%        70,200    66,563        --         17,877        26.9%
  Brazil (TV Show Brasil) ...........    100.0%      100.0%       437,000   306,000        --         15,107         4.9%
  Peru ..............................     62.2%       62.2%       140,000    61,268        --          8,733        14.3%
                                                               ---------- ---------   ---------   ----------
     Total ..........................                           3,338,800 2,272,743     327,212      489,016
                                                               ---------- ---------   ---------   ----------
TELEPHONE LINES:
  Chile .............................    100.0%      100.0%     2,350,000    N/A         N/A          56,623        N/A
                                                               ---------- ---------   ---------   ----------
DATA SUBSCRIBERS:
  Chile .............................    100.0%      100.0%        N/A       N/A         N/A             706        N/A
                                                               ---------- ---------   ---------   ----------
PROGRAMMING SUBSCRIBERS:
  Latin America .....................     50.0%       50.0%        N/A       N/A         N/A       4,775,465        N/A
                                                               ---------- ---------   ---------   ----------

                                                AS OF SEPTEMBER 30, 2000
                                 -----------------------------------------------------
                                   HOMES IN                  TWO-WAY      BASIC
                                   SERVICE        HOMES       HOMES    SUBSCRIBERS/
                                    AREA         PASSED      PASSED       LINES
                                 ----------      ------      -------   -----------

TOTAL COMPANY BASED ON
 GROSS DATA (1):
  Video Subscribers ...........  21,341,236    16,850,905   5,680,349    9,401,182
  Telephone Lines .............  10,151,244         N/A         N/A        564,747
  Data Subscribers ............  13,704,009         N/A         N/A        348,931
  Programming Subscribers .....      N/A            N/A         N/A     12,684,899

TOTAL COMPANY BASED ON
 CONSOLIDATED SYSTEMS (2):
  Video Subscribers ...........  17,924,076    13,731,796   5,162,222    7,655,991
  Telephone Lines .............  10,010,244         N/A         N/A        530,479
  Data Subscribers ............  12,140,183         N/A         N/A        307,918
  Programming Subscribers .....      N/A            N/A         N/A      3,894,000

TOTAL COMPANY BASED ON
 PROPORTIONATE DATA (3):
  Video Subscribers ...........  11,892,166     9,184,840   3,171,611    4,608,304
  Telephone Lines .............   6,295,367         N/A         N/A        334,360
  Data Subscribers ............   7,604,060         N/A         N/A        181,570
  Programming Subscribers .....      N/A            N/A         N/A      5,533,646


                                                     AS OF SEPTEMBER 30, 1999
                                 ---------------------------------------------------
                                   HOMES IN                TWO-WAY        BASIC
                                   SERVICE       HOMES      HOMES      SUBSCRIBERS/
                                    AREA        PASSED      PASSED        LINES
                                 ----------   ----------   ---------    ---------

TOTAL COMPANY BASED ON
GROSS DATA (1):
  Video Subscribers ..........   16,200,446   13,039,011   3,321,140    6,569,042
  Telephone Lines ............    7,162,729      N/A          N/A         245,278
  Data Subscribers ...........       N/A         N/A          N/A          84,571
  Programming Subscribers ....       N/A         N/A          N/A       7,899,985

TOTAL COMPANY BASED ON
CONSOLIDATED SYSTEMS (2):
  Video Subscribers ..........   14,318,146   11,480,510   2,943,906    5,792,806
  Telephone Lines ............    7,077,729      N/A          N/A         172,398
  Data Subscribers ...........       N/A         N/A          N/A          84,571
  Programming Subscribers ....       N/A         N/A          N/A       1,168,548

TOTAL COMPANY BASED ON
PROPORTIONATE DATA (3):
  Video Subscribers ..........   10,595,393    8,447,497   2,033,039    3,905,627
  Telephone Lines ............    5,259,882      N/A          N/A         151,448
  Data Subscribers ...........       N/A         N/A          N/A          52,041
  Programming Subscribers ....       N/A         N/A          N/A       3,625,088


(1)  Summation of the gross operating system data on the previous page.

(2) Summation of the gross operating system data on the previous page, for those systems that we consolidate in our financial statements due to majority ownership and control.

(3) Summation of the gross operating system data on the previous page, multiplied by our ownership percentage for each respective system.

RESULTS OF OPERATIONS

The following table sets forth information from our major consolidated operating systems (in thousands of U.S. dollars):

                                                        FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                        -------------------------       -------------------------
                                                          2000            1999            2000            1999
                                                        ---------       ---------       ---------       ---------
                                                              (IN THOUSANDS)                  (IN THOUSANDS)
UPC Revenue:
  Video ..........................................      $ 147,906       $ 106,933       $ 434,241       $ 249,667
  Telephone ......................................         46,066          10,457         120,877          21,647
  Internet/data ..................................         21,182           6,818          52,560          14,576
  Programming and DTH ............................         16,460           4,225          40,455           5,390
  Other ..........................................          1,843           3,258           4,763           4,145
                                                        ---------       ---------       ---------       ---------
     Total UPC Revenue ...........................      $ 233,457       $ 131,691       $ 652,896       $ 295,425
                                                        =========       =========       =========       =========

UPC Adjusted EBITDA:
  Video ..........................................      $  55,138       $  41,158       $ 162,397       $ 104,691
  Telephone ......................................        (29,084)         (9,996)        (77,883)        (23,733)
  Internet/data ..................................        (42,417)        (23,755)       (129,138)        (49,034)
  Programming and DTH ............................        (32,525)        (17,474)        (83,896)        (23,181)
  Other ..........................................        (38,525)        (16,065)        (89,221)        (27,607)
                                                        ---------       ---------       ---------       ---------
     Total UPC Adjusted EBITDA (1) ...............      $ (87,413)      $ (26,132)      $(217,741)      $ (18,864)
                                                        =========       =========       =========       =========

Austar United Revenue (2):
  Video ..........................................      $  41,859       $  39,596       $ 124,396       $ 104,416
  Telephone ......................................           --              --              --              --
  Internet/data ..................................          1,225            --             1,654            --
  Other ..........................................            829            --             1,866            --
                                                        ---------       ---------       ---------       ---------
     Total Austar United Revenue .................      $  43,913       $  39,596       $ 127,916       $ 104,416
                                                        =========       =========       =========       =========

Austar United Adjusted EBITDA:
  Video ..........................................      $     608       $     814       $   3,830       $    (627)
  Telephone ......................................           (777)           --              (903)           --
  Internet/data ..................................        (12,829)           --           (23,190)           --
  Other ..........................................            611            (111)           (949)         (3,636)
                                                        ---------       ---------       ---------       ---------
     Total Austar United Adjusted EBITDA (1) .....      $ (12,387)      $     703       $ (21,212)      $  (4,263)
                                                        =========       =========       =========       =========
VTR Revenue:
  Video ..........................................      $  27,534       $  27,811       $  85,722       $  76,742
  Telephone ......................................          9,157           3,902          22,970          16,012
  Internet/data ..................................            269              32             511              32
                                                        ---------       ---------       ---------       ---------
     Total VTR Revenue ...........................      $  36,960       $  31,745       $ 109,203       $  92,786
                                                        =========       =========       =========       =========

VTR Adjusted EBITDA:
  Video ..........................................      $   9,439       $   7,542       $  29,326       $  17,522
  Telephone ......................................         (2,842)          2,321          (8,534)          2,171
  Internet/data ..................................         (1,299)           --            (2,228)           --
  Other ..........................................         (2,416)         (2,168)         (6,944)         (3,192)
                                                        ---------       ---------       ---------       ---------
     Total VTR Adjusted EBITDA (1) ...............      $   2,882       $   7,695       $  11,620       $  16,501
                                                        =========       =========       =========       =========

-------------------

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

(2) Not including the results of operations of Saturn, which was consolidated from August 1, 1999 until March 31, 2000.

The following rates for the primary currencies that impact our financial statements are shown below per one U.S. dollar:

                                                                       AUSTRALIAN    CHILEAN
                                                              EURO       DOLLAR        PESO
                                                             ------    ----------    --------
Average rate three months ended September 30, 2000 ....      1.1046      1.7408      552.9413
Average rate three months ended September 30, 1999 ....      0.9531      1.5399      517.5685
Average rate nine months ended September 30, 2000 .....      1.0654      1.6822      528.7113
Average rate nine months ended September 30, 1999 .....      0.9376      1.5336      497.5459


REVENUE. Revenue increased $109.5 million, or 53.0%, from $206.7 million for the three months ended September 30, 1999 to $316.2 million for the three months ended September 30, 2000. Revenue increased $440.0 million, or 95.5%, from $460.6 million for the nine months ended September 30, 1999 to $900.6 million for the nine months ended September 30, 2000.

EUROPE. Revenue for UPC in U.S. dollar terms increased $101.8 million, or 77.3%, from $131.7 million for the three months ended September 30, 1999 to $233.5 million for the three months ended September 30, 2000, despite a 15.9% devaluation of the Euro to the U.S. dollar from period to period. Revenue for UPC in U.S. dollar terms increased $357.5 million, or 121.0%, from $295.4 million for the nine months ended September 30, 1999 to $652.9 million for the nine months ended September 30, 2000, despite a 13.6% devaluation of the Euro to the U.S. dollar from period to period.

Video revenue for UPC increased primarily due to acquisitions. Video revenue for the three months ended September 30, 2000 compared to the same period in 1999 attributable to acquisitions is 66.7% of the total increase. Of this, acquisitions in The Netherlands represent 56.4%, the acquisition in Poland represents 21.7%, the acquisition in the Czech Republic represents 13.6% and the acquisition in Sweden represents 8.3%. Video revenue for the nine months ended September 30, 2000 compared to the same period in 1999 attributable to acquisitions totaled 67.5% of the total increase. Of this increase, acquisitions in The Netherlands represent 46.0%, the acquisition in Poland represents 28.8%, the acquisition in Sweden represents 12.9% and the acquisition in the Czech Republic represents 12.3%. The remaining increase in video revenue came from organic subscriber growth and increased revenue per subscriber.

The increase in UPC's telephone revenue for both the three and nine months ended September 30, 2000 compared to the prior periods in 1999 is primarily due to the launch of local telephone services, under the brand name priority telecom, in UPC's Austrian, Dutch, French and Norwegian systems in 1999 and Sweden in 2000. In addition, UPC began consolidating telephone revenue from its acquisitions of A2000 (September 1999), Kabel Plus (November 1999) and Monor (December 1999).

The increase in UPC's Internet/data revenue for both the three and nine months ended September 30, 2000 compared to the prior periods in 1999 is primarily due to the launch of residential and business cable-modem high-speed Internet access services, branded chello broadband, in April 1999. During the second quarter of 1999, UPC launched chello broadband on the upgraded portion of its networks in Austria, Belgium, France, The Netherlands (with the exception of A2000) and Norway. UPC launched chello broadband in A2000 and Sweden in the fourth quarter of 1999.

The increase in UPC's Programming and DTH revenue from period to period is primarily due to the acquisition of @Entertainment in August 1999. Through this acquisition, UPC obtained both a DTH platform serving the Polish marketplace and a Polish-language programming business under the brand name Wizja TV, subsequently rebranded UPC Broadcast Centre.

ASIA/PACIFIC. Revenue for Austar United increased $4.3 million, or 10.9%, from $39.6 million for the three months ended September 30, 1999 to $43.9 million for the three months ended September 30, 2000, despite a 13.0% devaluation of the Australian dollar to the U.S. dollar from period to period. Austar United's revenue increased $23.5 million, or 22.5%, from $104.4 million for the nine months ended September 30, 1999 to $127.9 million for the nine months ended September 30, 2000, despite a 9.7% devaluation of the Australian dollar to the U.S. dollar from period to period.

The increase in revenue from period to period was primarily due to Austar's video subscriber growth (427,012 at September 30, 2000 compared to 360,708 at September 30, 1999) as well as growth in premium tiers, resulting in an average revenue per subscriber of A$56.58 and A$55.78 for the three and nine months ended September 30, 2000, respectively, compared to A$53.50 and A$51.45 for the same periods in the prior year.

LATIN AMERICA. We began consolidating the results of operations of VTR effective May 1, 1999. Revenue for VTR in U.S. dollar terms increased $5.3 million, or 16.7%, from $31.7 million for the three months ended September 30, 1999 to $37.0 million for the three months ended September 30, 2000, despite a 6.8% devaluation of the Chilean peso to the U.S. dollar from period to period. Revenue for VTR in U.S. dollar terms increased $16.4 million, or 17.7%, from $92.8 million for the nine months ended September

30, 1999 to $109.2 million for the nine months ended September 30, 2000, despite a 6.3% devaluation of the Chilean peso to the U.S. dollar from period to period.

Video revenue increased $9.0 million, or 11.7%, for the nine months ended September 30, 2000 compared to the same period in the prior year, despite the devaluation of the Chilean Peso and economic recession in Chile. The number of subscribers increased from 389,858 as of September 30, 1999 to 408,491 as of September 30, 2000. The average monthly revenue per subscriber for video was $24.33 for the nine months ended September 30, 2000, compared to $21.86 for the nine months ended September 30, 1999.

The increase in telephone revenue of $5.3 and $7.0 million for the three and nine months ended September 30, 2000 compared to the prior periods resulted primarily from telephone subscriber growth (112,807 at September 30, 2000 compared to 56,623 at September 30, 1999).

ADJUSTED EBITDA. Adjusted EBITDA decreased $75.5 million during the three months ended September 30, 2000 compared to the three months ended September 30, 1999. Adjusted EBITDA decreased $213.9 million during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

EUROPE. Adjusted EBITDA for UPC in U.S. dollar terms decreased $61.3 million, from a negative $26.1 million for the three months ended September 30, 1999 to negative $87.4 million for the three months ended September 30, 2000. Adjusted EBITDA for UPC in U.S. dollar terms decreased $198.8 million, from a negative $18.9 million for the nine months ended September 30, 1999 to negative $217.7 million for the nine months ended September 30, 2000.

Video Adjusted EBITDA increased 34.0% and 55.1% for the three and nine months ended September 30, 2000 compared to the same periods in the prior year, while video revenue increased 38.3% and 73.9%, respectively. As a percentage of revenue, video operating expense increased 3.6% from 38.7% for the three months ended September 30, 1999 to 42.3% for the three months ended September 30, 2000, and increased 5.6% from 34.6% for the nine months ended September 30, 1999 to 40.2% for the nine months ended September 30, 2000. These increases were primarily due to higher operating costs as a percentage of revenue for systems UPC acquired during 1999. UPC expects to reduce this percentage in future years as the new acquisitions are integrated and through other operating efficiencies.

The increase in UPC's negative Adjusted EBITDA from its local telephone service for both the three and nine months ended September 30, 2000 compared to the prior periods in 1999 was due to the recent launch of priority telecom in its Austrian, Dutch, French and Norwegian systems in 1999 and Sweden in 2000. In order to achieve high growth from early market entry, UPC prices its telephone service at a discount compared to services offered by incumbent telecommunications operators. UPC may also waive or discount installation fees. UPC is also continuing to incur increased costs related to the development of the priority telecom brand.

The increase in UPC's negative Adjusted EBITDA from its Internet/data service for both the three and nine months ended September 30, 2000 compared to the prior periods in 1999 was due to the launch of chello broadband on the upgraded portion of its networks in Austria, Belgium, France, The Netherlands (with the exception of A2000) and Norway in the second quarter of 1999. UPC launched chello broadband in A2000 and Sweden in the fourth quarter of 1999.

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

ASIA/PACIFIC. Austar United's Adjusted EBITDA decreased by $13.1 million, from $0.7 million for the three months ended September 30, 1999 to negative $12.4 million for the three months ended September 30, 2000. Austar United's Adjusted EBITDA decreased by $16.9 million, from negative $4.3 million for the nine months ended September 30, 1999 to negative $21.2 million for the nine months ended September 30, 2000. These decreases are primarily due to the increased expenses associated with the launch of Austar United Broadband's Internet business. Video Adjusted EBITDA improved for the nine months ended September 30, 2000, compared to the same period in the prior year. Austar's incremental sales growth was partially offset by increased programming costs as subscribers increased and the Australian dollar weakened against the U.S. dollar.

LATIN AMERICA. We began consolidating the results of operations of VTR effective May 1, 1999. VTR's Adjusted EBITDA in U.S. dollar terms decreased $4.8 million, or 62.3%, from $7.7 million for the three months ended September 30, 1999 to $2.9 million for the three months ended September 30, 2000. VTR's Adjusted EBITDA in U.S. dollar terms decreased $4.9 million, or 29.7% from $16.5 million for the nine months ended September 30, 1999 to $11.6 million for the nine months ended September 30, 2000. VTR's Adjusted EBITDA from its video business increased for the three and nine months ended September 30, 2000 compared to the prior periods as modest price increases exceeded expenses. Although revenues from telephone services increased significantly from the comparable period in 1999, development expenses of this new business continue to exist. VTR expects these operating and selling, general and administrative expenses as a percentage of telephone revenue to decline in future periods because development costs in general will taper off and certain costs have already been incurred and are fixed in relation to subscriber volumes.

CORPORATE. Stock-based compensation expense decreased for the three and nine months ended September 30, 2000 compared to the same periods in the prior year, due to a credit of $0.3 million and $1.0 million for the three and nine months ended September 30, 2000, respectively, compared to a charge of $5.4 million and $71.7 million for the same periods in 1999. These plans include the UPC phantom stock option plan, the chello phantom stock option plan, the Austar United stock option plan, the ULA phantom stock option plan and the VTR phantom stock option plan, which continue to require variable plan accounting. Under this method of accounting, increases in the fair market value of these vested options result in non-cash compensation charges to the statement of operations, while decreases in the fair market value of these vested options will cause a reversal of previous charges taken.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $80.2 million and $305.9 million during the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999, respectively, as follows:

                                                    FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                      ----------------------      ----------------------
                                                        2000          1999          2000          1999
                                                      --------      --------      --------      --------
                                                          (IN THOUSANDS)              (IN THOUSANDS)
Europe .........................................      $169,651      $ 91,457      $447,386      $164,556
Asia/Pacific ...................................        24,844        25,086        79,642        75,031
Latin America ..................................        12,644        10,370        38,136        19,781
Corporate and other ............................           380           385         1,132         1,007
                                                      --------      --------      --------      --------
Total depreciation and amortization expense ....      $207,519      $127,298      $566,296      $260,375
                                                      ========      ========      ========      ========


EUROPE. UPC's depreciation and amortization expense in U.S. dollar terms increased $78.2 million, from $91.5 million for the three months ended September 30, 1999 to $169.7 million for the three months ended September 30, 2000. UPC's depreciation and amortization expense in U.S. dollar terms increased $282.8 million, from $164.6 million for the nine months ended September 30, 1999 to $447.4 million for the nine months ended September 30, 2000. The increase resulted primarily from acquisitions completed during 1999 in The Netherlands and Poland, as well as additional depreciation related to additional capital expenditures to upgrade the network in UPC's Western European systems and new-build for developing systems.

GAIN ON ISSUANCE OF COMMON EQUITY SECURITIES BY SUBSIDIARIES. During February 1999, UPC successfully completed an initial public offering selling 133.8 million shares on the Amsterdam Stock Exchange and Nasdaq, raising gross and net proceeds at $10.93 per share of $1,463.0 million and $1,364.1 million, respectively. Concurrent with the offering, a third party exercised an option and acquired approximately 4.7 million ordinary shares of UPC, resulting in proceeds to UPC of $45.0 million. Based on the carrying value of our investment in UPC as of February 11, 1999, we recognized a gain of $822.1 million from the resulting step-up in the carrying amount of our investment in UPC.

In July 1999, Austar United successfully completed an initial public offering selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at A$4.70 ($3.03) per share of A$486.5 ($313.6) million and A$453.6 ($292.8) million, respectively. Based on the carrying value of our investment in Austar United as of July 27, 1999, we recognized a gain of $249.0 million from the resulting step-up in the carrying amount of our investment in Austar United.

In August 1999, UPC partially funded the acquisition of Videopole with 2.9 million ordinary shares of UPC. Based on the carrying value of our investment in UPC as of July 31, 1999, we recognized a gain of $34.9 million from the resulting step-up in the carrying amount of our investment in UPC.

In February 2000, we recorded a gain in accordance with SAB 51 of $6.8 million related to the UPC France transaction.

In March 2000, Austar United sold 20.0 million shares in a second public offering on the Australian Stock Exchange, raising gross and net proceeds at $5.20 per share of $104.0 million and $102.4 million, respectively. Based on the carrying value of our investment in Austar United as of March 29, 2000, we recognized a gain of $66.8 million from the resulting step-up in the carrying amount of our investment in Austar United.

In August 2000, Stjarn exercised its option to convert its $100.0 million note into 4.1 million ordinary shares of UPC. Based on the carrying value of our investment in UPC as of August 23, 2000, we recognized a gain of $54.1 million from the resulting step-up in the carrying amount of our investment in UPC.

No deferred taxes were recorded related to these gains due to our intent on holding our investment in UPC and Austar United indefinitely.

INTEREST INCOME. Interest income increased during the three and nine months ended September 30, 2000 compared to the corresponding periods in the prior year due to higher cash balances related to the issuance of new debt and equity in late 1999.

INTEREST EXPENSE. Interest expense increased $103.4 million, from $116.3 million during the three months ended September 30, 1999 to $219.7 million during the three months ended September 30, 2000. Interest expense increased $402.4 million, from $234.7 million during the nine months ended September 30, 1999 to $637.1 million during the nine months ended September 30, 2000. These increases were primarily due to the $4.1 billion of senior notes and senior discount notes issued by UPC from July 1999 through January 2000, as well as continued accretion of interest on our $1.4 billion aggregate principal amount 1998 senior notes and our 1999 senior notes.

FOREIGN CURRENCY EXCHANGE LOSS. Foreign currency exchange loss increased $163.9 million from $4.6 million for the three months ended September 30, 1999 to $168.5 million for the three months ended September 30, 2000. Foreign currency exchange loss increased $267.8 million from $24.8 million for the nine months ended September 30, 1999 to $292.6 million for the nine months ended September 30, 2000. These increases were primarily due to UPC, which has senior notes that are denominated in U.S. dollars. Of the total increase for the three and nine months ended September 30, 2000, $152.9 million and $267.2 million related to UPC, respectively, $8.7 million and a gain of $0.6 million related to VTR, respectively, and $2.3 million and $1.2 million related to other subsidiaries, respectively.

MINORITY INTERESTS IN SUBSIDIARIES. The minority interests' share of losses increased $238.5 million from $52.9 million for the three months ended September 30, 1999 to $291.4 million for the three months ended September 30, 2000. Minority interests' share of losses increased $565.1 million from $127.8 million for the nine months ended September 30, 1999 to $692.9 million for the nine months ended September 30, 2000. The initial public offerings of UPC (February
1999) and Austar United (July 1999) and other share issuances have reduced our ownership from 100% and 98.0% as of December 31, 1998 to 52.6% and 72.3% as of September 30, 2000 for UPC and Austar United, respectively. For accounting purposes we continue to consolidate 100% of the results of operations of UPC and Austar United, then deduct the minority interests' share of income (loss) before arriving at net income (loss). Of the total increase for the three and nine months ended September 30, 2000, $233.4 million and $538.9 million related to UPC, respectively, and $5.4 million and $26.7 million related to Austar United, respectively.

SHARE IN RESULTS OF AFFILIATED COMPANIES. Our share in results of affiliates totaled losses of $44.4 million and $16.8 million for the three months ended September 30, 2000 and 1999, respectively, and losses of $84.3 million and $48.4 million for the nine months ended September 30, 2000 and 1999, respectively, as follows:

                                             FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                             --------------------------          --------------------------
                                               2000              1999              2000              1999
                                             --------          --------          --------          --------
Europe:                                             (IN THOUSANDS)                    (IN THOUSANDS)
  A2000 (1) ............................     $   --            $ (3,974)         $   --            $(16,787)
  UTH (2) ..............................         --                --                --              (2,757)
  Tevel ................................      (17,339)           (3,085)          (20,717)           (4,915)
  Melita ...............................         (261)             (793)             (735)             (960)
  Monor ................................         --                 129              --                 980
  Iberian Programming ..................          522             1,050             2,501             1,240
  SBS ..................................       (9,397)           (3,706)          (20,794)           (3,706)
  PrimaCom .............................       (6,493)             --             (17,486)             --
  Other ................................       (3,821)             (422)           (9,711)             (420)
                                             --------          --------          --------          --------
                                              (36,789)          (10,801)          (66,942)          (27,325)
                                             --------          --------          --------          --------
Asia/Pacific:
  Saturn (3) ...........................       (6,470)           (2,742)          (14,257)           (6,324)
  XYZ Entertainment ....................          302            (2,138)             (112)           (6,531)
  Pilipino Cable Corporation ...........          (80)              (20)              (24)              (84)
  Hunan International TV ...............         (143)              (41)              344               160
  Other ................................          (31)             --                (196)             --
                                             --------          --------          --------          --------
                                               (6,422)           (4,941)          (14,245)          (12,779)
                                             --------          --------          --------          --------
Latin America:
  VTR (4) ..............................         --                --                --              (3,962)
  Megapo ...............................         (839)              103            (1,522)              341
  MGM Networks LA ......................         (387)           (1,155)           (1,785)           (4,801)
  Jundiai ..............................           33                36               149               160
                                             --------          --------          --------          --------
                                               (1,193)           (1,016)           (3,158)           (8,262)
                                             --------          --------          --------          --------
Total share in results of affiliates ...     $(44,404)         $(16,758)         $(84,345)         $(48,366)
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

                                                                          FOR THE NINE
                                                     INCEPTION TO         MONTHS ENDED
UNITED (PARENT ONLY)                               DECEMBER 31, 1999   SEPTEMBER 30, 2000       TOTAL
                                                   --------------      ------------------    ----------
Financing Sources:                                                       (IN MILLIONS)
  Gross bond proceeds ............................    $  1,347.0           $   --            $  1,347.0
  Gross equity proceeds ..........................       1,686.7(1)               6.1           1,692.8
  Asset sales, dividends and note payments .......         319.1                 50.8             369.9
  Interest income and other ......................          95.0                 56.0             151.0
                                                      ----------           ----------        ----------
          Total sources ..........................       3,447.8                112.9           3,560.7
                                                      ----------           ----------        ----------
Application of Funds:
  Investment in:
     UPC .........................................        (459.1)              (200.0)           (659.1)
     UAP .........................................        (315.6)(1)             (1.0)           (316.6)
     ULA .........................................        (623.6)              (140.9)           (764.5)
     Other .......................................         (25.8)               (12.0)            (37.8)
                                                      ----------           ----------        ----------
          Total ..................................      (1,424.1)              (353.9)         (1,778.0)
  Repayment of bonds .............................        (532.1)(2)           --                (532.1)
  Offering costs .................................        (102.2)              --                (102.2)
  Corporate equipment and development ............         (31.0)              --                 (31.0)
  Corporate overhead and other ...................        (122.6)               (23.9)           (146.5)
                                                      ----------           ----------        ----------
          Total uses .............................      (2,212.0)              (377.8)         (2,589.8)
                                                      ----------           ----------        ----------
  Period change in cash ..........................       1,235.8               (264.9)            970.9
  Cash, beginning of period ......................        --                  1,235.8            --
                                                      ----------           ----------        ----------
  Cash, end of period ............................    $  1,235.8           $    970.9             970.9
                                                      ==========           ==========        ==========
UNITED'S SUBSIDIARIES
Cash, end of period:
  UPC ............................................                                                175.1
  UAP ............................................                                                234.0
  ULA ............................................                                                  4.2
  Other ..........................................                                                  5.6
                                                                                             ----------
          Total United's subsidiaries ............                                                418.9
                                                                                             ----------
          Total consolidated cash, cash
            equivalents, restricted cash
            and short-term liquid investments ....                                           $  1,389.8
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

UNITED PARENT. We had $970.9 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of September 30, 2000. Additional sources of cash through 2000 may include the raising of additional private or public debt and/or equity and/or the receipt of sales proceeds from the disposition of non-strategic assets by certain subsidiaries. Uses of cash in the next year will include funding to UPC and continued funding to the Latin America region to meet existing growth plans of our systems. We believe that our existing capital resources will enable us to assist in satisfying the operating and development requirements of our other subsidiaries and cover corporate overhead for the remainder of the year. To the extent we pursue new acquisitions or development opportunities, we may need to raise additional capital or seek strategic partners. Because we do not currently generate positive operating cash flow, our ability to repay our long-term obligations will be dependent on developing one or more additional sources of cash.

UPC. UPC had $175.1 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of September 30, 2000. In October 2000, UPC closed a Euro4.0 ($3.5) billion operating and term loan facility with a group of banks. The UPC Bank Facility is guaranteed by existing cable operating companies, excluding Polish and German assets. The UPC Bank Facility bears interest at EURIBOR +0.75% - 4.0% depending on certain ratios, and UPC pays an annual commitment fee of 0.5% over the undrawn amount. The UPC Bank Facility refinanced existing operating company bank debt totaling Euro2.0 billion and will finance further digital rollout and triple play by UPC's existing cable companies excluding Polish and German operations, subject to availability. Beginning in 2004, the available amount will decrease until final maturity in 2009. In addition to this facility, UPC has agreed to sell $1.24 billion of convertible preferred shares to a group of investors, including us ($250.0 million). We expect the sale to close in December 2000.

UAP. UAP had $234.0 million of cash, cash equivalents and short-term liquid investments on hand as of September 30, 2000. This cash will be used to expand Austar United's customer base, complete the build-out of its network and introduce new services such as telephone and Internet/data.

ULA. ULA had $4.2 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of September 30, 2000. ULA's systems, which are at various stages of construction and development, will generally depend on funding from us and project financing to meet their growth needs. To the extent ULA pursues additional acquisitions or development opportunities, ULA may need to raise additional capital or seek strategic partners.

STATEMENTS OF CASH FLOWS

We had cash and cash equivalents of $444.6 million as of September 30, 2000, a decrease of $1,481.3 million from $1,925.9 million as of December 31, 1999. Cash and cash equivalents of $317.0 million as of September 30, 1999 represented an increase of $281.4 million from $35.6 million as of December 31, 1998.

                                                                  FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                -----------------------------
                                                                    2000             1999
                                                                -----------       -----------
                                                                       (IN THOUSANDS)
Cash flows from operating activities .....................      $  (522,278)      $   (44,005)
Cash flows from investing activities .....................       (3,280,833)       (3,149,861)
Cash flows from financing activities .....................        2,470,690         3,543,239
Effect of exchange rates on cash .........................         (148,867)          (67,963)
                                                                -----------       -----------
Net (decrease) increase in cash and cash equivalents .....       (1,481,288)          281,410
Cash and cash equivalents at beginning of period .........        1,925,915            35,608
                                                                -----------       -----------
Cash and cash equivalents at end of period ...............      $   444,627       $   317,018
                                                                ===========       ===========

NINE MONTHS ENDED SEPTEMBER 30, 2000

Principal sources of cash during the nine months ended September 30, 2000 included $1,612.2 million in proceeds from the issuance of senior notes and senior discount notes by UPC and $1,215.4 million of borrowings on various subsidiary facilities, including $469.3 million under a UPC bridge loan, $264.1 million under the UPC Senior Credit Facility, $138.9 million from the new UPC France facility and $217.2 million under UPC's new A2000 facility, proceeds of which were used to pay off existing A2000 facilities. Additional sources of cash included net proceeds of $102.4 million from Austar United's second public offering of common equity securities, $11.5 million from the exercise of stock options and $13.7 million from affiliate dividends and other investing and financing sources.

Principal uses of cash during the nine months ended September 30, 2000 included $1,006.0 million for the acquisition of the K&T Group in The Netherlands, $381.5 million for other acquisitions, $1,186.2 million of capital expenditures for system upgrade and new-build activities, $389.2 million of net cash invested in short-term liquid investments, $414.7 million for repayments of debt, $160.6 million for an additional investment in SBS, $122.1 million for shares in Primacom AG, $48.9 million of other investments in affiliates, $148.9 million negative exchange rate effect on cash, $56.1 million for deferred financing costs and $522.3 million for operating activities.

NINE MONTHS ENDED SEPTEMBER 30, 1999

Principal sources of cash during the nine months ended September 30, 1999 included $1,518.7 million in proceeds from the issuance of senior notes and senior discount notes by UPC, $1,409.1 million in proceeds from UPC's initial public offering, $381.8 million in net proceeds from the issuance of United's Series C Convertible Preferred Stock, $299.2 million of borrowings on the UPC Senior Credit Facility, $294.3 million in net proceeds from the Austar United initial public offering, $261.3 million of borrowings on other UPC facilities, $208.9 million in proceeds from the issuance of the United 1999 Notes, $198.1 million of borrowings on the New Austar Bank Facility and Saturn's bank facility, $45.0 million of borrowings on the VTR Bank Facility, $111.6 million of other borrowings, $40.1 million from the issuance of our and UPC's equity securities, $18.0 million of proceeds from the sale of our Hungarian programming assets and $3.0 million from other investing and financing sources.

Principal uses of cash during the nine months ended September 30, 1999 included $744.5 million for the acquisition of @Entertainment, $521.7 million for the repayment of UPC's existing senior revolving credit facility, $467.3 million of net cash invested in short-term investments, $444.1 million of capital expenditures for system upgrade and new-build activities, $306.1 million for the repayment of the existing facility at UPC Nederland, $293.2 million for the acquisition of Stjarn, $252.7 million for the acquisition of the additional 66.0% interest in VTR, $252.0 million for the acquisition of the additional 49.0% interest in UTH, $228.5 million for the acquisition of A2000, $109.7 million for the acquisition of GelreVision, $223.3 million for other acquisitions, $144.1 million of funding to our affiliates, including UPC's acquisition of an interest in SBS for $100.2 million, $129.1 million for the repayment of Austar's old bank facility, $56.1 million for the repayment of UPC's old bridge bank facility, $124.3 million for the repayment of other loans, $72.6 million for deferred financing costs, $68.0 million negative exchange rate effect on cash, $18.0 million for payment of a note, and $52.4 million for operating activities and other investing and financing uses.

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

                                                         AMOUNT OUTSTANDING
                                                       AS OF SEPTEMBER 30, 2000
                                                       ------------------------
U.S. Dollar Denominated Facilities:                        (IN THOUSANDS)
  UPC 12.5% Senior Discount Notes due 2009 (1) .....        $  461,953
  UPC 13.375% Senior Discount Notes due 2009 (1) ...           281,807
  UPC 13.75% Senior Discount Notes due 2010 (1) ....           562,334
  UPC 11.25% Senior Notes due 2010 (1) .............           595,971
  @Entertainment  Senior Discount Notes (1) ........           290,403
  UPC DIC Loan (1) .................................            47,007
  Intercompany Loan to UPC (1) .....................           200,000
  VTR Bank Facility (2) ............................           176,000
  Intercompany Loan to VTR (2) .....................           181,591
                                                            ----------
                                                            $2,797,066
                                                            ==========

-------------------

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

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in thousands of U.S. dollars, which is our reporting currency.

                                       AS OF SEPTEMBER 30, 2000                  EXPECTED PAYMENT AS OF DECEMBER 31,
                                       ------------------------    -----------------------------------------------------------
                                       BOOK VALUE    FAIR VALUE    2000   2001   2002   2003   2004   THEREAFTER      TOTAL
                                       ----------    ----------    ----   ----   ----   ----   ----   ----------    ----------
Fixed rate United USD 1998 Notes .... $1,072,571     $941,875     $--    $--    $--    $--    $--    $1,072,571    $1,072,571
     Average interest rate ..........      10.75%       12.94%
Fixed rate United USD 1999 Notes .... $  242,948     $223,410     $--    $--    $--    $--    $--    $  242,948    $  242,948
     Average interest rate ..........      10.875%      13.34%
Fixed rate UPC USD Senior Notes
  due 2009 .......................... $  663,838     $685,506     $--    $--    $--    $--    $--    $  663,838    $  663,838
     Average interest rate ..........      10.875%      13.92%
Fixed rate UPC Euro Senior Notes
  due 2009 .......................... $  263,875     $224,294     $--    $--    $--    $--    $--    $  263,875    $  263,875
     Average interest rate ..........      10.875%      13.75%
Fixed rate UPC USD Senior Discount
  Notes due 2009 .................... $  461,953     $349,125     $--    $--    $--    $--    $--    $  461,953    $  461,953
     Average interest rate ..........      12.50%       16.59%
Fixed rate UPC USD Senior Notes
  due 2007 .......................... $  167,700     $176,000     $--    $--    $--    $--    $--    $  167,700    $  167,700
     Average interest rate ..........      10.875%      13.81%
Fixed rate UPC Euro Senior Notes
  due 2007 .......................... $   87,958     $ 77,184     $--    $--    $--    $--    $--    $   87,958    $   87,958
     Average interest rate ..........      10.875%      13.68%
Fixed rate UPC USD Senior Notes
  due 2009 .......................... $  209,612     $218,238     $--    $--    $--    $--    $--    $  209,612    $  209,612
     Average interest rate ..........      11.25%       14.13%
Fixed rate UPC Euro Senior Notes
  due 2009 .......................... $   88,242     $ 76,623     $--    $--    $--    $--    $--    $   88,242    $   88,242
     Average interest rate ..........      11.25%       13.86%
Fixed rate UPC USD Senior Discount
  Notes due 2009 .................... $  281,807     $227,050     $--    $--    $--    $--    $--    $  281,807    $  281,807
     Average interest rate ..........      13.375%      17.09%
Fixed rate UPC Euro Senior
  Discount Notes due 2009 ........... $   99,049     $ 80,640     $--    $--    $--    $--    $--    $   99,049    $   99,049
     Average interest rate ..........      13.375%      16.06%
Fixed rate UPC USD Senior Notes
  due 2010 .......................... $  595,971     $517,500     $--    $--    $--    $--    $--    $  595,971    $  595,971
     Average interest rate ..........      11.25%       13.76%
Fixed rate UPC Euro Senior Notes
  due 2010 .......................... $  174,692     $153,927     $--    $--    $--    $--    $--    $  174,692    $  174,692
     Average interest rate ..........      11.25%       13.71%
Fixed rate UPC USD Senior Notes
  due 2010 .......................... $  259,193     $259,500     $--    $--    $--    $--    $--    $  259,193    $  259,193
     Average interest rate ..........      11.50%       14.03%
Fixed rate UPC USD Senior Discount
  Notes due 2010 .................... $  562,334     $470,000     $--    $--    $--    $--    $--    $  562,334    $  562,334
     Average interest rate ..........      13.75%       16.73%


                                     AS OF SEPTEMBER 30, 2000                EXPECTED PAYMENT AS OF DECEMBER 31,
                                     ------------------------         -------------------------------------------------
                                     BOOK VALUE    FAIR VALUE         2000      2001     2002         2003         2004
                                     ----------    ----------         ----      ----     ----         ----         ----

Fixed rate UPC USD DIC Loan .......  $   47,007     $   47,007     $   47,007    $--    $   --      $  --      $     --
     Average interest rate ........         8.0%           8.0%
Fixed rate @Entertainment
  Senior Discount Notes ...........  $  290,403     $  255,901     $     --      $--    $   --      $14,509    $     --
     Average interest rate ........   7.0%-14.5%    7.0%-17.69%
Fixed rate United USD A/P Notes ...  $  451,268     $  455,902     $     --      $--    $   --      $  --      $     --
     Average interest rate ........        14.0%          13.8%
Variable rate UPC Senior
  Credit Facility (1) .............  $  561,946     $  561,946     $  561,946    $--    $   --      $  --      $     --
     Average interest rate ........         7.5%           7.5%
Variable rate Telekabel
  Euro Facility (1) ...............  $  198,039     $  198,039     $  198,039    $--    $   --      $  --      $     --
     Average interest rate ........         6.0%           6.0%
Variable rate CNBH NLG
  Facility (1) ....................  $  106,498     $  106,498     $  106,498    $--    $   --      $  --      $     --
     Average interest rate ........         5.4%           5.4%
Variable rate New A2000
  Facility (1) ....................  $  203,561     $  203,561     $  203,561    $--    $   --      $  --      $     --
     Average interest rate ........         4.8%           4.8%
Variable rate Rhone Vision
  Cable FFR Credit Facility (1) ...  $   53,619     $   53,619     $   53,619    $--    $   --      $  --      $     --
     Average interest rate ........        5.02%          5.02%
Variable rate UPC NL Bridge
  Loan (1) ........................  $  439,792     $  439,792     $  439,792    $--    $   --      $  --      $     --
     Average interest rate ........         6.6%           6.6%
Variable rate France Facility (1) .  $  130,136     $  130,136     $  130,136    $--    $   --      $  --      $     --
     Average interest rate ........        7.21%          7.21%
Variable rate VTR USD Bank
  Facility ........................  $  176,000     $  176,000     $     --      $--    $176,000    $  --      $     --
     Average interest rate ........       11.41%         11.41%
Variable rate Austar A$ New
  Austar Bank Facility ............  $  217,096     $  217,096     $     --      $--    $  6,972    $38,343    $   61,250
     Average interest rate ........         7.6%           7.6%
                                     ----------     ----------     ----------    ---    --------    -------    ----------
                                     $8,107,108     $7,526,369     $1,740,598    $--    $182,972    $52,852    $   61,250
                                     ==========     ==========     ==========    ===    ========    =======    ==========

                                        EXPECTED PAYMENT AS
                                          OF DECEMBER 31,
                                      ------------------------
                                      THEREAFTER      TOTAL
                                      ----------    ----------

Fixed rate UPC USD DIC Loan .......   $     --      $   47,007
     Average interest rate ........
Fixed rate @Entertainment
  Senior Discount Notes ...........   $  275,894    $  290,403
     Average interest rate ........
Fixed rate United USD A/P Notes ...   $  451,268    $  451,268
     Average interest rate ........
Variable rate UPC Senior
  Credit Facility (1) .............   $     --      $  561,946
     Average interest rate ........
Variable rate Telekabel
  Euro Facility (1) ...............   $     --      $  198,039
     Average interest rate ........
Variable rate CNBH NLG
  Facility (1) ....................   $     --      $  106,498
     Average interest rate ........
Variable rate New A2000
  Facility (1) ....................   $     --      $  203,561
     Average interest rate ........
Variable rate Rhone Vision
  Cable FFR Credit Facility (1) ...   $     --      $   53,619
     Average interest rate ........
Variable rate UPC NL Bridge
  Loan (1) ........................   $     --      $  439,792
     Average interest rate ........
Variable rate France Facility (1) .   $     --      $  130,136
     Average interest rate ........
Variable rate VTR USD Bank
  Facility ........................   $     --      $  176,000
     Average interest rate ........
Variable rate Austar A$ New
  Austar Bank Facility ............   $  110,531    $  217,096
     Average interest rate ........
                                      ----------    ----------
                                      $6,069,436    $8,107,108
                                      ==========    ==========

(1) Subsequent to September 30, 2000, UPC repaid this facility/loan with the proceeds from the Euro 4 billion financing.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Euro3.5 billion facility, Euro95.0 million facility, $347.5 million facility between UPC Distribution Holding B.V., UPC Financing Partnership and TD Bank Europe Limited Toronto Dominion (Texas) Inc. as Facility Agents, dated October 26, 2000. (1)

     27.1   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter

     DATE OF FILING      DATE OF EVENT       ITEM REPORTED
     July 31, 2000       July 18, 2000       Item 5 - Proposed merger, subject to regulatory approvals, consents and financing of UPC's chello broadband subsidiary with
                                             Excite@Home's International operations.

-------------------

(1)  Incorporated by reference from UPC's Form 10-Q dated November 14, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2000.

                                        UnitedGlobalCom, Inc.
                                        a Delaware corporation

                                        By: /s/ Valerie L. Cover
                                           --------------------------
                                            Valerie L. Cover
                                            Controller and Vice President
                                            (a Duly Authorized Officer and
                                               Principal Financial Officer)