Form 10-K
period 2000-12-31
UNITEDGLOBALCOM INC
filed 2001-04-02
CIK 887949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 0-21974

                             UNITEDGLOBALCOM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               STATE OF DELAWARE                                   84-1116217
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                     -------------------------------------

        4643 SOUTH ULSTER STREET, #1300                               80237
               DENVER, COLORADO                                    (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 770-4001
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the last sales price of such stock, as of the close of trading on March 1, 2001 was approximately $886.9 million.

The number of shares outstanding of the Registrant's common stock as of March 1, 2001 was:

       Class A Common Stock--78,217,685 shares

       Class B Common Stock--19,221,940 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             UNITEDGLOBALCOM, INC.
        ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I

Item 1.   Business....................................................       1

Item 2.   Properties..................................................      27

Item 3.   Legal Proceedings...........................................      27

Item 4.   Submission of Matters to a Vote of Security Holders.........      27

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      28

Item 6.   Selected Financial Data.....................................      30

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      32

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................      51

Item 8.   Financial Statements and Supplementary Data.................      55

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      55

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant..........      56

Item 11.  Executive Compensation......................................      61

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      66

Item 13.  Certain Relationships and Related Transactions..............      70

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      75

ITEM 1. BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

UnitedGlobalCom, Inc. (together with its majority-owned subsidiaries, the "Company" or "United") is the largest broadband communications provider outside the United States. We provide video distribution services in 26 countries worldwide and telephone and Internet access services in a growing number of our international markets. Our operations are grouped into three major geographic regions: Europe, Asia/ Pacific and Latin America. Our European operations are held through our 52.6% owned, publicly traded subsidiary, United Pan-Europe Communications N.V., which is the largest Pan-European broadband communications company providing video, telephone and Internet access services to 17 countries in Europe, and Israel. Our Asia/Pacific operations are primarily held through our 72.9% owned, publicly traded subsidiary, Austar United Communications Limited, which owns the largest provider of video services in regional Australia, various Australian programming interests and a 50.0% interest in the only full-service provider of broadband communications in New Zealand. Our primary Latin America operation is our 100% owned Chilean operation, VTR GlobalCom S.A. ("VTR"), Chile's largest multi-channel television provider and a growing provider of telephone services.

Our operating companies consist primarily of highly penetrated, mature broadband systems that generate stable cash flow. We also operate a number of earlier stage broadband businesses. Our primary goal in the majority of these markets is to capitalize on the opportunity to increase revenues and cash flows through the introduction of new and expanded video services and the delivery of telephone and Internet access services over our broadband communications networks. Today we are a full-service provider of these video, voice and Internet access services in most of our Western European markets and in Chile and New Zealand.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Financial information about industry segments appears in the financial statements of United included in Item 8 "Financial Statements and Supplementary Data".

In the following tables, we show certain operating data for the systems we own for each of the last two years:

OPERATING SYSTEM DATA

                                                                    AS OF DECEMBER 31, 2000
                               --------------------------------------------------------------------------------------------------
                                                             HOMES IN                      TWO-WAY
                                 UNITED        SYSTEM        SERVICE         HOMES          HOMES         BASIC          BASIC
                                OWNERSHIP     OWNERSHIP        AREA          PASSED        PASSED      SUBSCRIBERS    PENETRATION
                               -----------   -----------   ------------   ------------   -----------   ------------   -----------
VIDEO:

UPC:
  The Netherlands............        52.6%        100.0%      2,569,700      2,458,800     2,025,200      2,258,700      91.9%
  Poland.....................        52.6%        100.0%      1,950,000      1,850,700       149,300      1,479,000      79.9%
  Germany (PrimaCom).........        13.1%         25.0%      1,916,900      1,916,900       411,000      1,301,700      67.9%
  Hungary (UPC
    Magyarorszag)............        52.6%        100.0%        915,500        770,700       182,400        614,700      79.8%
  Germany (EWT/TSS)..........        26.8%         51.0%        781,000        781,000         8,900        570,000      73.0%
  Austria....................        50.0%         95.0%      1,168,700        917,300       914,000        484,300      52.8%
  Israel.....................        24.5%         46.6%        637,600        637,600       396,600        452,800      71.0%
  Czech Republic.............        52.6%        100.0%        913,000        786,400       179,300        423,000      53.8%
  France.....................        48.4%         92.0%      2,591,200      1,224,400       322,500        395,600      32.3%
  Norway.....................        52.6%        100.0%        529,000        473,400       139,500        333,400      70.4%
  Slovak Republic............   50.0-52.6%   95.0-100.0%        517,800        377,200        17,300        331,800      88.0%
  Romania....................   26.8-36.8%    51.0-70.0%        648,500        450,700             -        285,200      63.3%
  Sweden.....................        52.6%        100.0%        770,000        421,600       233,400        252,800      60.0%
  Belgium....................        52.6%        100.0%        530,000        152,100       152,100        124,300      81.7%
  Malta......................        26.3%         50.0%        183,000        183,000             -         82,800      45.2%
  Hungary (Monor)............        52.0%         98.9%         85,600         72,700             -         38,800      53.4%
                                                           ------------   ------------   -----------   ------------
      Total..................                                16,707,500     13,474,500     5,131,500      9,428,900
                                                           ------------   ------------   -----------   ------------

ASIA/PACIFIC:
  Australia..................        72.9%        100.0%      2,085,000      2,083,100       260,600        421,200      20.2%
  Philippines................        19.6%         49.0%        600,000        517,500             -        193,300      37.4%
  New Zealand................        36.5%         50.0%        141,000         95,400        95,400         21,000      22.0%
                                                           ------------   ------------   -----------   ------------
      Total..................                                 2,826,000      2,696,000       356,000        635,500
                                                           ------------   ------------   -----------   ------------

LATIN AMERICA:
  Chile......................       100.0%        100.0%      2,350,000      1,613,800       622,800        422,700      26.2%
  Mexico.....................        90.3%         90.3%        395,300        258,700        12,000         70,500      27.3%
  Brazil (Jundiai)...........        49.0%         49.0%         70,200         67,900             -         17,700      26.1%
  Brazil (TV Show Brasil)....       100.0%        100.0%        463,000        301,000             -         15,000       5.0%
  Peru.......................       100.0%        100.0%        140,000         63,900             -          7,700      12.1%
                                                           ------------   ------------   -----------   ------------
      Total..................                                 3,418,500      2,305,300       634,800        533,600
                                                           ------------   ------------   -----------   ------------

TOTAL........................                                22,952,000     18,475,800     6,122,300     10,598,000
                                                           ============   ============   ===========   ============
TOTAL BASED ON CONSOLIDATED
  SYSTEMS (1)................                                19,008,000     14,798,800     5,207,300      8,458,200
                                                           ============   ============   ===========   ============
TOTAL BASED ON PROPORTIONATE
  DATA (2)...................                                12,391,000      9,656,100     3,235,000      4,941,100
                                                           ============   ============   ===========   ============

----------------

(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.

(2) Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA

                                                                              AS OF DECEMBER 31, 2000
                                                     -------------------------------------------------------------------------
                                                                                    SUBSCRIBERS                 LINES
                                                       UNITED       SYSTEM     ----------------------   ----------------------
                                                     OWNERSHIP    OWNERSHIP    RESIDENTIAL   BUSINESS   RESIDENTIAL   BUSINESS
                                                     ----------   ----------   -----------   --------   -----------   --------
VOICE:

UPC:
  The Netherlands..................................     52.6%       100.0%        174,300      8,800       201,200      24,300
  Austria..........................................     50.0%        95.0%        103,400      1,200       105,000       4,000
  Hungary (Monor)..................................     52.0%        98.9%         66,400      3,700        68,000       6,900
  France...........................................     48.4%        92.0%         37,500          -        39,700         600
  Norway...........................................     52.6%       100.0%         14,300        800        15,600       3,800
  Spain............................................     26.3%        50.1%          4,400      4,000         4,400       4,000
  Czech Republic...................................     52.6%       100.0%          3,600          -         3,600           -
  Germany (EWT/TSS)................................     26.8%        51.0%            100          -           100           -
                                                                               -----------   --------   -----------   --------
      Total........................................                               404,000     18,500       437,600      43,600
                                                                               -----------   --------   -----------   --------

AUSTAR UNITED:
  New Zealand......................................     36.5%        50.0%         32,100      1,500        37,700       4,300
  Australia........................................     72.9%       100.0%          7,600          -         7,600           -
                                                                               -----------   --------   -----------   --------
      Total........................................                                39,700      1,500        45,300       4,300
                                                                               -----------   --------   -----------   --------

VTR:
  Chile............................................    100.0%       100.0%        120,200      1,000       132,900       2,600
                                                                               -----------   --------   -----------   --------

TOTAL..............................................                               563,900     21,000       615,800      50,500
                                                                               ===========   ========   ===========   ========
TOTAL BASED ON CONSOLIDATED
  SYSTEMS (1)......................................                               531,800     19,500       578,100      46,200
                                                                               ===========   ========   ===========   ========
TOTAL BASED ON PROPORTIONATE
  DATA (2).........................................                               339,700      9,300       372,000      25,000
                                                                               ===========   ========   ===========   ========

----------------

(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.

(2) Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA

                                                                     AS OF DECEMBER 31, 2000
                                                              --------------------------------------
                                                                UNITED       SYSTEM        BASIC
                                                              OWNERSHIP    OWNERSHIP    SUBSCRIBERS
                                                              ----------   ----------   ------------
INTERNET:
UPC:
  The Netherlands...........................................     52.6%       100.0%          166,100
  Austria...................................................     50.0%        95.0%           98,900
  Sweden....................................................     52.6%       100.0%           33,100
  Germany (PrimaCom)........................................     13.1%        25.0%           20,500
  Belgium...................................................     52.6%       100.0%           16,500
  Norway....................................................     52.6%       100.0%           15,400
  France....................................................     48.4%        92.0%           13,600
  Hungary (UPC Magyarorszag)................................     52.6%       100.0%            3,000
  Czech Republic............................................     52.6%       100.0%            2,500
  Poland....................................................     52.6%       100.0%              100
  Germany (EWT/TSS).........................................     26.8%        51.0%              100
                                                                                        ------------
      Total.................................................                                 369,800
                                                                                        ------------
AUSTAR UNITED:
  Australia.................................................     72.9%       100.0%           79,700
  New Zealand...............................................     36.5%        50.0%           45,100
                                                                                        ------------
      Total.................................................                                 124,800
                                                                                        ------------
VTR:
  Chile.....................................................    100.0%       100.0%            8,400
                                                                                        ------------

TOTAL.......................................................                                 503,000
                                                                                        ============
TOTAL BASED ON CONSOLIDATED
  SYSTEMS (1)...............................................                                 437,400
                                                                                        ============
TOTAL BASED ON PROPORTIONATE
  DATA (2)..................................................                                 266,200
                                                                                        ============
CONTENT:
UPC:
  Ireland...................................................     42.1%        80.0%        4,422,000
  Spain/Portugal............................................     26.3%        50.0%        1,605,000
  Poland....................................................     52.6%       100.0%        1,167,600
  Hungary...................................................     52.6%       100.0%           29,100
  Czech Republic............................................     52.6%       100.0%           21,500
  Slovak Republic...........................................     52.6%       100.0%            8,700
                                                                                        ------------
      Total.................................................                               7,253,900
                                                                                        ------------
AUSTAR UNITED:
  Australia.................................................     36.5%        50.0%        5,457,700
                                                                                        ------------
MGM:
  Latin America.............................................     50.0%        50.0%       11,863,000
                                                                                        ------------

TOTAL.......................................................                              24,574,600
                                                                                        ============
TOTAL BASED ON CONSOLIDATED
  SYSTEMS (1)...............................................                               5,648,900
                                                                                        ============
TOTAL BASED ON PROPORTIONATE
  DATA (2)..................................................                              10,849,100
                                                                                        ============

----------------

(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.

(2) Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA

                                                                      AS OF DECEMBER 31, 1999
                                  -----------------------------------------------------------------------------------------------
                                                               HOMES IN                     TWO-WAY
                                    UNITED        SYSTEM        SERVICE        HOMES         HOMES         BASIC         BASIC
                                   OWNERSHIP     OWNERSHIP       AREA         PASSED        PASSED      SUBSCRIBERS   PENETRATION
                                  -----------   -----------   -----------   -----------   -----------   -----------   -----------
VIDEO:

UPC:
  The Netherlands...............        53.2%        100.0%     1,714,600     1,660,200     1,376,100    1,517,400       91.4%
  Poland........................        53.2%        100.0%     1,950,000     1,756,200             -    1,277,900       72.8%
  Hungary (UPC Magyarorszag)....        42.2%         79.3%       901,500       655,300        83,300      518,600       79.1%
  Austria.......................        50.5%         95.0%     1,081,100       906,300       753,100      470,500       51.9%
  Israel........................        24.8%         46.6%       660,000       608,800       380,700      425,000       69.8%
  Czech Republic................   50.3-53.2%   94.6-100.0%       817,100       736,500        10,000      374,300       50.8%
  France........................        53.0%         99.6%     1,265,800       927,000        95,200      334,600       36.1%
  Norway........................        53.2%        100.0%       529,000       468,100        55,500      327,500       70.0%
  Slovak Republic...............   50.3-53.2%   94.6-100.0%       417,800       304,400             -      244,700       80.4%
  Sweden........................        53.2%        100.0%       770,000       421,600       167,700      243,000       57.6%
  Belgium.......................        53.2%        100.0%       133,100       133,000       130,800      125,100       94.0%
  Romania.......................   27.1-53.2%   51.0-100.0%       284,300       166,400             -      112,100       67.4%
  Malta.........................        26.6%         50.0%       177,000       173,500             -       76,500       44.1%
  Hungary (Monor)...............        51.7%         97.1%        85,700        70,100        84,900       32,400       46.2%
                                                              -----------   -----------   -----------   -----------
      Total.....................                               10,787,000     8,987,400     3,137,300    6,079,600
                                                              -----------   -----------   -----------   -----------

ASIA/PACIFIC:
  Australia.....................        75.4%        100.0%     2,085,000     2,083,100             -      381,800       18.3%
  Philippines...................        19.6%         49.0%       600,000       477,400             -      191,500       40.1%
  New Zealand...................        75.4%        100.0%       141,000        87,000        87,000       16,700       19.2%
                                                              -----------   -----------   -----------   -----------
      Total.....................                                2,826,000     2,647,500        87,000      590,000
                                                              -----------   -----------   -----------   -----------

LATIN AMERICA:
  Chile.........................       100.0%        100.0%     2,350,000     1,616,100       390,100      387,000       23.9%
  Mexico........................        49.0%         49.0%       341,600       229,500             -       59,700       26.0%
  Brazil (Jundiai)..............        46.3%         46.3%        70,200        66,600             -       17,700       26.6%
  Brazil (TV Show Brasil).......       100.0%        100.0%       437,000       306,000             -       16,100        5.3%
  Peru..........................        62.2%         62.2%       140,000        63,700             -        8,900       14.0%
                                                              -----------   -----------   -----------   -----------
      Total.....................                                3,338,800     2,281,900       390,100      489,400
                                                              -----------   -----------   -----------   -----------

TOTAL...........................                               16,951,800    13,916,800     3,614,400    7,159,000
                                                              ===========   ===========   ===========   ===========
TOTAL BASED ON CONSOLIDATED
  SYSTEMS (1)...................                               15,103,000    12,361,000     3,233,700    6,388,600
                                                              ===========   ===========   ===========   ===========
TOTAL BASED ON PROPORTIONATE
  DATA (2)......................                               10,207,600     8,272,700     1,980,800    3,790,300
                                                              ===========   ===========   ===========   ===========

----------------

(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.

(2) Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA

                                                                             AS OF DECEMBER 31, 1999
                                                   ---------------------------------------------------------------------------
                                                                                    SUBSCRIBERS                 LINES
                                                     UNITED        SYSTEM      ----------------------   ----------------------
                                                    OWNERSHIP     OWNERSHIP    RESIDENTIAL   BUSINESS   RESIDENTIAL   BUSINESS
                                                   -----------   -----------   -----------   --------   -----------   --------
VOICE:

UPC:
  The Netherlands................................        53.2%        100.0%        77,700      8,500        87,600      9,400
  Hungary (Monor)................................        51.7%         97.1%        64,700      3,100        66,800      6,400
  Austria........................................        50.5%         95.0%        36,800        700        38,100      2,200
  France.........................................        53.0%         99.6%        13,300        200        13,600        500
  Norway.........................................        53.2%        100.0%         3,200          -         3,600        400
  Czech Republic.................................   50.3-53.2%   94.6-100.0%         3,000          -         3,000          -
                                                                               -----------   --------   -----------   --------
      Total......................................                                  198,700     12,500       212,700     18,900
                                                                               -----------   --------   -----------   --------

AUSTAR UNITED:
  New Zealand....................................        75.4%        100.0%        22,400      1,000        26,200      2,300
                                                                               -----------   --------   -----------   --------

VTR:
  Chile..........................................       100.0%        100.0%        62,900        500        65,100      1,600
                                                                               -----------   --------   -----------   --------

TOTAL............................................                                  284,000     14,000       304,000     22,800
                                                                               ===========   ========   ===========   ========
TOTAL BASED ON CONSOLIDATED
  SYSTEMS (1)....................................                                  284,000     14,000       304,000     22,800
                                                                               ===========   ========   ===========   ========
TOTAL BASED ON PROPORTIONATE
  DATA (2).......................................                                  182,600      7,000       195,200     12,300
                                                                               ===========   ========   ===========   ========

----------------

(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.

(2) Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA

                                                                     AS OF DECEMBER 31, 1999
                                                              -------------------------------------
                                                                UNITED       SYSTEM        BASIC
                                                              OWNERSHIP    OWNERSHIP    SUBSCRIBERS
                                                              ----------   ----------   -----------
INTERNET:

UPC:
  The Netherlands...........................................     53.2%       100.0%          60,100
  Austria...................................................     50.5%        95.0%          42,100
  Belgium...................................................     53.2%       100.0%           7,500
  Sweden....................................................     53.2%       100.0%           5,200
  France....................................................     53.0%        99.6%           3,300
  Norway....................................................     53.2%       100.0%           3,300
  Hungary (UPC Magyarorszag)................................     42.2%        79.3%             100
                                                                                        -----------
      Total.................................................                                121,600
                                                                                        -----------

AUSTAR UNITED:
  New Zealand...............................................     75.4%       100.0%           6,800
                                                                                        -----------

VTR:
  Chile.....................................................    100.0%       100.0%           1,000
                                                                                        -----------

TOTAL.......................................................                                129,400
                                                                                        ===========
TOTAL BASED ON CONSOLIDATED
  SYSTEMS (1)...............................................                                129,400
                                                                                        ===========
TOTAL BASED ON PROPORTIONATE
  DATA (2)..................................................                                 69,600
                                                                                        ===========

CONTENT:

UPC:
  Ireland...................................................     42.6%        80.0%       1,760,000
  Spain/Portugal............................................     26.6%        50.0%       1,137,000
  Poland....................................................     53.2%       100.0%         984,000
                                                                                        -----------
      Total.................................................                              3,881,000
                                                                                        -----------

AUSTAR UNITED:
  Australia.................................................     37.7%        50.0%       4,670,000
                                                                                        -----------

MGM:
  Latin America.............................................     50.0%        50.0%       8,601,900
                                                                                        -----------

TOTAL.......................................................                             17,152,900
                                                                                        ===========
TOTAL BASED ON CONSOLIDATED
  SYSTEMS (1)...............................................                              2,744,000
                                                                                        ===========
TOTAL BASED ON PROPORTIONATE
  DATA (2)..................................................                              7,636,500
                                                                                        ===========

----------------

(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.

(2) Summation of the operating system data multiplied by our ownership percentage.

(C) NARRATIVE DESCRIPTION OF BUSINESS

For strategic purposes and, in some cases, because of foreign ownership restrictions, we have often initially invested in operating systems with local strategic partners, then subsequently acquired our partners' interests in these systems. Below is a summary of the ownership structure of our three regional holding companies as well as our interests in our operating companies as of December 31, 2000. Our interests in such systems are often held by various holding companies and our voting rights and rights to participate in earnings of such entities may differ from the interests indicated in the chart below.

                                                            UNITED

                   100.0%                                                          100.0%

        UNITED EUROPE, INC. ("UEI")                            UNITED INTERNATIONAL PROPERTIES, INC. ("UIPI")

                   52.6%                                      100.0%                                   100.0%

   UNITED PAN-EUROPE COMMUNICATIONS, N.V.               UNITED ASIA/PACIFIC              UNITED LATIN AMERICA, INC. ("ULA")
                  ("UPC")                          COMMUNICATIONS, INC. ("UAP") *

                                                              100.0%
DISTRIBUTION                                      UNITED AUSTRALIA/PACIFIC, INC.       DISTRIBUTION
AUSTRIA:                                                  ("UNITED A/P")               BRAZIL:
  Telekabel Group                      95.0%                                             TV Show Brasil                 100.0%
BELGIUM:                                                       72.9%                     Jundiai                         49.0%
  UPC Belgium                         100.0%                                           CHILE:
CZECH REPUBLIC:                                AUSTAR UNITED COMMUNICATIONS LIMITED      VTR                            100.0%
  UPC Czech                           100.0%             ("AUSTAR UNITED")             MEXICO:
FRANCE:                                                                                  Megapo                          90.3%
  UPC France                           92.0%   DISTRIBUTION                            PERU:
GERMANY:                                       AUSTRALIA:                                Cable Star                     100.0%
  PrimaCom                             25.0%     Austar                       100.0%   URUGUAY:
  EWT/TSS Group                        51.0%     Austar United Broadband      100.0%     Enalur                         100.0%
HUNGARY:                                       NEW ZEALAND:                            CONTENT
  UPC Magyarorszag                    100.0%     Telstra Saturn                50.0%   LATIN AMERICAN PROGRAMMING:
  Monor                                98.9%   CONTENT                                   MGM Networks LA                 50.0%
ISRAEL:                                        AUSTRALIA:
  Tevel                                46.6%     XYZ Entertainment             50.0%
MALTA:
  Melita                               50.0%
THE NETHERLANDS:                               * OTHER UAP
  UPC Nederland                       100.0%   CHINA:
NORWAY:                                          Hunan International TV        49.0%
  UPC Norge                           100.0%   PHILIPPINES:
POLAND:                                          Pilipino Cable Corporation    19.6%
  UPC Polska                          100.0%
ROMANIA:
  UPC Romania                   51.0%--70.0%
SLOVAK REPUBLIC:
  UPC Slovak                   95.0%--100.0%
SWEDEN:
  UPC Sweden                          100.0%
CHELLO BROADBAND                      100.0%
PRIORITY CLEC
SPAIN:
  Munditelecom                         50.1%
NORWAY:
  El Tele Ostfold                     100.0%
THE NETHERLANDS:
  PRIORITY TELECOM                    100.0%
MEDIA AND CONTENT
CZECH REPUBLIC/SLOVAK
  REPUBLIC/ HUNGARY:
  UPC Direct Programming              100.0%
    B.V.
IRELAND:
  Tara                                 80.0%
THE NETHERLANDS:
  UPCtv                               100.0%
POLAND:
  Wizja TV B.V.                       100.0%
SPAIN:
  Iberian Programming                  50.0%
UNITED KINGDOM/CENTRAL
  EUROPE:
  UPC Broadcast Centre                100.0%
UNITED KINGDOM:
  Xtra Music                           50.0%
OTHER:
  SBS                                  23.5%

EUROPE

Our European operations are held through our 52.6% owned subsidiary, UPC, which owns and operates the largest Pan-European group of broadband communication networks. UPC provides video, telephone and high-speed Internet access services in 17 countries in Europe, and Israel. UPC's shares are publicly traded on the official segment of the stock market of Euronext Amsterdam, N.V. under the symbol "UPC" and on The Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "UPCOY". UPC had a market capitalization of approximately $3.0 billion based on the closing price on Nasdaq on March 21, 2001.

Over the past few years, UPC has been upgrading its cable television systems to high-speed, two-way capacity. In addition to being able to offer telephone and Internet services, the upgraded network will allow UPC to offer enhanced digital video services, such as near video on demand ("NVOD") and interactive television. As of December 31, 2000, approximately 67% of the network in UPC's western European systems, excluding Germany, had been upgraded as well as 14% of UPC's Eastern Europe systems. UPC continues to upgrade its network in its other systems.

During 2000, UPC initiated the soft launch of its digital video services in the Netherlands, UPC's largest market. UPC plans a hard launch of digital video in the Netherlands in 2001, as well as in Austria and France. Full digitalization of UPC's television signals will be made possible by UPC's network upgrade to full two-way capability. The roll-out of digital services via the set-top computers installed in customers' homes will involve significant capital investment and the use of new technologies. UPC cannot assure that they will be able to complete the roll-out of digital services on the planned schedule.

During 2000, UPC undertook a significant project of upgrading and integrating its information technology systems, creating a Pan-European infrastructure to support the delivery of UPC's triple play services. The primary purpose of the project is the integration of software applications and processes into a complete information technology ("IT") and business solution. Various modules, such as billing and collection, customer care, activation and provisioning, capacity management, and reporting will be linked to a Pan-European data center based in the Netherlands. Currently, all of the telephone and Internet customers of UPC France have been transferred to this platform. During the course of 2001, UPC is planning to migrate UPC France's video customers, as well as UPC Netherlands' customers to the new platform.

VIDEO

UPC offers some of the most advanced analog video services available today and a large choice of radio programs. In many systems, for example, UPC has introduced impulse pay-per-view services. UPC plans to continue improving its expanded basic tier offerings by adding new channels and, where possible, migrating popular commercial channels into an expanded basic tier service. Generally, basic tier pricing is regulated while the expanded basic tier is not price-regulated. In addition, UPC plans to offer subscribers additional choice by offering thematic groupings of tiered video services in a variety of genres and by increasing the number and time availability of pay-per-view offerings.

The increased channel capacity provided by digitalization will enable UPC to offer subscribers more choice in video products, such as NVOD, digital expanded basic tiers, and additional premium channels. In addition, digitalization will allow UPC to provide value-added services such as digital music, walled garden, interactive television and basic e-mail functionality. The increased channel capacity provided by digitalization will enable subscribers to customize their subscriptions for UPC's products and services to suit their lifestyles and personal interests. UPC also intends to provide its subscribers with customizable programming guides that would enable them to program their favorite channels and also allow parents to restrict their children's viewing habits.

VOICE

UPC offers local telephone services over its network, under the brand name PRIORITY TELECOM, in its Austrian, Dutch, French and Norwegian systems. UPC also has a traditional telephone network in Hungary and the Czech Republic. UPC offers its residential telephone customers local, national and international voice services in addition to several value-added features.

Traditional telephone service is carried over twisted copper pair in the local loop. The cable telephone technology that UPC is using allows telephone traffic to be carried over its upgraded network without requiring the installation of twisted copper pair. This technology only requires the addition of equipment at the master telecom center, the distribution hub and in the customer's home to transform voice communication into signals capable of transmission over the fiber and coaxial cable. UPC is currently working on alternative telephone technologies, including Voice over Internet Protocol ("VOIP"). VOIP is well-suited for many of UPC's networks, as the technology used is similar to its existing Internet service. Because of these similarities, UPC believes it can minimize their capital expenditures for the introduction of VOIP as compared to other technologies. Because VOIP services are commercially available from other operators, there can be no assurances that UPC will be able to successfully launch VOIP services to its customers.

UPC generally prices its telephone services at a discount compared to services offered by incumbent telecommunications operators. Because of the relatively high European local tariff rates, UPC believes potential customers will be receptive to its telephone services at a lower price. In addition to offering competitive pricing, UPC offers a full complement of services to telephone subscribers including custom local access services, "CLASS," including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling. UPC also provides voice mail and second lines. The introduction of number portability in some of its markets, including The Netherlands, Norway and France, provides an even greater opportunity as potential customers will be able to subscribe to UPC's service without having to change their existing telephone numbers.

Each of UPC's operating companies that offers telephone services has entered into an interconnection agreement with the incumbent national telecommunications service provider. In addition, certain of these operating companies have also entered into interconnection agreements with other telecommunications service providers, providing alternative routes and additional flexibility. Even though UPC has secured these interconnection arrangements, UPC may still experience difficulty operating under them. In UPC's Amsterdam system, for example, capacity constraints at the interconnection have lowered the quality of its telephone service, resulting in a higher rate of customer loss than its system has experienced before. In Austria, while UPC secured its interconnection arrangement with the support of the Austrian telecommunications regulator, the Austrian incumbent telecommunications operator is challenging the arrangement in the Austrian courts. PRIORTY TELECOM will manage UPC interconnection relationships in the future.

INTERNET

UPC initially launched its broadband Internet business in a few of its operating systems in September 1997. Cable modem technology allows access to the Internet over UPC's existing upgraded network. All that is required is to transform data communication into signals capable of transmission over fiber and coaxial cable is the addition of incremental electronic equipment, including servers, routers and switches at the master telecom center. Cable modems allow Internet access at speeds significantly faster than dial-up access. Although a number of different technologies designed to provide much faster access than traditional dial-up modems have been proposed and are being introduced, such as digital subscriber line ("DSL"), UPC believes that cable modem access technology is superior. Cable modem technology, unlike most other high-speed technologies, is based on the widely used Transport Control Protocol/Internet Protocol ("TCP/IP"), which is used on local area networks and the Internet. A global standard for TCP/IP has been creased and accepted.

UPC's local operating companies have entered into franchise agreements with CHELLO BROADBAND which provides UPC's local systems access to the Internet gateway and the CHELLO portal. Under the franchise agreements, CHELLO BROADBAND provides UPC's affiliates with high-speed connectivity, caching, local language broadband portals, and marketing support for a fee based upon a percentage of subscription and installation revenue. In the future, the franchise agreement further provides that the local operator will receive a percentage of the revenue from CHELLO BROADBAND'S e-commerce and advertising.

WESTERN EUROPE

AUSTRIA: TELEKABEL GROUP. UPC owns 95.0% of the Telekabel Group, which provides communications services to Vienna and other Austrian cities and is the largest video distribution system in Austria with over 40.0% of the market.

UPC is capitalizing on Telekabel Group's strong market position and positive perception by its customers by aggressively expanding Telekabel Group's service offerings as its network is upgraded to full two-way capability. The upgraded network enabled Telekabel Group to launch an expanded basic tier, impulse pay-per-view services and Internet access services in 1997. Telekabel Group launched PRIORITY TELECOM cable telephone services in Vienna on a commercial basis in early 1999, Internet access service in September 1997 and CHELLO BROADBAND service in June 1999. UPC plans to launch digital video services in Austria in the second half of 2001.

Telekabel Group consists of five Austrian corporations, each of which owns a cable television operating system. UPC owns 95.0% of, and manages, each Telekabel Group company.

BELGIUM: UPC BELGIUM. UPC Belgium, UPC's 100% owned subsidiary, provides cable television and communications services in selected areas of Brussels and Leuven.

UPC Belgium plans to increase revenues through the introduction of new services that currently are not subject to price regulations. UPC Belgium offers an expanded basic tier cable television, impulse pay-per-view as well as UPC's CHELLO BROADBAND Internet access service.

FRANCE: UPC FRANCE. UPC France is one of the largest cable television providers in France. UPC France's major operations are located in suburban Paris, the Marne-la-Vallee area east of Paris, Lyon and in other towns and cities throughout France. UPC's interest in UPC France is 92.0%.

In June 1998, UPC France obtained a 15-year telephone and network operator license for an area that includes 1.5 million homes in the eastern suburbs of Paris. UPC France began offering telephone services in its existing cable television franchise area in March 1999 and has continued to roll-out telephone services in 2000 in suburban Lyon and Limoges.

UPC France launched CHELLO BROADBAND'S Internet access services over the upgraded portions of its network in 1999. One of UPC's recently acquired systems began offering Internet services at the end of 1997. UPC launched CHELLO BROADBAND'S Internet access service on its systems in the suburban Lyon and Limoges areas in the second quarter of 2000.

GERMANY: UPC GERMANY. In October 2000, UPC's 51.0% owned subsidiary, UPC Germany, acquired EWT/TSS Group, the fourth largest independent German broadband cable operator. EWT/TSS has cable operations throughout Germany, with the greatest concentration in Nordrhein-Westfalen, Berlin/ Brandenberg and Sachsen/Thueringen. EWT/TSS is the second largest cable provider in Berlin, and has introduced cable telephone services in Berlin on a trial basis. UPC also owns approximately 25.0% of PrimaCom, which owns and operates cable television networks in Germany. PrimaCom's footprint shares a significant geographic overlap with EWT/TSS.

On March 29, 2001, UPC announced an agreement with PrimaCom to merge its German assets with those of PrimaCom.

In the fourth quarter of 2000, UPC also entered into agreements with a subsidiary of Deutsche Bank providing UPC with a call option to acquire 530,000 subscribers, on a consolidated basis, and certain associated assets of TeleColumbus and SMATcom in the regions of Berlin/Brandenberg, Sachsen/ Thueringen and Rheinland - Pfalz/Saarland.

THE NETHERLANDS: UPC NEDERLAND. UPC's Dutch systems are its largest group of cable television systems. UPC has had operations in The Netherlands since it was formed in 1995, but substantially all of its operations in The Netherlands have come from acquisitions.

As UPC's subscribers are located in large clusters, including the major cities of Amsterdam, Rotterdam and Eindhoven, UPC has constructed a fiber backbone to interconnect these region-wide networks. In addition to cable television services, UPC Nederland offers Internet access and telephone services over its upgraded network.

As a result of UPC Nederland's high penetration in its Dutch systems and the rate regulation of the basic tier in many of UPC Nederland's franchise areas, UPC has focused its efforts on increasing revenue per subscriber in these systems through the introduction of new video, telephone and Internet access services. Many of UPC's Dutch systems have offered an expanded basic tier since late 1996. UPC initially launched impulse pay-per-view services in April 1997. In the fourth quarter of 2000, UPC commenced the soft roll-out of digital video services in Amsterdam and Rotterdam. In 2001, UPC will continue to focus on the bundling of its new services to achieve increased revenue per subscriber.

UPC's Amsterdam system launched its cable telephone service in July 1997. UPC Nederland launched PRIORITY TELECOM cable telephone service in many other parts of its network in May 1999. In some of UPC's recently acquired systems, UPC launched cable television services in 2000.

Some of UPC's Dutch systems had Internet access services as early as 1997. UPC launched CHELLO BROADBAND'S Internet services in UPC Nederland's existing systems in early 1999 and in its new systems in 2000.

NORWAY: UPC NORGE. UPC Norge is Norway's largest cable television operator. UPC Norge's main network is located in Oslo and its other systems are located primarily in the southeast and along the southwestern coast. UPC Norge has been upgrading its network to two-way capacity since 1998.

UPC Norge offers cable television subscribers four tiers of video services.

UPC Norge introduced PRIORITY TELECOM'S cable telephone service in April 1999 in the upgraded portions of its network. UPC Norge launched Internet access service in March 1998 and introduced CHELLO BROADBAND service in June 1999. UPC has migrated all of UPC Norge's existing Internet access subscribers to CHELLO BROADBAND.

SWEDEN: UPC SWEDEN. In July 1999, UPC acquired Stjarn, now called UPC Sweden. UPC Sweden operates cable television systems servicing the greater Stockholm area, currently offering six tiers of programming. Upon upgrade of its networks, UPC Sweden plans to offer additional tiers of programming. UPC Sweden launched Internet access service in one area in the City of Stockholm in April 1999 and introduced CHELLO BROADBAND service in November 1999.

UPC Sweden leases the fiber optic cables it uses to link to its main headend under agreements with Stokab, a city-controlled entity with exclusive rights to lay ducts for cables for communications or broadcast services in the City of Stockholm. The main part of the leased ducting and fiber optic cables is covered by an agreement which expires in January 2019. Additional fiber optic cables are leased under several short-term agreements, most of which have three-year terms but some of which have ten-year terms.

CENTRAL AND EASTERN EUROPE

CZECH REPUBLIC: UPC Czech provides cable and "wireless" cable television services in the cities of Prague and Brno, the Czech Republic's second largest city. In October 1999, UPC acquired 94.6% of Kabel Plus, the leading provider of cable television services in the Czech Republic. UPC recently acquired DattelKabel, a Prague-based cable television operator.

UPC offers a number of tiers of programming services in the Czech Republic. UPC launched satellite direct-to-home ("DTH") service in the Czech Republic during the third quarter of 2000, leveraging its existing DTH platform in Poland. UPC has plans to launch Internet access services and telephone services in its Czech systems in 2002, once the market has deregulated for telephone services.

HUNGARY: UPC MAGYARORSZAG. UPC has owned and operated systems in Hungary for nearly a decade. In June 1998, UPC combined its Hungarian operations with Kabeltel, Hungary's then second-largest operator of cable television systems, creating Telekabel Hungary, in which UPC retained a 79.3% interest. In February 2000, UPC acquired the 20.8% of UPC Magyarorszag that it did not own.

UPC launched DTH service in Hungary during the third quarter of 2000, leveraging its existing DTH platform in Poland. In the fourth quarter of 2000, UPC Magyarorszag launched Internet access services.

HUNGARY: MONOR. Monor, one of UPC's Hungarian operating companies, has offered traditional telephone services since December 1994. Through 2002, Monor has the exclusive, local-loop telephone concession for the region of Monor. UPC has an economic ownership interest in Monor of approximately 98.9%.

POLAND: UPC POLSKA. In August 1999, UPC acquired @Entertainment, now called UPC Polska, which owns and operates the largest cable television system in Poland. UPC Polska's subscribers are located in regional clusters encompassing eight of the ten largest cities in Poland. UPC Polska has DTH broadcasting service for Poland, targeted at homes outside of its cable network coverage area.

UPC launched CHELLO BROADBAND Internet services in the fourth quarter of 2000.

UPC Polska has been able to avoid constructing its own underground conduits in certain areas by entering into a series of agreements with TPSA, the Polish national telephone company, which permit UPC Polska to use TPSA's infrastructure for an indefinite period or for fixed periods up to 20 years. Over 80.0% of UPC Polska's cable television plant has been constructed using pre-existing conduits from TPSA. A substantial portion of these contracts to use TPSA conduit permits termination by TPSA without penalty upon breaches of specified regulations. Any termination by TPSA of such contracts could result in UPC Polska losing its permits, the termination of agreements with co-op authorities and programmers, and an inability to service customers with respect to the areas where its networks utilize the conduits that were the subject of such TPSA contracts. In addition, some conduit agreements with TPSA provide that cables can be installed in the ducts only for the use of cable television. If UPC Polska uses the cables for a purpose other than cable television, such as data transmission, telephone, or Internet access, such use could be considered a violation of the terms of certain conduit agreements, unless this use is expressly authorized by TPSA. There is no guarantee that TPSA would give its approval to permit other uses of the conduits.

UPC Polska's DTH service is encoded and transmitted, or "uplinked," from its Maidstone, U.K. facility to geosynchronous satellites that receive, convert and amplify the digital signals and retransmit them to earth in a manner that allows individual subscribers to receive and be billed for the particular programming services to which they subscribe. UPC Polska has an eight-year contract with British Telecommunications for the provision and maintenance of its uplink equipment at Maidstone and leases transponders on Astra satellites 1F and 1G under a 10-year contract.

ROMANIA. UPC recently entered into a joint venture with the owners of two Romanian cable television companies, collectively "AST", to which UPC's and AST's Romanian assets were contributed. UPC holds a 70.0% interest in the joint venture. UPC's Romanian systems offer subscribers two or three different tiers of programming.

SLOVAK REPUBLIC: UPC SLOVENSKO. UPC is the largest cable operator in the Slovak Republic. UPC offers subscribers three tiers of cable television service. UPC launched DTH service in the Slovak Republic during the fourth quarter of 2000, leveraging its existing DTH platform in Poland. UPC plans to launch telephone and Internet access services as regulation permits.

UPC MEDIA

UPC recently formed a new division, UPC Media, combining UPC's Internet and content businesses. Due to the convergence of various media forms, UPC believes these businesses will operate more efficiently if combined. UPC Media will focus on four key areas: (i) CHELLO BROADBAND Internet access; (ii) interactive services; (iii) transactional television and (iv) pay television.

CHELLO BROADBAND

In March 1998, UPC formed CHELLO BROADBAND for the purpose of developing a global broadband Internet operation. CHELLO BROADBAND provides access to the gateway of UPC's operating companies and non-affiliates, as well as content through the CHELLO portal. CHELLO BROADBAND was initially launched by certain of UPC's operating companies in March 1999.

CHELLO BROADBAND has long-term agreements for the distribution of Internet access services to residential and business customers using cable television and fixed wireless infrastructure of local operators, including our companies and those of United, covering 16.7 million homes in Europe and Latin America. CHELLO BROADBAND currently provides its services through UPC's operating companies in Austria, Belgium, France, The Netherlands, Norway, Sweden, Hungary and Poland, and through our operating companies in Chile. CHELLO BROADBAND'S agreements with UPC's affiliates cover all the homes in their territory. Therefore, as the affiliates' network expand, other than through acquisitions, CHELLO BROADBAND'S exclusive rights to distribute its services will expand as well.

CHELLO BROADBAND provides UPC's affiliates and non affiliated local operators with high-speed connectivity, caching, local-language broadband portals, and marketing support for a fee based upon percentage of subscription and installation revenue through a franchise agreement. In the future the franchise agreement further provides that the local operator will receive a percentage of the revenue from CHELLO BROADBAND e-commerce and advertising.

The primary components of CHELLO BROADBAND'S network are its network operations center, its backbone infrastructure named AORTA, its master and regional data centers. AORTA allows Internet traffic to be routed or rerouted if parts of the network are congested or impaired. The core of AORTA connects Amsterdam, Stockholm, Vienna, Paris, Brussels and London. In addition, Oslo and New York are part of the AORTA network. CHELLO BROADBAND uses its network operations center to monitor the quality of its services. From this center in Amsterdam, which operates 24 hours per day, 7 days per week, CHELLO BROADBAND can manage AORTA, regional data centers, regional networks, headend facilities, servers and other components of the network infrastructure. During 2001, CHELLO BROADBAND plans to introduce bandwidth monitoring tools, which are critical for effective network cost control. CHELLO BROADBAND expects to launch a "chello plus" product for heavy users.

INTERACTIVE SERVICES

UPC expects the development of interactive services to play a vital role in UPC's digital strategy. UPC's interactive services group within UPC Media is responsible for core digital products, such as electronic program guide ("EPG"), walled garden, television email and other applications like enhanced news and on-screen betting. The technical platform launch, which will allow UPC to begin its offering of interactive service, is nearing completion.

Interactive services will also be responsible for continued development of the CHELLO portal. UPC's strategy is to initially create a "thin portal" internally, and then work with strong partners to develop deep content. To date CHELLO BROADBAND has developed nine local language portals. Each of these portals brings together locally relevant content with broadband content and is managed and supported locally by a CHELLO BROADBAND office. CHELLO BROADBAND plans to offer an expanding variety of multimedia content, e-commerce and services specifically designed to take advantage of the speed and versatility provided by broadband access.

TRANSACTIONAL TELEVISION

Transactional television, consisting of NVOD and video on demand ("VOD") is another core component of UPC's digital services. UPC's current digital product in the Netherlands includes 36 channels of NVOD. UPC plans to launch NVOD in Austria in 2001, followed by France in 2002. In addition to movies, VOD will provide a broad product offering such as events, local drama, music, kids, subscriptions and other.

PAY TELEVISION

The core of UPC Media's existing pay television business is the eight-channel thematic bouquet launched by UPCtv since May 1999. The channels were created by acquiring content from third parties. The channels include various genres, such as Extreme Sports Channel, Expo Film1, Avante, Sport1, Club, Reality TV, and Innergy and are distributed from the digital media center ("DMC") throughout Europe. UPC also plans to distribute these channels to entities that are not affiliated with UPC and in countries where UPC does not currently operate. UPC currently has over 20 non-UPC distribution contracts. UPC has already reached agreement to distribute one or more of its channels to non-affiliated systems in Germany, Sweden, The Netherlands, Israel, and Turkey.

In October 2000, UPC officially opened the DMC in Amsterdam. The DMC is a state-of-the-art production facility that provides UPCtv and other broadcasters with production and post-production playout and transmission facilities. The DMC combines the ability to produce high-quality, customized content by integrating various video segments, language dubbing, sub-titling and special effects, with up and down-link facilities for delivery to customers.

In addition to the UPCtv channels, UPC has been involved in branded equity ventures for the development of country specific content, including:

- an 80.0% interest in Tara TV, a company that produces an Irish-thematic general entertainment channel for the United Kingdom market;

- a 50.0% interest in Iberian Programming Services, which produces a movie channel, a documentary channel, a children's channel and a music channel independently, as well as a history channel in joint venture with A&E Networks for the Spanish and Portuguese markets,

- a 50.0% interest in Xtra Music, which provides an 80 channel digital audio service by satellite in Europe in joint venture with DMX

- a 10.0% interest in Cinenova, which produces a premium movie channel in the Netherlands and Belgium in joint venture with Disney and Sony

- a 50.0% interest in MTV Networks Polska, a joint venture with MTV Networks Europe which produces and distributes two 24-hour music channels: MTV Polska which is specifically targeted at the Polish marketplace, and VH1 Polska; and

- a 20.0% interest in ATV, which produces a general entertainment channel for the Austrian market.

UPC has a strategic investment of approximately 23.5% in SBS which creates, acquires, packages and distributes programming and other media content in many of UPC's territories and elsewhere in Europe via television channels, radio stations and the Internet.

PRIORITY TELECOM OVERVIEW

UPC's existing network infrastructure and facilities also provide opportunity for cost-effective access to potential business telephone and Internet customers. In 1998, UPC founded PRIORITY TELECOM for the purpose of providing telephone services to its customers passed by UPC's upgraded networks. In addition, UPC created Priority Wireless as an outreach technology to reach additional customers. Due to the potential value of UPC's business customers, UPC decided to spin-off the business telephone and data customers of its local systems as PRIORITY TELECOM, which is now positioned to become UPC's European solutions provider for the business market. UPC expects to complete the spin-off process by the third quarter of 2001. Through PRIORITY TELECOM and the business competitive local exchange carrier ("CLEC") operations of UPC's local operating companies, which UPC is in the process of transferring to PRIORITY TELECOM, UPC's CLEC business is currently operating in 12 cities in 5 European countries (Austria, France, Hungary, the Netherlands and Norway). As of December 31, 2000, PRIORITY TELECOM had over 3,500 business customers.

In November 2000, PRIORITY TELECOM acquired Cignal Global Communications ("Cignal"), a global carriers' carrier. PRIORITY TELECOM acquired 100% of Cignal in exchange for a 16.0% interest in its shares.

In addition to basis transport lane type telephone services, PRIORITY TELECOM has developed its product portfolio towards VOIP, advanced hosting services, IP-virtual private network ("IP-VPN") services and Applications Service Provider ("ASP") enabling services. Management believes this process is necessary to anticipate and meet changing business customer requirements.

UPC expects PRIORITY TELECOM to be able to leverage substantially from UPC's operating companies existing infrastructure, allowing for efficient, cost-effective growth. For operations with UPC's affiliates network areas, PRIORITY TELECOM'S network will consist of 12 metropolitan area networks ("MANs") and national and international long distance networks. Contrary to 'regular' CLEC-built networks, which target a selected business area only, PRIORITY TELECOM'S MAN based on UPC's network will be a denser 'general-purpose' built network. This creates strategic advantages for PRIORITY TELECOM since it can, for instance, serve the headquarters of a large bank in Amsterdam, and also serve their branch offices across the city with on-net solutions. In addition, the dense network enables PRIORITY TELECOM to execute a 'smart build' strategy. It allows 'regular' CLEC extensions to the current footprint and addition of local tails for limited capital expenditure with a short time-to-market. In addition, PRIORITY TELECOM obtained a pan-European backbone network, providing connectivity to its 14 target cities through its merger with Cignal.

UPC is in the process of completing the spin-off of UPC's business CLEC services. PRIORITY TELECOM'S MANs and national networks will be based on 25-year indefeasible rights of use ("IRUs") over UPC's affiliates' European network. As part of the agreement, PRIORITY TELECOM will pay an annual administration, operations and maintenance fee to UPC's affiliates, as well as entering into service agreements. The local tail circuits connecting the business premises to the fiber ring will be leased from UPC's affiliates.

UPC's affiliates have also agreed to provide certain services relating to PRIORITY TELECOM'S operations through outsourcing contracts. Services include the maintenance, upgrade and configuration of network termination devices, network operations center management, network management services and fault resolution for the local hybrid fiber coaxial ("HFC") infrastructure.

ASIA/PACIFIC

Our Asia/Pacific operations are primarily held through our 72.9% owned subsidiary, Austar United, which is one of the fastest growing broadband communications companies in Australia and New Zealand. Austar United provides video, telephone, Internet access and content services through its three core businesses: Austar, XYZ Entertainment and Telstra Saturn. Austar United completed an initial public offering in July 1999 and is publicly traded on the Australian Stock Exchange under the symbol "AUN". Austar United had a market capitalization of approximately $212.4 million based on the closing price on the Australian Stock Exchange on March 21, 2001.

AUSTAR (AUSTRALIA)

Austar is the largest provider of pay television services in regional Australia with a service area encompassing approximately 2.1 million homes, or approximately one-third of Australia's total homes. Austar is the only pay television provider in substantially all of its service area.

DISTRIBUTION SYSTEMS. Austar uses digital DTH and wireless cable distribution technologies for delivery of pay television and data services. At present, approximately 85.0% of Austar's subscribers are serviced by digital satellite DTH technologies, while 15.0% receive service via wireless cable. Austar constructs and owns the Microwave Multi-point Distribution System ("MMDS") transmission facilities and installs and retains ownership of all customer premises equipment for both its DTH and wireless cable customers.

PROGRAMMING AND PRICING. Austar offers some of the widest range of programming available in Australia. Its programming agreements allow Austar to establish different service levels of tiers at multiple price points. By tiering its services, Austar permits its subscribers to select programming that is customized to their interests, which we believe is a valuable tool in ensuring our product meets customer value expectations. Tiering also provides customers with a lower-priced basic service that both enhances sales opportunities and helps reduce the level of customer churn.

PROGRAMMING AGREEMENTS. Austar's programming agreement with Foxtel provides it with the exclusive rights to distribute Showtime, Encore and TV-1 via digital DTH and wireless cable throughout Austar's service area until December 2006. In addition, Austar has an agreement with a News Corporation Limited subsidiary pursuant to which Austar has the exclusive right to distribute Fox Sports and Fox Sports Two over the same technologies throughout Austar's service area until 2006. Austar's programming agreement for C7 Sports provides Austar with non-exclusive Australian Football League coverage. Austar has also entered into an agreement with C&W Optus that provides Austar with non-exclusive distribution rights for the three C&W Optus movie channels until December 2006.

Austar has exclusive rights in its service area to distribute, via DTH and wireless cable, five channels of programming supplied by XYZ Entertainment:
DISCOVERY CHANNEL, NICKELODEON, THE LIFESTYLE CHANNEL, CHANNEL [V] and ARENA. The Disney Channel is provided to Austar under a licensing agreement that runs until September 2005. Austar also obtains at competitive price levels additional programming from a number of independent sources, including Time Warner, ESPN, Seven Network, National Geographic, Music Country and Sky Racing. The Weather Channel, the Adults Only channel and certain pay-per-view events are sourced from entities in which we have an interest.

Austar's monthly churn averaged 2.9% during 2000, 2.9% during 1999 and 3.9% during 1998. Austar believes that this ratio is likely to continue to decline in the future, although there can be no such assurances. Factors which Austar believes will contribute to the decline in customer churn include: the continued enhancement of the price-value relationship as more content is added and the existing content improves, the tiering of services and tailoring packages to customers, a further reduction in the level of product sampling in a maturing market, the introduction in 1998 of annual and six-month subscriber contracts and improved customer communications combined with loyalty programs.

NEW BUSINESS OPPORTUNITIES. Austar launched high-speed and traditional Internet access services in its markets in early 2000 using wireless cable technologies, and began delivering these services in some of its operating areas via digital DTH at the end of 2000. We believe the provision of Internet access services represents a significant market opportunity due to the combination of substantial consumer demand for Internet access, the limited capacity of the public switched telephone network in regional Australia and the lack of a broadband alternative. Austar also launched the resale of mobile telephone products in October 2000.

Austar has licensed an operating system for interactive television for digital set-top boxes with Open TV, Inc. This operating system enables Austar to introduce an enhanced electronic programming guide, interactive television applications and transactional services such as home banking and other electronic commerce. The introduction of these services should continue to help Austar realize its objectives of increasing revenue and decreasing churn.

TELSTRA SATURN (NEW ZEALAND)

Telstra Saturn is the only provider of integrated telephone, pay television and Internet access services in New Zealand. These services are currently provided in the greater Wellington area over a hybrid fiber cable network with an overlay of traditional telephone lines. Telstra Saturn plans to create a state-of-the-art national broadband network which will include a submarine fiber backbone linking Auckland, Wellington and Christchurch during the next five years.

OTHER UAP OPERATIONS

We also provide multi-channel television services via wireline cable in the Philippines, through our 19.6% economic interest in Pilipino Cable Corporation.

LATIN AMERICA

VTR

VIDEO. Our largest operation in Latin America is our 100% owned Chilean operation, VTR. Through VTR we are the largest provider of wireline cable television, MMDS and DTH technologies and a growing provider of telephone services in Chile. Wireline cable is VTR's primary business representing approximately 75.0% of VTR's subscribers. VTR has an estimated 55.0% market share of cable television services throughout Chile and an estimated 50.0% market share within Santiago, Chile's largest city. VTR continues its wide-scale roll-out of residential cable telephone service in six communities within Santiago and five cities outside Santiago.

As of December 31, 2000, 40.0% of VTR's cable homes passed were capable of using VTR's telephone services and approximately 35.0% of VTR's telephone subscribers also subscribe to VTR's cable services.

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

VOICE. VTR began marketing cable telephone services to residential customers in several communities within Santiago in 1997. VTR offers basic dial tone service as well as several value-added services including voice mail, caller I.D., 3-way calling, speed dial, wake-up service, call waiting, call forwarding, local bill detail, unlisted number and directory assistance. VTR primarily provides service to residential customers who require one or two telephone lines. VTR also provides service to small businesses and home offices requiring up to twelve telephone lines. In general, VTR has been able to achieve approximately 20.0% to 30.0% penetration of its new telephone markets within the first year of marketing.

As of December 31, 2000, approximately 40.0% of VTR's network was capable of providing cable telephone service. Since 77.0% of VTR's network currently has 750 megahertz ("MHz") of capacity, VTR's costs to upgrade to two-way capable architecture are relatively low. In areas where VTR's network has less than 750 MHz of capacity, VTR either has to retrofit existing network or rebuild the network to upgrade to two-way capability. VTR's plan is to be technologically capable of providing service to approximately 300,000 additional two-way homes by the end of 2001 and to be able to provide telephone service to 1.2 million homes by the end of 2002, although achieving these objectives depends on several factors, many of which are outside the control of VTR.

VTR has the necessary interconnect agreements with local carriers, cellular operators and long distance carriers to allow VTR to provide its telephone services. Interconnect agreements are mandatory for all local carriers.

INTERNET. VTR began offering Internet access services in 1999. VTR projects that there will be increasing demand for Internet services. Currently, other than VTR, there are no providers of high-speed Internet access beyond the trial stages in Chile.

OTHER ULA OPERATIONS

We have ownership interests in two systems in Brazil: (i) a 49.0% interest in Jundiai, which holds nonexclusive cable television licenses for the city of Jundiai in southern Brazil and (ii) a 100% interest in TV Show Brasil, an owner and operator of a 31-channel exclusive license MMDS system in Fortaleza, on the Northeast coast of Brazil. We also have a 90.3% interest in Megapo, a regional cable television system based in Cuernavaca, Mexico and 100% of Cable Star S.A., a cable television system in Peru.

We provide content to various Latin American countries through our 50.0% ownership interest in MGM Networks LA. MGM Networks LA currently produces and distributes three pan-regional channels including: MGM Gold, a Portuguese language movie and television series channel for Brazil; MGM, a Spanish language movie and television series channel; and Casa Club TV, a Spanish and Portuguese language lifestyle channel dedicated to home, food and lifestyle programming featuring a significant block of original productions. These three channels are currently distributed on most major cable and satellite systems in 17 countries throughout Latin America.

COMPETITION

In areas where our cable television franchises are exclusive, our operating companies generally face competition only from DTH satellite service providers and terrestrial television broadcasters. We have faced the most competition from DTH providers in France, Poland and Sweden. In those areas where our cable television franchises are nonexclusive, including Chile, New Zealand, France, Sweden and Poland, our operating companies face competition from other cable television service providers, DTH satellite service providers and television broadcasters.

In the provision of telephone services, our operating companies face competition from the incumbent telecommunications operator in each country. These operators have substantially more experience in providing telephone services and have greater resources to devote to the provision of telephone services. In many countries, our operating companies also face competition from other new telephone service providers like us, including traditional wireline providers, other cable telephone providers, wireless telephone providers and indirect access providers.

In the provision of Internet access, services and online content, CHELLO BROADBAND faces competition from incumbent telecommunications companies and other telecommunications operators, other cable-based Internet service providers, non cable-based Internet service providers and Internet portals. The Internet services offered by these competitors include both traditional dial-up Internet services and high-speed access services. We have recently encountered competition from a new technology, DSL, which provides high-speed Internet access over traditional telephone lines. DSL services are offered by both incumbent and alternative providers. We expect DSL to be a strong competitor to our Internet service in the future.

In the provision of CLEC services, PRIORITY TELECOM faces competition from the incumbent telecommunications operator in each country and other CLEC operators. Certain of these operators have substantially more experience in providing telephone services and have greater resources to devote to the provision of telephone services.

EMPLOYEES

As of December 31, 2000, we, together with our consolidated subsidiaries, had approximately 15,700 employees. Certain of our operating subsidiaries, including our Austrian, Dutch, Norwegian and Australian systems are parties to collective bargaining agreements with some of their respective employees. We believe that our relations with our employees are good.

REGULATION

The distribution of video, telephone and content businesses are regulated in each of the countries in which we operate. The scope of regulation varies from country to country, although in some significant respects regulation in UPC's Western European markets is harmonized under the regulatory structure of the European Union ("EU"). Adverse regulatory developments could subject us to a number of risks. These regulations could limit our growth plans, limit our revenues, and limit the number and types of services we offer in different markets. In addition, regulation may impose certain obligations on our systems that subject them to competitive pressure, including pricing restrictions, interconnect obligations and open-network provision obligations and restrictions on content we deliver, including content provided by third parties. Failure to comply with current or future regulation could expose us to various penalties.

In general the regulatory environment in the EU countries in which we operate are to an increasing degree shaped by the EU framework. Since January 1, 1998, EU directives have set out a framework for telecoms regulation which all Member States must follow. This is the subject of regular implementation reports from the European Commission which assess the compliance of Member States with the various requirements of the directives. In addition, the Commission has taken action to enforce compliance on Member States.

The European Union is taking steps to substantially increase the level of harmonization across the whole range of communications and broadcasting services from January 1, 2003.

In addition, all EU legislation is required to be implemented in those countries seeking EU membership before they accede to the EU. Thus, EU rules have a strong influence/foreshadowing effect in almost all UPC's countries of operation.

EUROPEAN UNION

Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, The Netherlands, Portugal, Spain, Sweden and the United Kingdom are all member states of the EU. As such, these countries are required to enact national legislation which implements directives issued by the EU Commission and other EU bodies. Although not an EU Member State, Norway is a member of the European Economic Area and has generally implemented or is implementing the same principles on the same timetable as EU member states. The Czech Republic, Hungary, Malta, Poland, Romania and Slovak Republic, which are in the process of negotiating their memberships into the EU, started adjusting their regulatory systems to EU requirements. As a result, most of the European markets in which UPC operates or has pending acquisitions have been significantly affected by regulation initiated at the EU level.

On July 12, 2000, the European Commission proposed a suite of new directives which, if implemented by the European Parliament and European Council would re-write the regulatory regime concerning communications services across the EU. The proposed regulatory framework would attempt, among other things, to decrease national variations in regulations and licensing systems and further increase market competition. These policies would seek to harmonize licensing procedures, reduce administrative fees, ease access and interconnection, and reduce the regulatory burden for telecommunications companies. The European Commission is also proposing to use competition laws rather than regulation to prevent dominant carriers from abusing their market power. Specifically, the various provisions of the proposed directives would: extend the protection of personal data and privacy rules to data services and Internet connections; define universal service goals and user rights policies; require several measures for consumer protection, including number portability and the establishment of a European emergency number; and require that, except in cases of limited resources such as the licensing of spectrum rights, national regulatory agencies issue general authorizations in place of individual operator licenses. These directives are expected to be adopted in some form or other in 2001 or 2002 and come in force in the Member States on January 1, 2003.

CONDITIONAL ACCESS FOR VIDEO SERVICES. EU member states regulate the offering of conditional access systems, such as set-top computers used for the expanded basic tier services offered by many of our operating companies. Providers of such conditional access systems are required to make them available on a fair, reasonable and non-discriminatory basis to other video service providers, such as broadcasters.

SEPARATION OF VIDEO AND TELEPHONE OPERATIONS. In June 1999, the European Commission adopted a directive requiring member states to enact legislation directing certain telecommunications operators to separate their cable television and telecommunications operations into distinct legal entities. This directive is intended to aid the development of the cable television sector and to encourage competition and innovation in local telecommunications and high speed Internet access. The directive includes competition safeguards to deter anticompetitive cross-subsidies or discrimination by incumbent telecommunications operators as they enter into cable television or broadband services.

TELEPHONE INTERCONNECTION. An EU directive sets forth the general framework for interconnection, including general obligations for telecommunications operators to allow interconnection with their networks. Public telecommunications network operators are required to negotiate interconnection agreements on a non-discriminatory basis. Public telecommunications network operators with significant market power (which, although it may vary, is generally presumed when an operator has 25.0% or more of the relevant market) are subject to additional obligations. They must offer interconnection without discriminating between operators that offer similar services, and their interconnection charges must follow the principles of transparency and be based on the actual cost of providing the interconnection and carriage of telephone traffic. The directive also contains provisions on collocation of facilities, number portability with certain exceptions, supplementary charges to contribute to the costs of universal service obligations and other interconnection standards. As a result, if the principles in the directive are fully applied, our operating companies in the EU and Norway should be able to interconnect with the public fixed network and other major telecommunications networks on reasonable terms in order to provide their services.

TELEPHONE LICENSING. EU member states are required to adopt national legislation so that providers of telecommunications services generally require either no authorization or a general authorization which is conditional upon "essential requirements," such as the security and integrity of the network's operation. Licensing conditions and procedures must be objective, transparent and non-discriminatory. In addition, telecommunications operators with significant market power may be required by member states to hold individual licenses carrying more burdensome conditions than the authorizations held by other providers. Significant market power is typically 25.0% of the relevant market. License fees can only include administrative costs except in the case of scarce resources where additional fees are allowed.

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

Member states are required to permit a satellite broadcaster to obtain the necessary copyright license for its programs in just one country (generally, the country in which the broadcaster is established), rather than obtaining copyright licenses in each country in which the broadcast is received.

In the Netherlands there are debates ongoing on the question of what rights regulation should afford third parties in terms of access to cable networks. In the summer of 2000, the Dutch government committed to produce a law on access to cable, in line with the EU framework within two years. The early stages of consultation on this law are now ongoing.

In addition, in March of 2001 OPTA (the Dutch communications regulator) and the NMa (the Dutch competition authority) published a joint consultation paper regarding access to cable networks. It is likely that the findings of this consultation will inform the ongoing legislative process.

There can be no certainty at the moment as to the final form of any such law, if passed, nor of the way in which it will be implemented by the regulatory authorities should it come into force. We expect debate on this issue at national and European level to continue for some time.

Set forth below is an overview of the types of regulation that affects our various businesses, as well as a summary of the regulatory environment in the EU and certain countries in which our we operate a significant proportion of our major systems.

DISTRIBUTION INFRASTRUCTURE AND VIDEO BUSINESS

LICENSES. Our operating companies are generally required to either obtain licenses, permits or other governmental authorizations from, or notify or register with, relevant local or regulatory authorities to own and operate their respective distribution systems. Generally, these licenses are non-exclusive. In many countries, licenses are granted for a specified number of years. For example, most of the licenses of UPC's Israeli system expire in 2002 and UPC will seek renewal.

In some countries, including Austria, France and Israel, UPC pays annual franchise fees based on the amount of UPC's revenues. In other countries, the fee consists of a payment upon initial application and/ or nominal annual payments.

Broadcasters such as SBS and our Polish DTH video service operate pursuant to licenses granted by national or local regulatory authorities that allow use of certain radio frequencies in a specified geographic area, generally for a limited duration but which can be renewed. Broadcasters operate subject to various regulatory conditions, such as limitations on advertising, program content, program sponsorship and ownership.

VIDEO "MUST CARRY" REQUIREMENTS. In most countries where UPC provides video and radio service, UPC is required to transmit to subscribers certain "must carry" channels, which generally include public national and local channels. The European Union requires that a certain percentage of the programming be produced by independent producers and limits the percentage of non-EU programming. Certain countries have adopted additional programming requirements. For example, in France various laws restrict the content of programming UPC is allowed to offer and in parts of Belgium UPC must seek authorization for distribution of non-EU programming. In Israel, cable television providers must obtain an authorization from the relevant regulatory authority to add or remove channels from their cable programming offerings and must spend at least 15 percent of their programming expenses on local programming.

PRICING RESTRICTIONS. Local or national regulatory authorities in many countries where we provide video services also impose pricing restrictions. Generally, basic tier price increases must be approved by the relevant local or national authority. In certain countries, price increases will only be approved if the increase is justified by an increase in costs associated with providing the service or if the increase is less than or equal to the increase in the consumer price index. Even in countries where rates are not regulated, subscriber fees may be challenged if they are deemed to constitute anti-competitive practices.

TELEPHONE

The liberalization of the telecommunications market in Europe and Chile allowed new entrants like us to enter the telephone services market. The regulatory situation in most of the Eastern European markets in which we operate and in Israel currently precludes us from offering traditional switched telephone services.

Generally, our operating companies are required to obtain licenses to offer telephone services, although, in some countries we need only register with the appropriate regulatory authority. Our operating companies have, to date, not been subject to telephone rate regulation but would become subject to such regulation in a number of jurisdictions if they are deemed to hold significant market power, typically defined as at least 25.0% market share in a relevant market. In some countries, we must notify the regulatory authority of our tariff structure and any subsequent price increases.

Incumbent telephone providers in each EU market are required to offer new entrants into the telephone market interconnection with their networks. Interconnection must be offered on a non-discriminatory basis and in accordance with certain principles set forth in the relevant EU directive, including cost-based pricing.

CONTENT BUSINESS

INTERNET. UPC's CHELLO BROADBAND subsidiary and most of our operating companies must comply with both EU regulation and with relevant domestic law in the provision of Internet access services and on-line content. In several countries, including Norway and France, the provision of Internet access services does not require any sort of license or notification to a regulatory body. Other countries, including Austria, Belgium and The Netherlands, require that providers of these services register with or notify the relevant regulatory authority of the services they provide and, in some cases, the prices charged to subscribers for such services.

Our operating companies that provide Internet services must comply with both Internet-specific and general legislation concerning data protection, content provider liability and electronic commerce. For example, in June 2000, the EU issued a directive establishing several principles for the regulation of e-commerce activities, including that companies providing network services or storage of information have limited obligations and liability for information transmitted or stored on their systems. As regulation in this area develops, it will likely have a significant impact on the provision of Internet services by our operating companies.

PROGRAMMING. The Polish programming we produce and one of our UPCtv channels is licensed in the United Kingdom by the Independent Television Commission as satellite television services. Some of our UPCtv channels are licensed in The Netherlands. As such, this programming is then retransmitted under the European Convention on Transfrontier Broadcasting.

COMPETITION LAW AND OTHER MATTERS

EU directives and national consumer protection and competition laws in UPC's Western European and certain other markets impose limitations on the pricing and marketing of integrated packages of services, such as video, telephone and Internet access services. These limitations are common in developed market economies and are designed to protect consumers and ensure a fair competitive market. While UPC may offer our services in integrated packages in our Western European markets, UPC is generally not permitted to make subscription to one service, such as cable television, conditional upon subscription to another service, such as telephone, that a subscriber might not otherwise take. In addition, we must not abuse or enhance a dominant market position through unfair anti-competitive behavior. For example, cross-subsidization between our business lines that would have this effect would be prohibited. We have to be careful, therefore, in accounting for discounts in services provided in integrated packages.

As we become larger throughout the EU and in individual countries in terms of service area coverage and number of subscribers, we may face regulatory scrutiny as we continue to acquire new systems or expand operations. Regulators may prevent certain acquisitions or permit them only subject to certain conditions.

In a number of non-EU jurisdictions where our operating companies have a significant market presence, we are subject to certain limitations. For example, in Hungary a single cable operator may not provide service to homes exceeding in the aggregate one-sixth of the Hungarian population. On November 8, 1999, the Israeli Restrictive Trade Practices Tribunal announced its determination that all Israeli cable television operating companies, including Tevel and Gvanim, were monopolies in their respective franchise areas in the field of supplying multi-channel pay television. Tevel and Gvanim intend to contest this declaration which would subject Tevel to the provisions of the Israeli Anti-trust law applicable to monopolies.

POLAND REGULATORY ISSUES

In addition to many of the issues discussed above, Poland has certain foreign ownership restrictions. In Poland, cable television permits may only be issued to and held by Polish citizens, or companies in which foreign persons hold no more than 49% of the share capital, ownership interests and voting rights. In addition, a majority of the management and supervisory board of any cable television operator holding permits must be comprised of Polish citizens residing in Poland. Programming may be broadcast in Poland only by Polish entities in which foreign persons hold no more than 33.0% of the share capital, ownership interest and voting rights. The majority of the management and supervisory boards of any company holding a broadcasting license must be comprised of Polish citizens residing in Poland. We believe that the ownership structure of UPC Polska and its subsidiaries comply with Poland's regulatory restrictions on foreign ownership.

Television operators, including cable and DTH operators, in Poland are subject to the provisions of the Polish Copyright Act. Recent legislation has increased the rights of authors in their copyrighted materials, which could lead to a significant increase of fees to be paid by television operators.

There is pending in Poland and a new Telecommunications Law which has been passed by the Polish Parliament and which, if signed by the President, is expected to come into force on January 1, 2001. If the new Telecommunications Law comes into effect in the current form, only the operation of public telephone networks and the operation of public networks used for the broadcasting or distributing of radio and TV programs would require a telecommunications permit to be issued by the new regulatory authority, the Office of Telecommunications Regulation ("OTR"). Other types of telecommunication activities, such as data transmission and Internet access services, would be subject to registration with the OTR.

The new Telecommunications Law may affect UPC Polska's ability to obtain required radio frequencies allocations in case such frequencies would be assigned by way of public tenders. The pending new

Telecommunications Law also contains provisions regarding the access to networks and infrastructure sharing, and eliminates foreign ownership restrictions with respect to the provision of cable television and domestic telecommunications services.

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

The Australia Broadcasting Services Act of 1992, or "BSA", regulates the ownership and operation of all categories of television and radio services in Australia. The technical delivery of broadcasting services is separately licensed under the Radiocommunications Act 1992 or the Telecommunications Act 1997, depending on the delivery technology utilized, such as wireline cable, DTH, MMDS or any other means of transmission. The BSA regulates subscription television broadcasting services by requiring each service to have an individual license. Companies associated with Austar hold approximately 152 television broadcasting licenses issued under the BSA. Each license is issued subject to certain conditions. The government may vary or revoke license conditions or may, by written notice, specify additional conditions.

Those companies also hold a carrier license, and operate as carriage service providers, under the Telecommunications Act for the provision of broadband Internet services and certain pay television services; as well as hold a mixture of spectrum and apparatus licenses issued under the Radiocommunications Act.

Under the BSA, foreign ownership of "company interests" of pay television broadcasting licenses is limited to 20.0% by a single foreign person and an aggregate of 35.0% by all foreign persons. The BSA licenses authorizing Austar's pay television services are held by Australian companies for the purposes of the BSA.

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

There were no votes by security holders in the fourth quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A Common Stock trades on Nasdaq under the symbol "UCOMA". On
November 11, 1999, the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend distributed on November 30, 1999, to shareholders of record on November 22, 1999. The effect of the stock split has been recognized retroactively in all share and per share amounts in this Annual Report on Form 10-K. The following table shows the range of high and low sale prices reported on Nasdaq for the periods indicated:

                                                                HIGH       LOW
                                                              --------   --------
Year ended December 31, 2000:
  First Quarter.............................................  $114.63     $56.06
  Second Quarter............................................  $ 74.38     $31.31
  Third Quarter.............................................  $ 62.00     $26.31
  Fourth Quarter............................................  $ 33.81     $11.50
Year ended December 31, 1999:
  First Quarter.............................................  $ 33.00     $ 9.38
  Second Quarter............................................  $ 37.56     $21.75
  Third Quarter.............................................  $ 46.00     $32.00
  Fourth Quarter............................................  $ 72.50     $35.50

As of March 1, 2001, there were approximately 99 holders of record of our Class A Common Stock and 28 holders of record of our Class B Common Stock.

We have never paid cash dividends on our common stock and we are currently restricted from paying cash dividends by the terms of the indentures governing our senior secured discount notes. See Item 8 "Financial Statements and Supplementary Data".

UPC's ordinary shares trade on the official segment of the stock market Euronext Amsterdam, N.V. and American Depositary Receipts evidencing its ordinary shares trade on Nasdaq under the symbol "UPCOY". In March 2000, at an extraordinary general meeting of shareholders, shareholders of UPC approved an amendment to UPC's Articles of Association to effect a three-for-one stock split. All share and per share amounts in this Annual Report on Form 10-K have been retroactively restated to reflect the three-to-one share split. The following table shows the range of high and low sales prices reported on Nasdaq since UPC's initial public offering on February 12, 1999:

                                                                HIGH       LOW
                                                              --------   --------
Year ended December 31, 2000:
  First Quarter.............................................   $79.46     $33.75
  Second Quarter............................................   $49.63     $16.75
  Third Quarter.............................................   $32.00     $17.94
  Fourth Quarter............................................   $21.06     $ 8.69
Year ended December 31, 1999:
  First Quarter (from February 12, 1999)....................   $15.00     $10.38
  Second Quarter............................................   $22.33     $12.96
  Third Quarter.............................................   $23.67     $18.54
  Fourth Quarter............................................   $46.83     $20.17

Austar United's ordinary shares are traded on the Australian Stock Exchange under the symbol "AUN". The following table shows the range of high and low sales prices reported on the Australian Stock Exchange since Austar United's initial public offering in July 1999:

                                                                HIGH       LOW
                                                              --------   --------
Year ended December 31, 2000:
  First Quarter.............................................   A$9.90     A$5.52
  Second Quarter............................................   A$8.50     A$4.85
  Third Quarter.............................................   A$6.55     A$3.90
  Fourth Quarter............................................   A$4.80     A$1.59
Year ended December 31, 1999:
  Third Quarter (from July 1999)............................   A$5.51     A$4.46
  Fourth Quarter............................................   A$6.70     A$4.35

ITEM 6. SELECTED FINANCIAL DATA

The following selected annual consolidated financial data have been derived from our audited consolidated financial statements. Our consolidated financial statements do not consolidate the operating results of our minority-owned affiliates, including UPC prior to December 11, 1997. The data set forth below is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and notes thereto and also with
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                        FOR THE YEAR ENDED           FOR THE TEN           FOR THE YEAR ENDED
                                           DECEMBER 31,              MONTHS ENDED             FEBRUARY 28,
                                  -------------------------------    DECEMBER 31,    -------------------------------
                                       2000             1999             1998             1998             1997
                                  --------------   --------------   --------------   --------------   --------------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)
STATEMENT OF OPERATIONS DATA:
  Revenue.......................  $    1,251,034   $      720,762   $      254,466   $       98,622   $       31,555
  Operating expense.............       (876,234)        (458,748)        (122,811)         (65,631)         (26,251)
  Selling, general and
    administrative expense......       (700,081)        (618,925)        (299,993)         (91,356)         (54,020)
  Depreciation and
    amortization................       (815,522)        (418,714)        (159,045)         (91,656)         (38,961)
                                  --------------   --------------   --------------   --------------   --------------
      Operating loss............     (1,140,803)        (775,625)        (327,383)        (150,021)         (87,677)
  Gain on issuance of common
    equity securities by
    subsidiaries................         127,731        1,508,839                -                -                -
  Interest income...............         133,297           54,375           10,681            7,806           13,329
  Interest expense..............       (928,783)        (399,999)        (163,227)        (124,288)         (79,659)
  Foreign currency exchange
    (loss) gain, net............       (215,900)         (39,501)            1,582          (1,419)            (350)
  Provision for losses on
    investment related costs....         (5,852)          (7,127)          (9,686)         (14,793)          (5,859)
  Gain on sale of investments in
    affiliates..................           6,194                -                -           90,020           65,249
  Other expense, net............         (4,305)         (14,641)          (3,518)          (3,669)            (641)
                                  --------------   --------------   --------------   --------------   --------------
      (Loss) income before
        income taxes and other
        items...................     (2,028,421)          326,321        (491,551)        (196,364)         (95,608)
  Income tax benefit (expense),
    net.........................           2,897            (198)            (610)                -                -
  Minority interests in
    subsidiaries................         934,548          360,444            1,410            1,568            4,358
  Share in results of
    affiliates, net.............       (129,914)         (50,249)         (54,781)         (68,645)         (47,575)
  Extraordinary charge for early
    retirement of debt..........               -                -                -         (79,091)                -
                                  --------------   --------------   --------------   --------------   --------------
      Net (loss) income.........  $  (1,220,890)   $      636,318   $    (545,532)   $    (342,532)   $    (138,825)
                                  ==============   ==============   ==============   ==============   ==============

  Net (loss) income per common
    share:
    Basic net (loss) income.....  $      (13.24)   $         7.53   $       (7.43)   $       (4.46)   $       (1.79)
                                  ==============   ==============   ==============   ==============   ==============
    Diluted net (loss) income...  $      (13.24)   $         6.67   $       (7.43)   $       (4.46)   $       (1.79)
                                  ==============   ==============   ==============   ==============   ==============

  Weighted-average number of
    common shares outstanding:
    Basic.......................      96,114,927       82,024,077       73,644,728       77,033,786       78,071,552
                                  ==============   ==============   ==============   ==============   ==============
    Diluted.....................      96,114,927       95,331,929       73,644,728       77,033,786       78,071,552
                                  ==============   ==============   ==============   ==============   ==============

                                                                  FOR THE TEN
                                      FOR THE YEAR ENDED            MONTHS           FOR THE YEAR ENDED
                                         DECEMBER 31,                ENDED              FEBRUARY 28,
                                ------------------------------   DECEMBER 31,    ---------------------------
                                     2000            1999            1998            1998           1997
                                --------------   -------------   -------------   -------------   -----------
                                                               (IN THOUSANDS)
OTHER FINANCIAL DATA:
  Operating loss..............  $  (1,140,803)   $   (775,625)   $   (327,383)   $   (150,021)   $  (87,677)
  Depreciation and
    amortization..............         815,522         418,714         159,045          91,656        38,961
  Stock-based compensation....        (43,183)         223,734         164,793               -             -
                                --------------   -------------   -------------   -------------   -----------
      Consolidated Adjusted
        EBITDA (1)............  $    (368,464)   $   (133,177)   $     (3,545)   $    (58,365)   $  (48,716)
                                ==============   =============   =============   =============   ===========

----------

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

                                                                   AS OF
                                ----------------------------------------------------------------------------
                                                 DECEMBER 31,                           FEBRUARY 28,
                                ----------------------------------------------   ---------------------------
                                     2000            1999            1998            1998           1997
                                --------------   -------------   -------------   -------------   -----------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents,
    restricted cash and short-
    term liquid investments...  $    2,235,524   $   2,573,821   $      94,321   $     358,122   $   140,743
  Other current assets, net...         844,676         412,445          94,206          52,877        28,934
  Investments in affiliates,
    net.......................         756,322         309,509         429,490         341,252       253,108
  Property, plant and
    equipment, net............       3,748,804       2,379,837         451,442         440,735       219,342
  Goodwill and other
    intangible assets, net....       5,154,907       2,944,802         424,934         409,190       132,636
  Other non-current assets....         263,540         382,439          47,702          77,659        45,173
                                --------------   -------------   -------------   -------------   -----------
      Total assets............  $   13,003,773   $   9,002,853   $   1,542,095   $   1,679,835   $   819,936
                                ==============   =============   =============   =============   ===========

  Current liabilities.........  $    1,553,765   $     908,700   $     326,552   $     291,390   $    88,941
  Senior notes and other long-
    term debt.................       9,544,926       5,989,455       1,939,289       1,702,771       675,183
  Other non-current
    liabilities...............          66,615          95,502         184,928          30,204         9,116
                                --------------   -------------   -------------   -------------   -----------
      Total liabilities.......      11,165,306       6,993,657       2,450,769       2,024,365       773,240

  Minority interests in
    subsidiaries..............       1,884,568         867,970          18,705          15,186           307
  Preferred stock.............          28,117          26,920          56,286          32,564        31,293
  Stockholders' (deficit)
    equity....................        (74,218)       1,114,306       (983,665)       (392,280)        15,096
                                --------------   -------------   -------------   -------------   -----------
      Total liabilities and
        stockholders'
        (deficit) equity......  $   13,003,773   $   9,002,853   $   1,542,095   $   1,679,835   $   819,936
                                ==============   =============   =============   =============   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' acceptance of our newer digital video, telephone and Internet access services, our ability to manage and grow our newer digital video, telephone and Internet access services, our ability to secure adequate capital to fund other system growth and development and our planned acquisitions, our ability to successfully close proposed transactions, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint venturers. We and our subsidiaries have announced several potential acquisitions, many of which are subject to various conditions, some of which may not occur. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. The following discussion and analysis of financial condition and results of operations cover the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998 and should be read together with our consolidated financial statements and related notes included elsewhere herein. These consolidated financial statements provide additional information regarding our financial activities and condition.

INTRODUCTION

We own and operate broadband communications networks outside the United States. While we began business as a cable television service provider, over the last few years we have upgraded many of our networks so they are capable of providing telephone and Internet access services, as well as enhanced video services. We provide video distribution services in 26 countries worldwide and telephone and Internet access services in a growing number of our international markets. Our operations are grouped into three major geographic regions: Europe, Asia/Pacific and Latin America. Our European operations are held through our 52.6% owned, publicly traded subsidiary, UPC, which is the largest pan-European broadband communications company providing video, telephone and Internet access services to 17 countries in Europe, and Israel. Our Asia/Pacific operations are primarily held through our 72.9% owned, publicly traded subsidiary, Austar United, which owns the largest provider of video services in regional Australia and a 50.0% interest in the only full-service provider of broadband communications in New Zealand. Our primary Latin American operation is our wholly owned VTR, Chile's largest multi-channel television provider and a growing provider of telephone services. Our goal is to enhance our position as a leading pan-regional distributor of video services and become a leading pan-regional provider of telephone and Internet access services, offering a one-stop shopping solution for residential and business communications needs. We plan to execute this strategy by increasing the penetration of our new services, primarily within our existing customer base.

For the year ended December 31, 2000, we consolidated the results of operations from our systems in Austria, Belgium, the Czech Republic, France, Germany (EWT/TSS), Hungary, Ireland, The Netherlands, Norway, Poland, Romania, the Slovak Republic, Sweden, Australia, New Zealand (until April 1, 2000), Chile, Peru, Brazil (Fortaleza) and Uruguay. Unconsolidated systems include our interests in certain systems in Germany, Israel, Malta, Brazil (Jundiai), Mexico, the Philippines and China and our interests in companies that provide video content to the Spanish, Australian and Latin American markets. We account for these unconsolidated systems using the equity method of accounting. Under this method, the investment, originally recorded at cost, is adjusted to recognize our proportionate share of net earnings or losses of the affiliate, limited to the extent of our investment in and advances to the affiliate, including any debt guarantees or other contractual funding commitments. Our proportionate share of net earnings or losses of each affiliate includes the amortization of the excess of our cost over our proportionate interest in each affiliate's net tangible assets.

Prior to the ten months ended December 31, 1998, our fiscal year-end was the last day of February, and we accounted for our share of the income or loss of our operating companies based on the calendar year results of each operating company. This created a two-month delay in reporting the operating company results in our consolidated results for our fiscal year-end. On February 24, 1999, we changed our fiscal year-end from the last day in February to the last day in December, effective December 31, 1998. To effect the transition to the new fiscal year-end, the combined results of operations of the operating companies for January and February 1998, a loss of $50.4 million, was reported as a one-time adjustment to our retained deficit as of March 1, 1998, in our consolidated statement of stockholders' (deficit) equity. Consequently, the consolidated statement of operations and comprehensive (loss) income presents the consolidated results of the Company and its subsidiaries for the ten months ended December 31, 1998.

SERVICES

To date, our primary source of revenue has been video entertainment services to residential customers. We believe that an increasing percentage of our future revenues will come from telephone and Internet access services within the residential and business markets. Within a decade, video services may only account for half of our total revenue, as our other services increase. The introduction of telephone and Internet access services had a significant negative impact on operating earnings and Adjusted EBITDA during 1998, 1999 and 2000. We expected this negative impact due to the high costs associated with obtaining subscribers, branding, and launching these new services against the incumbent operator. We expect this negative impact to decline in the future. We intend for these new businesses to be Adjusted EBITDA positive after two to three years following introduction of the service, but there can be no assurance this will occur.

DISTRIBUTION

VIDEO. Our operating systems generally offer a range of video service subscription packages including a basic tier and an expanded basic tier. In some systems, we also offer mini-tiers and other premium programming. Historically, video services revenue has increased as a result of acquisitions of systems, subscriber growth from both well-established and developing systems, and increases in revenue per subscriber from basic rate increases and the introduction of expanded basic tiers and pay-per-view services.

VOICE. Our operating systems that have launched telephone service offer a full complement of telephone products, including caller ID, call waiting, call forwarding, call blocking, distinctive ringing and three-way calling.

INTERNET. Our local operating companies provide subscribers with high-speed Internet access via their broadband network for a fee.

CONTENT

We provide content for video service providers in Europe, Latin America, Australia and New Zealand. In addition to being provided on our systems, content is also sold to third-party operators.

PRICING

DISTRIBUTION

VIDEO. We usually charge a one-time installation fee when we connect video subscribers, a monthly subscription fee that depends on whether basic or expanded-basic tier service is offered, and incremental amounts for those subscribers purchasing pay-per-view and premium programming.

VOICE. Revenue from residential telephone usually consists of a flat monthly line rental and a usage charge based upon minutes. In order to achieve high growth from early market entry, we price our telephone service at a discount compared to services offered by incumbent telecommunications operators. In addition, we may waive or substantially discount our installation fees.

INTERNET. Generally, our services are offered to residential subscribers at flat subscription fees. Our flat fee is designed to be competitive with fees for dial-up Internet access. For business subscribers to services other than our standard broadband Internet access services, we generally agree on the pricing with local operators on a case-by-case basis, depending on the size and capacity requirements of the businesses.

CONTENT

We charge video service providers a per-subscription fee for our video channels.

COSTS OF OPERATIONS

DISTRIBUTION

VIDEO. Operating costs include the direct costs of programming, franchise fees and operating expenses necessary to provide service to the subscriber. Direct costs of programming are variable, based on the number of subscribers. The cost per subscriber is established by negotiation between us and the program supplier or rates negotiated by cable associations. Franchise fees, where applicable, are typically based upon a percentage of revenue. Other direct operating expenses include operating personnel, service vehicles, maintenance and plant electricity. Selling, general and administrative expenses include salaries, marketing, sales and commissions, legal and accounting, office facilities and other overhead costs.

VOICE. Operating costs include interconnect costs, fees for our customers to move their telephone number from the incumbent's network to our network, network operations, customer operations and customer care. Interconnect costs are variable based upon usage as determined through negotiated interconnect agreements. Selling, general and administrative expenses include salaries, branding, marketing and customer acquisition costs, legal and accounting, human resources, office facilities and other overhead costs.

INTERNET. Operating costs consist primarily of leased-line and network development and management costs, as well as portal design and development, local connectivity costs, help desk and customer care costs. Selling, general and administrative expenses include branding, customer acquisition costs, personnel-related costs, legal and accounting, office facilities and other overhead.

CONTENT

Operating costs include distribution costs such as transponder fees. A significant portion of these costs are fixed in nature through contractual commitments. Selling, general and administrative expenses include salaries, marketing and subscription acquisition costs, legal and accounting, office facilities and other overhead costs.

RESULTS OF OPERATIONS

REVENUE

                                                                 FOR THE YEAR ENDED         FOR THE TEN
                                                                    DECEMBER 31,           MONTHS ENDED
                                                             ---------------------------   DECEMBER 31,
                                                                 2000           1999           1998
                                                             -------------   -----------   -------------
                                                                           (IN THOUSANDS)
UPC........................................................  $     918,634   $   473,422    $    172,287
Austar United..............................................        177,313       151,722          74,209
VTR........................................................        148,167        87,444               -
Other Latin America........................................          6,818         7,655           4,757
Corporate and other........................................            102           277               -
Other Asia/Pacific.........................................              -           242           3,213
                                                             -------------   -----------    ------------
      Total revenue........................................  $   1,251,034   $   720,762    $    254,466
                                                             =============   ===========    ============

Revenue increased $530.3 million, or 73.6%, during the year ended December 31, 2000, and increased $466.3 million, or 183.2% during the year ended
December 31, 1999, the detail of which is as follows:

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                 2000           1999           1998
                                                             -------------   -----------   -------------
                                                                           (IN THOUSANDS)
UPC revenue:
  Video....................................................  $     641,071   $   392,569    $    189,863
  Telephone................................................        187,103        42,606             267
  Internet.................................................         77,655        26,507           4,756
  Content..................................................          4,606         3,853             677
  Other....................................................          8,199         7,887           9,955
                                                             -------------   -----------    ------------
      Total UPC revenue....................................  $     918,634   $   473,422    $    205,518
                                                             =============   ===========    ============

Austar United revenue:
  Video....................................................  $     163,938   $   146,881    $     89,819
  Telephone................................................          3,898         4,107               -
  Internet.................................................          5,067             -               -
  Other....................................................          4,410           734               -
                                                             -------------   -----------    ------------
      Total Austar United revenue..........................  $     177,313   $   151,722    $     89,819
                                                             =============   ===========    ============

VTR revenue:(1)
  Video....................................................  $     113,400   $   113,004    $    116,488
  Telephone................................................         33,497        14,467           2,516
  Internet.................................................          1,270             -               -
                                                             -------------   -----------    ------------
      Total VTR revenue....................................  $     148,167   $   127,471    $    119,004
                                                             =============   ===========    ============

----------

(1) Represents 100% of the operating results of VTR for all three years. We began consolidating the results of operations of VTR effective May 1, 1999.

2000 COMPARED TO 1999

Revenue for UPC in U.S. dollar terms increased $445.2 million, or 94.0%, from $473.4 million for the year ended December 31, 1999 to $918.6 million for the year ended December 31, 2000, despite a 14.0% devaluation of the euro to the U.S. dollar from year to year. On a functional currency basis, UPC's revenue increased E553.3 million, or 123.6%, from E447.5 million for the year ended December 31, 1999 to E1,000.8 million for the year ended December 31, 2000. This increase was primarily due to acquisitions. The increase in video revenue for the year ended December 31, 2000 compared to the prior year attributable to acquisitions totaled 90.3% of the total increase. Of this increase, acquisitions in The Netherlands represent 40.8%, the acquisition in Poland represents 21.8%, acquisitions in France represent 12.5%, the acquisition in Sweden represents 9.9%, the acquisition in the Czech Republic represents 9.4% and other acquisitions represent 5.6%. The remaining increase in video revenue of 9.7% came from organic subscriber growth and increased revenue per subscriber. The increase in telephone revenue for the year ended December 31, 2000 compared to the prior year is primarily from its acquisitions of A2000 in The Netherlands (September 1999), Kabel Plus in the Czech Republic (November 1999) and Monor in Hungary (December 1999), which total approximately 51.2% of the increase. The remaining increase in telephone revenue is due to organic subscriber growth in UPC's Austrian, Dutch, French, Norwegian and Swedish systems. The increase in Internet revenue for the year ended December 31, 2000 compared to the prior year is primarily due to organic subscriber growth in its residential and business high-speed cable modem Internet access services.

Revenue for Austar United in U.S. dollar terms increased $25.6 million, or 16.9%, from $151.7 million for the year ended December 31, 1999 to $177.3 million for the year ended December 31, 2000, despite a 12.2% devaluation of the Australian dollar to the U.S. dollar from year to year. This increase was primarily due to video subscriber growth (421,200 at December 31, 2000 compared to 381,800 at December 31, 1999). The average monthly revenue per video subscriber remained flat from an average per subscriber of A$53.71 ($34.71) for the year ended December 31, 1999 to an average of A$53.68 ($30.92) per subscriber for the year ended December 31, 2000.

Revenue for VTR in U.S. dollar terms increased $20.7 million, or 16.2%, from $127.5 million for the year ended December 31, 1999 to $148.2 million for the year ended December 31, 2000, despite a 6.3% devaluation of the Chilean peso to the U.S. dollar from year to year. This increase was primarily due to telephone subscriber growth (135,500 at December 31, 2000 compared to 66,700 at December 31, 1999), as well as an increased average monthly revenue per telephone subscriber of $28.97 for the year ended December 31, 2000, compared to $26.09 for the prior year. Video revenue remained flat on a U.S. dollar basis, despite a 9.2% increase in the number of video subscribers from 387,000 as of December 31, 1999 to 422,700 as of December 31, 2000, due to the weakening Chilean peso. Average monthly revenue per video subscriber also remained relatively flat on a U.S. dollar basis ($23.94 for the year ended December 31, 2000 compared to $23.64 for the prior year), but increased 7.3% on a functional currency basis.

1999 COMPARED TO 1998

Revenue for UPC in U.S. dollar terms increased $267.9 million, or 130.4%, from $205.5 million for the year ended December 31, 1998 to $473.4 million for the year ended December 31, 1999, despite a 5.5% devaluation of the euro to the U.S. dollar from year to year. On a functional currency basis, UPC's revenue increased E261.9 million, or 141.1%, from E185.6 million for the year ended December 31, 1998 to E447.5 million for the year ended December 31, 1999, primarily due to the increase in video revenue, of which 83.8% related to acquisitions. Of this increase, acquisitions in The Netherlands represent 59.3%, the acquisition in Poland represents 15.8%, acquisitions in France represent 12.7% and acquisitions in Sweden and other countries represent 12.2%. The remaining increase in video revenue of 16.2% came from organic subscriber growth, increased revenue per subscriber in Austria, Norway, France, and Eastern Europe and the inclusion of a full year of operations in 1999 for acquisitions completed in 1998. The increase in telephone revenue for the year ended
December 31, 1999 compared to the prior year is primarily due to the launch of local telephone services in our Austrian, Dutch, French and Norwegian systems. In addition, A2000, which we consolidated effective September 1, 1999, had an existing telephone service. The increase in Internet revenue for the year ended December 31, 1999 compared to the prior year is primarily due to the launch of residential and business high-speed cable modem Internet access services in Austria, Belgium, France, The Netherlands, Norway and Sweden in 1999.

Revenue for Austar United in U.S. dollar terms increased $61.9 million, or 68.9%, from $89.8 million for the year ended December 31, 1998 to $151.7 million for the year ended December 31, 1999, including a 3.0% strengthening of the Australian dollar to the U.S. dollar from year to year. This increase was primarily due to video subscriber growth (381,800 at December 31, 1999 compared to 288,700 at December 31, 1998), as well as an increased average monthly revenue per video subscriber as Austar United continued to expand the content of its television service. The average monthly revenue per video subscriber increased from A$47.00 ($29.45) for the year ended December 31, 1998 to A$53.71 ($34.71) per subscriber for the year ended December 31, 1999, a 14.3% increase.

Revenue for VTR in U.S. dollar terms increased $8.5 million, or 7.1%, from $119.0 million for the year ended December 31, 1998 to $127.5 million for the year ended December 31, 1999, despite a 6.3% devaluation in the Chilean peso to the U.S. dollar from year to year. This increase was primarily due to telephone subscriber growth (66,700 at December 31, 1999 compared to 21,000 at December 31, 1998), as well as an increased average monthly revenue per telephone subscriber of $26.09 for the year ended December 31, 1999, compared to $22.78 for the prior year. VTR experienced increased churn and lower sales volume than expected for its video service during the year ended December 31, 1999 due to an economic recession in Chile and increased competition. The number of video subscribers decreased from 393,900 as of December 31, 1998 to 387,000 as of December 31, 1999. The average monthly revenue per video subscriber also decreased on a U.S. dollar basis ($23.64 for the year ended December 31, 1999, compared to $25.63 for the prior year).

ADJUSTED EBITDA

                                                                 FOR THE YEAR ENDED         FOR THE TEN
                                                                    DECEMBER 31,           MONTHS ENDED
                                                             ---------------------------   DECEMBER 31,
                                                                 2000           1999           1998
                                                             ------------   ------------   -------------
                                                                           (IN THOUSANDS)
Europe.....................................................  $  (327,639)   $  (124,009)   $      42,608
Asia/Pacific...............................................      (43,324)       (16,342)        (33,227)
Latin America..............................................        15,519          7,065        (10,019)
Corporate and other........................................      (13,020)            109         (2,907)
                                                             ------------   ------------   -------------
    Total Adjusted EBITDA..................................  $  (368,464)   $  (133,177)   $     (3,545)
                                                             ============   ============   =============

Adjusted EBITDA decreased $235.3 million during the year ended December 31, 2000, and decreased $129.6 million during the year ended December 31, 1999, the detail of which is as follows:

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                 2000           1999           1998
                                                             ------------   ------------   -------------
                                                                           (IN THOUSANDS)
UPC Adjusted EBITDA:
  Video....................................................  $    199,405   $     94,503   $      84,828
  Telephone................................................     (131,787)       (44,185)         (5,813)
  Internet.................................................     (170,538)       (80,045)        (12,493)
  Content..................................................     (107,218)       (52,581)         (5,061)
  Corporate and other......................................     (124,360)       (43,455)         (5,463)
                                                             ------------   ------------   -------------
    Total UPC Adjusted EBITDA..............................  $  (334,498)   $  (125,763)   $      55,998
                                                             ============   ============   =============

Austar United Adjusted EBITDA:
  Video....................................................  $   (12,586)   $   (10,923)   $    (27,166)
  Telephone................................................       (3,839)        (1,160)               -
  Internet.................................................      (21,007)              -               -
  Management fees and other................................       (7,872)        (4,428)         (4,124)
                                                             ------------   ------------   -------------
    Total Austar United Adjusted EBITDA....................  $   (45,304)   $   (16,511)   $    (31,290)
                                                             ============   ============   =============

VTR Adjusted EBITDA:(1)
  Video....................................................  $     36,672   $     27,725   $      30,763
  Telephone................................................       (8,890)        (4,388)         (2,741)
  Internet.................................................       (2,350)              -               -
  Management fees and other................................      (12,850)        (5,218)               -
                                                             ------------   ------------   -------------
    Total VTR Adjusted EBITDA..............................  $     12,582   $     18,119   $      28,022
                                                             ============   ============   =============

------------

(1) Represents 100% of the operating results of VTR for all three years. We began consolidating the results of operations of VTR effective May 1, 1999.

2000 COMPARED TO 1999

Adjusted EBITDA for UPC in U.S. dollar terms decreased $208.7 million, from negative $125.8 million for the year ended December 31, 1999 to negative
$334.5 million for the year ended December 31, 2000. On a functional currency basis, UPC's Adjusted EBITDA decreased E243.4 million from a negative
E119.8 million for the year ended December 31, 1999 to negative E363.2 million for the year ended December 31, 2000. Video Adjusted EBITDA in U.S. dollar terms increased 111.0% for the year ended December 31, 2000 compared to the prior year, primarily due to acquisitions made during 1999 and 2000. These acquisitions generated 67.7% of the increase from year to year. The remaining increase is due to achieving certain operating efficiencies while continuing incremental organic subscriber growth. The increase in UPC's negative Adjusted EBITDA from its telephone service and Internet service for the year ended December 31, 2000 compared to the prior year was primarily due to high customer acquisition costs. In order to achieve high growth from early market entry, UPC prices its services at a discount compared to services offered by incumbent telecommunications operators. UPC may also waive or discount installation fees. The increase in UPC's negative Adjusted EBITDA from its content business is primarily due to significant start up and restructuring costs related to UPC Polska. UPC expects to incur additional operating losses related to its content business for at least the next two years, while UPC develops and expands it subscriber base. UPC's $80.9 million increase in corporate and other negative Adjusted EBITDA primarily relates to costs incurred for the development of UPC's digital set-top computer, as well as investigation of new technologies such as near video on demand and IP telephony. UPC also continued to incur system costs for the development of UPC's pan-European IT platform, as well as continued branding and facilities costs. Salary costs also increased due to the necessary growth of UPC's corporate functions such as investor relations, finance, legal and engineering.

Adjusted EBITDA for Austar United in U.S. dollar terms decreased $28.8 million, or 174.5%, from negative $16.5 million for the year ended December 31, 1999 to negative $45.3 million for the year ended December 31, 2000. This decrease was primarily due to development and start-up costs associated with the launch of Austar United's Internet business, increased programming costs payable in U.S. dollars as the Australian dollar continued to weaken during the year, higher costs for new branding and product launch, higher costs for marketing and advertising during the Olympics, increased churn following the Olympics and increased churn from partial absorption of the new Australian goods and services tax.

Adjusted EBITDA for VTR in U.S. dollar terms decreased $5.5 million, or 30.4%, from $18.1 million for the year ended December 31, 1999 to $12.6 million for the year ended December 31, 2000. Video Adjusted EBITDA increased $8.9 million, or 32.3%, for the year ended December 31, 2000 compared to the prior year as revenue growth outpaced expenses. VTR's Adjusted EBITDA from its telephone business continued to be negative during the year 2000. Although revenues from telephone services increased significantly from the comparable period in 1999, development expenses of this new business continue to exist. We expect these operating and selling, general and administrative expenses as a percentage of telephone revenue to decline in future periods because development costs in general will taper off and certain costs have already been incurred and are fixed in relation to subscriber volumes. VTR's Adjusted EBITDA is also affected by management fees payable to ULA. These fees increased from $5.2 million in 1999 to $12.9 million for the year ended December 31, 2000. As VTR's revenues increase, these fees will continue to increase.

1999 COMPARED TO 1998

Adjusted EBITDA for UPC in U.S. dollar terms decreased $181.8 million from $56.0 million for the year ended December 31, 1998 to negative $125.8 million for the year ended December 31, 1999. On a functional currency basis, UPC's Adjusted EBITDA decreased E170.4 million from E50.6 million for the year ended December 31, 1998 to negative E119.8 million for the year ended December 31, 1999, primarily due to the continued introduction of its telephone and Internet businesses. In addition, as a percentage of revenue, operating expense for video increased 6.9% from 32.5% for the year ended December 31, 1998 to 39.4% for the year ended December 31, 1999. This increase is primarily due to higher operating costs as a percentage of revenue for systems we acquired during 1999. As a percentage of revenue, operating expenses in our new acquisitions was approximately 38.3%. We expect to reduce this percentage in future years through revenue growth and operating efficiencies. During the year ended December 31, 1999, UPC's significant negative Adjusted EBITDA from its local telephone services was due to high customer acquisition costs related to the launch of PRIORITY TELECOM in its Austrian, Dutch, French and Norwegian systems. During the year ended December 31, 1999, UPC's significant negative Adjusted EBITDA from its Internet service was due to high customer acquisition costs related to the launch of CHELLO BROADBAND on the upgraded portion of its networks in Austria, Belgium, France, The Netherlands, Norway and Sweden in 1999. UPC expects to incur substantial operating losses related to its content business while it develops and expands its subscriber base.

Adjusted EBITDA for Austar United in U.S. dollar terms increased $14.8 million, or 47.3%, from negative $31.3 million for the year ended December 31, 1998 to negative $16.5 million for the year ended December 31, 1999. This increase was primarily due to Austar United achieving incremental video subscriber growth while keeping certain costs fixed, such as its national customer operations center, corporate management staff and media-related marketing costs.

Adjusted EBITDA for VTR in U.S. dollar terms decreased $9.9 million, or 35.4%, from $28.0 million for the year ended December 31, 1998 to $18.1 million for the year ended December 31, 1999. This decrease was primarily due to management fees of $5.2 million incurred in 1999 compared to nil in the prior year, as well as increases in operating expense and selling, general and administrative expense that outpaced the revenue increases, primarily due to the focus on the continued development of telephone services and an increase in senior management personnel hired from the former shareholders of VTR.

STOCK-BASED COMPENSATION

                                                                 FOR THE YEAR ENDED        FOR THE TEN
                                                                    DECEMBER 31,          MONTHS ENDED
                                                              -------------------------   DECEMBER 31,
                                                                 2000          1999           1998
                                                              -----------   -----------   -------------
                                                                           (IN THOUSANDS)
UPC and subsidiaries........................................  $  (68,616)   $   202,227   $     162,124
Austar United...............................................        9,439         4,910               -
ULA.........................................................        8,024       (1,033)           2,669
VTR.........................................................        7,970             -               -
Other Asia/Pacific..........................................            -        17,630               -
                                                              -----------   -----------   -------------
    Total stock-based compensation..........................  $  (43,183)   $   223,734   $     164,793
                                                              ===========   ===========   =============

Stock-based compensation decreased $266.9 million for the year ended
December 31, 2000, compared to an increase of $58.9 million in the prior year, due primarily to decreases in the market value of UPC's common stock during the year 2000. Stock-based compensation is recorded as a result of applying variable plan accounting to our subsidiaries' stock-based compensation plans. These plans include the UPC phantom stock option plan, the CHELLO phantom stock option plan, the PRIORITY TELECOM stock option plan, the Austar United stock option plan, the ULA phantom stock option plan and the VTR phantom stock option plan. Under variable plan accounting, increases in the fair market value of these vested options result in non-cash compensation charges to the statement of operations, while decreases in the fair market value of these vested options will cause a reversal of previous charges taken.

DEPRECIATION AND AMORTIZATION

                                                                 FOR THE YEAR ENDED        FOR THE TEN
                                                                    DECEMBER 31,          MONTHS ENDED
                                                              -------------------------   DECEMBER 31,
                                                                 2000          1999           1998
                                                              -----------   -----------   -------------
                                                                           (IN THOUSANDS)
Europe......................................................  $   657,470   $   280,442   $      76,550
Asia/Pacific................................................      105,629       104,723          79,746
Latin America...............................................       50,909        32,142           1,637
Corporate and other.........................................        1,514         1,407           1,112
                                                              -----------   -----------   -------------
    Total depreciation and amortization expense.............  $   815,522   $   418,714   $     159,045
                                                              ===========   ===========   =============

UPC's depreciation and amortization expense in U.S. dollar terms increased $377.1 million, from $280.4 million for the year ended December 31, 1999 to $657.5 million for the year ended December 31, 2000. On a functional currency basis, UPC's depreciation and amortization expense increased E452.6 million, or 170.1%, from E266.1 million for the year ended December 31, 1999 to E718.7 million for the year ended December 31, 2000. The increase resulted primarily from goodwill created in connection with acquisitions completed during 1999 in The Netherlands and Poland, as well as additional depreciation related to additional capital expenditures to upgrade the network in UPC's Western European systems and new-build for developing systems.

UPC's depreciation and amortization expense in U.S. dollars increased
$186.1 million, or 197.3%, from $94.3 million for the year ended December 31, 1998 to $280.4 million for the year ended December 31, 1999, including a positive impact from the 5.5% devaluation of the euro to the U.S. dollar from period to period. On a functional currency basis, UPC's depreciation and amortization expense increased E180.9 million, or 212.3%, from E85.2 million for the year ended December 31, 1998 to E266.1 million for the year ended
December 31, 1999. This increase resulted primarily from acquisitions completed during 1999 in the Netherlands and Poland, as well as additional depreciation related to additional capital expenditures to upgrade the network in UPC's Western European systems and new-build for developing systems.

GAIN ON ISSUANCE OF COMMON EQUITY SECURITIES BY SUBSIDIARIES

                                                                  FOR THE YEAR ENDED        FOR THE TEN
                                                                     DECEMBER 31,          MONTHS ENDED
                                                              --------------------------   DECEMBER 31,
                                                                 2000           1999           1998
                                                              -----------   ------------   -------------
                                                                            (IN THOUSANDS)
Austar United secondary offering............................  $    66,771   $          -   $           -
Stjarn note conversion......................................       54,085              -               -
UPC initial public offering.................................            -        822,067               -
UPC secondary offering......................................            -        403,500               -
Austar United initial public offering.......................            -        248,361               -
Other.......................................................        6,875         34,911               -
                                                              -----------   ------------   -------------
    Total gain on issuance of common equity securities by
      subsidiaries..........................................  $   127,731   $  1,508,839   $           -
                                                              ===========   ============   =============

2000

In March 2000, Austar United sold 20.0 million shares in a second public offering on the Australian Stock Exchange, raising gross and net proceeds at $5.20 per share of $104.0 and $102.4 million, respectively. Based on the carrying value of our investment in Austar United as of March 29, 2000, we recognized a gain of $66.8 million from the resulting step-up in the carrying amount of our investment in Austar United. In August 2000, Stjarn exercised its option to convert its $100.0 million note into 4.1 million ordinary shares of UPC. Based on the carrying value of our investment in UPC as of August 23, 2000, we recognized a gain of $54.1 million from the resulting step-up in the carrying amount of our investment in UPC. No deferred taxes were recorded related to these gains due to our intent to hold our investment in UPC and Austar United indefinitely.

1999

In February 1999, UPC successfully completed an initial public offering selling
133.8 million shares on Euronext Amsterdam, N.V. and Nasdaq, raising gross and net proceeds at $10.93 per share of $1,463.0 and $1,364.1 million, respectively. Concurrent with the offering, a third party exercised an option and acquired approximately 4.7 million ordinary shares of UPC, resulting in proceeds to UPC of $45.0 million. Based on the carrying value of our investment in UPC as of February 11, 1999, we recognized a gain of $822.1 million from the resulting step-up in the carrying amount of our investment in UPC. In October 1999, UPC completed a second public offering of 45.0 million ordinary shares, raising gross and net proceeds at $21.58 per share of $970.9 and $922.4 million, respectively. Based on the carrying value of our investment in UPC as of October 19, 1999, we recognized a gain of $403.5 million from the resulting step-up in the carrying amount of our investment in UPC. In July 1999, Austar United successfully completed an initial public offering selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at $3.03 per share of $313.6 and $292.8 million, respectively. Based on the carrying value of our investment in Austar United as of July 27, 1999, we recognized a gain of $248.4 million from the resulting step-up in the carrying amount of our investment in Austar United. No deferred taxes were recorded related to these gains due to our intent to hold our investment in UPC and Austar United indefinitely.

INTEREST INCOME

                                                                 FOR THE YEAR ENDED         FOR THE TEN
                                                                    DECEMBER 31,           MONTHS ENDED
                                                             ---------------------------   DECEMBER 31,
                                                                 2000           1999           1998
                                                             ------------   ------------   -------------
                                                                           (IN THOUSANDS)
Europe.....................................................  $     42,134   $     29,458   $       3,440
Asia/Pacific...............................................        16,600          7,296           1,069
Latin America..............................................           784            181           1,121
Corporate and other........................................        73,779         17,440           5,051
                                                             ------------   ------------   -------------
    Total interest income..................................  $    133,297   $     54,375   $      10,681
                                                             ============   ============   =============

Interest income increased $78.9 and $43.7 million during the years ended December 31, 2000 and 1999, respectively, compared to the corresponding periods in the prior year, due to higher cash and short-term investment balances related to the issuance of new debt and equity in late 1999 and early 2000.

INTEREST EXPENSE

                                                                 FOR THE YEAR ENDED         FOR THE TEN
                                                                    DECEMBER 31,           MONTHS ENDED
                                                             ---------------------------   DECEMBER 31,
                                                                 2000           1999           1998
                                                             ------------   ------------   -------------
                                                                           (IN THOUSANDS)
Europe.....................................................  $  (682,321)   $  (194,512)   $    (38,524)
Asia/Pacific...............................................      (80,303)       (69,511)        (47,164)
Latin America..............................................      (28,332)       (19,068)         (1,175)
Corporate and other........................................     (137,827)      (116,908)        (76,364)
                                                             ------------   ------------   -------------
    Total interest expense.................................  $  (928,783)   $  (399,999)   $   (163,227)
                                                             ============   ============   =============

Interest expense increased $528.8 and $236.8 million during the years ended December 31, 2000 and 1999, respectively, the detail of which is as follows:

                                                                 FOR THE YEAR ENDED         FOR THE TEN
                                                                    DECEMBER 31,           MONTHS ENDED
                                                             ---------------------------   DECEMBER 31,
                                                                 2000           1999           1998
                                                             ------------   ------------   -------------
                                                                           (IN THOUSANDS)
Cash Pay:
  UPC Senior Notes.........................................  $  (258,752)   $   (57,556)   $           -
  UPC bank facilities......................................     (155,001)       (48,643)        (32,190)
  UPC other................................................      (25,127)        (5,522)         (1,498)
  VTR bank facility........................................      (19,166)       (16,918)               -
  Austar bank facility.....................................      (18,463)       (13,426)         (5,337)
  Other Latin America......................................       (5,218)          (559)           (894)
  Other Asia/Pacific.......................................             -              -            (44)
                                                             ------------   ------------   -------------
                                                                (481,727)      (142,624)        (39,963)
                                                             ------------   ------------   -------------
Non Cash:
  UPC Senior Discount Notes accretion......................     (208,479)       (59,475)               -
  United Senior Discount Notes accretion...................     (134,513)      (114,052)        (74,731)
  United A/P Discount Notes accretion......................      (58,296)       (51,305)        (40,060)
  Amortization of deferred financing costs.................      (44,952)       (20,503)         (7,467)
  Other....................................................         (816)       (12,040)         (1,006)
                                                             ------------   ------------   -------------
                                                                (447,056)      (257,375)       (123,264)
                                                             ------------   ------------   -------------
    Total interest expense.................................  $  (928,783)   $  (399,999)   $   (163,227)
                                                             ============   ============   =============

FOREIGN CURRENCY EXCHANGE (LOSS) GAIN

                                                                  FOR THE YEAR ENDED        FOR THE TEN
                                                                     DECEMBER 31,          MONTHS ENDED
                                                              --------------------------   DECEMBER 31,
                                                                  2000          1999           1998
                                                              ------------   -----------   -------------
                                                                            (IN THOUSANDS)
Europe......................................................  $  (180,157)   $  (13,714)   $       3,244
Asia/Pacific................................................       (2,212)           270         (1,832)
Latin America...............................................      (33,531)      (26,057)             170
                                                              ------------   -----------   -------------
    Total foreign currency exchange (loss) gain, net........  $  (215,900)   $  (39,501)   $       1,582
                                                              ============   ===========   =============

Foreign currency exchange loss increased $176.4 million, from $39.5 million for the year ended December 31, 1999 to $215.9 million for the year ended
December 31, 2000. This increase was primarily due to UPC, which has E2.4 billion ($2.2 billion) of senior notes as of December 31, 2000 that are denominated in U.S. dollars. Foreign currency exchange loss increased
$41.1 million from a $1.6 million gain for the ten months ended December 31, 1998 to a $39.5 million loss for the year ended December 31, 1999, primarily due to VTR, which has notes payable that are denominated in U.S. dollars.

MINORITY INTERESTS IN SUBSIDIARIES

                                                                  FOR THE YEAR ENDED        FOR THE TEN
                                                                     DECEMBER 31,          MONTHS ENDED
                                                              --------------------------   DECEMBER 31,
                                                                  2000          1999           1998
                                                              ------------   -----------   -------------
                                                                            (IN THOUSANDS)
UPC.........................................................  $    862,663   $   344,185   $           -
Other Europe................................................        21,160         1,719             793
Austar United...............................................        49,781        13,610               -
Other Asia/Pacific..........................................           709             -               -
Latin America...............................................           235           930             617
                                                              ------------   -----------   -------------
    Total minority interests in subsidiaries................  $    934,548   $   360,444   $       1,410
                                                              ============   ===========   =============

The minority interests' share of losses increased $574.1 million, or 159.3% from $360.4 million for the year ended December 31, 1999 to $934.5 million for the year ended December 31, 2000, due to increased net losses by UPC and Austar United. The initial public offering of UPC in February 1999 and subsequent issuances of UPC's common stock reduced our ownership interest in UPC from 100% to a cumulative 52.6% as of December 31, 2000. Austar United's initial public offering in July 1999 and a second offering in March 2000 reduced our ownership interest in Austar United from 100% to a cumulative 72.9% as of December 31, 2000. For accounting purposes, we continue to consolidate 100% of the results of operations of UPC and Austar United, then deduct the minority interests' share of (loss) income before arriving at net (loss) income.

SHARE IN RESULTS OF AFFILIATES

                                                                  FOR THE YEAR ENDED        FOR THE TEN
                                                                     DECEMBER 31,          MONTHS ENDED
                                                              --------------------------   DECEMBER 31,
                                                                  2000          1999           1998
                                                              ------------   -----------   -------------
                                                                            (IN THOUSANDS)
Europe......................................................  $  (106,099)   $  (31,908)   $    (25,679)
Asia/Pacific................................................      (18,156)       (6,586)        (13,769)
Latin America...............................................       (5,659)      (11,755)        (15,333)
                                                              ------------   -----------   -------------
    Total share in results of affiliates, net...............  $  (129,914)   $  (50,249)   $    (54,781)
                                                              ============   ===========   =============

The increase in losses from recording our share in results of affiliates of $79.7 million for the year ended December 31, 2000 is primarily due to the recognition of losses for SBS and PrimaCom for the entire year of 2000, compared to five months and none in 1999 for SBS and PrimaCom, respectively.

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

                                                                                FOR THE YEAR
                                                        INCEPTION TO               ENDED
UNITED (PARENT ONLY)                                 DECEMBER 31, 1999       DECEMBER 31, 2000       TOTAL
--------------------                                 ------------------      ------------------   ------------
                                                                           (IN MILLIONS)
Financing Sources:
  Gross bond proceeds..............................  $         1,347.0       $               -    $    1,347.0
  Gross equity proceeds............................            1,686.7 (1)                10.7         1,697.4
  Asset sales, dividends and note payments.........              319.1                    50.8           369.9
  Interest income and other........................               95.0                    86.5           181.5
                                                     -----------------       -----------------    ------------
      Total sources................................            3,447.8                   148.0         3,595.8
                                                     -----------------       -----------------    ------------
Application of Funds:
  Investment in:
    UPC............................................            (459.1)                 (258.7)         (717.8)
    UAP............................................            (315.6) (1)               (4.7)         (320.3)
    ULA............................................            (623.6)                 (425.7)       (1,049.3)
    Other..........................................             (25.8)                  (18.7)          (44.5)
                                                     -----------------       -----------------    ------------
      Total........................................          (1,424.1)                 (707.8)       (2,131.9)
  Repayment of bonds...............................            (532.1) (2)                   -         (532.1)
  Offering costs...................................            (102.2)                       -         (102.2)
  Corporate equipment and development..............             (31.0)                       -          (31.0)
  Corporate overhead and other.....................            (122.6)                  (43.4)         (166.0)
                                                     -----------------       -----------------    ------------
      Total uses...................................          (2,212.0)                 (751.2)       (2,963.2)
                                                     -----------------       -----------------    ------------
  Period change in cash............................            1,235.8                 (603.2)           632.6
  Cash, beginning of period........................                  -                 1,235.8               -
                                                     -----------------       -----------------    ------------
  Cash, end of period..............................  $         1,235.8       $           632.6    $      632.6
                                                     =================       =================    ------------
UNITED'S SUBSIDIARIES
---------------------------------------------------
Cash, end of period:
  UPC..............................................                                                    1,476.9
  UAP..............................................                                                      111.3
  ULA..............................................                                                        9.3
  Other............................................                                                        5.4
                                                                                                  ------------
      Total United's subsidiaries..................                                                    1,602.9
                                                                                                  ------------
      Total consolidated cash, cash equivalents,
        restricted cash and short-term liquid
        investments................................                                               $    2,235.5
                                                                                                  ============

----------

(1) Includes issuance/use of $29.8 and $29.5 million in convertible preferred stock in 1995 and 1998, respectively, to acquire interests in Australia as well as $50.0 million in common stock in 1995 to acquire the initial interest in UPC.

(2) Includes tender premium of $65.6 million.

UNITED PARENT. We had $632.6 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of December 31, 2000. In
February 2001, we announced our agreement with Liberty Media Corporation ("Liberty") whereby Liberty will acquire up to 100,000 shares of Series E Convertible Preferred Stock from us in exchange for $1.4 billion in cash. The preferred stock will carry no dividend and will be convertible into approximately 54.1 million of our common shares. This transaction, or a portion thereof, is expected to close by the end of the second quarter of 2001. Additional sources of cash in 2001 may include the raising of additional private or public debt and/or equity and/or the receipt of sales proceeds from the disposition of non-strategic assets by certain subsidiaries. Uses of cash in the next year will include funding to UPC and Austar United (as described below), completion of the acquisition of Liberty's Latin American assets, and continued funding to the Latin America region to meet the existing growth plans of our systems. We believe that our existing capital resources will enable us to assist in satisfying the operating and development requirements of our subsidiaries and cover corporate overhead for the next year. To the extent we pursue new acquisitions or development opportunities, we will need to raise additional capital or seek strategic partners. Because we do not currently generate positive operating cash flow, our ability to repay our long-term obligations will be dependent on developing one or more additional sources of cash.

UPC. UPC had $1,476.9 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of December 31, 2000. In addition to this cash on hand, we have committed to fully subscribe to a E1.0 billion ($910.0 million) rights offering to shareholders of UPC. We have also agreed that any amount of the E1.0 billion which we are not required to contribute due to the participation of other shareholders in the rights offering will be used to purchase additional ordinary shares from UPC. The proceeds from this equity offering, in addition to borrowing capacity on UPC's facilities at the corporate and project debt level, are expected to be used primarily for capital expenditures and other costs associated with UPC's network upgrade and the continued execution of UPC's "triple-play" strategy of video, voice and Internet services. UPC may need to raise additional capital in the future to the extent UPC pursues additional acquisitions or development opportunities.

UAP. UAP had $111.3 million of cash, cash equivalents and short-term liquid investments on hand as of December 31, 2000. Based on current plans, Austar United will need approximately $75.7 million, in addition to its $106.2 million of cash on hand, to continue to fund the operations of its business and cover the variable capital expenditure cost of getting digital set top boxes and broadband data equipment into homes and businesses in its market in regional Australia and New Zealand through 2001. In March 2001, Austar United announced a A$200.0 ($111.8) million pro rata renounceable rights issue which is expected to be completed by the end of May 2001. United will underwrite the issue and subscribe for its pro rata entitlement. In addition, United has agreed to acquire any shares not subscribed to by other shareholders. We believe the proceeds from this offering will be sufficient for Austar United's funding requirements through 2001. United A/P's senior discount notes begin accruing interest on a cash-pay basis May 15, 2001, with the first payment of $34.5 million due November 15, 2001. We are considering alternatives to payment of this interest, including refinancing United A/P's senior discount notes.

ULA. ULA had $9.3 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of December 31, 2000. ULA's systems, which are at various stages of construction and development, will generally depend on funding from us and project financing to meet their growth needs. VTR needs approximately $129.0 million from us to meet its capital expenditure requirements through 2001. The remaining systems in Latin America need approximately $25.0 million from us through 2001 to continue their development. To the extent ULA pursues additional acquisitions or development opportunities, ULA will need to raise additional capital or seek strategic partners.

STATEMENTS OF CASH FLOWS

We had cash and cash equivalents of $1,876.8 million as of December 31, 2000, a decrease of $49.1 million from $1,925.9 million as of December 31, 1999. Cash and cash equivalents as of December 31, 1999 represented an increase of $1,890.3 million from $35.6 million as of December 31, 1998, and cash and cash equivalents as of December 31, 1998 represented a decrease of $267.8 million from $303.4 million as of February 28, 1998.

                                                                FOR THE YEAR ENDED           FOR THE TEN
                                                                   DECEMBER 31,             MONTHS ENDED
                                                          -------------------------------   DECEMBER 31,
                                                               2000             1999            1998
                                                          --------------   --------------   -------------
                                                                          (IN THOUSANDS)
Cash flows from operating activities....................  $    (504,912)   $    (116,361)   $       1,988
Cash flows from investing activities....................     (3,869,193)      (4,354,087)       (433,460)
Cash flows from financing activities....................       4,427,924        6,308,415         158,815
Effect of exchange rates on cash........................       (102,906)           52,340           4,824
                                                          --------------   --------------   -------------
Net (decrease) increase in cash and cash equivalents....        (49,087)        1,890,307       (267,833)
Cash and cash equivalents at beginning of period........       1,925,915           35,608         303,441
                                                          --------------   --------------   -------------
Cash and cash equivalents at end of period..............  $    1,876,828   $    1,925,915   $      35,608
                                                          ==============   ==============   =============

YEAR ENDED DECEMBER 31, 2000. Principal sources of cash during the year ended December 31, 2000 included $4,328.3 million of borrowings on various subsidiary facilities, $1,612.2 million in proceeds from the issuance of senior notes and senior discount notes by UPC and $990.0 million in proceeds from UPC's issuance of convertible preference shares. The borrowings under subsidiary facilities included $2,206.7 million under UPC's bank facilities, $1,151.2 million from UPC's bridge loans, $259.2 million from the UPC senior credit facility, $213.1 million from the new A2000 facility, $209.4 million under the UPC corporate facility and $136.3 million under the new France facility. Additional sources of cash included $194.9 million of net proceeds from short-term liquid investments, $102.4 million from Austar United's second public offering of common equity securities, $13.3 million from the exercise of stock options and $57.2 million from payments on notes receivable, affiliate dividends and other investing sources.

Principal uses of cash during the year ended December 31, 2000 included $2,468.9 million for repayments of debt, $1,813.4 million of capital expenditures for system upgrade and new-build activities, $1,006.0 million for the acquisition of the K&T Group in The Netherlands, $207.4 million for EWT/TSS in Germany, $490.3 million for other acquisitions and $348.1 million for investments in affiliates, including $160.6 million for additional investments in SBS and $122.1 million for shares in PrimaCom. Additional uses of cash included $256.2 million in loans to affiliates, $149.3 million for deferred financing costs, $102.9 million negative exchange rate effect on cash and $504.9 million for operating activities.

YEAR ENDED DECEMBER 31, 1999. Principal sources of cash during the year ended December 31, 1999 included $2,540.8 million in proceeds from the issuance of senior notes and senior discount notes by UPC, $1,409.1 million in proceeds from UPC's initial public offering and a related exercise of an option to acquire shares in UPC, $922.4 million in net proceeds from UPC's second public offering of equity securities, $571.4 million in net proceeds from the issuance of our Class A Common Stock in a public offering, $381.6 million in net proceeds from the issuance of our Series C Convertible Preferred Stock, $375.3 million of borrowings on UPC's senior credit facility, $292.8 million in net proceeds from the Austar United initial public offering, $257.2 million of borrowings on the Telekabel Group facility, $259.9 million in net proceeds from the issuance of our Series D Convertible Preferred Stock, $229.9 million of borrowings on Austar's bank facility and Saturn's bank facility, $208.9 million in proceeds from the private issuance of our debt securities due 2009, $61.0 million of borrowings on VTR's bank facility, $141.2 million of other borrowings, $50.0 million from the exercise of stock options and warrants, $18.0 million of proceeds from the sale of UPC's Hungarian programming assets, $52.3 million positive exchange rate effect on cash and $3.1 million from other investing and financing sources.

Principal uses of cash during the year ended December 31, 1999 included
$848.2 million of net cash invested in short-term liquid investments, $794.2 million of capital expenditures for system upgrade and new-build activities, $744.5 million for the acquisition of UPC Polska, $521.7 million for the repayment of UPC's existing senior revolving credit facility, $306.1 million for the repayment of an existing facility at UPC Nederland, $293.2 million for the acquisition of Stjarn, $252.7 million for the acquisition of the additional 66.0% interest in VTR, $252.0 million for the acquisition of the additional 49.0% interest in UTH, $228.5 million for the acquisition of A2000, $150.0 million for the acquisition of Kabel Plus, $109.7 million for the acquisition of GelreVision, $291.2 million for other acquisitions, $373.5 million of investments in affiliates, including UPC's acquisition of an interest in PrimaCom for $227.9 million and SBS for $100.2 million, $129.1 million for the repayment of Austar United's existing bank facility, $320.1 million for the repayment of other loans, $100.7 million for deferred financing costs, $18.0 million for payment of a note, and $151.2 million for operating activities and other investing and financing uses.

TEN MONTHS ENDED DECEMBER 31, 1998. Principal sources of cash during the ten months ended December 31, 1998 included $321.2 million from short-term and long-term borrowings, primarily on UPC's senior revolving credit facility and Austar United's bank facility, $27.9 million from the net release of restricted funds, $20.0 million from the sale of systems in Portugal and other systems, $12.2 million from the issuance of our equity securities and $6.8 million from operating activities and other investing and financing sources.

Principal uses of cash during the ten months ended December 31, 1998 included capital expenditures totaling $217.1 million for system upgrades and new-build activities, $168.4 million of debt repayments, primarily on UPC's bridge bank facility and other bank facilities, $139.0 million of funding to our operating systems including the acquisition of additional interests in Tevel, Melita, and TV Show Brasil, $109.9 million primarily for the new acquisitions of Combivisie (The Netherlands) and Kabelkom (Hungary) and $21.5 million for other investing and financing uses.

SELECTED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited operating results for each of the last eight quarters through December 31, 2000. The Company believes that all necessary adjustments have been included in the amounts stated to present fairly the quarterly results when read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Form 10-K. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

                                                              FOR THE THREE MONTHS ENDED
                                            ---------------------------------------------------------------
                                              MARCH 31,        JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                                 2000            2000            2000             2000
                                            --------------   ------------   --------------   --------------
                                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenue...................................  $      281,856   $    303,201   $      316,153   $      349,824
                                            ==============   ============   ==============   ==============
Operating loss............................  $    (296,584)   $  (195,380)   $    (305,184)   $    (343,655)
                                            ==============   ============   ==============   ==============
Net loss..................................  $    (244,938)   $  (285,966)   $    (353,937)   $    (336,049)
                                            ==============   ============   ==============   ==============

Net loss per common share:
  Basic net loss..........................  $       (2.70)   $     (3.12)   $       (3.81)   $       (3.61)
                                            ==============   ============   ==============   ==============
  Diluted net loss........................  $       (2.70)   $     (3.12)   $       (3.81)   $       (3.61)
                                            ==============   ============   ==============   ==============
Weighted-average number of
  common shares outstanding:
  Basic...................................      95,529,552     95,939,285       96,348,642       96,633,957
                                            ==============   ============   ==============   ==============
  Diluted.................................      95,529,552     95,939,285       96,348,642       96,633,957
                                            ==============   ============   ==============   ==============

                                                              FOR THE THREE MONTHS ENDED
                                            ---------------------------------------------------------------
                                              MARCH 31,        JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                                 1999            1999            1999             1999
                                            --------------   ------------   --------------   --------------
                                                                    (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenue...................................  $      107,918   $    145,996   $      206,732   $      260,116
                                            ==============   ============   ==============   ==============
Operating loss............................  $     (72,317)   $  (122,574)   $    (155,105)   $    (425,629)
                                            ==============   ============   ==============   ==============
Net income (loss).........................  $      688,351   $  (146,488)   $       61,993   $       32,462
                                            ==============   ============   ==============   ==============

Net income (loss) per common share:
  Basic net income (loss).................  $         8.82   $     (1.82)   $         0.66   $         0.27
                                            ==============   ============   ==============   ==============
  Diluted net income (loss)...............  $         8.17   $     (1.82)   $         0.61   $         0.25
                                            ==============   ============   ==============   ==============
Weighted-average number of
  common shares outstanding:
  Basic...................................      77,935,846     80,976,454       82,545,254       86,538,469
                                            ==============   ============   ==============   ==============
  Diluted.................................      84,254,290     80,976,454       89,670,968       92,961,177
                                            ==============   ============   ==============   ==============

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for the Company's first quarter 2001.

UPC has entered into cross-currency swaps related to $1.8 billion of dollar-denominated senior notes. Under SFAS 133 these cross-currency swaps will not qualify for hedge accounting, and therefore the cross-currency swaps, as well as the senior notes which they relate to, must be presented separately on the balance sheet. The senior notes must be revalued at spot rates based on the dollar/euro exchange rate at each balance sheet date, with changes recorded as foreign exchange gains/losses in the statement of operations and comprehensive
(loss) income. The cross-currency swaps likewise must be marked to market at each balance sheet date with changes recorded in the statement of operations and comprehensive (loss) income. If the Company were to implement SFAS 133 to cross-currency swaps in place at December 31, 2000, the impact for the year ended December 31, 2000 would be a net gain of between $51.1 and $78.9 million.

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

IMPACT OF FOREIGN CURRENCY RATE CHANGES

The following rates for the primary currencies that impact our financial statements are shown below per one U.S. dollar:

                                                                         AUSTRALIAN    CHILEAN
                                                                EURO       DOLLAR       PESO
                                                              --------   ----------   ---------
Spot rate December 31, 2000.................................    1.0770       1.7897    573.7500
Average rate 2000...........................................    1.0858       1.7361    539.6638
Spot rate December 31, 1999.................................    0.9938       1.5244    529.7500
Average rate 1999...........................................    0.9528       1.5475    507.8951
Spot rate December 31, 1998.................................    0.8576       1.6332    472.5000
Average rate 1998...........................................    0.9030       1.5958    459.7378

We are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Our exposure to foreign exchange rate fluctuations also arises from intercompany charges such as the cost of equipment, management fees and certain other charges that are denominated in U.S. dollars but recorded in the functional currency of the foreign subsidiary. In addition, certain of our operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency, as follows (in thousands):

                                                                  AS OF
                                                              DECEMBER 31,
                                                                  2000
                                                              -------------
U.S. dollar-denominated facilities:
  UPC 12.5% Senior Discount Notes due 2009 (1)..............   $   475,854
  UPC 13.375% Senior Discount Notes due 2009 (1)............       290,974
  UPC 13.75% Senior Discount Notes due 2010 (1).............       581,253
  UPC 11.25% Senior Discount Notes due 2010 (1).............       595,742
  UPC Polska Senior Discount Notes (1)......................       300,163
  UPC Bank Facility (1).....................................       107,500
  VTR Bank Facility (2).....................................       176,000
  Intercompany Loan to VTR (2)..............................       218,991
                                                               -----------
                                                               $ 2,746,477
                                                               ===========

----------

(1) Functional currency is euros.

(2) Functional currency is Chilean pesos.

Occasionally we will execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. In connection with UPC's offering of senior notes in July 1999, October 1999 and January 2000, UPC entered into cross-currency swap agreements, exchanging dollar-denominated notes into euro-denominated notes.

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The variable-rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                                        AS OF DECEMBER 31, 2000               EXPECTED PAYMENT AS OF DECEMBER 31,
                                    -------------------------------   ---------------------------------------------------
                                     BOOK VALUE       FAIR VALUE         2001          2002         2003         2004
                                    -------------   ---------------   -----------   ----------   ----------   -----------
                                                                      (U.S. DOLLARS, IN THOUSANDS, EXCEPT INTEREST RATES)
Fixed rate United 1998 Notes
  (dollar)........................  $   1,101,010   $       591,250   $         -   $        -   $        -   $         -
  Average interest rate...........         10.75%             22.0%
Fixed rate United 1999 Notes
  (dollar)........................  $     249,497   $       152,650   $         -   $        -   $        -   $         -
  Average interest rate...........        10.875%             22.0%
Variable rate UPC Senior Notes due
  2009 (dollar)...................  $     700,759   $       525,447   $         -   $        -   $        -   $         -
  Average interest rate...........        10.875%            19.75%
Fixed rate UPC Senior Notes due
  2009 (euro).....................  $     278,551   $       175,487   $         -   $        -   $        -   $         -
  Average interest rate...........        10.875%            19.41%
Fixed rate UPC Senior Discount
  Notes due 2009 (dollar).........  $     475,854   $       227,850   $         -   $        -   $        -   $         -
  Average interest rate...........          12.5%            23.06%
Variable rate UPC Senior Notes due
  2007 (dollar)...................  $     177,027   $       133,000   $         -   $        -   $        -   $         -
  Average interest rate...........        10.875%            19.74%
Fixed rate UPC Senior Notes due
  2007 (euro).....................  $      92,851   $        59,424   $         -   $        -   $        -   $         -
  Average interest rate...........        10.875%            19.92%
Variable rate UPC Senior Notes due
  2009 (dollar)...................  $     221,411   $       165,196   $         -   $        -   $        -   $         -
  Average interest rate...........         11.25%            19.78%
Fixed rate UPC Senior Notes due
  2009 (euro).....................  $      93,168   $        60,019   $         -   $        -   $        -   $         -
  Average interest rate...........         11.25%            19.45%
Fixed rate UPC Senior Discount
  Notes due 2009 (dollar).........  $     290,974   $       143,400   $         -   $        -   $        -   $         -
  Average interest rate...........        13.375%            23.26%
Fixed rate UPC Senior Discount
  Notes due 2009 (euro)...........  $     108,017   $        53,203   $         -   $        -   $        -   $         -
  Average interest rate...........        13.375%            22.31%

                                        EXPECTED PAYMENT AS OF DECEMBER 31,
                                    -------------------------------------------
                                       2005        THEREAFTER         TOTAL
                                    -----------   -------------   -------------
                                  (U.S. DOLLARS, IN THOUSANDS, EXCEPT INTEREST RATES)
Fixed rate United 1998 Notes
  (dollar)........................  $         -   $   1,101,010   $   1,101,010
  Average interest rate...........
Fixed rate United 1999 Notes
  (dollar)........................  $         -   $     249,497   $     249,497
  Average interest rate...........
Variable rate UPC Senior Notes due
  2009 (dollar)...................  $         -   $     700,759   $     700,759
  Average interest rate...........
Fixed rate UPC Senior Notes due
  2009 (euro).....................  $         -   $     278,551   $     278,551
  Average interest rate...........
Fixed rate UPC Senior Discount
  Notes due 2009 (dollar).........  $         -   $     475,854   $     475,854
  Average interest rate...........
Variable rate UPC Senior Notes due
  2007 (dollar)...................  $         -   $     177,027   $     177,027
  Average interest rate...........
Fixed rate UPC Senior Notes due
  2007 (euro).....................  $         -   $      92,851   $      92,851
  Average interest rate...........
Variable rate UPC Senior Notes due
  2009 (dollar)...................  $         -   $     221,411   $     221,411
  Average interest rate...........
Fixed rate UPC Senior Notes due
  2009 (euro).....................  $         -   $      93,168   $      93,168
  Average interest rate...........
Fixed rate UPC Senior Discount
  Notes due 2009 (dollar).........  $         -   $     290,974   $     290,974
  Average interest rate...........
Fixed rate UPC Senior Discount
  Notes due 2009 (euro)...........  $         -   $     108,017   $     108,017
  Average interest rate...........

                                        AS OF DECEMBER 31, 2000               EXPECTED PAYMENT AS OF DECEMBER 31,
                                    -------------------------------   ---------------------------------------------------
                                     BOOK VALUE       FAIR VALUE         2001          2002         2003         2004
                                    -------------   ---------------   -----------   ----------   ----------   -----------
                                                                      (U.S. DOLLARS, IN THOUSANDS, EXCEPT INTEREST RATES)
Fixed rate UPC Senior Notes due
  2010 (dollar)...................  $     595,742   $       387,000   $         -   $        -   $        -   $         -
  Average interest rate...........         11.25%            19.34%
Fixed rate UPC Senior Notes due
  2010 (euro).....................  $     184,443   $       120,706   $         -   $        -   $        -   $         -
  Average interest rate...........         11.25%            19.02%
Fixed rate UPC Senior Notes due
  2010 (dollar)...................  $     273,780   $       195,000   $         -   $        -   $        -   $         -
  Average interest rate...........          11.5%            19.68%
Fixed rate UPC Senior Discount
  Notes due 2010 (dollar).........  $     581,253   $       290,000   $         -   $        -   $        -   $         -
  Average interest rate...........         13.75%            23.15%
Fixed rate UPC DIC Loan
  (dollar)........................  $      51,401   $        51,401   $         -   $   51,401   $        -   $         -
  Average interest rate...........          10.0%             10.0%
Fixed rate UPC Polska Senior
  Discount Notes..................  $     300,163   $       235,749   $         -   $        -   $   14,746   $         -
  Average interest rate...........   7.0% - 14.5%    24.04% - 24.4%
Fixed rate United A/P Notes.......  $     466,241   $       320,365   $         -   $        -   $        -   $         -
  Average interest rate...........          14.0%            24.47%
Variable rate UPC Bridge Facility
  (euro)..........................  $     696,379   $       696,379   $   696,379   $        -   $        -   $         -
  Average interest rate...........         11.94%            11.94%
Variable rate UPC Bank Facility...  $   2,224,696   $     2,224,696   $         -   $        -   $        -   $   323,531
  Average interest rate...........          8.31%             8.31%
Variable rate VTR Bank Facility...  $     176,000   $       176,000   $   176,000   $        -   $        -   $         -
  Average interest rate...........        11.975%           11.975%
Variable rate Austar Bank Facility
  (Australian dollar).............  $     223,501   $       223,501   $         -   $    7,177   $   39,474   $    63,057
  Average interest rate...........           7.4%              7.4%
                                    -------------   ---------------   -----------   ----------   ----------   -----------
                                    $   9,562,718   $     7,207,723   $   872,379   $   58,578   $   54,220   $   386,588
                                    =============   ===============   ===========   ==========   ==========   ===========

                                        EXPECTED PAYMENT AS OF DECEMBER 31,
                                    -------------------------------------------
                                       2005        THEREAFTER         TOTAL
                                    -----------   -------------   -------------
                                  (U.S. DOLLARS, IN THOUSANDS, EXCEPT INTEREST RATES)
Fixed rate UPC Senior Notes due
  2010 (dollar)...................  $         -   $     595,742   $     595,742
  Average interest rate...........
Fixed rate UPC Senior Notes due
  2010 (euro).....................  $         -   $     184,443   $     184,443
  Average interest rate...........
Fixed rate UPC Senior Notes due
  2010 (dollar)...................  $         -   $     273,780   $     273,780
  Average interest rate...........
Fixed rate UPC Senior Discount
  Notes due 2010 (dollar).........  $         -   $     581,253   $     581,253
  Average interest rate...........
Fixed rate UPC DIC Loan
  (dollar)........................  $         -   $           -   $      51,401
  Average interest rate...........
Fixed rate UPC Polska Senior
  Discount Notes..................  $         -   $     285,417   $     300,163
  Average interest rate...........
Fixed rate United A/P Notes.......  $         -   $     466,241   $     466,241
  Average interest rate...........
Variable rate UPC Bridge Facility
  (euro)..........................  $         -   $           -   $     696,379
  Average interest rate...........
Variable rate UPC Bank Facility...  $   647,812   $   1,253,353   $   2,224,696
  Average interest rate...........
Variable rate VTR Bank Facility...  $         -   $           -   $     176,000
  Average interest rate...........
Variable rate Austar Bank Facility
  (Australian dollar).............  $    75,873   $      37,920   $     223,501
  Average interest rate...........
                                    -----------   -------------   -------------
                                    $   723,685   $   7,467,268   $   9,562,718
                                    ===========   =============   =============

OTHER FINANCIAL INSTRUMENTS

We use interest rate swap agreements from time to time, to manage interest rate risk on our floating-rate debt facilities. Interest rate swaps are entered into depending on our assessment of the market, and generally are used to convert floating-rate debt to fixed-rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently we have interest rate swaps managing interest rate exposure on the UPC Bank Facility and the Austar Bank Facility. The swaps related to the UPC Bank Facility effectively convert a principal amount of $1.6 billion of variable-rate debt into fixed-rate borrowings at EURIBOR + 4.65%. The swaps related to the Austar Bank Facility effectively convert an aggregate principal amount of $83.8 million of variable-rate, long-term debt into fixed-rate borrowings.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company and their ages, along with their respective positions with the Company as of March 1, 2001 are set forth below. All officers are appointed for an indefinite term serving at the pleasure of the Board.

NAME                            AGE      POSITION
----                          --------   --------
Gene W. Schneider...........        74   Chairman of the Board and Chief Executive
                                         Officer

Michael T. Fries............        38   Director, President and Chief Operating
                                         Officer

Mark L. Schneider...........        45   Director, Chief Executive Officer of UPC

John F. Riordan.............        58   Director, President of UPC

Charles H. R. Bracken.......        34   Chief Financial Officer of UPC

Albert M. Carollo...........        87   Director

John P. Cole................        71   Director

Lawrence J. DeGeorge........        84   Director

John C. Malone..............        59   Director

Curtis W. Rochelle..........        85   Director

Henry P. Vigil..............        43   Director

Tina M. Wildes..............        40   Director

The number of members of the Company's Board is currently fixed at eleven. The Company's Second Restated Certificate of Incorporation provides for a classified Board of Directors, which may have the effect of deterring hostile takeovers or delaying changes in control or management of the Company. For purposes of determining their terms, directors are divided into three classes. The Class I directors, whose terms expire at the 2003 annual stockholders' meeting, include Messrs. Carollo, DeGeorge and Mark L. Schneider. The Class II directors, whose terms expire at the 2001 annual stockholders' meeting, include Messrs. Cole, Malone and Vigil and Ms. Wildes. The Class III directors, whose terms expire at the 2002 annual stockholders' meeting, include Messrs. Fries, Riordan, Rochelle and Gene W. Schneider. Each director elected at each such meeting will serve for a term ending on the date of the third annual stockholders' meeting after his election or until his successor shall have been duly elected and qualified.

Gene W. Schneider has served as Chairman of the Board of Directors of the Company since its inception in May 1989. Mr. Schneider has also served as the Company's Chief Executive Officer since October 1995 and served as President from October 1997 until he relinquished the title in September 1998. Since
June 1999, Mr. Schneider has served as a director of Austar United.
Mr. Schneider served as a member of the Supervisory Board of UPC from July 1995 until February 1999, when he became an advisor to the Supervisory Board. From May 1989 to November 1991, Mr. Schneider served as Chairman of United Artists Entertainment Company ("United Artists"), then the third-largest cable television company and the largest theater owner in the world. He was a founder of United Cable Television Corporation ("United Cable") in the early 1950's and, as its Chairman and Chief Executive Officer, helped build United Cable into the eighth-largest multiple system operator in the United States prior to its merger with United Artists. He has been active in cable television affairs and has served on the Board of the National Cable Television Association, and on numerous committees and special projects thereof, since the National Cable

Television Association's inception in the early 1950's. Mr. Schneider is one of the original inductees into the National Cable Television Association's Cable Television Pioneers. Mr. Schneider is also an advisor to the Supervisory Board of CHELLO BROADBAND and the Chairman of the Board for Advance Display Technologies, Inc.

Michael T. Fries became a director of the Company in November 1999 and has served as its President and Chief Operating Officer since September 1998.
Mr. Fries has served as a member of the UPC Supervisory Board since
September 1998 and as Chairman of the UPC Supervisory Board since
February 1999. He has also served as President and Chief Executive Officer of UAP since June 1995 and December 1995, respectively, and Executive Chairman of Austar United since June 1999. In addition, since September 1998, Mr. Fries has served as the President of ULA. In January 2000, he became a member of the CHELLO BROADBAND Supervisory Board and in November 2000, he became a member of the Priority Telecom NV Supervisory Board. From March 1990 to June 1995,
Mr. Fries served as Senior Vice President, Development, in which capacity he was responsible for managing the Company's acquisitions and new business development activities, including the Company's expansion into the Asia/Pacific, Latin America and European markets.

Mark L. Schneider has been a director of the Company since April 1993. From December 1996 until December 1999, he served as Executive Vice President of the Company. In April 1997, Mr. Schneider became Chief Executive Officer of UPC and Chairman of its Board of Management, and in March 1998 he became Chairman of the Supervisory Board of CHELLO BROADBAND. Mr. Schneider has served on the Supervisory Board of Priority Telecom NV since July 2000. From April 1997 to September 1998, he served as President of UPC, and from May 1996 to December 1996, he served as the Chief of Strategic Planning and Operations Oversight for the Company. Mr. Schneider served as President of the Company from July 1992 to June 1995 and as Senior Vice President of the Company from
May 1989 to July 1992. Mr. Schneider is also a director of Advance Display Technologies, Inc. and of SBS Broadcasting S.A.

John F. Riordan has been a director of the Company since March 1998.
Mr. Riordan became Vice Chairman of UPC's Board of Management in September 1998 and President of UPC in June 1999. Mr. Riordan has served on the Supervisory Board of CHELLO BROADBAND since September 1998 and on the Supervisory Board of Priority Telecom NV since November 2000 and as a director of Austar United since June 1999. From March 1998 to June 1999, he served as Executive Vice President of UPC, and from September 1998 to June 1999, he served as President of Advanced Communications for UPC, where he oversaw the implementation of UPC's Internet/data services and digital distribution network. From 1992 to November 1998, Mr. Riordan served as Chief Executive Officer of Princes Holdings Limited, a multi-channel television operating company in Ireland in which the Company held a 20.0% interest until its sale in November 1998.

Charles H. R. Bracken has been the Chief Financial Officer of UPC since
November 1999. From March 1999 to November 1999, Mr. Bracken served as Managing Director of Strategy, Acquisitions and Corporate Development of UPC.
Mr. Bracken became a member of UPC's Board of Management in July 1999, a member of CHELLO BROADBAND'S Supervisory Board in March 1999 and a member of Priority Telecom NV's Supervisory Board in July 2000. From 1994 until joining UPC, he held a number of positions at Goldman Sachs International in London, most recently as Executive Director, Communications, Media and Technology. While at Goldman Sachs International, he was responsible for providing merger and corporate finance advice to a number of communications companies, including UPC.

Albert M. Carollo has been a director of the Company since April 1993.
Mr. Carollo is the Chairman of Sweetwater Television Company, a cable television company, and served as its President from 1955 until 1997. Mr. Carollo served as a director of United Artists from December 1988 until its merger with

Tele-Communications, Inc. ("TCI") in November 1991 and as a director of United Cable from 1974 until its merger with United Artists in 1989.

John P. Cole, Jr. has been a director of the Company since March 1998 and became a member of the Supervisory Board of UPC in February 1999. Also, in January 2000, he became a member of the Supervisory Board of CHELLO BROADBAND. Mr. Cole has practiced law in Washington, D.C. since 1956 and has been counsel over the years in many landmark proceedings before the U.S. Federal Communications Commission, reflecting the development of the cable television industry. In 1966, he founded the law firm of Cole, Raywid & Braverman, a firm specializing in all aspects of telecommunications and media law.

Lawrence J. DeGeorge has been a director of the Company since April 1993.
Mr. DeGeorge served as Chairman of the Board and Chief Executive Officer of Amphenol Corporation, a major international manufacturer of electrical, electronic and fiber-optic connectors, cable and cable assemblies, from May 1987 until its sale in May 1997. Mr. DeGeorge also served as the Chief Executive Officer of Amphenol Corporation's subsidiary Times Fiber Television Communications, Inc., a major U.S. manufacturer of coaxial cable for the cable television industry, from 1985 until the sale of Amphenol Corporation.

John C. Malone has been a director of the Company since November 1999. He is the Chairman of Liberty Media Corporation ("Liberty Media"), a producer and distributor of entertainment, sports, informational programming and electronic retailing services. From 1996 to 1999 he served as Chairman of TCI and from 1994 to 1999 as Chief Executive Officer of TCI. Mr. Malone served as Chief Executive Officer from 1992 to 1994 and as President from 1973 to 1994 of TCI Communications, Inc. He is also a director of AT&T Corporation, Liberty Media, The Bank of New York, LSAT Satellite and Technology, Inc., USANi LLC, Black Entertainment Television Holdings II, Cendant Corporation and Discovery Communications, Inc.

Curtis W. Rochelle has been a director of the Company since April 1993. He is a rancher in Rawlins, Wyoming and the owner of Rochelle Livestock. Mr. Rochelle served as a director of United Artists from December 1988 until its merger with TCI in November 1991 and as a director of United Cable from 1974 until its merger with United Artists in 1989.

Henry P. Vigil became a director of the Company in March 2000. He is the Vice President, Consumer Strategy and Partnerships, of Microsoft Corporation ("Microsoft"), a computer software company, a position he has held since
January 1999. At Microsoft he is responsible for developing consumer strategies, managing strategic engagements with consumer electronics companies and developing consumer platforms and consumer services. From January 1997 to January 1999, Mr. Vigil served as the Senior Director of Strategy Planning and Business Development for the Digital Television Group at Microsoft where he was responsible for the development of Microsoft's digital TV strategy. From September 1995 to January 1997, he served as the General Manager of Microsoft's Internet Commerce Business and Interactive Television Units. Mr. Vigil is also a director of Telewest Communications plc.

Tina M. Wildes has been a director of the Company since November 1999 and a consultant to the Company since October 2000. She has also served as a member of the Supervisory Board of UPC since February 1999. In January 2000, she became a member of the Supervisory Board of CHELLO BROADBAND. She served as the Senior Vice President of Development Oversight and Administration of the Company from May 1998 to September 2000. From October 1997 until May 1998, Ms. Wildes served as Senior Vice President of Programming for the Company. From December 1993 until October 1997, Ms. Wildes served as a Regional Vice President of the Company's Latin American region. Prior to that time, Ms. Wildes served as either a director or vice president of development, programming and operations for several of the Company's European operating entities, including operations in Sweden, Norway, Malta, Israel, Spain and Portugal.

Gene W. Schneider is the father of Mark L. Schneider and Tina M. Wildes, who are brother and sister. No other family relationships exist between any other named executive officer or director of the Company.

During the past five years, neither the above executive officers nor any director of the Company has had any involvement in such legal proceedings as would be material to an evaluation of his or her ability or integrity.

SENIOR MANAGEMENT

The following lists other officers who are not executive officers of the Company but who make significant contributions to the Company and its subsidiaries.

James Clark became Vice President, Regional Operations, on May 1, 1999, where he oversees all operations in Asia/Pacific and Latin America. Mr. Clark has also served as a Vice President of UAP since August 1999 and of ULA since June 1999. Prior to his current positions, he served as the Regional Manager for Austar from 1997 to May 1999. From January 1996 to 1997, Mr. Clark served as Satellite Operations Manager at Austar where he was responsible for launching direct broadcast satellite service in rural Australia. Prior to joining Austar, Mr. Clark served as Regional Vice President for The Disney Channel from 1990 to 1995 where he managed sales and marketing in eight mid-west states serving over 1,000,000 subscribers.

Valerie L. Cover has served as the Controller for the Company since
October 1990 and as a Vice President of the Company since December 1996.
Ms. Cover is responsible for the accounting, financial reporting and information technology functions of the Company. She has also served as a Vice President and Controller for UAP since January 1997. Prior to joining the Company, she was the Director of Corporate Accounting at United Artists from May 1989 until
October 1990 and Manager of Financial Reporting at United Cable from June 1986 until May 1989.

John C. Porter has served as the Chief Executive Officer and a director of Austar United since June 1999 and served as the Managing Director of Austar from July 1997 to December 1999. In these positions, Mr. Porter is senior operating liaison for telecommunications projects in the Asia/Pacific region. From
January 1997 to August 1999, he also served as the Chief Operating Officer of UAP. From 1995 until January 1997, Mr. Porter served as the Chief Operating Officer for Austar, where he was responsible for the design and deployment of such company's multi-channel multi-point distribution system/satellite/cable television network. Prior to joining Austar, Mr. Porter served as the President of the Ohio Division of Time Warner, Inc., which had over 250,000 cable customers.

Ellen P. Spangler has served as Senior Vice President of Business and Legal Affairs and as Secretary of the Company since December 1996. She also became a member of the Supervisory Board of UPC in February 1999. Ms. Spangler is responsible for the legal operations of the Company. Prior to assuming her current positions, from February 1991 to December 1996, she served as a Vice President of the Company where her responsibilities included business and legal affairs, programming and assisting on development projects.

Blas Tomic became the President of VTR in April 1999. From 1994 to 1999,
Mr. Tomic served as Executive Member of the board of VTR, Cia. Nacional de Telfonos and Cia. Telfonos de Coyhaique S.A. During 1996 and 1997, Mr. Tomic served as Executive Member of the board of CTC-VTR Comunicaciones Moviles S.A. Mr. Tomic has also represented the Government of Chile, Ministry of Finance, in the United States and served as executive director of, and Chilean representative at, the Inter-American Development Bank.

Frederick G. Westerman III became Chief Financial Officer of the Company in
June 1999. His responsibilities include oversight and planning of the Company's financial and treasury operations. He also serves as Vice President and Treasurer of UAP and ULA. From December 1997 to June 1999, Mr. Westerman served as Treasurer for EchoStar Communications Corporation where he was responsible for corporate finance, treasury operations, risk management, corporate budgeting and investor relations. From June 1993 to September 1997, Mr. Westerman served as Vice President of Equity Research for UBS Securities LLC (a subsidiary of Union Bank of Switzerland) where he was responsible for primary research coverage of cable television and satellite communications and secondary coverage of media and entertainment.

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

Based solely upon a review of copies of filed Forms 3, 4, and 5 and amendments thereto furnished to the Company, the Company believes that during the year ended December 31, 2000, its executive officers, directors and greater than ten percent beneficial owners complied on a timely basis with all Section
16(a) filing requirements, except Mr. Mark L. Schneider filed one late Form 4 report covering one transaction.

COMMITTEES AND MEETINGS

The Company has an Audit Committee and a Compensation Committee. There is no standing nomination committee of the Board.

AUDIT COMMITTEE

The Audit Committee operates under a Charter adopted by the Company's Board of Directors in May 2000. The members of the Audit Committee are Messrs. Carollo, Cole and DeGeorge, all of whom are independent as required by the Audit Committee Charter and the listing standards of the National Association of Securities Dealers. The Audit Committee is charged with reviewing and monitoring the Company's financial reports and accounting practices to ascertain that they are within acceptable limits of sound practice, to receive and review audit reports submitted by the Company's independent auditors and to make such recommendations to the Board as may seem appropriate to the Audit Committee to assure that the interests of the Company are adequately protected and to review all related party transactions and potential conflict-of-interest situations. The Audit Committee of the Company held one meeting during the year ended December 31, 2000.

COMPENSATION COMMITTEE

The members of the Compensation Committee during the year ended December 31, 2000 (the "Committee") were Messrs. Carollo, Cole, DeGeorge, Malone, Rochelle and Vigil (since his appointment in March 2000). The Committee held six meetings during the year ended December 31, 2000. The Committee administers the Company's employee stock option plans, and in this capacity approves all option grants to Company executive officers and management under the Company's 1993 Stock Option Plan. It also makes recommendations to the Board of Directors with respect to the compensation of the

Chairman of the Board and Chief Executive Officer and approves the compensation paid to other senior executives.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate annual compensation for the Company's Chief Executive Officer and each of the four other most highly compensated executive officers for services rendered during the years ended December 31, 2000, and December 31, 1999, and the ten months ended December 31, 1998 ("Fiscal 2000", "Fiscal 1999" and "Fiscal 1998", respectively). In
February 1999, the Board of Directors approved the change in the Company's fiscal year end from February 28 to December 31, commencing December 31, 1998. As a result, the information in this section reflects only the ten-month period of March 1, 1998 through December 31, 1998. In addition, the information in this section reflects compensation received by the named executive officers for all services performed for the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL                             LONG-TERM
                                                     COMPENSATION                        COMPENSATION
                                 -----------------------------------------------------  ---------------
                                                                            OTHER         SECURITIES
           NAME AND                                                        ANNUAL         UNDERLYING        ALL OTHER
      PRINCIPAL POSITION          YEAR     SALARY($)      BONUS($)     COMPENSATION(1)   OPTIONS(#)(2)   COMPENSATION($)
-------------------------------  ------  -------------  -------------  ---------------  ---------------  ---------------
Gene W. Schneider                  2000  $     558,413  $           -   $           -      1,600,000 (3)  $   6,371 (4)
  Chairman of the Board,           1999  $     498,548  $           -   $           -      2,568,839 (5)  $   6,155 (4)
  President (until 9/98) and       1998  $     375,000  $           -   $    5,793 (6)       762,500 (7)  $   4,327 (4)
  Chief Executive Officer

Michael T. Fries                   2000  $     448,173  $           -   $    2,714 (6)     1,200,000 (8)  $   6,371 (9)
  President (from 9/98) and        1999  $     332,365  $           -   $    4,497 (6)    6,204,285 (10)  $   6,155 (9)
  Senior Vice President (until     1998  $     250,000  $  275,000(11)  $      217 (6)       725,000(12)  $   4,309 (9)
  9/98)

Mark L. Schneider                  2000  $     516,585  $           -   $  136,777(13)       300,000(14)  $   6,356(15)
  Executive Vice President         1999  $     415,421  $           -   $  113,815(16)       258,419(17)  $   6,140(15)
  (until 12/99) Chief Executive    1998  $     301,923  $           -   $  112,699(18)     2,925,000(19)  $   5,412(15)
  Officer, UPC

John F. Riordan                    2000  $     493,350  $           -   $   57,598(20)       200,000(21)  $          -
  President, UPC (from 6/99)       1999  $  336,599(22) $           -   $   31,008(23)       300,000(24)  $  25,420(25)
  and Executive Vice President,    1998  $  251,507(22) $           -   $   40,000(23)     1,675,000(26)  $          -
  UPC (until 6/99)

Charles H.R. Bracken               2000  $     409,683  $           -   $   14,819(28)                -   $  29,166(30)
  Chief Financial Officer, UPC     1999  $  316,665(27) $           -   $   13,544(28)       775,000(29)  $  21,091(30)
  (from 11/99) and Managing
  Director, UPC (from 3/99 to
  11/99)

------------

(1) With respect to U.S. employees on foreign assignment, the Company tax equalizes them for taxes due at the foreign location and in the U.S. When such tax equalization results in a net payment by the Company for the employee in a particular year, it will be included in "Other Annual Compensation" and the benefit will be so noted in a footnote for such employee.

(2) The number of shares underlying options have been adjusted for (i) the Company's 2-for-1 stock split on November 30, 1999, (ii) the relinquishment of options under UAP's phantom stock option plan in exchange for options under the Austar United Executive Share Option Plan (the "Austar United Plan") in July 1999, and (iii) UPC's 3-for-1 stock split on March 20, 2000.

(3) Pursuant to the ULA Stock Option Plan, Mr. Schneider was granted phantom options based on 100,000 shares of ULA Class A common stock on December 6, 2000. Also includes an option for 1,500,000 shares of Class A Common Stock the Board of Directors approved subject to the Company's stockholders approving an increase in the number of shares available under the 1993 Employee Stock Option Plan (the "Employee Plan").

(4) Amounts consist of matching employer contributions made by the Company under the 401(k) Plan of $5,100, $4,800, and $3,734 for Fiscal 2000, Fiscal 1999
    and Fiscal 1998, respectively, with the remainder consisting of term life insurance premiums paid by the Company for Mr. Schneider's benefit.

(5) Pursuant to the Company's Employee Plan, Mr. Schneider was granted options to acquire 290,523 shares of Class A Common Stock on December 17, 1999. Pursuant to the Austar United Plan, Mr. Schneider was granted options to acquire 2,153,316 ordinary shares of Austar United on July 20, 1999. Pursuant to the CHELLO BROADBAND Phantom Stock Option Plan, Mr. Schneider was granted phantom options based on 125,000 ordinary shares of CHELLO BROADBAND on June 11, 1999.

(6) Represents the value of the personal use of the Company's airplane.

(7) Pursuant to the Employee Plan, Mr. Schneider was granted options to acquire 200,000 shares of Class A Common Stock on October 8, 1998. Pursuant to the UPC Phantom Stock Option Plan, Mr. Schneider was granted phantom options based on 562,500 ordinary shares A of UPC on September 24, 1998.

(8) Pursuant to the ULA Stock Option Plan, Mr. Fries was granted phantom options based on 200,000 shares of ULA Class A common stock on December 6, 2000. Also includes an option for 1,000,000 shares of Class A Common Stock the Board of Directors approved subject to the Company's stockholders approving an increase in the number of shares available under the Employee Plan.

(9) Amounts consist of matching employer contributions made by the Company under the Company's 401(k) Plan of $5,100, $4,800 and $3,616 for Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively, with the remainder consisting of term life insurance premiums paid by the Company for Mr. Fries' benefit.

(10) Pursuant to the Employee Plan, Mr. Fries was granted options to acquire 100,000 shares of Class A Common Stock on December 17, 1999. Pursuant to the Austar United Plan, Mr. Fries was granted options to acquire 6,029,285 ordinary shares of Austar United on July 20, 1999. Pursuant to the CHELLO BROADBAND Phantom Stock Option Plan, Mr. Fries was granted phantom options based on 75,000 ordinary shares of CHELLO BROADBAND on June 11, 1999.

(11) Includes a $25,000 moving allowance when Mr. Fries was relocated from the Company's Australia offices back to its principal office in Denver, Colorado.

(12) Pursuant to the Employee Plan, Mr. Fries was granted options to acquire 200,000 shares of Class A Common Stock on September 18, 1998. Pursuant to the UPC Phantom Stock Option Plan, Mr. Fries was granted phantom options based on 225,000 ordinary shares A of UPC on September 24, 1998. Pursuant to the ULA Stock Option Plan, Mr. Fries was granted phantom options based on 300,000 shares of ULA Class A common stock on September 18, 1998.

(13) Includes $21,270, which represents the value of the personal use of UPC's airplane based on the Standard Industry Fare Level method for valuing flights for personal use. Also includes payments related to foreign assignment consisting of a housing allowance of $114,507 and tax preparation fees.

(14) Pursuant to the Employee Plan, Mr. Schneider was granted options based on 300,000 shares of Class A Common Stock on December 6, 2000.

(15) Amounts consist of matching employer contributions made by the Company under the Company's 401(k) Plan of $5,100, $4,800, and $4,800 for Fiscal 2000, Fiscal 1999, and Fiscal 1998, respectively, with the remainder consisting of term life insurance premiums paid by the Company for Mr. Schneider's benefit.

(16) Includes $4,430, which represents the value of Mr. Schneider's personal use of the Company's airplane, and includes payments related to foreign assignment consisting of a housing allowance of $109,385.

(17) Pursuant to the Employee Plan, Mr. Schneider was granted options to acquire 8,419 shares of Class A Common Stock on December 17, 1999, and pursuant to the CHELLO BROADBAND Stock Option Plan, Mr. Schneider was granted options to acquire 250,000 ordinary shares of CHELLO BROADBAND on March 26, 1999.

(18) Includes $723, which represents the value of Mr. Schneider's personal use of the Company's airplane, and includes payments related to foreign assignment consisting of a housing allowance of $111,976.

(19) Pursuant to UPC's Stock Option Plan, Mr. Schneider was granted options to acquire 2,925,000 ordinary shares A of UPC on September 24, 1998.

(20) Includes $19,110, which represents the value of the personal use of the Company's airplane based on the Standard Industry Fare Level method for valuing flights for personal use. Also includes $38,488, which represents monthly payments for the housing allowance provided by UPC.

(21) Pursuant to the Employee Plan, Mr. Riordan was granted options based on 200,000 shares of Class A Common Stock on December 6, 2000.

(22) For Fiscal 1998, represents monthly consulting fees paid to Mr. Riordan and for Fiscal 1999 includes consulting fees paid to Mr. Riordan in January through March 1999. Mr. Riordan became an employee of UPC on April 1, 1999.

(23) Consists of monthly payments for the housing allowance provided by UPC.

(24) Pursuant to the CHELLO BROADBAND Stock Option Plan, Mr. Riordan was granted options to acquire 300,000 ordinary shares of CHELLO BROADBAND on March 26, 1999.

(25) Includes pension contributions made by UPC for Fiscal 1999.

(26) Pursuant to the Employee Plan, Mr. Riordan was granted options to acquire 100,000 shares of Class A Common Stock on October 8, 1998, and pursuant to UPC's Stock Option Plan, he was granted options to acquire 1,575,000 ordinary shares A of UPC on September 24, 1998.

(27) Mr. Bracken commenced his employment with the Company in March 1999. Accordingly, the salary information included in the table represents only ten months of employment during Fiscal 1999.

(28) Consists of car allowance provided by UPC.

(29) Pursuant to the UPC Stock Option Plan, Mr. Bracken was granted options to acquire 750,000 ordinary shares A of UPC on March 25, 1999, and pursuant to the CHELLO BROADBAND Phantom Stock Option Plan, Mr. Bracken was granted phantom options based on 25,000 ordinary shares of CHELLO BROADBAND on December 17, 1999.

(30) Includes $19,147 of pension contributions made by UPC for Fiscal 1999 and $25,308 of pension contributions made by UPC for fiscal 2000, with the remainder in each year consisting of health, life and disability insurance payments.

The following table sets forth information concerning options granted to each of the executive officers named in the Summary Compensation Table above during Fiscal 2000. The table sets forth information concerning options to purchase shares of Class A Common Stock, ordinary shares A of UPC, ordinary shares of Austar United, ordinary shares of CHELLO BROADBAND and shares of ULA Class A common stock granted to such officers in Fiscal 2000.

                                           OPTION GRANTS IN LAST FISCAL YEAR(1)
                         -------------------------------------------------------------------------

                                                     INDIVIDUAL GRANTS
                         -------------------------------------------------------------------------
                          NUMBER OF      PERCENTAGE OF
                          SECURITIES     TOTAL OPTIONS
                          UNDERLYING      GRANTED TO       EXERCISE
                           OPTIONS       EMPLOYEES IN        PRICE      MARKET PRICE    EXPIRATION
                         GRANTED (#)    FISCAL YEAR (3)     ($/SH)      ON GRANT DATE      DATE
                         ------------   ---------------   -----------   -------------   ----------
Gene W. Schneider
  Class A Common Stock     1,500,000(3)      39.54%       $   14.8125   $ 14.8125 (3)    12/06/10
  ULA Shares                 100,000(4)      15.87%       $     19.23   $   19.23 (5)    12/06/10

Michael T. Fries
  Class A Common Stock     1,000,000(3)      26.36%       $   14.8125   $ 14.8125 (3)    12/06/10
  ULA Shares                 200,000(4)      31.75%       $     19.23   $   19.23 (5)    12/06/10

Mark L. Schneider
  Class A Common Stock       272,996(6)       7.90%       $   14.8125   $    14.8125     12/06/10
  Class A Common Stock        27,004(6)       0.71%       $   16.2938   $    14.8125     12/06/05

John F. Riordan
  Class A Common Stock       200,000(6)       5.27%       $   14.8125   $    14.8125     12/06/10

Charles H. R. Bracken
  Class A Common Stock             -              -                 -              -            -

                            OPTION GRANTS IN LAST FISCAL YEAR(1)
                         ------------------------------------------
                               POTENTIAL REALIZABLE VALUE AT
                                ASSUMED ANNUAL RATE OF STOCK
                             PRICE APPRECIATION FOR OPTION TERM
                                            (2)
                         ------------------------------------------

                           0% ($)        5% ($)          10% ($)
                         ----------   -------------   -------------
Gene W. Schneider
  Class A Common Stock           -    $  13,973,252   $  35,410,965
  ULA Shares                     -    $   1,209,364   $   3,064,767
Michael T. Fries
  Class A Common Stock           -    $   9,315,502   $  23,607,310
  ULA Shares                     -    $   2,418,729   $   6,129,534
Mark L. Schneider
  Class A Common Stock           -    $   2,543,095   $   6,444,701
  Class A Common Stock           -    $      70,511   $     204,201
John F. Riordan
  Class A Common Stock           -    $   1,863,100   $   4,721,462
Charles H. R. Bracken
  Class A Common Stock           -                -               -

------------

(1) Except as otherwise noted, all the stock options and phantom options granted during Fiscal 2000 vest in 48 equal monthly increments following the date of the grant. Vesting of the options granted would be accelerated upon a change of control of the Company as defined in the respective option plans.

(2) The potential gains shown are net of the option exercise price and do not include the effect of any taxes associated with exercise. The amounts shown are for the assumed rates of appreciation only, do not constitute projections of future stock price performance and may not necessarily be realized. Actual gains, if any, on stock option exercises depend on the future performance of the underlying securities of the respective options, continued employment of the optionee through the term of the options and other factors.

(3) On December 6, 2000, the Board of Directors approved option grants to Messrs. G. Schneider and Fries for shares of Class A Common Stock with an exercise price of $14.8125. Such grants are subject to the Company's stockholders approving an increase in the number of shares available under the Employee Plan, at which time the option grants will be effective as of December 6, 2000. For purposes of this table, the options are treated as if granted on December 6, 2000 and are included for purposes of determining the percentage amounts of the total option grants for all the named executive officers.

(4) Upon exercise, ULA may pay these phantom options in cash, shares of Class A Common Stock of the Company or, if publicly traded, its shares of Class A common stock.

(5) Market price based on fair market value of ULA shares of common stock as determined by its board of directors at the time of grant.

(6) Options vest as to 1/8th of the shares six months after the grant date and thereafter in 42 equal monthly increments.

The following table sets forth information concerning the exercise of options and concerning unexercised options held by each of the executive officers named in the Summary Compensation Table above as of the end of Fiscal 2000.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                     NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED              IN-THE-MONEY
                                                                   OPTIONS AT FY-END (#)(1)       OPTIONS AT FY-END ($)(2)
                                SHARES ACQUIRED       VALUE       ---------------------------   -----------------------------
NAME                            ON EXERCISE (#)   REALIZED ($)    EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                            ---------------   -------------   -----------   -------------   -------------   -------------
Gene W. Schneider
  Class A Common Stock........             -                  -      753,421      1,741,666(3)  $   5,655,015   $     847,959
  UPC Shares (4)..............             -                  -      515,625         46,875     $   4,532,043   $     412,004
  Austar United Shares........             -                  -    1,635,345        517,971     A$    588,724   A$    186,470
  ULA Common Stock (5)........             -                  -      109,375        115,625     $   1,637,344   $     233,906
  CHELLO Shares (6)...........             -                  -       46,875         78,125     E     558,964   E     931,607

Michael T. Fries
  Class A Common Stock........       140,792(7)   $   5,060,616(7)    326,708     1,162,500(3)  $   2,414,690   $     738,281
  UPC Shares (4)..............             -                  -      121,875        103,125     $   1,043,989   $     883,375
  Austar United Shares........             -                  -    4,578,964      1,450,321     A$  1,648,427   A$    522,116
  ULA Common Stock (5)........             -      $   1,665,625        6,250        331,250     $      64,063   $   1,345,313
  CHELLO Shares (6)...........             -      $     654,425        9,275         46,875     E     110,600   E     558,964

Mark L. Schneider
  Class A Common Stock........             -                  -       43,878        300,000     $     297,727   $           -
  UPC Shares..................             -                  -    2,681,250        243,750     $  23,566,623   $   2,142,420
  CHELLO Shares...............        88,541      $   3,073,922       20,834        140,625     E     248,436   E   1,676,892

John F. Riordan
  Class A Common Stock........        33,280      $   3,356,078       20,886        245,834     $     197,763   $     433,988
  UPC Shares..................     1,115,625      $  45,251,647      328,125        131,250     $   2,884,027   $   1,153,611
  CHELLO Shares...............             -                  -      131,250        168,750     E   1,565,099   E   2,012,270

Charles H.R. Bracken
  Class A Common Stock........             -                  -            -              -                 -               -
  UPC Shares..................             -                  -      328,125        421,875     $     456,069   $     586,375
  CHELLO Shares (6)...........             -                  -        6,250         18,750     E      62,103   E     236,011

------------

(1) The number of securities underlying options have been adjusted to reflect the Company's 2-for-1 stock split on November 30, 1999, the relinquishment of options under UAP's phantom stock option plan in exchange for options under the Austar United Plan in July 1999, and UPC's 3-for-1 stock split on March 20, 2000.

(2) The value of the options reported above is based on the following
    December 31, 2000 closing prices: $13.625 per share of Class A Common Stock as reported by NASDAQ; $10.50 per UPC ordinary A share (in the form of American Depositary Receipts) as reported by NASDAQ; and A$2.16 (US$1.21 based on a 1.7897 conversion rate on December 31, 2000) per Austar United ordinary share as reported by the Australian Stock Exchange Limited. In addition, the exercise prices for UPC options have been converted from euro to U.S. dollars based on a conversion rate of 1.0611 on December 31, 2000. The value for the phantom options of ULA is based on the fair market value of $19.23 per share as determined by the Board at or prior to December 31, 2000, and the value for the options of CHELLO BROADBAND is based on the fair market value of E21.00 per share (US$19.79 based on a conversion rate of 1.0611 on December 31, 2000) as determined by the Supervisory Board of CHELLO BROADBAND.

(3) Includes an option for 1,500,000 shares of Class A Common Stock with respect to Mr. G. Schneider and an option for 1,000,000 shares of Class A Common Stock with respect to Mr. Fries that the Board of Directors approved on December 6, 2000 subject to the Company's stockholders approving an increase in the number of shares available under the Employee Plan. For purposes of this table, the options are treated as if granted on December 6, 2000, although these grants are not effective until stockholder approval for increasing the number of shares under the Employee Plan is received.

(4) Represents the number of shares underlying phantom stock options, which UPC may pay in cash or shares of Class A Common Stock of the Company or ordinary shares A of UPC, at its election upon exercise thereof.

(5) Represents the number of shares underlying phantom stock options, which ULA may pay in cash or shares of Class A Common Stock of the Company or, if publicly traded, shares of ULA, at its election upon exercise thereof.

(6) Represents the number of shares underlying phantom stock options, which CHELLO BROADBAND may pay in cash or shares of Class A Common Stock of the Company or ordinary shares of UPC or, if publicly traded, ordinary shares of CHELLO BROADBAND, at its election upon exercise thereof.

(7) Options exercised by the Fries Family Partnership LLLP, of which the general partner is a trust and the trustee of the trust may be replaced at Mr. Fries' option.

EXECUTIVE OFFICER AGREEMENTS

Mark L. Schneider. On June 1, 1995, the Company entered into a Consulting Agreement (the "Agreement") with Mark L. Schneider, who until that time had served as the Company's President. Mr. Schneider's Agreement terminated by its terms on May 31, 2000. Pursuant to the Consulting Agreement, Mr. Schneider's fee was increased periodically to a fee of $520,000 during fiscal 2000. In addition, Mr. Schneider received certain stock option rights and insurance and other perquisites that are available to him in his capacity as a Chief Executive Officer of UPC or that are otherwise made available to top executives of the Company. Following the termination of the Agreement, Mr. Schneider remained with the Company as an employee and continues to be seconded to UPC serving as Chief Executive Officer of UPC.

Charles H.R. Bracken. On March 5, 1999, UPC entered into an Executive Service Agreement with Charles H.R. Bracken in connection with Mr. Bracken becoming the Managing Director of Development, Strategy and Acquisitions of UPC. Subsequently, Mr. Bracken became a member of the UPC Board of Management and Chief Financial Officer for UPC. Mr. Bracken's Executive Service Agreement is for a term expiring March 5, 2003. Under the Executive Service Agreement,
Mr. Bracken's initial base salary is L250,000 per year. Such salary is subject to periodic adjustments and in January 2000 UPC adjusted Mr. Bracken's salary to L282,486 per year. In addition to his salary, Mr. Bracken received UPC options for 750,000 ordinary shares A (adjusted for UPC's 3-for-1 stock split) and participation in a pension plan. In addition to his salary, UPC provides a car to Mr. Bracken for his use valued at L8,400 per year.

The Executive Service Agreement may be terminated for cause by UPC. Also, UPC may suspend Mr. Bracken's employment for any reason. If his employment is suspended, Mr. Bracken will be entitled to receive the balance of payments due under the Executive Service Agreement until such Agreement is terminated. In the event Mr. Bracken becomes incapacitated, by reason of injury or ill health for an aggregate of 130 working days or more in any 12-month period, UPC may discontinue future payments under the Executive Service Agreement, in whole or in part, until such incapacitation ceases.

COMPENSATION OF DIRECTORS

The Company compensates its outside directors at $500 per month and $1,000 per board and committee meeting ($500 for certain telephonic meetings) attended. Directors who are also employees of the Company receive no additional compensation for serving as directors. The Company reimburses all of its directors for travel and out-of-pocket expenses in connection with their attendance at meetings of the Board. In addition, under the Stock Option Plan for Non-Employee Directors effective June 1, 1993 (the "1993 Plan"), each non-employee director received options for 20,000 shares of Class A Common Stock upon the effective date of the 1993 Plan or upon election to the Board, as the case may be. Options for an aggregate of 960,000 shares of Class A Common Stock may be granted under the 1993 Plan. As of March 1, 2001, under the 1993 Plan, the Company has granted options for an aggregate of 820,000 shares of Class A Common Stock, adjusted for the Company's stock splits in 1994 and in 1999. In addition, options for 171,667 shares have been cancelled, and 311,667 are available for future grants. Options granted under the 1993 Plan vest 25% on the first anniversary of the respective dates of grant and thereafter in 36 equal monthly increments. Such vesting is accelerated upon a "change of control" of the Company.

The non-employee directors also participate in the Company's Stock Option Plan for Non-Employee Directors Plan effective March 20, 1998 (the "1998 Plan"). Pursuant to the 1998 Plan, Messrs. Carollo, DeGeorge and Rochelle have each been granted options to acquire an aggregate of 40,000 shares of Class A Common Stock. Messrs. Cole and Malone have each been granted options for an aggregate of 80,000 shares of Class A Common Stock and Mr. Vigil has been granted an option for 10,000 shares of

Class A Common Stock. All options under the 1998 Plan have been granted at the fair market value of the shares at the time of grant. Additional participation in the 1998 Plan is at the discretion of the Board. Options for an aggregate of 1,000,000 shares of Class A Common Stock may be granted under the 1998 Plan. At March 1, 2001, options for an aggregate of 420,000 shares of Class A Common Stock had been granted, adjusted for the two-for-one stock split in November 1999. In addition, options for 97,500 shares have been cancelled, and 677,500 shares are available for future grants. All options under the 1998 Plan vest in 48 equal monthly installments commencing the respective dates of grant.

There are no other arrangements whereby any of the Company's directors received compensation for services as a director during Fiscal 2000 in addition to or in lieu of that specified by the aforementioned standard arrangement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Board in April 1993 established the Compensation Committee composed of members of the Board who are not employees of the Company. In
June 1997, the Board passed a resolution appointing all outside directors of the Company to be members of the Committee. During Fiscal 2000, the Committee consisted of Messrs. Carollo, Cole, DeGeorge, Malone, Rochelle and Vigil (upon his March 2000 appointment). Each of such Committee members is not and has not been an officer of the Company or any of its subsidiaries. Mr. Fries, an executive officer and director of the Company, is a member of UPC's compensation committee and Messrs. M. Schneider and Riordan, executive officers of UPC, are members of the Company's Board of Directors. Except as stated in the foregoing sentence, none of the executive officers of the Company has served as a director or member of a compensation committee of another company that had an executive officer also serving as a director or member of the Committee of the Company.

LIMITATION OF LIABILITY AND INDEMNIFICATION

The Company's Second Restated Certificate of Incorporation eliminates the personal liability of its directors to the Company and its stockholders for monetary damages for breach of the directors' fiduciary duties in certain circumstances. The Company's Second Restated Certificate of Incorporation and Bylaws provide that the Company shall indemnify its officers and directors to the fullest extent permitted by law. The Company believes that such indemnification covers at least negligence and gross negligence on the part of indemnified parties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 1, 2001, certain information concerning the ownership of Common Stock of all classes by (i) each stockholder who is known by the Company to own beneficially more than 5% of the outstanding Class A Common Stock or Class B Common Stock at such date, (ii) each director of the Company, (iii) each named executive officer of the Company, and (iv) all directors and named executive officers of the Company as a group. Shares of Class B Common Stock are convertible immediately into shares of Class A Common Stock on a one-for-one basis, and accordingly, holders of Class B Common Stock are deemed to own the same number of shares of Class A Common Stock and are reflected as such in the table. Such ownership information includes shares of Common Stock that may be acquired within 60 days of March 1, 2001, through stock options and convertible securities. The table below also reflects deemed beneficial ownership of Class A Common Stock or Class B Common Stock resulting from the voting provisions of a stockholders' agreement (the "Stockholders' Agreement") among the Company and certain stockholders of the Company. See "Certain Transactions-Stockholders' Agreement".

Shares issuable within 60 days upon exercise of options, conversion of convertible securities, exchange of exchangeable securities or upon vesting of restricted stock awards are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons beneficially owning such securities, but have not been deemed to be outstanding for the purpose of computing the percentage ownership or overall voting power of any other person. So far as is known to the Company, the persons indicated below have sole voting and investment power with respect to the shares indicated as owned by them, except as otherwise stated below and in the notes to the table and except for the shares subject to the Stockholders' Agreement, which shares are voted in accordance with the provisions thereof. The number of shares indicated as owned by Gene W. Schneider, Michael T. Fries, and Mark L. Schneider, each a named executive officer of the Company, and by Ms. Wildes, a director of the Company includes interests in shares held by the trustee of the Company's defined contribution 401(k) plan (the "401(k) Plan") as of December 31, 2000. The shares held by the trustee of the Company's 401(k) Plan for the benefit of said executive officers are voted at the discretion of the trustee.

                                     BENEFICIAL OWNERSHIP OTHER
                                       THAN DEEMED BENEFICIAL                 BENEFICIAL OWNERSHIP, INCLUDING DEEMED
                                    OWNERSHIP AS A RESULT OF THE                     BENEFICIAL OWNERSHIP AS A
                                       STOCKHOLDERS' AGREEMENT                 RESULT OF THE STOCKHOLDERS' AGREEMENT
                                -------------------------------------   ---------------------------------------------------
                                        CLASS A COMMON STOCK
                                                 AND                                                       CLASS B
                                        CLASS B COMMON STOCK              CLASS A COMMON STOCK           COMMON STOCK
                                -------------------------------------   ------------------------   ------------------------
                                             PERCENT OF    PERCENT OF                PERCENT OF                 PERCENT OF
                                  NUMBER      NUMBER OF      TOTAL        NUMBER      NUMBER OF      NUMBER      NUMBER OF
BENEFICIAL OWNER                OF SHARES     SHARES(1)     VOTE(1)     OF SHARES     SHARES(2)    OF SHARES     SHARES(1)
----------------                ----------   -----------   ----------   ----------   -----------   ----------   -----------
Gene W. Schneider(3)(4).......   6,273,829       6.4%        19.6%      21,467,185      21.9%      18,588,376      96.7%
Curtis W. Rochelle(3)(5)......   2,406,025       2.5%         7.6%      21,467,185      21.9%      18,588,376      96.7%
Mark L. Schneider(3)(6).......     343,144          *            *      21,467,185      21.9%      18,588,376      96.7%
Albert M. Carollo(3)(7).......     322,003          *            *      21,467,185      21.9%      18,588,376      96.7%
John F. Riordan(8)............   1,477,943       1.5%         1.9%       1,477,943       1.5%         410,000       2.1%
Tina M. Wildes (9)............     622,154          *         1.6%         622,154          *         416,956       2.2%
Michael T. Fries(10)..........     607,853          *            *         607,853          *          91,580          *
John P. Cole (11).............     192,499          *            *         192,499          *               -          -
Lawrence J. DeGeorge(12)......     179,583          *            *         179,583          *               -          -
John C. Malone(13)............      38,332          *            *          38,332          *               -          -
Henry P. Vigil(14)............       6,249          *            *           6,249          *               -          -
Charles H. R. Bracken.........           -          -            -               -          -               -          -
All directors and executive
  officers as a group (12
  persons)....................  11,803,073      11.9%        31.2%      23,525,257      23.9%      18,696,912      97.3%
Liberty Media
  Corporation(15).............  11,022,336      11.3%        36.9%      21,467,185      21.9%      18,588,376      96.7%
The Gene W. Schneider Family
  Trust(16)...................     400,000          *         1.5%      21,467,185      21.9%      18,588,376      96.7%
The MLS Family Partnership
  LLLP (17)...................     666,541          *         1.6%      21,467,185      21.9%      18,588,376      96.7%
AXA Financial, Inc., Mutuelles
  AXA as a group, AXA and
  their subsidiaries (18).....   5,510,597       5.7%         2.0%       5,510,597       5.7%               -          -
Capital Research and
  Management Company(19)......  11,546,120      11.8%         4.3%      11,546,120      11.9%               -          -
FMR Corp.(20).................  10,024,020      10.3%         3.7%      10,024,020      10.4%               -          -
Salomon Smith Barney Holdings
  Inc ("SSB Holdings") and
  Citigroup Inc
  ("Citigroup")(21)...........   5,671,847       5.8%         2.1%       5,671,847       5.9%               -          -


                                BENEFICIAL OWNERSHIP, INCLUDING DEEMED
                                BENEFICIAL OWNERSHIP AS A
                                RESULT OF THE STOCKHOLDERS' AGREEMENT
                                ------------------------
                                   PERCENTAGE OF ALL
                                   OUTSTANDING COMMON
                                         STOCK
                                ------------------------
                                 PERCENT OF     PERCENT
                                   NUMBER      OF TOTAL
BENEFICIAL OWNER                OF SHARES(1)    VOTE(1)
----------------                ------------   ---------
Gene W. Schneider(3)(4).......     21.8%         69.5%
Curtis W. Rochelle(3)(5)......     21.8%         69.5%
Mark L. Schneider(3)(6).......     21.8%         69.5%
Albert M. Carollo(3)(7).......     21.8%         69.5%
John F. Riordan(8)............      1.5%          1.9%
Tina M. Wildes (9)............         *          1.6%
Michael T. Fries(10)..........         *             *
John P. Cole (11).............         *             *
Lawrence J. DeGeorge(12)......         *             *
John C. Malone(13)............         *             *
Henry P. Vigil(14)............         *             *
Charles H. R. Bracken.........         *             *
All directors and executive
  officers as a group (12
  persons)....................     23.7%         70.5%
Liberty Media
  Corporation(15).............     21.8%         69.5%
The Gene W. Schneider Family
  Trust(16)...................     21.8%         69.5%
The MLS Family Partnership
  LLLP (17)...................     21.8%         69.5%
AXA Financial, Inc., Mutuelles
  AXA as a group, AXA and
  their subsidiaries (18).....      5.7%          2.0%
Capital Research and
  Management Company(19)......     11.8%          4.3%
FMR Corp.(20).................     10.3%          3.7%
Salomon Smith Barney Holdings
  Inc ("SSB Holdings") and
  Citigroup Inc
  ("Citigroup")(21)...........      5.8%          2.1%

------------

*   Less than 1%.

(1) The figures for the percent of number of shares and percent of total vote are based on 78,217,685 shares of Class A Common Stock (after elimination of shares of the Company held in treasury and by its subsidiaries) and 19,221,940 shares of Class B

    Common Stock outstanding on March 1, 2001. In determining the percent of vote, each share of Class A Common Stock has one vote per share and each share of Class B Common Stock has 10 votes per share.

(2) The figures for the percent of number of shares in this column are based on 78,217,685 shares of Class A Common Stock (after elimination of shares of the Company held in treasury and by its subsidiaries) outstanding on March 1, 2001 and 18,588,376 shares of Class B Common Stock held by parties to the Stockholders' Agreement as if converted into an equal number of shares of Class A Common Stock.

(3) The address of Messrs. G. Schneider, Rochelle, M. Schneider and Carollo is c/o UnitedGlobalCom, Inc., 4643 South Ulster Street, Suite 1300, Denver, Colorado 80237.

(4) Includes 786,753 shares of Class A Common Stock that are subject to presently exercisable options and 3,637 shares of Class A Common Stock held by the trustee of the Company's 401(k) Plan for the benefit of Mr. Schneider. Also includes 4,806,728 shares of Class B Common Stock of which 3,063,512 shares are owned by the G. Schneider Holdings Co. (c/o UnitedGlobalCom, Inc., 4643 South Ulster Street, Suite 1300, Denver, Colorado 80237). In addition, includes 256,541 share of Class A Common Stock and 410,000 shares of Class B Common Stock held by the MLS Family Partnership LLLP (the "MLS Partnership"), of which Mr. Schneider is the co-trustee of the trust that is the general partner of the MLS Partnership. The fourth through ninth columns also include 1,578,664 shares of Class A Common Stock, 243,044 shares of Class A Common Stock subject to presently exercisable options, and 13,371,648 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement.

(5) Includes 99,583 shares of Class A Common Stock that are subject to presently exercisable options. Also includes 222,368 shares of Class B Common Stock and 137,134 shares of Class A Common Stock owned by the Marian H. Rochelle Revocable Trust of which Mr. Rochelle's spouse Marian Rochelle is the trustee (Box 996, Rawlins, Wyoming 82301) and 1,796,940 shares of Class B Common Stock and 150,000 shares of Class A Common Stock owned by the Rochelle Limited Partnership of which the Curtis Rochelle Trust is the general partner and Mr. Rochelle is the trustee of said Trust. The fourth through ninth columns include 76,912 shares of Class B Common Stock owned by Kathleen Jaure (Box 321, Rawlins, Wyoming 82301), and 66,912 shares of
    Class B Common Stock owned by Jim Rochelle (Box 967, Gillette, Wyoming 82717) that are excluded from column one. The fourth through ninth columns also include 1,561,878 shares of Class A Common Stock, 930,215 shares of Class A Common Stock subject to presently exercisable options, and 16,569,068 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement (including Kathleen Jaure and Jim Rochelle).

(6) Includes 43,878 shares of Class A Common Stock that are subject to presently exercisable options and 1,844 shares of Class A Common Stock held by the trustee of the Company's 401(k) Plan for the benefit of Mr. Schneider. Also includes 170,736 shares of Class B Common Stock owned by Mr. Schneider. The fourth through ninth columns also include 1,720,482 shares of Class A Common Stock, 985,920 shares of Class A Common Stock subject to presently exercisable options, and 18,417,640 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement.

(7) Includes 99,583 shares of Class A Common Stock that are subject to presently exercisable options and 222,420 shares of Class B Common Stock owned by the Carollo Company. The fourth through ninth columns include 222,412 shares of Class B Common Stock owned by Albert & Carolyn Company, 222,412 shares of Class B Common Stock owned by the James R. Carollo Living Trust and 111,200 shares of Class B Common Stock owned by the John B. Carollo Living Trust that are excluded from column one. The fourth through ninth columns also include 1,849,012 shares of Class A Common Stock, 930,215 shares of Class A Common Stock subject to presently exercisable options, and 18,365,956 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement (including the Albert & Carolyn Company, James R. Carollo Living Trust and the John B. Carollo Living Trust). The address of Albert & Carolyn Company and the John B. Carollo Living Trust is c/o Sweetwater Television Co., P.O. Box 8, 602 Broadway, Rock Springs, Wyoming 82901. The address of the James R. Carollo Living Trust is 32395 Highlands Road, Steamboat Springs, Colorado 80477.

(8) Includes 29,219 shares of Class A Common Stock that are subject to presently exercisable options and 748,903 shares of Class A Common Stock owned by Riordan Communications Limited. Also includes 256,541 shares of Class A Common Stock and 410,000 shares of Class B Common Stock held by the MLS Partnership of which Mr. Riordan is the co-trustee of the trust that is the general partner of the MLS Partnership.

(9) Includes 144,969 shares of Class A Common Stock that are subject to presently exercisable stock options. Also includes 16,956 shares of Class B Common Stock owned by Ms. Wildes, 400,000 shares of Class B Common Stock held by The Gene W. Schneider Family Trust of which Ms. Wildes is a trustee and a beneficiary, and the following securities owned by her spouse: 26,000 shares of Class A Common Stock, 1,881 shares of Class A Common Stock held by the trustee of the Company's 401(k) Plan and 4,665 shares of Class A Common Stock that are subject to presently exercisable stock options. Ms. Wildes disclaims beneficial ownership of such shares owned by her spouse and the shares held by The Gene W. Schneider Family Trust, except to the extent of her pecuniary interest therein.

(10) Includes 351,707 shares of Class A Common Stock that are subject to presently exercisable options and 3,592 shares of Class A Common Stock held by the trustee of the Company's 401(k) Plan for the benefit of Mr. Fries. Also includes 140,792 shares of Class A Common Stock and 91,580 shares of Class B Common Stock owned by The Fries Family Partnership LLLP of which a trust is the general partner and the trustee of said trust can be replaced by Mr. Fries.

(11) Includes 79,791 shares of Class A Common Stock that are subject to presently exercisable options.

(12) Includes 99,583 shares of Class A Common Stock that are subject to presently exercisable options. Also includes 40,000 shares of Class A Common Stock owned by his spouse, Florence DeGeorge. Mr. DeGeorge disclaims beneficial ownership of such shares owned by Mrs. DeGeorge.

(13) Includes 38,332 shares of Class A Common Stock that are subject to presently exercisable options.

(14) Includes 6,249 shares of Class A Common Stock that are subject to presently exercisable options.

(15) Includes 9,859,336 shares of Class B Common Stock owned by Liberty Media Corporation ("Liberty Media"); however, see "Certain Transactions--Liberty Media Agreements" concerning these shares. Also see "Certain Transactions--Stockholders' Agreement" concerning these shares being subject to the terms thereof. The fourth through ninth columns also include 686,012 shares of Class A Common Stock, 1,029,798 shares of Class A Common Stock subject to presently exercisable options, and 8,729,040 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement. The address of Liberty Media is 9197 South Peoria Street, Englewood, Colorado. John C. Malone, a director of the Company, is also an officer of Liberty Media.

(16) Includes 400,000 shares of Class B Common Stock. The fourth through ninth columns also include 1,849,012 shares of Class A Common Stock, 1,029,798 shares of Class A Common Stock subject to presently exercisable options, and 18,188,376 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement. The address for The Gene W. Schneider Family Trust is c/o UnitedGlobalCom, Inc., 4643 S. Ulster Street, Suite 1300, Denver, Colorado 80237.

(17) Includes 410,000 shares of Class B Common Stock. The fourth through ninth columns also include 1,592,471 shares of Class A Common Stock, 1,029,798 shares of Class A Common Stock subject to presently exercisable options, and 18,178,376 shares of Class B Common Stock owned by other parties to the Stockholders' Agreement. The address for the MLS Partnership is c/o UnitedGlobalCom, Inc., 4643 S. Ulster Street, Suite 1300, Denver, Colorado 80237.

(18) The number of shares of Class A Common Stock in the table is based upon Amendment No. 1 to the Schedule 13G dated February 12, 2001, filed by AXA Financial, Inc.; AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, AXA Conseil Vie Assurance Mutuelle and AXA Courtage Assurance Mutuelle (collectively "Mutuelles AXA") as a group; AXA and their subsidiary, Alliance Capital Management L.P, ("Alliance"). AXA
    Financial, Inc., Mutuelles AXA and AXA filed as parent holding companies and are beneficial owners of the shares of Class A Common Stock as a result of their subsidiary Alliance acting on behalf of client discretionary investment advisory accounts. Of such shares, 885,854 shares of Class A Common Stock held by Alliance are issuable upon conversion of certain outstanding series of cumulative convertible preferred stock of the Company. The address of AXA Financial, Inc. is 1290 Avenue of the Americas, New York, NY 10104. The address of Mutuelles AXA is 370 Saint Honore, 75001 Paris, France and the address of AXA is 25 Avenue Matignon, 75008 Paris, France.

(19) The number of shares of Class A Common Stock in the table is based upon a
    Schedule 13G dated February 9, 2001, filed by Capital Research and Management Company ("Capital Research") with respect to the Class A Common Stock. Capital Research, an investment advisor, is the beneficial owner of 11,546,120 shares of Class A Common Stock, which includes 391,900 shares of Class A Common Stock issuable upon conversion of 500,000 shares of the Company's 7% Series D Cumulative Convertible Preferred Stock and 919,310 shares of Class A Common Stock issuable upon conversion of 775,000 shares of the Company's 7% Series C Cumulative Convertible Preferred Stock, as a result of acting as investment advisor to various investments companies. The
    Schedule 13G reflects that Capital Research has no voting power over said shares and sole dispositive power over the shares of Class A Common Stock. The address of Capital Research is 333 South Hope Street, Los Angeles, California 90071.

(20) The number of shares of Class A Common Stock in the table is based upon Amendment No. 2 to a Schedule 13G dated February 14, 2001, filed by FMR Corp. with respect to the Class A Common Stock. FMR Corp. is the beneficial owner of 10,024,020 shares of Class A Stock as a result of its subsidiary Fidelity Management & Research Company acting as an investment advisor to various investment companies, including Fidelity Aggressive Growth Fund which beneficially owns 6,277,100 shares of such shares of Class A Common Stock. Such beneficial ownership also includes 7,300 shares of Class A Common Stock as a result of its subsidiary Fidelity Management Trust Company serving as investment manager of institutional accounts. The Schedule 13G reflects that FMR Corp. has sole voting power over only 7,300 of said shares and sole dispositive power of 10,024,020 shares of Class A Common Stock. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(21) The number of shares of Class A Common Stock in the table is based upon a
    Schedule 13G dated February 15, 2001, filed by SSB Holdings and Citigroup. Citigroup is the sole stockholder of SSB Holdings Citigroup and SSB Holdings filed as parent holding companies of subsidiaries. The address of SSB Holdings is 388 Greenwich Street, New York, NY 10013, and the address of Citigroup is 399 Park Avenue, New York, NY 10043.

No equity securities in any subsidiary of the Company, including directors' qualifying shares, are owned by any of the Company's executive officers or directors, except as stated below. The following discussion sets forth ownership information as of March 1, 2001 and within 60 days thereof with respect to stock options.

The following executive officers and directors own ordinary shares A, options to purchase ordinary shares A and phantom options based on ordinary shares A of
UPC: (i) Mr. Gene W. Schneider-93,000 ordinary shares A and phantom options based on 562,500 ordinary shares A of which all are exercisable; (ii) Mr. Fries-9,153 ordinary shares A and phantom options based on 225,000 ordinary shares A of which 140,625 are exercisable; (iii) Mr. Mark L. Schneider-2,015,000 ordinary shares A and options to purchase 1,000,000 ordinary shares A of which all are exercisable; (iv) Mr. Bracken-options to purchase 750,000 ordinary shares A of which 390,625 are exercisable;
(v) Mr. Riordan-908,754 ordinary shares A and options to purchase 459,375 ordinary shares A of which all are exercisable; (vi) Ms. Wildes-9,153 ordinary shares A and phantom options based on 153,000 ordinary shares A of which all are exercisable; (vii) Mr. Carollo-30,000 ordinary shares A;
(viii) Mr. Cole-14,575 ordinary shares A; and (ix) Mr. Rochelle-32,034 ordinary shares A. With respect to the phantom options, UPC may elect to pay such options in cash, in ordinary shares A of UPC, or in shares of Class A Common Stock. In each case and as a group, such ownership is less than 1% of UPC's outstanding ordinary shares.

The following executive officers and directors beneficially own options to purchase ordinary shares of Austar United: (i) Mr. Gene W. Schneider-options to purchase 2,153,316 ordinary shares of which 1,818,941 are exercisable;
(ii) Mr. Fries-options to purchase 6,029,285 ordinary shares of which 5,093,036 are exercisable; and (iii) Ms. Wildes-options to purchase 706,288 ordinary shares of which 596,755 are exercisable. In each case and as a group, such ownership is less than 1% of Austar United's outstanding ordinary shares.

The following executive officers and directors beneficially own options to purchase ordinary shares of CHELLO BROADBAND: (i) Mr. Mark L. Schneider-options to purchase 161,459 ordinary shares of which 41,667 are exercisable; and
(ii) John F. Riordan-options to purchase 300,000 ordinary shares of which 156,250 are exercisable. In each case and as a group, such ownership is less than 1% of CHELLO BROADBAND'S outstanding ordinary shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE STOCKHOLDERS' AGREEMENT

In 1999, Liberty Media acquired an aggregate of 9,859,336 shares of Class B Common Stock from Apollo Cable Partners L.P. ("Apollo"), Lawrence F. DeGeorge (a former director of the Company) and Lawrence J. DeGeorge (a current director of the Company), and thereby succeeded to certain rights and obligations of Apollo under a Stockholders' Agreement dated April 13, 1993 (the "Stockholders' Agreement"), to which the Company, certain founding shareholders of the Company (collectively, the "Founders") and certain Permitted Transferees (as defined in the Stockholders' Agreement) are also parties. The Stockholders' Agreement provides that the parties thereto will vote in favor of three directors nominated by Liberty Media and nine directors nominated by the Founders. The number of directors that Liberty Media or the Founders may nominate is subject to reduction if such party reduces its percentage of beneficial ownership of the Company's voting securities below certain levels. The rights and obligations of Liberty Media and the Founders with respect to nominating and voting for director candidates expire on April 12, 2003, unless earlier terminated.

The Stockholders' Agreement provides that shares of Class B Common Stock held by the parties thereto will be converted to shares of Class A Common Stock upon any transfer of the Class B Common Stock unless the transferee becomes a party to the Stockholders' Agreement. The Stockholders' Agreement also provides that the parties thereto are obligated to offer any of the Company's equity securities or their equivalents to the Company prior to their transfer to persons other than a party to the Stockholders' Agreement and their respective affiliates and that the Founders are obligated to permit Liberty Media, as successor to Apollo, to participate on a pro-rata basis in any sale of Class B Common Stock by the Founders that would result in a change of control of the Company. The Founders have also been granted registration rights for the Company's common stock held by them.

The Stockholders' Agreement is to be replaced by a new agreement when the provisions of the Revised Term Sheet (defined below) are fully implemented. See "--Liberty Media Agreements" below.

LIBERTY MEDIA AGREEMENTS

INVESTMENT TRANSACTION

On June 25, 2000, the Company, Liberty Media and certain of their affiliates entered into a binding agreement pursuant to which the Company would acquire certain of Liberty Media's international assets in exchange for common stock issued by the Company (the "Agreement"). On July 11, 2000, the parties to the Agreement executed an amendment to the Agreement. The purpose of the amendment was to provide for the assumption of certain additional obligations and assignment of certain additional rights with respect to interests in Argentina held by an affiliate of Liberty Media.

On February 22, 2001, Liberty Media and the Company executed a revised term sheet to modify the structure described in the Agreement (the "Revised Term Sheet"). The Revised Term Sheet sets forth the terms and conditions for Liberty Media to invest $1.4 billion in the Company and to provide for the final terms of the Company's acquisition of certain Latin American assets held by Liberty Media. The Revised Term Sheet also excludes the Company's acquisition of Telewest Communications plc and certain of Liberty Media's interests in Puerto Rico that the Company originally agreed to purchase. The Revised Term Sheet provides that the parties thereto and the Founders will enter into a Stockholders' Agreement and Liberty Media will enter into a Standstill Agreement. In connection with the Revised Term Sheet, UPC was released from its obligations under the Agreement.

In exchange for the $1.4 billion investment, Liberty Media will receive shares of preferred stock in the Company. Such preferred stock will be convertible into Class A Common Stock and will vote on an as converted basis provided that Liberty Media's voting power will be capped at 50.0% until the occurrence of certain events. Also, the occurrence of such events will cause the preferred stock to automatically convert to Class B Common Stock of the Company. Such automatic conversion right is, however, subject to shareholder approval. The parties anticipate closing the Liberty Media transaction or a portion thereof by the end of the second quarter, subject to receipt of regulatory approvals.

The Company's Board of Directors currently consists of eleven members, nine of whom may be deemed to have been nominated by the Founders and two of whom have been elected at the request of Liberty Media. Upon full implementation of the Revised Term Sheet, it is anticipated that initially the Founders will nominate eight members and Liberty Media will nominate four members of the Board.

LOAN TRANSACTION

Pursuant to that certain Letter Agreement dated December 7, 2000, between the Company and Liberty Media, the Company agreed to loan Liberty Media up to $510.0 million. The purpose of the loan is to provide Liberty Media with funds to satisfy certain obligations it has with respect to its Argentina assets. Pursuant to the terms of the Letter Agreement, the Company has advanced an aggregate of $276,233,207 pursuant to the loan arrangement as evidenced by a Promissory Note of Liberty Media dated December 8, 2000, for $200.0 million, a Promissory Note of Liberty Argentina, Inc. dated December 27, 2000, for $42,405,760, and a Promissory Note of Liberty Argentina, Inc. dated February 5, 2001, for $33,827,447. Liberty Media has guaranteed the Notes of its subsidiary Liberty Argentina, Inc. The Notes bear interest at 8.0% per annum and are due and payable on the first to occur of the date the Company acquires certain Latin American assets from Liberty Media, the termination of the Agreement and June 30, 2001. If the closing on the Agreement has not occurred by June 30, 2001, or is otherwise terminated by that date,

Liberty Media shall pay all unpaid principal and interest due on the loan. The aggregate outstanding balance on the loan as of March 22, 2001, including accrued interest, was $281,915,777.

RIORDAN TRANSACTIONS

COMPANY LOANS

Pursuant to the terms of two promissory notes, the Company loaned $4.0 million on November 22, 2000 and $1.2 million on January 29, 2001 to John F. Riordan, a director and named executive officer. Such loans allowed Mr. Riordan to meet certain personal obligations in lieu of selling his shares in the Company or in UPC. The notes are payable upon demand and in any event on November 22, 2002. The notes accrue interest at the 90-day LIBOR plus either 2.5% or 3.5% as determined in accordance with the terms of each note. Interest is payable in arrears quarterly commencing February 22, 2001.

As of March 22, 2001, Mr. Riordan had paid to the Company $93,794 in the aggregate for interest due February 22, 2001 on the loans. The aggregate outstanding balance on the loans, including accrued interest, as of March 22, 2001 was $5,232,862.

RCL TRANSACTION

In November 1998, Riordan Communications Limited ("RCL"), a company controlled by a discretionary trust for the benefit of certain family members of John Riordan, a director and named executive officer of the Company, acquired 769,062 shares of Class A Common Stock. In March 1999, RCL and the Company entered into a Registration Rights Agreement, which provides, among other things, that upon request of RCL, the Company will register under the Securities Act of 1933, as amended, at least 50.0% of the 769,062 shares of Class A Common Stock acquired by RCL in accordance with RCL's intended method of disposition thereof. RCL has the right to request two such registrations. The Company has agreed to pay all registration expenses (other than underwriting discounts and commissions) in connection with such registrations. The Registration Rights Agreement will terminate when all such shares of Class A Common Stock acquired by RCL can be sold in any 90-day period pursuant to Rule 144 of said Act.

M. SCHNEIDER TRANSACTIONS

INDEBTEDNESS

At December 31, 2000, Mr. Mark L. Schneider, a director and named executive officer of the Company, was indebted to the Company for an aggregate of $653,210. Such debt occurred from the settlement of his tax equalization for the years 1999 and 1998. On March 21, 2001, Mr. Schneider paid in full this debt. Also at December 31, 2000, Mr. Schneider was indebted to UPC for an aggregate of L291,298. Such debt was incurred through UPC making payments on behalf of Mr. Schneider for his housing costs and estimated taxes in the United Kingdom. On February 14, 2001, Mr. Schneider paid L196,298 on this debt, leaving an outstanding balance of L95,000.

COMPANY LOANS

Pursuant to the terms of two promissory notes, the Company loaned $1,110,866 on November 22, 2000 and $330,801 on December 21, 2000 to Mark L. Schneider, a director and named executive officer. Such loans allowed Mr. Schneider to meet certain personal obligations in lieu of selling his shares in the Company or in UPC. The notes are payable upon demand and in any event on November 22, 2002 and December 21, 2002, respectively. The notes accrue interest at the 90-day LIBOR plus either 2.5% or 3.5% as determined in accordance with the terms of each note. Interest is payable in arrears quarterly commencing February 22, 2001.

As of March 22, 2001, Mr. Schneider had paid to the Company $30,876 in the aggregate for the interest due February 22, 2001 on the loans. Following such payment, the aggregate outstanding balance on the loans, including accrued interest, as of March 22, 2001 was $1,450,778.

HOUSE LOAN

In September 1999, the Company loaned to Mark L. Schneider, a director and named executive officer of the Company, $723,356 in connection with the purchase of his home. The loan bears interest at 9.0% per annum and is payable monthly. Interest payments are deducted monthly from the cost of living differentials paid by the Company to Mr. Schneider related to his foreign assignment. Through such deductions, Mr. Schneider has paid an aggregate of $97,653 in interest on the loan as of March 1, 2001. Payment of the loan is due upon the earlier of the sale of the home or the date Mr. Schneider is no longer employed by the Company, UPC or any affiliate.

CHELLO BROADBAND LOAN

On August 5, 1999, CHELLO BROADBAND loaned Mark L. Schneider E2,268,901 to enable Mr. Schneider to acquire ordinary shares of CHELLO BROADBAND pursuant to stock options granted to Mr. Schneider in 1999. This recourse loan bears no interest. Interest, however, is imputed and the tax payable on the imputed interest is added to the principal amount of the loan. This loan is payable upon exercise or expiration of the options. On September 28, 2000 and March 14, 2001, Mr. Schneider exercised CHELLO BROADBAND options through the sale of the shares acquired with the loan proceeds. Of the funds received, E1,152,815 was withheld for payment of the principal and interest portion of the loan associated with the options exercised. As of March 22, 2001, the outstanding loan balance was E1,181,778.

FRIES TRANSACTIONS

Pursuant to the terms of four promissory notes, the Company loaned $186,941 on November 22, 2000 and $205,376 on December 21, 2000 to Michael T. Fries, a director and named executive officer, and $668,069 on November 22, 2000 and $450,221 on December 21, 2000 to The Fries Family Partnership LLLP, a limited liability limited partnership ("the Fries Partnership"), for the benefit, directly and indirectly, of Mr. Fries and members of his family. Such loans allowed Mr. Fries and the Fries Partnership to meet certain obligations in lieu of selling their shares in the Company. Mr. Fries has guaranteed the loans to the Fries Partnership if the Fries Partnership fails to pay. The notes are payable upon demand and in any event on November 22, 2002 and December 21, 2002, respectively. The notes accrue interest at the 90-day LIBOR plus either 2.5% or 3.5% as determined in accordance with the terms of each note. Interest is payable in arrears quarterly commencing February 22, 2001.

As of March 22, 2001, Mr. Fries had paid to the Company $7,542 and the Fries Partnership has paid to the Company $22,507 in the aggregate for interest due February 22, 2001 on the loans. The aggregate outstanding balance on the loans, including accrued interest, as of March 22, 2001 was $394,796 for Mr. Fries, and $1,125,357 for the Fries Partnership.

MLS FAMILY PARTNERSHIP TRANSACTIONS

Pursuant to the terms of two promissory notes, the Company loaned $1,916,305 on November 22, 2000 and $1,349,599 on December 21, 2000 to the MLS Partnership, a limited liability limited partnership of which a trust is the general partner. The trustees of said trust are Gene W. Schneider, Chief Executive Officer and

Chairman of the Company, and John Riordan, a director and a named executive officer of the Company. Such loans allowed the MLS Partnership to meet certain obligations in lieu of selling its shares in the Company. In connection with the foregoing loans, Mr. Mark L. Schneider has guaranteed the loans to the MLS Partnership if the MLS Partnership fails to pay. The notes are payable upon demand and in any event on November 22, 2002 and December 21, 2002, respectively. The notes accrue interest at the 90-day LIBOR plus either 2.5% or 3.5% as determined in accordance with the terms of each note. Interest is payable in arrears quarterly commencing February 22, 2001.

As of March 22, 2001, the MLS Partnership had paid to the Company $65,472 in the aggregate for interest due February 22, 2001 on the loans. The aggregate outstanding balance on the loans, including accrued interest, as of March 22, 2001 was $3,286,543.

G. SCHNEIDER TRANSACTION

On February 8, 2001, the Company's Board of Directors approved a "Split-Dollar" policy on the lives of Gene W. Schneider, Chairman and Chief Executive Officer of the Company, and his wife, Louise Schneider, for a total amount of $30.0 million. The Company will pay the premium for such policy which is approximately $1.8 million annually, with a roll-out period of approximately fifteen years. The Gene W. Schneider 2001 Trust (the "Trust") is the sole owner and beneficiary of the Policy, but will assign to the Company policy benefits in the amount of the premiums paid by the Company. The Trust will contribute an amount equal to the annual economic benefit provided the policy. The trustees of the Trust are Mark L. Schneider, a director of the Company, Tina M. Wildes, a director of the Company, and Carla Shankle. Upon termination of the policy, the Company will recoup the premiums that it has paid. Such policy will terminate upon the death of both insureds, on the elapse of the roll-out period or at such time as the Trust fails to make its contributions towards the premiums due on the policy.

WILDES TRANSACTION

On October 1, 2000, the Company entered into a Consulting Agreement with Tina M. Wildes, a director and former officer of the Company. The Consulting Agreement is for a term of one year, expiring October 1, 2001. The Company has engaged
Ms. Wildes based on her prior experience with the Company and its telecommunications operations. The Consulting Agreement provides for payment of a consulting fee by the Company to Ms. Wildes in the amount of $15,000 per month. In addition, all options previously awarded to Ms. Wildes will continue to vest in accordance with their terms. Such vesting will, however, terminate upon termination of the Consulting Agreement. In addition to the consulting fee, for the period of October 1, 2000 to January 31, 2001, the Company paid the monthly premium amount for a whole life policy on the life of Ms. Wildes for an aggregate of $3,064.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
UNITEDGLOBALCOM, INC.
Report of Independent Public Accountants....................     F-1
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................     F-2
Consolidated Statements of Operations and Comprehensive
  (Loss) Income for the Years
  Ended December 31, 2000 and 1999 and the Ten Months Ended
  December 31, 1998.........................................     F-3
Consolidated Statements of Stockholders' (Deficit) Equity
  for the Years
  Ended December 31, 2000 and 1999 and the Ten Months Ended
  December 31, 1998.........................................     F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999 and the Ten Months Ended
  December 31, 1998.........................................     F-7
Notes to Consolidated Financial Statements..................     F-9

UNITEDGLOBALCOM, INC. (PARENT ONLY)
Report of Independent Public Accountants on Schedules.......    F-68
Condensed Financial Position of Registrant (Parent only
  Schedule I)...............................................    F-69
Condensed Information as to the Operations of Registrant
  (Parent only Schedule I)..................................    F-70
Condensed Information as to the Cash Flows of Registrant
  (Parent only Schedule I)..................................    F-71
Valuation and Qualifying Accounts (Schedule II).............    F-72

UNITED INTERNATIONAL PROPERTIES, INC. (SUBSIDIARY WHOSE
  STOCK SECURES
  UNITEDGLOBALCOM, INC. INDEBTEDNESS)
Report of Independent Public Accountants....................    F-73
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-74
Consolidated Statements of Operations and Comprehensive Loss
  for the Years
  Ended December 31, 2000 and 1999 and the Ten Months Ended
  December 31, 1998.........................................    F-75
Consolidated Statements of Parent's Deficit for the Years
  Ended December 31, 2000 and 1999 and the Ten Months Ended
  December 31, 1998.........................................    F-76
Consolidated Statements of Cash Flows for the Years
  Ended December 31, 2000 and 1999 and the Ten Months Ended
  December 31, 1998.........................................    F-77
Notes to Consolidated Financial Statements..................    F-79

UNITED EUROPE, INC. (SUBSIDIARY WHOSE STOCK SECURES
  UNITEDGLOBALCOM, INC. INDEBTEDNESS)
Report of Independent Public Accountants....................   F-109
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   F-110
Consolidated Statements of Operations and Comprehensive
  (Loss) Income for the Years
  Ended December 31, 2000 and 1999 and the Ten Months Ended
  December 31, 1998.........................................   F-111
Consolidated Statements of Parent's Equity (Deficit) for the
  Years Ended December 31, 2000 and 1999 and the Ten Months
  Ended December 31, 1998...................................   F-112
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999 and the Ten Months Ended
  December 31, 1998.........................................   F-113
Notes to Consolidated Financial Statements..................   F-115

(B) REPORTS ON FORM 8-K

   DATE OF REPORT           ITEM REPORTED
---------------------       -------------
December 18, 2000           ITEM 5--Amendment to the
                            UnitedGlobalCom, Inc. and Liberty Media
                            Corporation Agreement

(C) EXHIBITS

3.1                           Second Restated Certificate of Incorporation of United
                              International Holdings, Inc. (now known as UnitedGlobalCom,
                              Inc. and referred to herein as the "Company") filed June 4,
                              1993.

3.2                           Certificate of Amendment to the Certificate of Incorporation
                              of the Company dated February 7, 1994.

3.3                           Certificate of Amendment of Second Restated Certificate of
                              Incorporation of the Company dated July 23, 1999.

3.4                           Certificate of Designation with respect to Convertible
                              Preferred Stock, Series B of the Company.

3.5                           Corrected Certificate of Designation for the Company's 7%
                              Series C Senior Cumulative Convertible Preferred Stock.

3.6                           Corrected Certificate of Designation for the Company's 7%
                              Series D Senior Cumulative Convertible Preferred Stock.

3.7                           Amended and Restated Bylaws of the Company as of December
                              17, 1999.

4.1                           Specimen of Class A Common Stock certificate of the Company.

4.2                           The Second Restated Certificate of Incorporation, as
                              amended, and Amended and Restated Bylaws of the Company are included as Exhibits 3.1-3.7.

4.3                           Indenture dated as of February 5, 1998, between the Company and Firstar Bank of Minnesota N.A. (the "Trustee").(1)

4.4                           Indenture dated as of April 29, 1999, between the Company
                              and the Trustee.(2)

10.1                          Stockholders' Agreement dated as of April 13, 1993, among
                              the Company, United International Holdings (the
                              "Partnership"), certain partners of the Partnership and
                              Apollo Cable Partners L.P.(3)

10.2                          UIH Registration Rights Agreement dated as of April 13,
                              1993, between the Company and the Partnership.(4)

10.3                          *1993 Stock Option Plan of the Company effective June 1,
                              1993.(4)

10.4                          *Stock Option Plan for Non-Employee Directors effective June
                              1, 1993.(5)

10.5                          *Stock Option Plan for Non-Employee Directors effective
                              March 20, 1998.(6)

10.6                          Pledge Agreement dated as of February 5, 1998, between the
                              Company and Morgan Stanley & Co.(7)

10.7                          Credit Agreement dated as of April 28, 1999, among UIH Chile
                              Holding S.A., the subsidiary guarantors named therein,
                              Toronto Dominion (Texas), Inc., TD Securities (USA), Inc.
                              and Citibank, N.A.(2)

10.8                          Promise Agreement entered into as of October 15, 1998, among
                              UIH Latin America, Inc., VTR S.A. and Compania Nacional de
                              Telefonos, Telefonica del Sur S.A.(2)

10.9                          *UIH Latin America, Inc. Stock Option Plan, effective
                              June 6, 1997.

10.10                         *Austar United Communications Executive Share Option Plan,
                              effective June 1999.(34)

10.11                         Indenture dated as of May 14, 1996, between United
                              Australia/Pacific, Inc ("United A/P") and American Bank
                              National Association, as Trustee (the "1996 Indenture").(8)

10.12                         Indenture dated as of September 23, 1997, between United A/P and Trustee (the "1997 Indenture").(9)

10.13                         Supplemental Indenture dated as of June 30, 1997, between
                              United A/P and Trustee with respect to the 1996
                              Indenture.(10)

10.14                         Supplemental Indenture dated as of July 20, 1999, between
                              United A/P and Trustee with respect to the 1996
                              Indenture.(11)

10.15                         Supplemental Indenture dated as of July 20, 1999, between
                              United A/P and Trustee with respect to the 1997
                              Indenture.(11)

10.16                         A$400,000,000 Syndicated Senior Secured Debt Facility
                              Agreement dated April 23, 1999, among Austar Entertainment
                              Pty Limited, Chase Securities Australia Limited, the
                              Guarantors named therein and the financial institutions
                              named therein.(12)

10.17                         Indenture dated as of July 30, 1999, between UPC and
                              Citibank N.A., as Trustee, with respect to UPC 10.875%
                              Senior Notes.(13)

10.18                         Indenture dated as of July 30, 1999, between UPC and
                              Citibank N.A., as Trustee, with respect to UPC 12.5% Senior
                              Discount Notes.(13)

10.19                         Indenture dated as of October 29, 1999, between UPC and
                              Citibank N.A., as Trustee, with respect to UPC 10.875%
                              Senior Notes.(14)

10.20                         Indenture dated as of October 29, 1999, between UPC and
                              Citibank N.A., as Trustee, with respect to UPC 11.25% Senior
                              Notes.(14)

10.21                         Indenture dated as of October 29, 1999, between UPC and
                              Citibank N.A., as Trustee, with respect to UPC 13.375%
                              Senior Discount Notes.(14)

10.22                         Indenture dated as of January 20, 2000, between UPC and
                              Citibank N.A., as Trustee, with respect to 11.5% Senior
                              Notes due 2010.(15)

10.23                         Indenture dated as of January 20, 2000, between UPC and
                              Citibank N.A., as Trustee, with respect to 11.25% Senior
                              Notes due 2010.(15)

10.24                         Indenture dated as of January 20, 2000, between UPC and
                              Citibank N.A., as Trustee, with respect to 13.75% Senior
                              Discount Notes due 2010.(15)

10.25                         Loan and Note Issuance Agreement between UPC Facility B.V.,
                              Telekabel Wien and Janco Multicom and Bank of America
                              International Limited, CIBC World Markets plc, Citibank
                              N.A., MeesPierson N.V., Paribas, The Royal Bank of Scotland
                              plc, Toronto Dominion Bank Europe Limited, and The
                              Toronto-Dominion Bank, as Facility Agent and Security
                              Agent.(13)

10.26                         Senior Secured Credit Facility dated as of October 26, 2000, among UPC Distribution Holding B.V., UPC Financing
                              Partnership and Toronto Dominion Bank Europe Limited,
                              Toronto Dominion (Texas), Inc. as Facility Agent for E3.5
                              billion, E95.0 million and $347.5 million.(16)

10.27                         Amended and Restated Securities Purchase and Conversion
                              Agreement dated as of December 1, 1997, by and among Philip
                              Media B.V., Philips Media Network B.V., the Company, Joint
                              Venture, Inc. and United and Philips Communications B.V.(17)

10.28                         Tax Liability Agreement dated October 7, 1997, between UPC,
                              Philips Media B.V., Philips Coordination Center, Philips
                              Media Network B.V., the Company and Joint Venture, Inc.(18)

10.29                         Form of Shareholders Agreement among UPC, DIC Communication
                              Technology Ltd., and PEC Israel Economic Corporation.(18)

10.30                         Standstill Agreement dated as of February 12, 1999 between
                              UPC and Microsoft Corporation.(19)

10.31                         *UPC Phantom Stock Option Plan, effective March 20,
                              1998.(18)

10.32                         *UPC Amended Stock Option Plan, effective June 13, 1996 and as amended.(20)

10.33                         *CHELLO BROADBAND Phantom Stock Option Plan, effective June
                              19, 1998.(31)

10.34                         *CHELLO BROADBAND Stock Option Plan, effective June 23,
                              1999.(31)

10.35                         Relationship Agreement dated as of May 17, 2000, between
                              CHELLO BROADBAND N.V. and the Company.

10.36                         Memorandum of Understanding between chello broadband N.V.
                              and VTR.(21)

10.37                         Share Purchase Agreement dated as of January 19, 1999, among
                              UPC, Belmarken Holding, B.V., UPC Intermediates B.V., N.V.
                              Nuon Energie-Onderneming voor Gelderland, Freisland en
                              Flevoland, N.V. Kraton, and UTH, as amended by letter
                              agreements dated January 19 and 25, 1999.(22)

10.38                         Final Amendment to the Share Purchase Agreement dated as of
                              February 17, 1999.(23)

10.39                         Share Purchase Agreement dated June 23, 1999, between UPC
                              and MediaOne International B.V.(24)

10.40                         Investment Agreement between SBS Broadcasting S.A. and UPC dated June 29, 1999.(13)

10.41                         Share Exchange Agreement, dated as of March 9, 2000, by and between UPC and the shareholders named therein.(25)

10.42                         Agreement and Plan of Merger among @Entertainment, Inc., UPC and Bison Acquisition Corp. dated as of June 2, 1999.(13)

10.43                         Form of Stockholders Agreement dated as of June 2, 1999,
                              among @Entertainment, Inc., UPC, Bison Acquisition Corp. and the other parties signatory thereto.(13)

10.44                         Share Purchase Agreement between the Sellers represented by
                              EQT Scandinavia Limited and UPC.(13)

10.45                         Share Purchase Agreement, dated February 2, 2000, among
                              Eneco Wed-Activiteiten B.V., N.V. Eneco, UPC Nederland N.V.,
                              Belmarken Holding B.V. and UPC.(26)

10.46                         Agreement, dated as of June 25, 2000, among the Company,
                              Liberty Media International, Inc. and Liberty Media
                              Corporation.(27)

10.47                         First Amendment to Agreement, dated as of July 11, 2000,
                              among the Company, Liberty Media Corporation and Liberty
                              Media International, Inc.(28)

10.48                         Letter Agreement dated December 7, 2000, between the Company and Liberty Media Corporation, including the forms of
                              Promissory Notes and Guaranty Letter.

10.49                         Term Sheet Revisions dated February 22, 2001, between
                              Liberty Media Corporation and the Company.(29)

10.50                         Release dated as of February 22, 2001, among the Company,
                              Liberty Media International Inc., Liberty Media Corporation
                              and UPC.(29)

10.51                         Consulting Agreement dated as of October 1, 2000 between the
                              Company and Tina M. Wildes.

10.52                         Consulting Agreement dated June 1, 1995, between the Company and Mark L. Schneider.(30)

10.53                         Executive Service Agreement dated March 5, 1999, between UPC and Charles Bracken.

10.54                         UIH Registration Rights Agreement dated as of April 8, 1999, between the Company and Riordan Communications Limited.(6)

10.55                         Promissory Note dated November 22, 2000 of John F. Riordan in favor of the Company.

10.56                         Promissory Note dated January 29, 2001 of John F. Riordan in favor of the Company.

10.57                         Loan Agreement between CHELLO BROADBAND N.V. and Mark L.
                              Schneider dated August, 1999.(31)

10.58                         Promissory Note dated November 22, 2000 of Mark L. Schneider in favor of the Company.

10.59                         Promissory Note dated December 21, 2000 of Mark L. Schneider in favor of the Company.

10.60                         Promissory Note dated November 22, 2000 of Michael T. Fries in favor of the Company.

10.61                         Promissory Note dated November 22, 2000 of The Fries Family
                              Partnership LLLP in favor of the Company.

10.62                         Guaranty dated November 22, 2000 of Michael T. Fries in
                              favor of the Company with respect to The Fries Family
                              Partnership LLLP November 22, 2000 Promissory Note.

10.63                         Promissory Note dated December 21, 2000 of Michael T. Fries in favor of the Company.

10.64                         Promissory Note dated December 21, 2000 of The Fries Family
                              Partnership LLLP in favor of the Company.

10.65                         Guaranty dated December 21, 2000 of Michael T. Fries in
                              favor of the Company with respect to The Fries Family
                              Partnership LLLP December 21, 2000 Promissory Note.

10.66                         Promissory Note dated November 22, 2000 of The MLS Family
                              Partnership LLLP in favor of the Company.

10.67                         Guaranty dated November 22, 2000 of Mark L. Schneider in
                              favor of the Company with respect to The MLS Family
                              Partnership LLLP November 22, 2000 Promissory Note.

10.68                         Promissory Note dated December 21, 2000 of The MLS Family
                              Partnership LLLP in favor of the Company.

10.69                         Guaranty dated December 21, 2000 of Mark L. Schneider in
                              favor of the Company with respect to The MLS Family
                              Partnership LLLP December 21, 2000 Promissory Note.

10.70                         First Amended and Restated Agreement and Plan of Merger
                              dated August 11, 2000 between UPC, Priority Telecom, N.V.
                              ("Priority"), Priority Acquisition Subsidiary, Inc. ("Merger
                              Sub") and Cignal Global Communications, Inc. ("Cignal").
                              (31)

10.71                         First Amendment to the First Amended and Restated Agreement
                              and Plan of Merger dated as of August 29, 2000 between UPC,
                              Priority, Merger Sub and Cignal. (31)

10.72                         Second Amendment to the First Amended and Restated Agreement
                              and Plan of Merger dated as of October 26, 2000 between UPC,
                              Priority, Merger Sub and Cignal. (31)

10.73                         Form of Shareholders' Agreement executed by UPC and Priority on August 11, 2000 and by each shareholder named therein.
                              (31)

10.74                         Form of Acknowledgement of Amendment to Shareholders
                              Agreement executed by UPC and Priority on August 24, 2000
                              and by each shareholder named therein. (31)

10.75                         Addendum No. 1 to Shareholders Agreement dated October 15,
                              2000. (31)

10.76                         Indenture dated as of July 14, 1998, between @Entertainment and Bankers Trust Company relating to @Entertainment's 14.5%
                              Senior Discount Notes due 2008 and its 14.5% Series B Senior
                              Discount Notes due 2008. (32)

10.77                         Indenture dated as of January 20, 1999, between
                              @Entertainment and Bankers Trust Company relating to
                              @Entertainment's Series C Senior Discount Notes due 2008.
                              (33)

10.78                         Indenture dated as of January 27, 1999, between
                              @Entertainment and Bankers Trust Company relating to
                              @Entertainment's 14.5% Senior Discount Notes due 2009 and
                              its 14.5% Series B Senior Discount Notes due 2009. (33)

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

21.2                          Unrestricted Subsidiaries of the Company.

23.1                          Consent of Independent Public Accountants--Arthur Andersen
                              LLP (UnitedGlobalCom, Inc.).

23.2                          Consent of Independent Public Accountants--Arthur Andersen
                              LLP (United International Properties, Inc.).

23.3                          Consent of Independent Public Accountants--Arthur Andersen
                              LLP (United Europe, Inc.).

24.1                          Power of Attorney.

---------

*   Management compensation plan.

(1) Incorporated by reference from the Company's Registration Statement on Form S-4 filed with the Commission on March 3, 1998 (File No. 333-47245).

(2) Incorporated by reference from Form 8-K dated April 29, 1999 (File No. 0-21974).

(3) Incorporated by reference from the Company's Registration Statement on Form S-1 filed with the Commission on April 21, 1993 (File No. 33-61376).

(4) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on June 23, 1993 (File No. 33-61376).

(5) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Commission on July 19, 1993 (File No. 33-61376).

(6) Incorporated by reference from Form 10-K for the year ended December 31, 1999 (File No. 0-21974).

(7) Incorporated by reference from Form 8-K dated February 5, 1998 (File No 0-21974).

(8) Incorporated by reference from Form 10-K for the year ended February 29, 1996 (File No 0-21974).

(9) Incorporated by reference from United A/P's Registration Statement on Form S-4 Exchange Offer filed on November 6, 1997 (File No. 333-39707).

(10) Incorporated by reference from United A/P's Form 10-Q for the quarter ended June 30, 1997 (File No. 333-05017).

(11) Incorporated by reference from United A/P's Form 8-K filed July 28, 1999 (File No. 333-05017).

(12) Incorporated by reference from Form 10-K for the ten months ended December 31, 1998 (File No. 0-21974).

(13) Incorporated by reference from UPC's Form 8-K dated July 30, 1999 (File No. 000-25865).

(14) Incorporated by reference from UPC's Form 10-Q for the quarter ended September 30, 1999 (File No. 000-25865).

(15) Incorporated by reference from UPC's Form 10-K for the year ended December 31, 1999 (File No. 000-25865).

(16) Incorporated by reference from UPC's Form 10-Q for the quarter ended September 30, 2000 (File No. 000-25365).

(17) Incorporated by reference from Form 8-K dated December 11, 1997 (File No. 0-21974).

(18) Incorporated by reference from UPC's Form S-1 Registration Statement filed on November 24, 1998 (File No. 333-67895).

(19) Incorporated by reference from UPC's Form 10-Q for the quarter ended March 31, 2000 (File No. 000-25365).

(20) Incorporated by reference from UPC's Form 10-K for the year ended December 31, 1998 (File No. 000-25365).

(21) Incorporated by reference from Form 10-Q for the quarter ended March 31, 2000 (File No. 0-21974).

(22) Incorporated by reference from Amendment No. 6 to Form S-1 Registration Statement filed by UPC on February 10, 1999 (File No. 333-67895).

(23) Incorporated by reference from UPC's Form 8-K dated March 4, 1999 (File No. 000-25365).

(24) Incorporated by reference from Amendment No. 2 to Form S-1 Registration Statement filed by UPC on September 30, 1999 (File No. 333-84427).

(25) Incorporated by reference from UPC's Form 8-K dated March 9, 2000 (File No. 000-25865).

(26) Incorporated by reference from UPC's Form 8-K dated February 3, 2000 (File No. 000-25365).

(27) Incorporated by reference from Form 8-K dated July 12, 2000 (File No. 0-21974).

(28) Incorporated by reference from Form 8-K dated December 18, 2000 (File No. 0-21974).

(29) Incorporated by reference from Form 8-K dated February 23, 2001 (File No. 0-21974).

(30) Incorporated by reference from Amendment No. 6 to UPC's Registration Statement on Form S-1 dated February 4, 1999 (File No. 333-67895).

(31) Incorporated by reference from UPC's Form 10-K for the year ended December 31, 2000 (File No. 000-25365).

(32) Incorporated by reference from Amendment No. 1 to Form S-4 filed by @Entertainment on August 10, 1998 (File No. 333-60659).

(33) Incorporated by reference from Amendment No. 1 to Form S-4 filed by @Entertainment on May 13, 1999 (File No. 333-72361).

(34) Incorporated by reference from United A/P's Form 10-K for the year ended December 31, 2000 (File No. 333-05017).

(D) SEE INDEX TO FINANCIAL STATEMENTS IN (A) ABOVE.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF DENVER, STATE OF COLORADO, ON THIS 2ND DAY OF APRIL, 2001.

                                                       UNITEDGLOBALCOM, INC.
                                                       a Delaware corporation

                                                       By:               /s/ VALERIE L. COVER
                                                              ------------------------------------------
                                                                           VALERIE L. COVER
                                                                     CONTROLLER AND VICE PRESIDENT

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

                                                                 TITLE OF POSITION
                      SIGNATURE                              HELD WITH THE REGISTRANT             DATE
                      ---------                              ------------------------             ----
                          *                            Chairman of the Board and Chief        April 2, 2001
  ------------------------------------------------       Executive Officer
                  GENE W. SCHNEIDER

                          *                            Director                               April 2, 2001
  ------------------------------------------------
                  ALBERT M. CAROLLO

                          *                            Director                               April 2, 2001
  ------------------------------------------------
                  JOHN P. COLE, JR.

                /s/ VALERIE L. COVER                   Controller (Principal Accounting       April 2, 2001
  ------------------------------------------------       Officer) and Vice President
                  VALERIE L. COVER

                          *                            Director                               April 2, 2001
  ------------------------------------------------
                LAWRENCE J. DEGEORGE

                          *                            Director, President and Chief          April 2, 2001
  ------------------------------------------------       Operating Officer
                  MICHAEL T. FRIES

                          *                            Director                               April 2, 2001
  ------------------------------------------------
                   JOHN C. MALONE

                                                                 TITLE OF POSITION
                      SIGNATURE                              HELD WITH THE REGISTRANT             DATE
                      ---------                              ------------------------             ----
                          *                            Director                               April 2, 2001
  ------------------------------------------------
                   JOHN F. RIORDAN

                          *                            Director                               April 2, 2001
  ------------------------------------------------
                 CURTIS W. ROCHELLE

                          *                            Director                               April 2, 2001
  ------------------------------------------------
                  MARK L. SCHNEIDER

                          *                            Director                               April 2, 2001
  ------------------------------------------------
                   HENRY P. VIGIL

           /s/ FREDERICK G. WESTERMAN III              Chief Financial Officer                April 2, 2001
  ------------------------------------------------
             FREDERICK G. WESTERMAN III

                          *                            Director and Senior Vice President     April 2, 2001
  ------------------------------------------------
                   TINA M. WILDES

                  /s/ VALERIE L. COVER
          ------------------------------------
                    VALERIE L. COVER
*By:                ATTORNEY-IN-FACT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To UnitedGlobalCom, Inc.:

We have audited the accompanying consolidated balance sheets of UnitedGlobalCom, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive (loss) income, stockholders' (deficit) equity and cash flows for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998 (see Note
2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UnitedGlobalCom, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado
March 30, 2001

                             UNITEDGLOBALCOM, INC.
                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                                                AS OF DECEMBER 31,
                                                              ------------------------------------------------------
                                                                         2000                        1999
                                                              --------------------------   -------------------------
ASSETS
Current assets
  Cash and cash equivalents.................................  $                1,876,828   $               1,925,915
  Restricted cash...........................................                      11,612                      18,217
  Short-term liquid investments.............................                     347,084                     629,689
  Subscriber receivables, net of allowance for doubtful
    accounts of $66,559 and $27,808, respectively...........                     169,532                      83,388
  Notes receivable, related party...........................                     256,947                         723
  Other receivables, including related party receivables of
    $21,478 and $26,578, respectively.......................                     175,198                     151,547
  Inventory.................................................                     131,853                      82,995
  Deferred taxes............................................                       2,896                       2,119
  Other current assets, net.................................                     108,250                      91,673
                                                              --------------------------   -------------------------
      Total current assets..................................                   3,080,200                   2,986,266
Marketable equity securities and other investments..........                      38,560                     235,917
Investments in affiliates, accounted for under the equity
  method, net...............................................                     756,322                     309,509
Property, plant and equipment, net of accumulated
  depreciation of $920,972 and $482,524, respectively.......                   3,748,804                   2,379,837
Goodwill and other intangible assets, net of accumulated
  amortization of $448,012 and $170,133, respectively.......                   5,154,907                   2,944,802
Deferred financing costs, net of accumulated amortization of
  $52,180 and $17,062, respectively.........................                     207,573                     130,704
Deferred taxes..............................................                       5,057                       3,698
Other assets, net...........................................                      12,350                      12,120
                                                              --------------------------   -------------------------
      Total assets..........................................  $               13,003,773   $               9,002,853
                                                              ==========================   =========================

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
  Accounts payable, including related party payables of
    $1,555 and $390, respectively...........................  $                  578,399   $                 306,760
  Accrued liabilities.......................................                     619,609                     324,431
  Subscriber prepayments and deposits.......................                      96,296                      41,466
  Short-term debt...........................................                      51,208                     173,296
  Current portion of other long-term debt...................                     193,923                      52,180
  Other current liabilities.................................                      14,330                      10,567
                                                              --------------------------   -------------------------
      Total current liabilities.............................                   1,553,765                     908,700
Senior discount notes and senior notes......................                   6,190,741                   4,385,004
Other long-term debt........................................                   3,354,185                   1,604,451
Deferred compensation.......................................                      27,460                      54,825
Deferred taxes..............................................                       8,237                      17,074
Other long-term liabilities.................................                      30,918                      23,603
                                                              --------------------------   -------------------------
      Total liabilities.....................................                  11,165,306                   6,993,657
                                                              --------------------------   -------------------------
Commitments and contingencies (Notes 14 and 15)
Minority interests in subsidiaries..........................                   1,884,568                     867,970
                                                              --------------------------   -------------------------
Series B Convertible Preferred Stock, stated at liquidation
  value, 113,983 and 116,185 shares issued and outstanding,
  respectively..............................................                      28,117                      26,920
                                                              --------------------------   -------------------------
Stockholders' (deficit) equity
  Class A Common Stock, $0.01 par value, 210,000,000 shares
    authorized, 83,820,633 and 81,574,815 shares issued and
    outstanding, respectively...............................                         838                         816
  Class B Common Stock, $0.01 par value, 30,000,000 shares
    authorized, 19,221,940 and 19,323,940 shares issued and
    outstanding, respectively...............................                         192                         193
  Series C Convertible Preferred Stock, 425,000 shares
    issued and outstanding..................................                     425,000                     410,125
  Series D Convertible Preferred Stock, 287,500 shares
    issued and outstanding..................................                     287,500                     268,773
  Additional paid-in capital................................                   1,542,609                   1,416,635
  Deferred compensation.....................................                   (117,136)                   (119,996)
  Treasury stock, at cost, 5,604,948 and 5,569,240 shares of
    Class A Common Stock, respectively......................                    (29,984)                    (29,061)
  Accumulated deficit.......................................                 (1,892,706)                   (621,941)
  Other cumulative comprehensive loss.......................                   (290,531)                   (211,238)
                                                              --------------------------   -------------------------
      Total stockholders' (deficit) equity..................                    (74,218)                   1,114,306
                                                              --------------------------   -------------------------
      Total liabilities and stockholders' (deficit)
       equity...............................................  $               13,003,773   $               9,002,853
                                                              ==========================   =========================

   The accompanying notes are an integral part of these financial statements.

                             UNITEDGLOBALCOM, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND NUMBER OF SHARES)

                                                                           FOR THE YEAR ENDED                       FOR THE TEN
                                                                              DECEMBER 31,                         MONTHS ENDED
                                                         -------------------------------------------------------   DECEMBER 31,
                                                                    2000                         1999                  1998
                                                         --------------------------   --------------------------   -------------
Revenue................................................  $                1,251,034   $                  720,762   $     254,466
Operating expense......................................                   (876,234)                    (458,748)       (122,811)
Selling, general and administrative expense............                   (700,081)                    (618,925)       (299,993)
Depreciation and amortization..........................                   (815,522)                    (418,714)       (159,045)
                                                         --------------------------   --------------------------   -------------
    Operating loss.....................................                 (1,140,803)                    (775,625)       (327,383)
Gain on issuance of common equity securities by
  subsidiaries.........................................                     127,731                    1,508,839               -
Interest income, including related party income of
  $1,918, $561 and $497, respectively..................                     133,297                       54,375          10,681
Interest expense.......................................                   (928,783)                    (399,999)       (163,227)
Foreign currency exchange (loss) gain, net.............                   (215,900)                     (39,501)           1,582
Provision for losses on investment related costs.......                     (5,852)                      (7,127)         (9,686)
Gain on sale of investments in affiliates..............                       6,194                            -               -
Other expense, net.....................................                     (4,305)                     (14,641)         (3,518)
                                                         --------------------------   --------------------------   -------------
    (Loss) income before income taxes and other
      items............................................                 (2,028,421)                      326,321       (491,551)
Income tax benefit (expense), net......................                       2,897                        (198)           (610)
Minority interests in subsidiaries.....................                     934,548                      360,444           1,410
Share in results of affiliates, net....................                   (129,914)                     (50,249)        (54,781)
                                                         --------------------------   --------------------------   -------------
    Net (loss) income..................................  $              (1,220,890)   $                  636,318   $   (545,532)
                                                         ==========================   ==========================   =============
Foreign currency translation adjustments...............  $                 (47,625)   $                (127,154)   $    (24,713)
Unrealized holding (losses) gains arising during
  period...............................................                    (31,668)                        6,858           (505)
                                                         --------------------------   --------------------------   -------------
    Comprehensive (loss) income........................  $              (1,300,183)   $                  516,022   $   (570,750)
                                                         ==========================   ==========================   =============
Basic net (loss) income attributable to common
  stockholders.........................................  $              (1,272,482)   $                  617,926   $   (547,155)
                                                         ==========================   ==========================   =============
Diluted net (loss) income attributable to common
  stockholders.........................................  $              (1,272,482)   $                  636,318   $   (547,155)
                                                         ==========================   ==========================   =============
Net (loss) income per common share:
    Basic net (loss) income............................  $                  (13.24)   $                     7.53   $      (7.43)
                                                         ==========================   ==========================   =============
    Diluted net (loss) income..........................  $                  (13.24)   $                     6.67   $      (7.43)
                                                         ==========================   ==========================   =============
Weighted-average number of common shares outstanding:
    Basic..............................................                  96,114,927                   82,024,077      73,644,728
                                                         ==========================   ==========================   =============
    Diluted............................................                  96,114,927                   95,331,929      73,644,728
                                                         ==========================   ==========================   =============

   The accompanying notes are an integral part of these financial statements.

                             UNITEDGLOBALCOM, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                  CLASS A                           CLASS B
                                                                COMMON STOCK                      COMMON STOCK
                                                 ------------------------------------------   --------------------
                                                        SHARES                AMOUNT                 SHARES
                                                 --------------------   -------------------   --------------------
Balances, February 28, 1998....................            52,762,186   $               528             25,726,646

Issuance of Class A Common Stock in connection
  with public offering, net of offering
  costs........................................               900,000                     9                      -
Issuance of Class A Common Stock in connection
  with Company's stock option plan.............               906,288                     9                      -
Issuance of Class A Common Stock in connection
  with Company's 401(k) plan...................                35,716                     -                      -
Exchange of Class B Common Stock for Class A
  Common Stock.................................             5,894,886                    59            (5,894,886)
Exchange of Series A Convertible Preferred
  Stock for Class A Common Stock...............               850,914                     9                      -
Accrual of dividends on convertible preferred
  stock........................................                     -                     -                      -
Repricing of stock options.....................                     -                     -                      -
Amortization of deferred compensation..........                     -                     -                      -
Gain on deemed issuance of stock by
  subsidiary...................................                     -                     -                      -
Class A Common Stock issued by subsidiary for
  additional interest in Ireland systems.......                     -                     -                      -
Elimination of historical two month reporting
  difference due to change in fiscal year......                     -                     -                      -
Net loss.......................................                     -                     -                      -
Change in cumulative translation adjustments...                     -                     -                      -
Change in unrealized gain on available-for-sale
  securities...................................                     -                     -                      -
                                                 --------------------   -------------------   --------------------
Balances, December 31, 1998....................            61,349,990   $               614             19,831,760
                                                 ====================   ===================   ====================

                                                       CLASS B
                                                    COMMON STOCK             ADDITIONAL
                                                 -------------------           PAID-IN             DEFERRED
                                                       AMOUNT                  CAPITAL           COMPENSATION
                                                 -------------------   -----------------------   -------------
Balances, February 28, 1998....................  $               257   $               351,860   $       (42)
Issuance of Class A Common Stock in connection
  with public offering, net of offering
  costs........................................                    -                     7,395              -
Issuance of Class A Common Stock in connection
  with Company's stock option plan.............                    -                     4,779              -
Issuance of Class A Common Stock in connection
  with Company's 401(k) plan...................                    -                       260              -
Exchange of Class B Common Stock for Class A
  Common Stock.................................                 (59)                         -              -
Exchange of Series A Convertible Preferred
  Stock for Class A Common Stock...............                    -                     7,436              -
Accrual of dividends on convertible preferred
  stock........................................                    -                   (1,623)              -
Repricing of stock options.....................                    -                     1,380        (1,380)
Amortization of deferred compensation..........                    -                         -            743
Gain on deemed issuance of stock by
  subsidiary...................................                    -                     5,786              -
Class A Common Stock issued by subsidiary for
  additional interest in Ireland systems.......                    -                       918              -
Elimination of historical two month reporting
  difference due to change in fiscal year......                    -                         -              -
Net loss.......................................                    -                         -              -
Change in cumulative translation adjustments...                    -                         -              -
Change in unrealized gain on available-for-sale
  securities...................................                    -                         -              -
                                                 -------------------   -----------------------   ------------
Balances, December 31, 1998....................  $               198   $               378,191   $      (679)
                                                 ===================   =======================   ============


                                                                TREASURY STOCK
                                                 ---------------------------------------------          ACCUMULATED
                                                       SHARES                  AMOUNT                     DEFICIT
                                                 -------------------   -----------------------   --------------------------
Balances, February 28, 1998....................            6,338,302   $              (33,074)   $                (646,085)
Issuance of Class A Common Stock in connection
  with public offering, net of offering
  costs........................................                    -                         -                            -
Issuance of Class A Common Stock in connection
  with Company's stock option plan.............                    -                         -                            -
Issuance of Class A Common Stock in connection
  with Company's 401(k) plan...................                    -                         -                            -
Exchange of Class B Common Stock for Class A
  Common Stock.................................                    -                         -                            -
Exchange of Series A Convertible Preferred
  Stock for Class A Common Stock...............                    -                         -                            -
Accrual of dividends on convertible preferred
  stock........................................                    -                         -                            -
Repricing of stock options.....................                    -                         -                            -
Amortization of deferred compensation..........                    -                         -                            -
Gain on deemed issuance of stock by
  subsidiary...................................                    -                         -                            -
Class A Common Stock issued by subsidiary for
  additional interest in Ireland systems.......            (769,062)                     4,013                            -
Elimination of historical two month reporting
  difference due to change in fiscal year......                    -                         -                     (50,369)
Net loss.......................................                    -                         -                    (545,532)
Change in cumulative translation adjustments...                    -                         -                            -
Change in unrealized gain on available-for-sale
  securities...................................                    -                         -                            -
                                                 -------------------   -----------------------   --------------------------
Balances, December 31, 1998....................            5,569,240   $              (29,061)   $              (1,241,986)
                                                 ===================   =======================   ==========================

                                                     OTHER
                                                   CUMULATIVE
                                                 COMPREHENSIVE
                                                      LOSS                 TOTAL
                                                 --------------   ------------------------
Balances, February 28, 1998....................  $    (65,724)    $              (392,280)
Issuance of Class A Common Stock in connection
  with public offering, net of offering
  costs........................................              -                       7,404
Issuance of Class A Common Stock in connection
  with Company's stock option plan.............              -                       4,788
Issuance of Class A Common Stock in connection
  with Company's 401(k) plan...................              -                         260
Exchange of Class B Common Stock for Class A
  Common Stock.................................              -                           -
Exchange of Series A Convertible Preferred
  Stock for Class A Common Stock...............              -                       7,445
Accrual of dividends on convertible preferred
  stock........................................              -                     (1,623)
Repricing of stock options.....................              -                           -
Amortization of deferred compensation..........              -                         743
Gain on deemed issuance of stock by
  subsidiary...................................              -                       5,786
Class A Common Stock issued by subsidiary for
  additional interest in Ireland systems.......              -                       4,931
Elimination of historical two month reporting
  difference due to change in fiscal year......              -                    (50,369)
Net loss.......................................              -                   (545,532)
Change in cumulative translation adjustments...       (24,713)                    (24,713)
Change in unrealized gain on available-for-sale
  securities...................................          (505)                       (505)
                                                 -------------    ------------------------
Balances, December 31, 1998....................  $    (90,942)    $              (983,665)
                                                 =============    ========================

   The accompanying notes are an integral part of these financial statements.

                             UNITEDGLOBALCOM, INC.
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                              CLASS A                                      CLASS B
                                            COMMON STOCK                                 COMMON STOCK
                             ------------------------------------------   ------------------------------------------
                                    SHARES                AMOUNT                 SHARES                AMOUNT
                             --------------------   -------------------   --------------------   -------------------
Balances, December 31,
  1998.....................            61,349,990   $               614             19,831,760   $               198
Exchange of Class B Common
  Stock for Class A Common
  Stock....................               507,820                     5              (507,820)                   (5)
Issuance of Class A Common
  Stock in connection with
  exercise of warrants.....             2,883,600                    29                      -                     -
Issuance of Class A Common
  Stock in connection with
  Company's stock option
  plans....................             1,838,089                    18                      -                     -
Issuance of Class A Common
  Stock in connection with
  Company's 401(k) plan....                 1,502                     -                      -                     -
Exchange of Series A
  Convertible Preferred
  Stock for Class A Common
  Stock....................             3,006,404                    30                      -                     -
Exchange of Series B
  Convertible Preferred
  Stock for Class A Common
  Stock....................               487,410                     5                      -                     -
Issuance of Series C
  Convertible Preferred
  Stock, net of offering
  costs....................                     -                     -                      -                     -
Issuance of Class A Common
  Stock in connection with
  public offering, net of
  offering costs...........            11,500,000                   115                      -                     -
Issuance of Series D
  Convertible Preferred
  Stock....................                     -                     -                      -                     -
Accrual of dividends on
  Series A, B, C and D
  Convertible Preferred
  Stock....................                     -                     -                      -                     -
Equity transactions of
  subsidiaries.............                     -                     -                      -                     -
Amortization of deferred
  compensation.............                     -                     -                      -                     -
Net income.................                     -                     -                      -                     -
Change in cumulative
  translation
  adjustments..............                     -                     -                      -                     -
Change in unrealized gain
  on available-for-sale
  securites................                     -                     -                      -                     -
                             --------------------   -------------------   --------------------   -------------------
Balances, December 31,
  1999.....................            81,574,815   $               816             19,323,940   $               193
                             ====================   ===================   ====================   ===================

                                              SERIES C                                      SERIES D
                                           PREFERRED STOCK                               PREFERRED STOCK
                             -------------------------------------------   -------------------------------------------
                                  SHARES                 AMOUNT                 SHARES                 AMOUNT
                             -----------------   -----------------------   -----------------   -----------------------
Balances, December 31,
  1998.....................                  -   $                     -                   -   $                     -
Exchange of Class B Common
  Stock for Class A Common
  Stock....................                  -                         -                   -                         -
Issuance of Class A Common
  Stock in connection with
  exercise of warrants.....                  -                         -                   -                         -
Issuance of Class A Common
  Stock in connection with
  Company's stock option
  plans....................                  -                         -                   -                         -
Issuance of Class A Common
  Stock in connection with
  Company's 401(k) plan....                  -                         -                   -                         -
Exchange of Series A
  Convertible Preferred
  Stock for Class A Common
  Stock....................                  -                         -                   -                         -
Exchange of Series B
  Convertible Preferred
  Stock for Class A Common
  Stock....................                  -                         -                   -                         -
Issuance of Series C
  Convertible Preferred
  Stock, net of offering
  costs....................            425,000                   395,250                   -                         -
Issuance of Class A Common
  Stock in connection with
  public offering, net of
  offering costs...........                  -                         -                   -                         -
Issuance of Series D
  Convertible Preferred
  Stock....................                  -                         -             287,500                   267,375
Accrual of dividends on
  Series A, B, C and D
  Convertible Preferred
  Stock....................                  -                    14,875                   -                     1,398
Equity transactions of
  subsidiaries.............                  -                         -                   -                         -
Amortization of deferred
  compensation.............                  -                         -                   -                         -
Net income.................                  -                         -                   -                         -
Change in cumulative
  translation
  adjustments..............                  -                         -                   -                         -
Change in unrealized gain
  on available-for-sale
  securites................                  -                         -                   -                         -
                             -----------------   -----------------------   -----------------   -----------------------
Balances, December 31,
  1999.....................            425,000   $               410,125             287,500   $               268,773
                             =================   =======================   =================   =======================


                                    ADDITIONAL                                          TREASURY STOCK
                                      PAID-IN              DEFERRED      ---------------------------------------------
                                      CAPITAL            COMPENSATION          SHARES                  AMOUNT
                             -------------------------   -------------   -------------------   -----------------------
Balances, December 31,
  1998.....................  $                 378,191   $      (679)              5,569,240   $              (29,061)
Exchange of Class B Common
  Stock for Class A Common
  Stock....................                          -              -                      -                         -
Issuance of Class A Common
  Stock in connection with
  exercise of warrants.....                     21,598              -                      -                         -
Issuance of Class A Common
  Stock in connection with
  Company's stock option
  plans....................                     10,184              -                      -                         -
Issuance of Class A Common
  Stock in connection with
  Company's 401(k) plan....                         51              -                      -                         -
Exchange of Series A
  Convertible Preferred
  Stock for Class A Common
  Stock....................                     26,276              -                      -                         -
Exchange of Series B
  Convertible Preferred
  Stock for Class A Common
  Stock....................                      5,173              -                      -                         -
Issuance of Series C
  Convertible Preferred
  Stock, net of offering
  costs....................                   (13,642)              -                      -                         -
Issuance of Class A Common
  Stock in connection with
  public offering, net of
  offering costs...........                    571,325              -                      -                         -
Issuance of Series D
  Convertible Preferred
  Stock....................                    (7,446)              -                      -                         -
Accrual of dividends on
  Series A, B, C and D
  Convertible Preferred
  Stock....................                    (2,119)              -                      -                         -
Equity transactions of
  subsidiaries.............                    427,044      (221,640)                      -                         -
Amortization of deferred
  compensation.............                          -        102,323                      -                         -
Net income.................                          -              -                      -                         -
Change in cumulative
  translation
  adjustments..............                          -              -                      -                         -
Change in unrealized gain
  on available-for-sale
  securites................                          -              -                      -                         -
                             -------------------------   ------------    -------------------   -----------------------
Balances, December 31,
  1999.....................  $               1,416,635   $  (119,996)              5,569,240   $              (29,061)
                             =========================   ============    ===================   =======================

                                                              OTHER
                                                            CUMULATIVE
                                    ACCUMULATED           COMPREHENSIVE
                                      DEFICIT                  LOSS                  TOTAL
                             --------------------------   --------------   -------------------------
Balances, December 31,
  1998.....................  $              (1,241,986)   $    (90,942)    $               (983,665)
Exchange of Class B Common
  Stock for Class A Common
  Stock....................                           -               -                            -
Issuance of Class A Common
  Stock in connection with
  exercise of warrants.....                           -               -                       21,627
Issuance of Class A Common
  Stock in connection with
  Company's stock option
  plans....................                           -               -                       10,202
Issuance of Class A Common
  Stock in connection with
  Company's 401(k) plan....                           -               -                           51
Exchange of Series A
  Convertible Preferred
  Stock for Class A Common
  Stock....................                           -               -                       26,306
Exchange of Series B
  Convertible Preferred
  Stock for Class A Common
  Stock....................                           -               -                        5,178
Issuance of Series C
  Convertible Preferred
  Stock, net of offering
  costs....................                           -               -                      381,608
Issuance of Class A Common
  Stock in connection with
  public offering, net of
  offering costs...........                           -               -                      571,440
Issuance of Series D
  Convertible Preferred
  Stock....................                           -               -                      259,929
Accrual of dividends on
  Series A, B, C and D
  Convertible Preferred
  Stock....................                    (16,273)               -                      (2,119)
Equity transactions of
  subsidiaries.............                           -               -                      205,404
Amortization of deferred
  compensation.............                           -               -                      102,323
Net income.................                     636,318               -                      636,318
Change in cumulative
  translation
  adjustments..............                           -       (127,154)                    (127,154)
Change in unrealized gain
  on available-for-sale
  securites................                           -           6,858                        6,858
                             --------------------------   -------------    -------------------------
Balances, December 31,
  1999.....................  $                (621,941)   $   (211,238)    $               1,114,306
                             ==========================   =============    =========================

   The accompanying notes are an integral part of these financial statements.

                             UNITED GLOBALCOM, INC.
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY (CONTINUED)
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                    CLASS A                   CLASS B                  SERIES C                  SERIES D
                                 COMMON STOCK              COMMON STOCK             PREFERRED STOCK           PREFERRED STOCK
                            -----------------------   -----------------------   -----------------------   -----------------------
                               SHARES       AMOUNT       SHARES       AMOUNT     SHARES       AMOUNT       SHARES       AMOUNT
                            ------------   --------   ------------   --------   ---------   -----------   ---------   -----------
Balances, December 31,
 1999.....................    81,574,815    $  816      19,323,940    $  193      425,000   $   410,125     287,500   $   268,773
Exchange of Class B Common
 Stock for Class A Common
 Stock....................       102,000         1       (102,000)       (1)            -             -           -             -
Issuance of Class A Common
 Stock in connection with
 Company's stock option
 plans....................     1,024,325        10               -         -            -             -           -             -
Issuance of Class A Common
 Stock in connection with
 Company's 401(k) plan....         3,497         -               -         -            -             -           -             -
Conversion of Series B
 Convertible Preferred
 Stock into Class A Common
 Stock....................        48,996         1               -         -            -             -           -             -
Accrual of dividends on
 Series B, C and D
 Convertible Preferred
 Stock....................             -         -               -         -            -        29,750           -        23,758
Issuance of Class A Common
 Stock as dividends on
 Series C Convertible
 Preferred Stock..........       722,359         7               -         -            -      (14,875)           -             -
Issuance of Class A Common
 Stock as dividends on
 Series D Convertible
 Preferred Stock..........       344,641         3               -         -            -             -           -       (5,031)
Equity transactions of
 subsidiaries.............             -         -               -         -            -             -           -             -
Amortization of deferred
 compensation.............             -         -               -         -            -             -           -             -
Purchase of treasury
 shares...................             -         -               -         -            -             -           -             -
Net loss..................             -         -               -         -            -             -           -             -
Change in cumulative
 translation
 adjustments..............             -         -               -         -            -             -           -             -
Change in unrealized gain
 on available-for-sale
 securites................             -         -               -         -            -             -           -             -
                            ------------    ------    ------------    ------    ---------   -----------   ---------   -----------
Balances, December 31,
 2000.....................    83,820,633    $  838      19,221,940    $  192      425,000   $   425,000     287,500   $   287,500
                            ============    ======    ============    ======    =========   ===========   =========   ===========

                                                                                                             OTHER
                             ADDITIONAL                          TREASURY STOCK                            CUMULATIVE
                               PAID-IN        DEFERRED      -------------------------    ACCUMULATED     COMPREHENSIVE
                               CAPITAL      COMPENSATION      SHARES        AMOUNT         DEFICIT            LOSS
                            -------------   -------------   -----------   -----------   --------------   --------------
Balances, December 31,
 1999.....................  $   1,416,635   $  (119,996)      5,569,240   $  (29,061)   $    (621,941)   $   (211,238)
Exchange of Class B Common
 Stock for Class A Common
 Stock....................              -              -              -             -                -               -
Issuance of Class A Common
 Stock in connection with
 Company's stock option
 plans....................          7,934              -              -             -                -               -
Issuance of Class A Common
 Stock in connection with
 Company's 401(k) plan....             59              -              -             -                -               -
Conversion of Series B
 Convertible Preferred
 Stock into Class A Common
 Stock....................            519              -              -             -                -               -
Accrual of dividends on
 Series B, C and D
 Convertible Preferred
 Stock....................        (1,717)              -              -             -         (49,875)               -
Issuance of Class A Common
 Stock as dividends on
 Series C Convertible
 Preferred Stock..........         14,868              -              -             -                -               -
Issuance of Class A Common
 Stock as dividends on
 Series D Convertible
 Preferred Stock..........          5,028              -              -             -                -               -
Equity transactions of
 subsidiaries.............        127,927          7,467              -             -                -               -
Amortization of deferred
 compensation.............       (28,644)        (4,607)              -             -                -               -
Purchase of treasury
 shares...................              -              -         35,708         (923)                -               -
Net loss..................              -              -              -             -      (1,220,890)               -
Change in cumulative
 translation
 adjustments..............              -              -              -             -                -        (47,625)
Change in unrealized gain
 on available-for-sale
 securites................              -              -              -             -                -        (31,668)
                            -------------   ------------    -----------   -----------   --------------   -------------
Balances, December 31,
 2000.....................  $   1,542,609   $  (117,136)      5,604,948   $  (29,984)   $  (1,892,706)   $   (290,531)
                            =============   ============    ===========   ===========   ==============   =============


                                TOTAL
                            --------------
Balances, December 31,
 1999.....................  $    1,114,306
Exchange of Class B Common
 Stock for Class A Common
 Stock....................               -
Issuance of Class A Common
 Stock in connection with
 Company's stock option
 plans....................           7,944
Issuance of Class A Common
 Stock in connection with
 Company's 401(k) plan....              59
Conversion of Series B
 Convertible Preferred
 Stock into Class A Common
 Stock....................             520
Accrual of dividends on
 Series B, C and D
 Convertible Preferred
 Stock....................           1,916
Issuance of Class A Common
 Stock as dividends on
 Series C Convertible
 Preferred Stock..........               -
Issuance of Class A Common
 Stock as dividends on
 Series D Convertible
 Preferred Stock..........               -
Equity transactions of
 subsidiaries.............         135,394
Amortization of deferred
 compensation.............        (33,251)
Purchase of treasury
 shares...................           (923)
Net loss..................     (1,220,890)
Change in cumulative
 translation
 adjustments..............        (47,625)
Change in unrealized gain
 on available-for-sale
 securites................        (31,668)
                            --------------
Balances, December 31,
 2000.....................  $     (74,218)
                            ==============

   The accompanying notes are an integral part of these financial statements.

                             UNITEDGLOBALCOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FOR THE YEAR ENDED        FOR THE TEN
                                                                       DECEMBER 31,           MONTHS ENDED
                                                              ------------------------------  DECEMBER 31,
                                                                   2000            1999           1998
                                                              --------------  --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................   $ (1,220,890)     $   636,318  $  (545,532)
Elimination of historical two month reporting difference due
  to change in fiscal year..................................               -               -      (50,369)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
  Gain on issuance of common equity securities by
    subsidiaries............................................       (127,731)     (1,508,839)             -
  Share in results of affiliates, net.......................         129,914          49,638        66,326
  Minority interests in subsidiaries........................       (934,548)       (360,444)       (1,186)
  Exchange rate differences in U.S dollar-denominated
    securities..............................................         165,173          35,820       (6,359)
  Depreciation and amortization.............................         815,522         418,714       192,968
  Accretion of interest on senior notes and amortization of
    deferred financing costs................................         488,257         224,569       130,803
  Stock-based compensation (credit) expense.................        (43,183)         223,734       164,793
  Gain on sale of investments in affiliates.................         (6,194)               -             -
  Provision for losses on investment related costs..........           5,852           7,127         9,473
  Increase in receivables, net..............................        (67,984)        (82,888)      (12,755)
  Increase in other assets..................................        (61,220)        (28,918)       (8,528)
  Increase in accounts payable, accrued liabilities and
    other...................................................         352,120         268,808        62,354
                                                              --------------  --------------  ------------
    Net cash flows from operating activities................       (504,912)       (116,361)         1,988
                                                              --------------  --------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments...................     (3,049,476)       (988,380)     (149,601)
Proceeds from sale of short-term liquid investments.........       3,244,389         140,216       141,834
Restricted cash released (deposited), net...................           3,801         (3,259)        27,904
Investments in affiliates and other investments.............       (348,077)       (373,526)     (139,011)
Proceeds from sale of investments in affiliated companies...               -          18,000        19,968
New acquisitions, net of cash acquired......................     (1,703,660)     (2,321,799)     (109,881)
Capital expenditures........................................     (1,813,380)       (794,177)     (217,057)
Increase in notes receivable from affiliates................       (256,224)           (723)             -
Other.......................................................          53,434        (30,439)       (7,616)
                                                              --------------  --------------  ------------
    Net cash flows from investing activities................     (3,869,193)     (4,354,087)     (433,460)
                                                              --------------  --------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock by subsidiaries....................         102,403       2,624,306             -
Issuance of common stock in connection with public
  offerings, net of financing costs.........................               -         571,440         7,402
Issuance of Series C Convertible Preferred Stock............               -         381,608             -
Issuance of Series D Convertible Preferred Stock............               -         259,929             -
Issuance of convertible preferred stock by subsidiary.......         990,000               -             -
Issuance of common stock in connection with Company's and
  subsidiaries' stock option plans..........................          13,263          28,355         4,789
Issuance of common stock in connection with exercise of
  warrants..................................................               -          21,627             -
Proceeds from offering of senior notes and senior discount
  notes.....................................................       1,612,200       2,749,752             -
Retirement of existing senior notes.........................               -           (435)             -
Proceeds from short-term and long-term borrowings...........       4,328,269       1,064,579       321,167
Deferred financing costs....................................       (149,259)       (100,679)       (5,932)
Repayments of short-term and long-term borrowings...........     (2,468,561)     (1,277,038)     (168,358)
Payment of sellers notes....................................           (391)        (18,000)             -
Cash contributed from (paid to) minority interest
  partners..................................................               -           2,971         (253)
                                                              --------------  --------------  ------------
    Net cash flows from financing activities................       4,427,924       6,308,415       158,815
                                                              --------------  --------------  ------------
EFFECT OF EXCHANGE RATES ON CASH............................       (102,906)          52,340         4,824
                                                              --------------  --------------  ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............        (49,087)       1,890,307     (267,833)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............       1,925,915          35,608       303,441
                                                              --------------  --------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................     $ 1,876,828     $ 1,925,915   $    35,608
                                                              ==============  ==============  ============

   The accompanying notes are an integral part of these financial statements.

                             UNITEDGLOBALCOM, INC.

                                 (IN THOUSANDS)

                                                                FOR THE YEAR ENDED       FOR THE TEN
                                                                   DECEMBER 31,          MONTHS ENDED
                                                           ----------------------------  DECEMBER 31,
                                                                2000           1999          1998
                                                           --------------  ------------  ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest.................................     $   363,594     $ 101,121   $    40,929
                                                           ==============  ============  ============
  Cash received for interest.............................     $   125,943     $  41,633   $     9,074
                                                           ==============  ============  ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of EWT/TSS via issuance of subsidiary
    shares...............................................     $   622,261      $      -    $        -
                                                           ==============  ============  ============
  Acquisition of Cignal Global Communications via
    issuance of subsidiary shares........................     $   205,117      $      -    $        -
                                                           ==============  ============  ============
  Issuance of preferred stock utilized in purchase of
    Australian investments...............................      $        -      $      -   $    29,544
                                                           ==============  ============  ============
  Seller note for purchase of system in Hungary..........      $        -      $      -   $    18,000
                                                           ==============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                             UNITEDGLOBALCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

UnitedGlobalCom, Inc. (together with its majority-owned subsidiaries, the "Company" or "United") provides video, telephone and Internet access services, which the Company refers to as "Distribution", in numerous countries worldwide, and related content and other media services in a growing number of international markets. The following chart presents a summary of the Company's significant investments in telecommunications as of December 31, 2000:

                                                            UNITED

                   100.0%                                                          100.0%

        UNITED EUROPE, INC. ("UEI")                            UNITED INTERNATIONAL PROPERTIES, INC. ("UIPI")

                   52.6%                                      100.0%                                   100.0%

   UNITED PAN-EUROPE COMMUNICATIONS, N.V.               UNITED ASIA/PACIFIC              UNITED LATIN AMERICA, INC. ("ULA")
                  ("UPC")                          COMMUNICATIONS, INC. ("UAP") *

                                                              100.0%
DISTRIBUTION                                      UNITED AUSTRALIA/PACIFIC, INC.       DISTRIBUTION
AUSTRIA:                                                  ("UNITED A/P")               BRAZIL:
  Telekabel Group                      95.0%                                             TV Show Brasil                 100.0%
BELGIUM:                                                       72.9%                     Jundiai                         49.0%
  UPC Belgium                         100.0%                                           CHILE:
CZECH REPUBLIC:                                AUSTAR UNITED COMMUNICATIONS LIMITED      VTR                            100.0%
  UPC Czech                           100.0%             ("AUSTAR UNITED")             MEXICO:
FRANCE:                                                                                  Megapo                          90.3%
  UPC France                           92.0%   DISTRIBUTION                            PERU:
GERMANY:                                       AUSTRALIA:                                Cable Star                     100.0%
  PrimaCom                             25.0%     Austar                       100.0%   URUGUAY:
  EWT/TSS Group                        51.0%     Austar United Broadband      100.0%     Enalur                         100.0%
HUNGARY:                                       NEW ZEALAND:                            CONTENT
  UPC Magyarorszag                    100.0%     Telstra Saturn                50.0%   LATIN AMERICAN PROGRAMMING:
  Monor                                98.9%   CONTENT                                   MGM Networks LA                 50.0%
ISRAEL:                                        AUSTRALIA:
  Tevel                                46.6%     XYZ Entertainment             50.0%
MALTA:
  Melita                               50.0%
THE NETHERLANDS:                               * OTHER UAP
  UPC Nederland                       100.0%   CHINA:
NORWAY:                                          Hunan International TV        49.0%
  UPC Norge                           100.0%   PHILIPPINES:
POLAND:                                          Pilipino Cable Corporation    19.6%
  UPC Polska                          100.0%
ROMANIA:
  UPC Romania                   51.0%--70.0%
SLOVAK REPUBLIC:
  UPC Slovak                   95.0%--100.0%
SWEDEN:
  UPC Sweden                          100.0%
CHELLO BROADBAND                      100.0%
PRIORITY CLEC
SPAIN:
  Munditelecom                         50.1%
NORWAY:
  El Tele Ostfold                     100.0%
THE NETHERLANDS:
  PRIORITY TELECOM                    100.0%
MEDIA AND CONTENT
CZECH REPUBLIC/SLOVAK
  REPUBLIC/ HUNGARY:
  UPC Direct Programming              100.0%
    B.V.
IRELAND:
  Tara                                 80.0%
THE NETHERLANDS:
  UPCtv                               100.0%
POLAND:
  Wizja TV B.V.                       100.0%
SPAIN:
  Iberian Programming                  50.0%
UNITED KINGDOM/CENTRAL
  EUROPE:
  UPC Broadcast Centre                100.0%
UNITED KINGDOM:
  Xtra Music                           50.0%
OTHER:
  SBS                                  23.5%

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those subsidiaries for which the Company did not consolidate the results of operations for the entire fiscal year ended December 31, 2000, 1999 and the ten months ended December 31, 1998:

                                          EFFECTIVE DATE
ENTITY                                    OF CONSOLIDATION       REASON
------                                    --------------------   ------
K&T Group (UPC Nederland)                 March 31, 2000         Acquisition
El Tele Ostfold                           March 1, 2000          Acquisition
Intercomm (UPC France)                    March 1, 2000          Acquisition of 92.0% interest
Tebecai (UPC Nederland)                   February 1, 2000       Acquisition
Monor                                     December 1, 1999       Acquisition
Kabel Plus (UPC Czech)                    October 1, 1999        Acquisition
A2000 (UPC Nederland)                     September 1, 1999      Acquisition of remaining 50.0% interest
Time Warner Cable France (UPC France)     September 1, 1999      Acquisition
@Entertainment (UPC Polska)               August 1, 1999         Acquisition
Saturn (1)                                August 1, 1999         Acquisition of remaining 35.0% interest
Stjarn (UPC Sweden)                       August 1, 1999         Acquisition
Videopole (UPC France)                    August 1, 1999         Acquisition
GelreVision (UPC Nederland)               June 1, 1999           Acquisition
RCF (UPC France)                          June 1, 1999           Acquisition
UPC Slovensko (UPC Slovak)                June 1, 1999           Acquisition
VTR                                       May 1, 1999            Acquisition of remaining 66.0% interest
UTH (UPC Nederland) (2)                   February 1, 1999       Acquisition of remaining 49.0% interest

----------

(1) Saturn was deconsolidated effective April 1, 2000 in connection with the formation of the 50/50 joint venture, Telstra Saturn.

(2) Prior to the acquisition date, the equity method of accounting was used because of certain minority shareholder's rights.

All significant intercompany accounts and transactions have been eliminated in consolidation.

CHANGE IN FISCAL YEAR-END

Prior to the ten months ended December 31, 1998, the Company's fiscal year-end was February 28, and it accounted for its share of the income or loss of its operating companies based on the calendar year results of each operating company. This created a two month delay in reporting the operating company results in

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company's consolidated results for its fiscal year-end. On February 24, 1999, the Company changed its fiscal year-end from the last day in February to the last day in December, effective December 31, 1998. To effect the transition to the new fiscal year, the combined results of operations of the operating companies for January and February 1998, a loss of $50.4 million, has been reported as a one-time adjustment to retained deficit as of March 1, 1998 in the consolidated statement of stockholders' (deficit) equity. Consequently, the consolidated statement of operations and comprehensive (loss) income presents the consolidated results of the Company and its subsidiaries for the ten months ended December 31, 1998. For comparative purposes, the Company's consolidated revenue, net operating loss and net loss were $84.3, $125.4 and $206.4 million, respectively, for the ten months ended December 31, 1997 and the Company's consolidated revenue, net operating loss and net loss were $298.6, $350.7 and $595.9 million, respectively, for the year ended December 31, 1998.

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

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The economic lives of property, plant and equipment at acquisition are as follows:

Cable distribution networks.................................  3-20 years
Subscriber premises equipment and converters................  3-10 years
Microwave multi-point distribution system ("MMDS") and
  satellite direct-to-home ("DTH") facilities...............  5-20 years
Office equipment, furniture and fixtures....................  3-10 years
Buildings and leasehold improvements........................  3-33 years
Other.......................................................  3-10 years

Leasehold improvements are depreciated over the shorter of the expected life of the improvements or the initial lease term.

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

RECOVERABILITY OF TANGIBLE AND INTANGIBLE ASSETS

The Company evaluates the carrying value of all long-lived tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

DEFERRED FINANCING COSTS

Costs to obtain debt financing are capitalized and amortized over the life of the debt facility using the effective interest method.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUBSCRIBER PREPAYMENTS AND DEPOSITS

Payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

REVENUE RECOGNITION

Revenue from the provision of video, voice and Internet access services to customers is recognized in the period the related services are provided.

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

SEC STAFF ACCOUNTING BULLETIN NO. 51 ("SAB 51") ACCOUNTING POLICY

Gains realized as a result of common stock sales by the Company's subsidiaries are recorded in the consolidated statements of operations and comprehensive
(loss) income, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method for the Company's stock option plans, which results in compensation expense for the difference between the grant price and the fair market value of vested options at each new measurement date. UPC, CHELLO BROADBAND, PRIORITY TELECOM and Austar United have also adopted similar stock-based compensation plans for their employees whereby compensation expense is recognized for the difference between the grant price and the fair market value of vested options at each new measurement date. UPC, CHELLO BROADBAND, ULA and VTR have also adopted phantom stock-based compensation plans for their employees whereby the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock. Subsequent decreases in the estimated fair value of these vested options will cause a reversal of previous charges taken, until the options are exercised or expire.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is determined by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding during each period. Net (loss) income available to common stockholders includes the accrual of dividends on convertible preferred stock which is charged directly to additional paid-in capital and/or accumulated deficit. Diluted net (loss) income per share includes the effects of potentially issuable common stock, but only if dilutive. On November 11, 1999 the Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend distributed on November 30, 1999 to stockholders of record on November 22, 1999. All historical weighted-average share and per share amounts have been restated to reflect the stock split.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' (deficit) equity and are included in Other Cumulative Comprehensive Loss. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company's operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities. Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in a currency other than their own functional currency. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair market value. Under SFAS 133, accounting for changes in fair market value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of SFAS 133, which will now be effective for the Company's first quarter 2001.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  ACQUISITIONS AND OTHER

2000

In February 2000, UPC acquired Intercomm France Holding S.A. for $35.6 million in cash and shares in UPC France. Following the transaction, UPC controls 92.0% of UPC France. In connection with this acquisition, UPC issued shares worth $20.0 million. Based on the carrying value of United's investment in UPC as of February 23, 2000, United recognized a gain of $6.8 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51.

In February 2000, UPC acquired 100% of Tebecai in The Netherlands for $70.4 million.

In February 2000, UPC acquired 100% of the equity of El Tele Ostfold and Vestfold from certain energy companies in Norway for $39.2 million.

In March 2000, UPC acquired 100% of Kabel Haarlem in The Netherlands for $59.8 million.

In March 2000, UPC acquired K&T Group in The Netherlands for consideration of $1.0 billion. Details of the net assets acquired, based on the preliminary purchase price allocation, were as follows (in thousands):

Property, plant and equipment...............................     $ 227,845
Investments in affiliated companies.........................         8,430
Goodwill....................................................       786,436
Long-term liabilities.......................................     (225,439)
Net current liabilities.....................................       (8,129)
Receivables acquired........................................       216,904
                                                              ------------
    Net cash paid...........................................    $1,006,047
                                                              ============

In March 2000, Austar United sold 20.0 million shares to the public, raising gross and net proceeds at $5.20 per share of $104.0 and $102.4 million, respectively. Based on the carrying value of the Company's investment in Austar United as of March 29, 2000, United recognized a gain of $66.8 million from the resulting step-up in the carrying amount of United's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in Austar United indefinitely.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2000, Saturn merged with Telstra New Zealand Limited, a wholly owned subsidiary of Telstra Corporation Limited, to form Telstra Saturn.

In October 2000, UPC acquired, through its subsidiary UPC Germany, 100% of the EWT/TSS Group for $829.7 million in cash and 49.0% of UPC Germany. Under the UPC Germany shareholders agreement, the 49.0% shareholder has been provided with an option to put his interest in UPC Germany to UPC in exchange for 13.2 million of UPC's ordinary shares A. The option expires March 31, 2003. UPC has the option to pay for the put, if exercised, in either its shares or cash. Details of the net assets acquired, based on the preliminary purchase price allocation, were as follows (in thousands):

Property, plant and equipment...............................  $  67,930
Goodwill and other intangibles..............................    828,689
Long-term liabilities.......................................    (40,286)
Net current liabilities and other...........................    (26,651)
                                                              ---------
    Total consideration.....................................    829,682
UPC Germany shares..........................................   (622,261)
                                                              ---------
    Net cash paid...........................................  $ 207,421
                                                              =========

In November 2000, PRIORITY TELECOM acquired through a merger and exchange offer Cignal Global Communications ("Cignal"), a United States based provider of global network services. In the stock-based deal, PRIORITY TELECOM acquired 100% of Cignal in exchange for a 16.0% interest in PRIORITY TELECOM. Under the terms of the shareholder's agreement, UPC granted the Cignal shareholders an option to put their interest in PRIORITY TELECOM back to UPC if an initial public offering for PRIORITY TELECOM is not consummated by October 1, 2001. The value to be paid by UPC upon exercise of the put is the greater of the fair market value of the Cignal shareholders' interest in PRIORITY TELECOM or $200.0 million. UPC has the option to pay for the put, if exercised, in either UPC shares or cash.

1999

In February 1999, UPC successfully completed an initial public offering selling
133.8 million shares on the Amsterdam Stock Exchange and The Nasdaq Stock Market, Inc. ("Nasdaq"), raising gross and net proceeds at $10.93 per share of $1,463.0 and $1,364.1 million, respectively. Concurrent with the offering, a third party exercised an option and acquired approximately 4.7 million ordinary shares of UPC, resulting in proceeds to UPC of $45.0 million. Based on the carrying value of the Company's investment in UPC as of February 11, 1999, United recognized a gain of $822.1 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in UPC indefinitely.

In August 1998, UPC merged its Dutch cable television and telecommunications assets with those of the Dutch energy company NUON, forming a new company, UTH (the "UTH Transaction"). The transaction was accounted for as a formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Although UPC retained a 51.0% economic and voting interest in UTH, because

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of joint governance on most significant operating decisions, UPC accounted for its investment in UTH using the equity method of accounting. Details of the net assets contributed were as follows (in thousands):

Working capital.............................................    $   1,871
Investments in affiliated companies.........................     (96,866)
Property, plant and equipment...............................     (85,037)
Goodwill and other intangible assets........................     (78,515)
Senior secured notes and other debt.........................      111,553
Other liabilities...........................................       17,417
                                                              -----------
  Total net assets contributed..............................  $ (129,577)
                                                              ===========

On February 17, 1999, UPC acquired the remaining 49.0% of UTH from NUON (the "NUON Transaction") for $265.7 million. In addition, UPC repaid NUON a
$17.1 million subordinated loan, including accrued interest, dated December 23, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering. Effective February 1, 1999, UPC began consolidating the results of operations of UTH. Details of the net assets acquired were as follows (in thousands):

Property, plant and equipment...............................    $ 210,013
Investments in affiliated companies.........................       46,830
Goodwill....................................................      256,749
Long-term liabilities.......................................    (242,536)
Net current liabilities.....................................      (5,384)
                                                              -----------
    Total cash paid.........................................      265,672
Cash acquired...............................................     (13,629)
                                                              -----------
    Net cash paid...........................................    $ 252,043
                                                              ===========

The following unaudited pro forma condensed consolidated operating results for the year ended December 31, 1999 and the ten months ended December 31, 1998 give effect to the UTH Transaction and the NUON Transaction as if they had occurred at the beginning of the periods presented. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                               FOR THE YEAR ENDED             FOR THE TEN MONTHS ENDED
                                                DECEMBER 31, 1999                 DECEMBER 31, 1998
                                         -------------------------------   -------------------------------
                                           HISTORICAL       PRO FORMA        HISTORICAL       PRO FORMA
                                         --------------   --------------   --------------   --------------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenue................................     $   720,762      $   730,879      $   254,466      $   335,474
                                         ==============   ==============   ==============   ==============
Net income (loss)......................     $   636,318      $   631,623     $  (545,532)     $  (581,388)
                                         ==============   ==============   ==============   ==============
Net income (loss) per common share:
  Basic net income (loss)..............     $      7.53      $      7.48     $     (7.43)     $     (7.92)
                                         ==============   ==============   ==============   ==============
  Diluted net income (loss)............     $      6.67      $      6.63     $     (7.43)     $     (7.92)
                                         ==============   ==============   ==============   ==============
Weighted-average number of common
  shares outstanding:
  Basic................................      82,024,077       82,024,077       73,644,728       73,644,728
                                         ==============   ==============   ==============   ==============
  Diluted..............................      95,331,929       95,331,929       73,644,728       73,644,728
                                         ==============   ==============   ==============   ==============

In April 1999, an indirect wholly owned subsidiary of ULA acquired a 66.0% interest in VTR. This acquisition, combined with the interest in VTR that is owned by another indirect wholly owned subsidiary of the Company, gives the Company an indirect 100% interest in VTR. The purchase price for the 66.0% interest in VTR was approximately $258.2 million in cash. In addition, the Company provided capital for VTR to prepay approximately $125.8 million of existing bank indebtedness and a promissory note from the Company to one of the other shareholders of VTR. Details of the net assets acquired were as follows (in thousands):

Working capital.............................................             $  10,381
Property, plant and equipment...............................               203,154
Goodwill and other intangible assets........................               244,981
Other long-term assets......................................                14,685
Elimination of equity investment in Chilean joint venture...              (69,381)
Long-term liabilities.......................................             (145,641)
                                                              --------------------
    Total cash paid.........................................               258,179
Cash acquired...............................................               (5,498)
                                                              --------------------
    Net cash paid...........................................             $ 252,681
                                                              ====================

In June 1999, UPC acquired SKT spol s.r.o. in the Slovak Republic for $43.3 million.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 1999, UPC acquired 100% of GelreVision in The Netherlands for $109.8 million. Details of the net assets acquired were as follows (in thousands):

Property, plant and equipment...............................             $  49,407
Goodwill....................................................                67,335
Net current liabilities.....................................               (2,682)
Long-term liabilities.......................................               (4,236)
                                                              --------------------
    Total cash paid.........................................               109,824
Cash acquired...............................................                 (136)
                                                              --------------------
    Net cash paid...........................................             $ 109,688
                                                              ====================

In June 1999, UPC acquired 95.7% of RCF in France for $27.1 million.

In June 1999, the Company's interest in Austar, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United acquired a 35.0% interest in Saturn in exchange for approximately 13.7 million of Austar United's shares, thereby increasing Austar United's ownership interest in Saturn from 65.0% to 100%. In addition, Austar United successfully completed an initial public offering selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at $3.03 per share of $313.6 and $292.8 million, respectively. Based on the carrying value of the Company's investment in Austar United as of July 27, 1999, United recognized a gain of $248.4 million from the resulting step-up in the carrying amount of United's investment in Austar United, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in Austar United indefinitely.

In July 1999, UPC acquired UPC Sweden (formerly known as Stjarn) for a purchase price of $397.0 million, of which $100.0 million was paid in the form of a one-year note with interest at 8.0% per year, and the balance was paid in cash. Details of the net assets acquired were as follows (in thousands):

Property, plant and equipment...............................     $  43,171
Goodwill....................................................       442,094
Net current liabilities.....................................      (55,997)
Long-term liabilities.......................................      (32,268)
                                                              ------------
    Total purchase price....................................       397,000
Seller's note...............................................     (100,000)
                                                              ------------
    Total cash paid.........................................       297,000
Cash acquired...............................................       (3,792)
                                                              ------------
    Net cash paid...........................................     $ 293,208
                                                              ============

In August 1999, UPC acquired through UPC France 100% of Videopole for a total purchase price of $135.1 million. The purchase price was paid in cash ($69.9 million) and 2.9 million ordinary shares of UPC ($65.2 million). Based on the carrying value of the Company's investment in UPC as of July 31, 1999, United recognized a gain of $34.9 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in UPC indefinitely.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In August 1999, UPC acquired 100% of UPC Polska (formerly known as @Entertainment) for $807.0 million in cash. Details of the net assets acquired were as follows (in thousands):

Net current assets..........................................     $  51,239
Property, plant and equipment...............................       196,178
Goodwill....................................................       986,814
Long-term liabilities.......................................     (448,566)
Other.......................................................        21,335
                                                              ------------
    Total cash paid.........................................       807,000
Cash acquired...............................................      (62,507)
                                                              ------------
    Net cash paid...........................................     $ 744,493
                                                              ============

The following unaudited pro forma condensed consolidated operating results for the year ended December 31, 1999 and the ten months ended December 31, 1998 give effect to the acquisition of UPC Polska as if it had occurred at the beginning of each period presented. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                               FOR THE YEAR ENDED             FOR THE TEN MONTHS ENDED
                                                DECEMBER 31, 1999                 DECEMBER 31, 1998
                                         -------------------------------   -------------------------------
                                           HISTORICAL       PRO FORMA        HISTORICAL       PRO FORMA
                                         --------------   --------------   --------------   --------------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenue................................     $   720,762      $   767,741      $   254,466      $   304,844
                                         ==============   ==============   ==============   ==============
Net income (loss)......................     $   636,318      $   444,151     $  (545,532)     $  (725,398)
                                         ==============   ==============   ==============   ==============
Net income (loss) per common share:
  Basic net income (loss)..............     $      7.53      $      5.19     $     (7.43)     $     (9.87)
                                         ==============   ==============   ==============   ==============
  Diluted net income (loss)............     $      6.67      $      4.66     $     (7.43)     $     (9.87)
                                         ==============   ==============   ==============   ==============
Weighted-average number of common
  shares outstanding:
  Basic................................      82,024,077       82,024,077       73,644,728       73,644,728
                                         ==============   ==============   ==============   ==============
  Diluted..............................      95,331,929       95,331,929       73,644,728       73,644,728
                                         ==============   ==============   ==============   ==============

In August 1999, UPC acquired through UPC France 100% of Time Warner Cable France for $71.1 million in cash. Simultaneous with the acquisition of Time Warner Cable France, UPC acquired an additional 47.6% interest in one of its operating systems, RCF, in which Time Warner Cable France had a 49.9% interest, for $14.6 million, increasing UPC's ownership in that system to 97.5%.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In September 1999, UPC acquired through UPC Nederland the remaining 50.0% of A2000 that it did not already own for $229.0 and $13.1 million in cash and assumed receivables, respectively. Details of the net assets acquired were as follows (in thousands):

Receivables assumed.........................................             $  13,062
Property, plant and equipment...............................                96,539
Goodwill....................................................               274,361
Net current liabilities.....................................              (25,044)
Long-term liabilities.......................................             (129,918)
                                                              --------------------
    Total cash paid.........................................               229,000
Cash acquired...............................................                 (521)
                                                              --------------------
    Net cash paid...........................................             $ 228,479
                                                              ====================

In October 1999, UPC acquired a 94.6% interest in Kabel Plus in the Czech Republic for a purchase price of $150.0 million.

In October 1999, UPC completed a second public offering of 45.0 million ordinary shares, raising gross and net proceeds at $21.58 per share of $970.9 and $922.4 million, respectively. Based on the carrying value of the Company's investment in UPC as of October 19, 1999, United recognized a gain of $403.5 million from the resulting step-up in the carrying amount of United's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in UPC indefinitely.

In December 1999, UPC acquired an additional 48.0% economic interest in Monor from its partner and several small minority shareholders for $45.0 million, increasing UPC's ownership to 97.1%.

1998

In January 1998, UPC acquired certain assets (including the Dutch cable systems) of Combivisie for $88.0 million. Subsequent to the transaction, the assets and liabilities of UPC's other Dutch systems and Combivisie were merged, forming CNBH, a wholly-owned subsidiary of UPC Nederland. Details of the assets acquired were as follows (in thousands):

Property, plant and equipment and other long-term assets....   $    51,632
Goodwill and other intangible assets........................        36,416
                                                              ------------
    Total cash paid.........................................   $    88,048
                                                              ============

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

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In July 1998, Austar acquired certain Australian pay television assets for $6.1 million of the Company's Series B Convertible Preferred Stock.

In September 1998, UAP acquired an additional 25.0% interest in XYZ Entertainment, increasing its ownership interest to 50.0%. The purchase price consisted of $1.2 million in cash and $23.4 million of the Company's Series B Convertible Preferred Stock.

In October 1998, ULA increased its ownership interest in TV Show Brasil from 45.0% to 100% for $11.4 million, half of which was paid in cash, with the remainder financed by the seller.

In November 1998, UPC (i) acquired from Tele-Communications International, Inc. ("TINTA") its indirect 23.3% and 25.0% interests in the Tevel and Melita systems, respectively, for $91.5 million, doubling UPC's ownership interests to 46.6% and 50.0%, respectively, (ii) purchased an additional 5.0% interest in Princes Holdings, an Irish telecommunications company, and 5.0% of Tara in consideration for 769,062 shares of United Class A Common Stock held by UPC, and
(iii) sold the 5.0% interest in Princes Holdings, together with its existing 20.0% interest, to TINTA for $20.5 million.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM LIQUID INVESTMENTS

                                                               AS OF DECEMBER 31, 2000
                                             ------------------------------------------------------------
                                                                             SHORT-TERM
                                             CASH AND CASH    RESTRICTED       LIQUID
                                              EQUIVALENTS        CASH        INVESTMENTS        TOTAL
                                             --------------   -----------   -------------   -------------
                                                                    (IN THOUSANDS)
Cash.......................................    $  1,500,570     $  11,023      $        -     $ 1,511,593
Certificates of deposit....................          48,685           120         126,029         174,834
Commercial paper...........................         326,378             -          54,296         380,674
Corporate bonds............................           1,195             -         142,763         143,958
Government securities......................               -           469          23,996          24,465
                                             --------------   -----------   -------------   -------------
  Total....................................    $  1,876,828     $  11,612     $   347,084     $ 2,235,524
                                             ==============   ===========   =============   =============

                                                               AS OF DECEMBER 31, 1999
                                             ------------------------------------------------------------
                                                                             SHORT-TERM
                                             CASH AND CASH    RESTRICTED       LIQUID
                                              EQUIVALENTS        CASH        INVESTMENTS        TOTAL
                                             --------------   -----------   -------------   -------------
                                                                    (IN THOUSANDS)
Cash.......................................    $  1,046,827     $  18,217      $        -     $ 1,065,044
Certificates of deposit....................          52,000             -         293,497         345,497
Commercial paper...........................         803,088             -         182,486         985,574
Corporate bonds............................          24,000             -         126,179         150,179
Government securities......................               -             -          27,527          27,527
                                             --------------   -----------   -------------   -------------
  Total....................................    $  1,925,915     $  18,217     $   629,689     $ 2,573,821
                                             ==============   ===========   =============   =============

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  INVESTMENTS IN AFFILIATES

                                                            AS OF DECEMBER 31, 2000
                               ---------------------------------------------------------------------------------
                                                  CUMULATIVE        CUMULATIVE        CUMULATIVE
                                                   DIVIDENDS     SHARE IN RESULTS     TRANSLATION
                                CONTRIBUTIONS      RECEIVED        OF AFFILIATES      ADJUSTMENTS       TOTAL
                               ---------------   -------------   -----------------   -------------   -----------
                                                                (IN THOUSANDS)
Europe:
  PrimaCom...................    $     341,017       $       -    $       (28,482)    $   (21,114)     $ 291,421
  SBS........................          264,675               -            (36,433)         (4,138)       224,104
  Tevel......................           99,385         (6,180)            (39,587)           3,848        57,466
  Melita.....................           14,052               -                 592         (3,480)        11,164
  Iberian Programming........           11,947         (2,560)               5,103           2,319        16,809
  Xtra Music.................           14,491               -             (6,367)           (986)         7,138
  Other......................           44,900           (695)             (9,772)         (6,242)        28,191
Asia/Pacific:
  XYZ Entertainment..........           44,306         (5,464)            (11,515)         (1,387)        25,940
  Telstra Saturn.............           66,629               -            (24,503)         (5,007)        37,119
  Pilipino Cable
    Corporation..............           17,346               -             (3,388)         (2,588)        11,370
  Hunan International TV.....            6,061               -             (2,181)              16         3,896
  Other......................            2,860               -               (614)           (314)         1,932
Latin America:
  Megapo.....................           71,819        (20,862)             (5,282)        (10,135)        35,540
  MGM Networks LA (1)........           14,076               -            (14,076)               -             -
  Jundiai....................            7,438         (1,572)                 174         (1,808)         4,232
                               ---------------   -------------   -----------------   -------------   -----------
    Total....................    $   1,021,002    $   (37,333)    $      (176,331)    $   (51,016)     $ 756,322
                               ===============   =============   =================   =============   ===========

                                                            AS OF DECEMBER 31, 1999
                               ---------------------------------------------------------------------------------
                                                  CUMULATIVE        CUMULATIVE        CUMULATIVE
                                                   DIVIDENDS     SHARE IN RESULTS     TRANSLATION
                                CONTRIBUTIONS      RECEIVED        OF AFFILIATES      ADJUSTMENTS       TOTAL
                               ---------------   -------------   -----------------   -------------   -----------
                                                                (IN THOUSANDS)
Europe:
  SBS........................    $      99,621       $       -    $        (5,421)      $    2,858     $  97,058
  Tevel......................          100,679         (6,180)            (12,108)           3,761        86,152
  Melita.....................           14,062               -               2,066         (2,417)        13,711
  Iberian Programming........           11,947               -               (460)           2,828        14,315
  Xtra Music.................            9,913               -             (2,476)           (640)         6,797
  Other......................           27,447               -                (65)         (1,048)        26,334
Asia/Pacific:
  XYZ Entertainment..........           44,306               -            (18,564)           2,804        28,546
  Pilipino Cable
    Corporation..............           14,950               -             (3,004)         (2,588)         9,358
  Hunan International TV.....            6,061               -             (2,477)              16         3,600
  Other......................              350               -                   -               -           350
Latin America:
  Megapo.....................           32,496         (1,408)             (1,618)         (9,382)        20,088
  MGM Networks LA (1)........           11,988               -            (11,988)               -             -
  Jundiai....................            6,032         (1,572)                  72         (1,334)         3,198
  Other......................                2               -                   -               -             2
                               ---------------   -------------   -----------------   -------------   -----------
    Total....................    $     379,854    $    (9,160)    $       (56,043)    $    (5,142)     $ 309,509
                               ===============   =============   =================   =============   ===========

------------

(1) Includes an accrued funding obligation of $2.6 and $3.0 million at December 31, 2000 and 1999, respectively. The Company would face significant and punitive dilution if it did not make the requested fundings.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2000 and 1999, the Company had the following differences related to the excess of its cost over its proportionate interest in each affiliate's net tangible assets included in the above table. Such differences are being amortized over 15 years.

                                                                 AS OF DECEMBER 31,
                                             -----------------------------------------------------------
                                                         2000                           1999
                                             ----------------------------   ----------------------------
                                                 BASIS       ACCUMULATED        BASIS       ACCUMULATED
                                              DIFFERENCE     AMORTIZATION    DIFFERENCE     AMORTIZATION
                                             -------------   ------------   -------------   ------------
                                                                   (IN THOUSANDS)
Europe:
  PrimaCom.................................    $   251,167    $  (15,678)      $        -      $       -
  SBS......................................        109,149       (17,364)         109,080        (2,828)
  Tevel....................................         83,271       (11,625)          82,010        (7,947)
  Iberian Programming......................         11,586        (1,189)          11,941          (521)
  Melita...................................         11,098        (1,349)          11,673        (1,242)
  Xtra Music...............................          5,069          (462)           5,511          (246)
Asia/Pacific:
  XYZ Entertainment........................         22,483        (3,159)          25,791        (1,609)
  Telstra Saturn...........................         21,405          (995)               -              -
Latin America:
  Megapo...................................         33,392        (9,514)          20,518        (6,983)
                                             -------------   ------------   -------------   ------------
    Total..................................    $   548,620    $  (61,335)     $   266,524    $  (21,376)
                                             =============   ============   =============   ============

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  PROPERTY, PLANT AND EQUIPMENT

                                                                   AS OF DECEMBER 31,
                                                              ----------------------------
                                                                  2000           1999
                                                              -------------  -------------
                                                                     (IN THOUSANDS)
Cable distribution networks.................................    $ 3,147,310    $ 1,913,511
Subscriber premises equipment and converters................        740,398        451,505
MMDS/DTH distribution facilities............................        264,458        144,593
Office equipment, furniture and fixtures....................        261,478        103,869
Buildings and leasehold improvements........................        142,334        127,584
Other.......................................................        113,798        121,299
                                                              -------------  -------------
                                                                  4,669,776      2,862,361
    Accumulated depreciation................................      (920,972)      (482,524)
                                                              -------------  -------------
    Net property, plant and equipment.......................    $ 3,748,804    $ 2,379,837
                                                              =============  =============

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                   AS OF DECEMBER 31,
                                                              ----------------------------
                                                                  2000           1999
                                                              -------------  -------------
                                                                     (IN THOUSANDS)
Europe:
  UPC Nederland.............................................    $ 1,590,868     $  763,714
  UPC Polska................................................        951,225        935,867
  UPC Germany...............................................        883,928              -
  UPC Sweden................................................        388,884        430,606
  Priority Telecom..........................................        337,247              -
  UPC N.V...................................................        193,630         29,406
  Telekabel Group...........................................        167,317        177,800
  UPC France................................................        164,010        117,787
  UPC Magyarorszag..........................................        110,335         55,068
  Kabel Plus................................................        107,397         85,330
  Priority Wireless Group...................................        100,297              -
  UPC Norge.................................................         67,249         85,405
  Other.....................................................         98,507         81,372
Asia/Pacific:
  Austar United.............................................        225,433        114,882
Latin America:
  VTR.......................................................        208,725        223,484
  TV Show Brasil............................................          7,688          8,298
  Cable Star................................................              -          5,916
  Enalur....................................................            179              -
                                                              -------------  -------------
                                                                  5,602,919      3,114,935
    Accumulated amortization................................      (448,012)      (170,133)
                                                              -------------  -------------
    Net goodwill and other intangible assets................    $ 5,154,907    $ 2,944,802
                                                              =============  =============

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  SHORT-TERM DEBT

                                                                               AS OF DECEMBER 31,
                                                              -----------------------------------------------------
                                                                        2000                        1999
                                                              -------------------------   -------------------------
                                                                                 (IN THOUSANDS)
Other UPC...................................................  $                  48,151   $                 164,263
Other ULA and UAP...........................................                      3,057                       9,033
                                                              -------------------------   -------------------------
  Total short-term debt.....................................  $                  51,208   $                 173,296
                                                              =========================   =========================

9.  SENIOR DISCOUNT NOTES AND SENIOR NOTES

                                                                               AS OF DECEMBER 31,
                                                              -----------------------------------------------------
                                                                        2000                        1999
                                                              -------------------------   -------------------------
                                                                                 (IN THOUSANDS)
United 1998 Notes...........................................  $               1,101,010   $                 991,568
United 1999 Notes...........................................                    249,497                     224,426
UPC Senior Notes July 1999 Offering:
  UPC 10.875% dollar Senior Notes due 2009..................                    700,759                     759,442
  UPC 10.875% euro Senior Notes due 2009....................                    278,551                     301,878
  UPC 12.5% dollar Senior Discount Notes due 2009...........                    475,854                     421,747
UPC Senior Notes October 1999 Offering:
  UPC 10.875% dollar Senior Notes due 2007..................                    177,027                     191,852
  UPC 10.875% euro Senior Notes due 2007....................                     92,851                     100,625
  UPC 11.25% dollar Senior Notes due 2009...................                    221,411                     239,905
  UPC 11.25% euro Senior Notes due 2009.....................                     93,168                     100,894
  UPC 13.375% dollar Senior Discount Notes due 2009.........                    290,974                     255,786
  UPC 13.375% euro Senior Discount Notes due 2009...........                    108,017                     102,847
UPC Senior Notes January 2000 Offering:
  UPC 11.25% dollar Senior Notes due 2010...................                    595,742                           -
  UPC 11.25% euro Senior Notes due 2010.....................                    184,443                           -
  UPC 11.5% dollar Senior Notes due 2010....................                    273,780                           -
  UPC 13.75% dollar Senior Discount Notes due 2010..........                    581,253                           -
UPC Polska Senior Discount Notes............................                    300,163                     286,089
United A/P Notes............................................                    466,241                     407,945
                                                              -------------------------   -------------------------
    Total senior discount notes and senior notes............  $               6,190,741   $               4,385,004
                                                              =========================   =========================

UNITED 1998 NOTES

In February 1998, the Company sold in a private transaction $1,375.0 million principal amount at maturity of 10.75% senior secured discount notes due 2008. The United 1998 Notes were issued at a discount from their principal amount at maturity, resulting in gross proceeds to United of approximately $812.2 million. The Company used approximately $531.8 million of the proceeds from the United 1998 Notes to complete a tender offer for the Company's existing 14.0% senior secured discount notes due 1999 and the consent solicitation that the Company conducted concurrently therewith.

The United 1998 Notes accrete at 10.75% per annum, compounded semi-annually to an aggregate principal amount of $1,375.0 million on February 15, 2003, at which time cash interest will commence to

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

accrue. Commencing August 15, 2003, cash interest on the United 1998 Notes will be payable on February 15 and August 15 of each year until maturity at a rate of 10.75% per annum. The United 1998 Notes will mature on February 15, 2008, and will be redeemable at the option of the Company on or after February 15, 2003.

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

UNITED 1999 NOTES

On April 29, 1999, the Company sold in a private transaction $355.0 million principal amount at maturity of 10.875% senior discount notes due 2009. The United 1999 Notes were issued at a discount from their principal amount at maturity, resulting in gross proceeds to United of approximately $208.9 million. The United 1999 Notes will accrete at 10.875% per annum, compounded semi-annually, to an aggregate principal amount of $355.0 million on May 1, 2004. Commencing November 1, 2004, cash interest on the United 1999 Notes will begin to accrue, payable on May 1 and November 1 of each year until maturity at a rate of 10.875% per annum. The United 1999 Notes will mature on May 1, 2009, and are redeemable after May 1, 2004 at premiums declining to par on May 1, 2007. Additionally, subject to certain limitations, prior to May 1, 2002, United may redeem an aggregate of 35.0% of the United 1999 Notes at the Company's option with the net proceeds from one or more public offerings or certain asset sales. The United 1999 Notes are senior, general, unsecured obligations, ranking equally in right of payment to existing and future senior, unsecured obligations, senior to all future junior obligations and effectively junior to existing secured obligations, including the United 1998 Notes.

UPC SENIOR NOTES JULY 1999 OFFERING

In July 1999, UPC completed a private placement bond offering consisting of $800.0 million ten-year 10.875% Senior Notes due 2009, E300.0 million of ten-year 10.875% Senior Notes due 2009 and $735.0 million aggregate principal amount of ten-year 12.5% Senior Discount Notes due 2009. The UPC Senior Discount Notes due 2009 were sold at 54.5% of face value amount yielding gross proceeds of

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approximately $400.7 million, and will accrue but not pay interest until 2005. Interest payments on the Senior Notes due 2009 will be due semi-annually, commencing February 1, 2000. Concurrent with the closing of the UPC July 1999 Notes offering, UPC entered into a cross-currency swap, swapping the $800.0 million UPC Senior Notes due 2009 into fixed and variable rate euro notes with a notional amount totaling E754.7 million. One half of the euro notes have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of Euro Interbank Offered Rate ("EURIBOR") plus 4.15%, for an initial rate of 7.1%. The indentures governing these notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

UPC SENIOR NOTES OCTOBER 1999 OFFERING

In October 1999, UPC completed a private placement bond offering consisting of six tranches: $200.0 million and E100.0 million of eight-year 10.875% Senior Notes due 2007; $252.0 million and E101.0 million of ten-year 11.25% Senior Notes due 2009 and $478.0 million and E191.0 million aggregate principal amount of ten-year 13.375% Senior Discount Notes due 2009. The Senior Discount Notes were sold at 52.3% of the face amount yielding gross proceeds of $250.0 million and E100.0 million and will accrue but not pay interest until November 2004. UPC then entered into cross-currency swaps, swapping the $252.0 million 11.25% coupon into fixed-rate and variable-rate euro notes with a notional amount totaling E240.2 million, and swapping the $200.0 million 10.875% coupon into fixed-rate and variable-rate euro notes with a notional amount totaling E190.7 million. Of the former swap, E120.1 million have a fixed interest rate of 9.9% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.8%. The remaining E120.1 million have a variable interest rate of EURIBOR + 4.8%. Of the latter swap, E95.4 million have a fixed interest rate of 9.9% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.8%. The remaining E95.4 million have a variable interest rate of EURIBOR + 4.8%. The indentures governing these notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

UPC SENIOR NOTES JANUARY 2000 OFFERING

In January 2000, UPC completed a private placement bond offering consisting of $600.0 million and E200.0 million of ten-year 11.25% Senior Notes due 2010, $300.0 million of ten-year 11.5% Senior Notes due 2010 and $1.0 billion aggregate principal amount of ten-year 13.75% Senior Discount Notes due 2010. The Senior Discount Notes were sold at 51.2% of the face amount yielding gross proceeds of $512.2 million and will accrue but not pay interest until 2005. UPC has entered into cross-currency swaps, swapping a total of $300.0 million of the 11.25% Senior Notes into fixed euro notes with a notional amount of E297.0 million. The indentures governing these notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

UPC POLSKA SENIOR DISCOUNT NOTES

In January 1999, UPC Polska sold 256,800 units consisting of Senior Discount Notes due 2009 and warrants to purchase 1,813,665 shares of UPC Polska's common stock. The UPC Polska 1999 Senior

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Discount Notes were issued at a discount to their aggregate principal amount at maturity yielding gross proceeds of approximately $100.0 million. Cash interest on the UPC Polska 1999 Senior Discount Notes will not accrue prior to February 1, 2004. Thereafter, cash interest will accrue at a rate of 14.5% per annum, payable semi-annually in arrears on August 1 and February 1 of each year, commencing August 1, 2004. In connection with the acquisition of UPC Polska, UPC acquired all of the existing warrants held in connection with the UPC Polska 1999 Senior Discount Notes. In July 1998, UPC Polska sold 252,000 units, consisting of 14.5% Senior Discount Notes due 2008 and warrants entitling the warrant holders to purchase 1,824,514 shares of UPC Polska common stock. This offering generated approximately $125.1 million in gross proceeds to UPC Polska. The UPC Polska 1998 Senior Discount Notes are unsubordinated and unsecured obligations of UPC Polska. Cash interest will not accrue prior to July 15, 2003. After that, cash interest will accrue at a rate of 14.5% per year and will be payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2004. The UPC Polska 1998 Senior Discount Notes will mature on July 15, 2008. In connection with the acquisition of UPC Polska, UPC acquired all of the existing warrants held in connection with the UPC Polska 1998 Senior Discount Notes. Pursuant to the terms of the UPC Polska indenture, UPC Polska repurchased $49.1 million aggregate principal amount at maturity of these notes for $26.5 million as a result of UPC's acquisition of UPC Polska. In January 1999, UPC Polska sold $36.0 million aggregate principal amount at maturity of Series C Senior Discount Notes generating approximately $9.8 million of gross proceeds. The UPC Polska 1999 Series C Senior Discount Notes are senior unsecured obligations of UPC Polska. Original issue discount will accrete from January 20, 1999, until maturity on July 15, 2008. Cash interest will accrue beginning July 15, 2004 at a rate of 7.0% per year on the principal amount at maturity, and will be payable semi-annually in arrears, on July 15 and January 15 of each year beginning January 15, 2005. Poland Communications, Inc ("PCI"), UPC Polska's major operating subsidiary, sold $130.0 million of discount notes in October 1996. The PCI Discount Notes bear interest at 9.875%, payable on May 1 and November 1 of each year. The PCI Discount Notes mature on November 1, 2003. Pursuant to the terms of the PCI indenture, UPC Polska repurchased a majority of the PCI Discount Notes in November 1999 as a result of UPC's acquisition of UPC Polska.

UNITED A/P NOTES

The 14.0% senior notes were issued by United A/P in May 1996 and September 1997 at a discount from their principal amount of $488.0 million, resulting in gross proceeds of $255.0 million. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The United A/P Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On October 14, 1998, United A/P consummated an equity sale resulting in gross proceeds to United A/P of $70.0 million, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the United A/P Notes will accrete to an aggregate principal amount at maturity of $492.9 million.

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

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. OTHER LONG-TERM DEBT

                                                                               AS OF DECEMBER 31,
                                                              -----------------------------------------------------
                                                                        2000                        1999
                                                              -------------------------   -------------------------
                                                                                 (IN THOUSANDS)
UPC Bank Facility...........................................  $               2,224,696   $                       -
UPC Bridge Facility.........................................                    696,379                           -
DIC Loan....................................................                     51,401                           -
UPC Senior Credit Facility..................................                          -                     359,720
UPC Nederland Facilities....................................                          -                     588,310
UPC France Facilities.......................................                          -                     146,157
Other UPC...................................................                    170,801                     123,199
VTR Bank Facility...........................................                    176,000                     176,000
Austar Bank Facility........................................                    223,501                     202,703
Other UAP...................................................                      4,759                      59,948
Other ULA...................................................                        571                         594
                                                              -------------------------   -------------------------
                                                                              3,548,108                   1,656,631
    Less current portion....................................                  (193,923)                    (52,180)
                                                              -------------------------   -------------------------
    Total other long-term debt..............................  $               3,354,185   $               1,604,451
                                                              =========================   =========================

UPC BANK FACILITY

In October 2000, UPC closed a $3.4 billion operating and term loan facility with a group of banks. The UPC Bank Facility is guaranteed by existing operating companies, excluding Polish and German assets. The UPC Bank Facility bears interest at EURIBOR +0.75% to 4.0% depending on certain ratios, and UPC pays an annual commitment fee of 0.5% over the undrawn amount. The UPC Bank Facility refinanced the UPC Senior Credit Facility, UPC Nederland Facilities, UPC France Facilities and other existing operating company bank debt totaling $1.7 billion and will finance further digital rollout and triple play by UPC's existing companies, excluding Polish and German operations. Borrowing availability is linked to certain performance criteria. Principal repayment will begin in 2004, with final maturity in 2009. The UPC Bank Facility indenture contains certain financial covenants and restrictions on UPC's companies regarding payment of dividends, ability to incur indebtedness, dispose of assets and enter into affiliate transactions.

UPC BRIDGE FACILITY

In March 2000, a fully committed $1.9 billion standby revolving credit facility was executed. The facility is guaranteed by UPC and certain subsidiaries. When drawn, the facility bears interest at EURIBOR +6.0% to 7.0%, with periodic increases after March 31, 2001, capped at an annual rate of 18.0% until maturity in March 2007.

DIC LOAN

In November 1998, a subsidiary of Discount Investment Corporation ("DIC") loaned UPC a total of $90.0 million to acquire the additional interests in Tevel and Melita. In connection with the DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of $90.0 million, plus accrued interest, of ordinary shares of UPC at a price equal to 90.0% of UPC's initial public offering price. In February 1999, the option agreement was amended, resulting in a grant of two options of $45.0 million each to acquire

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ordinary shares of UPC. DIC then exercised the first option for $45.0 million, paying in cash and acquiring 4.7 million ordinary shares of UPC. UPC repaid $45.0 million of the DIC Loan and accrued interest with proceeds received from the option exercise. In October 2000, the remaining $45.0 million DIC Loan was refinanced by a two-year convertible note in the amount of $51.1 million at an annual interest rate of 10.0%. The note is convertible into UPC shares at the average closing price for 30 trading days before the conversion date.

VTR BANK FACILITY

In April 1999, VTR entered into a $220.0 million term loan facility in connection with the VTR Acquisition. The facility was amended in June 2000, reducing the aggregate principal amount to $176.0 million. The VTR Bank Facility bears interest at London Interbank Offered Rate ("LIBOR") plus a margin of 5.0%, and matures on April 29, 2001. The VTR Bank Facility indenture restricts certain investments and payments, including a ceiling on capital expenditures per fiscal year, as well as requires VTR to maintain certain financial ratios on a quarterly basis, such as total debt to EBITDA (as defined by the term loan agreement), debt service coverage, senior debt to EBITDA, interest coverage and minimum telephone revenue amounts.

AUSTAR BANK FACILITY

In April 1999, Austar executed a A$400.0 million syndicated senior secured debt facility to refinance the existing bank facility and to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and
(ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the existing bank facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006. As of December 31, 2000, Austar has drawn the entire amount of the facility.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FAIR VALUE OF SENIOR DISCOUNT NOTES, SENIOR NOTES AND OTHER LONG-TERM DEBT

Fair value is based on market prices for the same or similar issues.

                                                              CARRYING VALUE    FAIR VALUE
                                                              --------------   -------------
                                                                      (IN THOUSANDS)
As of December 31, 2000:
  United 1998 Notes.........................................  $   1,101,010    $     591,250
  United 1999 Notes.........................................        249,497          152,650
  UPC Senior Notes July 1999 Offering:
    UPC 10.875% dollar Senior Notes due 2009................        700,759          525,447
    UPC 10.875% euro Senior Notes due 2009..................        278,551          175,487
    UPC 12.5% dollar Senior Discount Notes due 2009.........        475,854          227,850
  UPC Senior Notes October 1999 Offering:
    UPC 10.875% dollar Senior Notes due 2007................        177,027          133,000
    UPC 10.875% euro Senior Notes due 2007..................         92,851           59,424
    UPC 11.25% dollar Senior Notes due 2009.................        221,411          165,196
    UPC 11.25% euro Senior Notes due 2009...................         93,168           60,019
    UPC 13.375% dollar Senior Discount Notes due 2009.......        290,974          143,400
    UPC 13.375% euro Senior Discount Notes due 2009.........        108,017           53,203
  UPC Senior Notes January 2000 Offering:
    UPC 11.25% dollar Senior Notes due 2010.................        595,742          387,000
    UPC 11.25% euro Senior Notes due 2010...................        184,443          120,706
    UPC 11.5% dollar Senior Notes due 2010..................        273,780          195,000
    UPC 13.75% dollar Senior Discount Notes due 2010........        581,253          290,000
  UPC Polska Senior Discount Notes..........................        300,163          235,749
  United A/P Notes..........................................        466,241          320,365
  UPC Bank Facility.........................................      2,224,696        2,224,696
  UPC Bridge Facility.......................................        696,379          696,379
  DIC Loan..................................................         51,401           51,401
  Other UPC.................................................        170,801          170,801
  VTR Bank Facility.........................................        176,000          176,000
  Austar Bank Facility......................................        223,501          223,501
  Other UAP and ULA.........................................          5,330            5,330
                                                              --------------   -------------
      Total.................................................  $   9,738,849    $   7,383,854
                                                              ==============   =============

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                              CARRYING VALUE    FAIR VALUE
                                                              --------------   -------------
                                                                      (IN THOUSANDS)
As of December 31, 1999:
  United 1998 Notes.........................................  $     991,568    $     880,000
  United 1999 Notes.........................................        224,426          205,265
  UPC Senior Notes July 1999 Offering:
    UPC 10.875% dollar Senior Notes due 2009................        759,442          775,969
    UPC 10.875% euro Senior Notes due 2009..................        301,878          305,652
    UPC 12.5% dollar Senior Discount Notes due 2009.........        421,747          415,275
  UPC Senior Notes October 1999 Offering:
    UPC 10.875% dollar Senior Notes due 2007................        191,852          206,525
    UPC 10.875% euro Senior Notes due 2007..................        100,625          102,639
    UPC 11.25% dollar Senior Notes due 2009.................        239,905          262,080
    UPC 11.25% euro Senior Notes due 2009...................        100,894          103,665
    UPC 13.375% dollar Senior Discount Notes due 2009.......        255,786          272,460
    UPC 13.375% euro Senior Discount Notes due 2009.........        102,847          106,669
  UPC Polska Senior Discount Notes..........................        286,089          322,253
  United A/P Notes..........................................        407,945          414,008
  UPC Senior Credit Facility................................        359,720          359,720
  UPC Nederland Facilities..................................        588,310          588,310
  UPC France Facilities.....................................        146,157          146,157
  Other UPC.................................................        123,199          123,199
  VTR Bank Facility.........................................        176,000          176,000
  Austar Bank Facility......................................        202,703          202,703
  Other UAP and ULA.........................................         60,542           60,542
                                                              --------------   -------------
      Total.................................................  $   6,041,635    $   6,029,091
                                                              ==============   =============

DEBT MATURITIES

The maturities of the Company's senior discount notes, senior notes and other long-term debt are as follows (in thousands):

  Year Ended December 31, 2001..............................  $     193,923
  Year Ended December 31, 2002..............................         92,851
  Year Ended December 31, 2003..............................         76,721
  Year Ended December 31, 2004..............................        399,461
  Year Ended December 31, 2005..............................        739,844
  Thereafter................................................      8,236,049
                                                              -------------
      Total.................................................  $   9,738,849
                                                              =============

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

OTHER FINANCIAL INSTRUMENTS

Interest rate swap agreements are used by the Company from time to time to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on the Company's assessment of the market, and generally are used to convert floating-rate debt to fixed-rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, the Company has interest rate swaps managing interest rate exposure on the UPC Bank Facility and the Austar Bank Facility. The swaps related to the UPC Bank Facility effectively convert a principal amount of $1.6 billion of variable-rate debt into fixed-rate borrowings at EURIBOR + 4.65%. The swaps related to the Austar Bank Facility effectively convert an aggregate principal amount of $83.8 million of variable-rate, long-term debt into fixed-rate borrowings.

UPC has entered into cross-currency swaps related to $1.8 billion of dollar-denominated senior notes. Under SFAS 133 these cross-currency swaps will not qualify for hedge accounting, and therefore the cross-currency swaps, as well as the senior notes which they relate to, must be presented separately on the balance sheet. The senior notes must be revalued at spot rates based on the dollar/euro exchange rate at each balance sheet date, with changes recorded as foreign exchange gains/losses in the consolidated statements of operations and comprehensive (loss) income. The cross-currency swaps likewise must be marked to market at each balance sheet date with changes recorded in the consolidated statements of operations and comprehensive (loss) income. If the Company were to implement SFAS 133 to cross-currency swaps in place at December 31, 2000, the impact for the year ended December 31, 2000 would be a net gain of between $51.1 and $78.9 million.

11. CONVERTIBLE PREFERRED STOCK

SERIES A PREFERRED STOCK

In connection with the Company's acquisition of certain interests in Australia in 1995, the Company issued 170,513 shares of par value $0.01 per share
Series A Preferred Stock. The Series A Preferred Stock had an initial liquidation value of $175.00 per share and accrued dividends at a rate of 4.0% per annum, compounded quarterly. Each share of Series A Preferred Stock was convertible into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $8.75. During the ten months ended December 31, 1998 a total of 38,369 shares of Series A Preferred Stock were converted into 850,914 shares of Class A Common Stock. During the year ended December 31, 1999, the remaining 132,144 shares of Series A Preferred Stock were converted into 3,006,404 shares of Class A Common Stock.

SERIES B PREFERRED STOCK

In connection with the Company's acquisition of certain assets in Australia in July 1998, and the acquisition of an additional interest in XYZ Entertainment in September 1998, the Company issued a total of 139,031 shares of par value $0.01 per share Series B Preferred Stock. The Series B Preferred Stock had an initial liquidation value of $212.50 per share (approximately $29.5 million) and accrues dividends at a rate of 6.5% per annum, compounded quarterly. Each share of Series B Preferred Stock is convertible into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of conversion divided by $10.63. The Company is required to redeem the Series B Preferred Stock on June 30, 2008 at a redemption price equal to its then liquidation value plus accrued dividends. During the year ended December 31, 1999 a total of 22,846 shares of Series B Preferred Stock were converted into 487,410 shares of Class A Common Stock. During the year ended December 31, 2000, a total of 2,202 shares of Series B Preferred Stock were converted into 48,996 shares of Class A Common Stock. Assuming none of the remaining 113,983 shares of Series B Preferred Stock is converted prior to redemption, the total cost to the Company upon redemption would be approximately $45.6 million. The Company has granted certain rights to holders of the Series B Preferred Stock to register under the Securities Act of 1933 the sale of shares of Class A Common Stock into which the Series B Preferred Stock may be converted.

SERIES C PREFERRED STOCK

In July 1999, the Company issued 425,000 shares of par value $0.01 per share Series C Preferred Stock, resulting in gross and net proceeds to the Company of $425.0 and $381.6 million, respectively. The purchasers of the Series C Preferred Stock deposited $29.75 million into an account from which the holders were entitled to quarterly payments in an amount equal to $17.50 per preferred share commencing on September 30, 1999 through June 30, 2000, in cash or Class A Common Stock at United's option. On September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000 the holders received their quarterly payment in cash. The Series C Preferred Stock had an initial liquidation value of $1,000 per share, and accrues dividends perpetually at a rate of 7.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing September 30, 2000, payable in cash or Class A Common Stock at the Company's option. On September 30, 2000 and December 31, 2000 the holders received their quarterly payment in 212,889 and 509,470 shares of Class A Common Stock, respectively. Each share of Series C Preferred Stock is convertible any time at the option of the holder into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $42.15. The conversion price is subject to adjustment upon the occurrence of certain events. The Company has the right to require conversion on or after December 31, 2000 if the closing price of United's Class A Common Stock has equaled or exceeded 150.0% of the conversion price for a certain period of time, or on or after June 30, 2002 if the closing price of United's Common Stock has equaled or exceeded 130.0% of the conversion price for a certain period of time. On or after June 30, 2002, the Company has the option to redeem the Series C Preferred Stock in certain circumstances in cash or Class A Common Stock. The Series C Preferred Stock ranks senior to United's Class A Common Stock and PARI PASSU with the Company's existing preferred stock. The Company has registered under the Securities Act of 1933 (i) the resale by holders of the Series C Preferred Stock, (ii) the shares of Class A Common Stock issuable in lieu of cash payment of amounts due on a change of control, redemption and dividend payment date and (iii) the shares of Class A Common Stock issuable upon conversion of the Series C Preferred Stock.

SERIES D PREFERRED STOCK

In December 1999, the Company issued 287,500 shares of par value $0.01 per share Series D Preferred Stock, resulting in gross and net proceeds to the Company of $287.5 and $259.9 million, respectively. The purchasers of the Series D Preferred Stock deposited $20.1 million into an account from which the holders will be entitled to quarterly payments in an amount equal to $17.50 per preferred share per quarter commencing on December 31, 1999 through September 30, 2000 in cash or Class A Common Stock at United's option. On December 31, 1999, March 31, 2000, June 30, 2000 and September 30, 2000 the holders received their payment in cash. The Series D Preferred Stock had an initial liquidation value of

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$1,000 per share, and accrues dividends perpetually at a rate of 7.0% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2000, payable in cash or Class A Common Stock at the Company's option. On December 31, 2000 the holders received their quarterly payment in 344,641 shares of Class A Common Stock. Each share of Series D Preferred Stock is convertible any time at the option of the holder into the number of shares of the Company's Class A Common Stock equal to the liquidation value at the time of conversion divided by $63.79. The conversion price is subject to adjustment upon the occurrence of certain events. The Company has the right to require conversion on or after June 30, 2001 if the closing price of United's Common Stock has equaled or exceeded 150.0% of the conversion price for a certain period of time, or on or after December 31, 2002 if the closing price of United's Common Stock has equaled or exceeded 130.0% of the conversion price for a certain period of time. On or after December 31, 2002, the Company has the option to redeem the Series D Preferred Stock in certain circumstances in cash or Class A common stock. The Series D Preferred Stock ranks senior to United's common stock and PARI PASSU with the Company's existing preferred stock. The Company has registered under the Securities Act of 1933 (i) the resale by holders of the Series D Preferred Stock, (ii) the shares of common stock issuable in lieu of cash payment of amounts due on a change of control, redemption and dividend payment date and (iii) the shares of common stock issuable upon conversion of the Series D Preferred Stock.

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

CUMULATIVE TRANSLATION ADJUSTMENTS

During the year ended December 31, 2000, the Company recorded a negative change in cumulative translation adjustments of $47.6 million, primarily due to (i) the strengthening of the U.S. dollar compared to the Australian dollar of approximately 12.2% and (ii) the strengthening of the U.S. dollar compared to the Chilean peso of approximately 6.3%.

EQUITY TRANSACTIONS OF SUBSIDIARIES

The issuance of warrants, the issuance of convertible debt with an equity component, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                                            FOR THE YEAR ENDED DECEMBER 31, 2000
                                                    -----------------------------------------------------
                                                                     AUSTAR       UNITED
                                                        UPC          UNITED      CORPORATE      TOTAL
                                                    ------------   -----------   ---------   ------------
                                                                       (IN THOUSANDS)
Variable plan accounting for stock options........  $    (7,467)   $         -    $      -   $    (7,467)
Deferred compensation expense.....................         7,467             -           -          7,467
Amortization of deferred compensation.............      (39,758)         6,507           -       (33,251)
Issuance of warrants by UPC.......................        59,912             -           -         59,912
Issuance of shares by subsidiary of UPC...........        75,482             -           -         75,482
                                                    ------------   -----------    --------   ------------
    Total.........................................  $     95,636   $     6,507    $      -   $    102,143
                                                    ============   ===========    ========   ============

                                                            FOR THE YEAR ENDED DECEMBER 31, 1999
                                                    -----------------------------------------------------
                                                                     AUSTAR       UNITED
                                                        UPC          UNITED      CORPORATE      TOTAL
                                                    ------------   -----------   ---------   ------------
                                                                       (IN THOUSANDS)
Variable plan accounting for stock options........  $    338,261   $    40,883    $      -   $    379,144
Deferred compensation expense.....................     (180,757)      (40,883)           -      (221,640)
Amortization of deferred compensation.............        79,104        22,540         679        102,323
Issuance of warrants by UPC.......................        33,025             -           -         33,025
Issuance of convertible debt (DIC Loan)...........        14,875             -           -         14,875
                                                    ------------   -----------    --------   ------------
    Total.........................................  $    284,508   $    22,540    $    679   $    307,727
                                                    ============   ===========    ========   ============

OTHER CUMULATIVE COMPREHENSIVE LOSS

                                                                 AS OF DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Foreign currency translation adjustments....................  $ (265,567)   $ (217,942)
Unrealized gain on available-for-sale securities............     (24,964)         6,704
                                                              -----------   -----------
    Total...................................................  $ (290,531)   $ (211,238)
                                                              ===========   ===========

UNITED STOCK OPTION PLANS

In May 1993, the Company adopted a stock option plan for certain of its employees (the "Employee Plan"). The Employee Plan is construed, interpreted and administered by the compensation committee (the "Committee"), consisting of all members of the Board of Directors who are not employees of the Company. Members of the Company's Board of Directors who are not employees are not eligible to receive option grants under the Employee Plan. The Committee has the discretion to determine the employees and consultants to whom options are granted, the number of shares subject to the options, the exercise price of the options, the period over which the options become exercisable, the term of the options (including the period after termination of employment during which an option may be exercised) and certain other provisions relating to the option. The maximum number of shares subject to options that may be granted to any one participant under the Employee Plan during any calendar year is 500,000 shares. The

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

maximum term of options granted under the Employee Plan is ten years. Options granted may be either incentive stock options under the Internal Revenue Code of 1986, as amended, or non-qualified stock options. For grants prior to December 1, 2000, options vest in equal monthly increments over 48 months. For grants subsequent to December 1, 2000, options vest 12.5% six months from the date of grant and then in equal monthly increments over the next 42 months. Vesting would be accelerated upon a change of control in the Company as defined in the Employee Plan. Under the Employee Plan, options to purchase a total of 9,200,000 shares of Class A Common Stock have been authorized, of which 498,929 were available for grant as of December 31, 2000.

The Company adopted a stock option plan for non-employee directors effective June 1, 1993 (the "1993 Director Plan"). The 1993 Director Plan provides for the grant of an option to acquire 20,000 shares of the Company's Class A Common Stock to each member of the Board of Directors who was not also an employee of the Company (a "non-employee director") on June 1, 1993, and to each person who is newly elected to the Board of Directors as a non-employee director after June 1, 1993, on the date of their election. To allow for additional option grants to non-employee directors, the Company adopted a second stock option plan for non-employee directors effective March 20, 1998 (the "1998 Director Plan", and together with the 1993 Director Plan, the "Director Plans"). Options under the 1998 Director Plan are granted at the discretion of the Company's Board.

The maximum term of options granted under the Director Plans is ten years. Under the 1993 Director Plan, options vest 25% on the first anniversary of the date of grant and then evenly over the next 36-month period. Under the 1998 Director Plan, options vest in equal monthly increments over the four-year period following the date of grant. Vesting under both Director Plans would be accelerated upon a change in control of the Company as defined in the respective Director Plans. Under the Director Plans, options to purchase a total of 1,960,000 shares of Class A Common Stock have been authorized, of which 989,167 were available for grant as of December 31, 2000.

Pro forma information regarding net (loss) income and net (loss) income per share is required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"). This information is required to be determined as if the Company had accounted for its Employee Plan's and Director Plans' options granted on or after March 1, 1995 under the fair value method of SFAS 123. The fair value of options granted for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                                                FOR THE YEAR ENDED           FOR THE TEN
                                                                   DECEMBER 31,             MONTHS ENDED
                                                              -----------------------       DECEMBER 31,
                                                                2000           1999             1998
                                                              --------       --------       -------------
Risk-free interest rate.....................................    5.36%          6.24%            4.60%
Expected lives..............................................  6 years        5 years          7 years
Expected volatility.........................................   67.42%         70.44%           55.34%
Expected dividend yield.....................................       0%             0%               0%

Based on the above assumptions, the total fair value of options granted was $16.8, $47.7, and $3.7 million for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized using the straight-line method over the vesting period of the options. Had the Company's Employee Plan

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and Director Plans been accounted for under SFAS 123, net (loss) income and basic and diluted net (loss) income per share would have been reduced to the following pro forma amounts:

                                                                 FOR THE YEAR ENDED         FOR THE TEN
                                                                    DECEMBER 31,           MONTHS ENDED
                                                            ----------------------------   DECEMBER 31,
                                                                 2000           1999           1998
                                                            --------------   -----------   -------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net (loss) income:
  As reported.............................................  $  (1,220,890)   $   636,318   $   (545,532)
                                                            ==============   ===========   =============
  Pro forma...............................................  $  (1,233,516)   $   624,619   $   (548,226)
                                                            ==============   ===========   =============
Net (loss) income per common share:
  Basic...................................................  $      (13.24)   $      7.53   $      (7.43)
                                                            ==============   ===========   =============
  Diluted.................................................  $      (13.24)   $      6.67   $      (7.43)
                                                            ==============   ===========   =============
  Pro forma basic.........................................  $      (13.37)   $      7.39   $      (7.47)
                                                            ==============   ===========   =============
  Pro forma diluted.......................................  $      (13.37)   $      6.55   $      (7.47)
                                                            ==============   ===========   =============

A summary of stock option activity for the Employee Plan is as follows:

                                          FOR THE YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------        FOR THE TEN MONTHS
                                       2000                             1999                   ENDED DECEMBER 31, 1998
                           -----------------------------   ------------------------------   -----------------------------
                                            WEIGHTED-                        WEIGHTED-                       WEIGHTED-
                                             AVERAGE                          AVERAGE                         AVERAGE
                              NUMBER      EXERCISE PRICE      NUMBER       EXERCISE PRICE      NUMBER      EXERCISE PRICE
                           ------------   --------------   -------------   --------------   ------------   --------------
Outstanding at beginning
  of the period..........     4,402,287   $        14.84       5,309,526   $         5.53      5,894,952   $         5.92
Granted during the
  period.................     1,293,800   $        16.96       1,467,445   $        34.11        739,000   $         4.94
Cancelled during the
  period.................      (65,587)   $        20.51       (624,095)   $         6.75      (498,138)   $         9.34
Exercised during the
  period.................     (860,284)   $         6.00     (1,750,589)   $         5.67      (826,288)   $         5.44
                           ------------   --------------   -------------   --------------   ------------   --------------
Outstanding at end of the
  period.................     4,770,216   $        16.95       4,402,287   $        14.84      5,309,526   $         5.53
                           ============   ==============   =============   ==============   ============   ==============
Exercisable at end of the
  period.................     2,305,039   $        10.76       2,436,077   $         6.17      3,362,324   $         5.55
                           ============   ==============   =============   ==============   ============   ==============

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of stock option activity for the Director Plans is as follows:

                                          FOR THE YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------        FOR THE TEN MONTHS
                                       2000                             1999                   ENDED DECEMBER 31, 1998
                           -----------------------------   ------------------------------   -----------------------------
                                            WEIGHTED-                        WEIGHTED-                       WEIGHTED-
                                             AVERAGE                          AVERAGE                         AVERAGE
                              NUMBER      EXERCISE PRICE      NUMBER       EXERCISE PRICE      NUMBER      EXERCISE PRICE
                           ------------   --------------   -------------   --------------   ------------   --------------
Outstanding at beginning
  of the period..........       718,333   $        15.84         770,000   $         5.73        520,000   $         6.08
Granted during the
  period.................        80,000   $        38.66         150,000   $        54.66        330,000   $         4.94
Cancelled during the
  period.................      (40,000)   $        52.94       (114,167)   $         4.30              -   $            -
Exercised during the
  period.................     (128,333)   $         7.27        (87,500)   $         8.47       (80,000)   $         4.75
                           ------------   --------------   -------------   --------------   ------------   --------------
Outstanding at end of the
  period.................       630,000   $        18.13         718,333   $        15.84        770,000   $         5.73
                           ============   ==============   =============   ==============   ============   ==============
Exercisable at end of the
  period.................       386,874   $         8.75         436,874   $         5.67        463,956   $         6.29
                           ============   ==============   =============   ==============   ============   ==============

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                  FOR THE YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------------------
                                            2000                                  1999
                             -----------------------------------   -----------------------------------
                                             FAIR      EXERCISE                    FAIR      EXERCISE
      EXERCISE PRICE           NUMBER        VALUE       PRICE       NUMBER        VALUE       PRICE
---------------------------  -----------   ---------   ---------   -----------   ---------   ---------
Less than market price.....        4,250   $   38.22   $    5.74             -   $       -   $       -
Equal to market price......    1,342,546   $   12.23   $   18.30     1,486,279   $   27.54   $   38.41
Greater than market
  price....................       27,004   $    9.44   $   16.29       131,166   $   51.88   $    8.92
                             -----------   ---------   ---------   -----------   ---------   ---------
    Total..................    1,373,800   $   12.26   $   18.22     1,617,445   $   29.52   $   36.02
                             ===========   =========   =========   ===========   =========   =========


                                 FOR THE TEN MONTHS ENDED
                                     DECEMBER 31, 1998
                             ---------------------------------
                                             FAIR     EXERCISE
      EXERCISE PRICE           NUMBER       VALUE      PRICE
---------------------------  -----------   --------   --------
Less than market price.....      150,000   $   6.61   $   5.19
Equal to market price......      919,000   $   3.00   $   4.90
Greater than market
  price....................            -   $      -   $      -
                             -----------   --------   --------
    Total..................    1,069,000   $   3.50   $   4.94
                             ===========   ========   ========

The following table summarizes information about employee and director stock options outstanding and exercisable at December 31, 2000:

                                                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                             ------------------------------------------   -----------------------
                                                           WEIGHTED-AVERAGE   WEIGHTED-                 WEIGHTED-
                                                              REMAINING        AVERAGE                   AVERAGE
                                                           CONTRACTUAL LIFE   EXERCISE                  EXERCISE
           EXERCISE PRICE RANGE                NUMBER          (YEARS)          PRICE       NUMBER        PRICE
-------------------------------------------  -----------   ----------------   ---------   -----------   ---------
$ 2.25 - $  6.38...........................    2,337,126         5.63         $    5.03     1,881,792   $    5.08
$ 6.84 - $ 16.29...........................    1,726,079         8.45         $   12.91       412,654   $    7.57
$19.28 - $ 43.13...........................      634,176         8.53         $   26.50       225,341   $   25.22
$52.94 - $114.13...........................      702,835         8.92         $   58.96       172,126   $   57.14
                                             -----------   ----------------   ---------   -----------   ---------
  Total....................................    5,400,216         7.30         $   17.09     2,691,913   $   10.48
                                             ===========   ================   =========   ===========   =========

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUBSIDIARY STOCK OPTION PLANS

UPC PLAN

In June 1996, UPC adopted a stock option plan (the "UPC Plan") for certain of its employees and those of its subsidiaries. There are 18,000,000 total shares available for the granting of options under the UPC Plan, which are held by Stichting Administratiekantoor UPC (the "Foundation"), which administers the UPC Plan. Each option represents the right to acquire from the Foundation a certificate representing the economic value of one share. Following consummation of the initial public offering, any certificates issued to employees who have exercised their options are convertible into UPC common stock. United appoints the board members of the Foundation and thus controls the voting of the Foundation's common stock. The options are granted at fair market value determined by UPC's Supervisory Board at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. In order to introduce the element of "vesting" of the options, the UPC Plan provides that even though the options are exercisable immediately, the shares to be issued for options granted in 1996 vest in equal monthly increments over a three-year period from the effective date set forth in the option grant. In March 1998, the UPC Plan was revised to increase the vesting period for any new grants of options to four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), all unvested options previously exercised must be resold to the Foundation at the original purchase price, or all vested options must be exercised, within 30 days of the termination date. UPC's Supervisory Board may alter these vesting schedules in its discretion. An employee has the right at any time to put his certificates or shares from exercised vested options to the Foundation at a price equal to the fair market value. UPC can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which cannot be called by UPC until expiration of the underlying options. The UPC Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123. This information is required to be determined as if UPC had accounted for the UPC Plan under the fair value method of SFAS 123. The fair value of options granted for the years ended December 31, 2000 and 1999 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Risk-free interest rate.....................................      4.60%       5.76%
Expected lives..............................................    5 years     5 years
Expected volatility.........................................     74.14%      56.82%
Expected dividend yield.....................................         0%          0%

Based on the above assumptions, the total fair value of options granted was approximately $129.7 and $38.8 million for the years ended December 31, 2000 and 1999, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized using the straight-line method over the vesting period of the options. Had the UPC Plan been accounted for under SFAS 123, net (loss) income

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and basic and diluted net (loss) income per share would have been reduced to the following pro forma amounts:

                                                                   FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                   2000           1999
                                                              --------------   -----------
                                                                     (IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
Net (loss) income:
  As reported...............................................  $  (1,220,890)   $   636,318
                                                              ==============   ===========
  Pro forma.................................................  $  (1,258,190)   $   630,126
                                                              ==============   ===========
Net (loss) income per common share:
  Basic.....................................................  $      (13.24)   $      7.53
                                                              ==============   ===========
  Diluted...................................................  $      (13.24)   $      6.67
                                                              ==============   ===========
  Pro forma basic...........................................  $      (13.63)   $      7.46
                                                              ==============   ===========
  Pro forma diluted.........................................  $      (13.63)   $      6.61
                                                              ==============   ===========

A summary of stock option activity for the UPC Plan is as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------------------------
                                      2000                            1999                            1998
                          -----------------------------   -----------------------------   -----------------------------
                                           WEIGHTED-                       WEIGHTED-                       WEIGHTED-
                                            AVERAGE                         AVERAGE                         AVERAGE
                             NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE      NUMBER      EXERCISE PRICE
                          ------------   --------------   ------------   --------------   ------------   --------------
                                            (EUROS)                         (EUROS)                         (EUROS)
Outstanding at beginning
  of the period.........    10,955,679   E        6.94      12,586,500   E        1.72       6,724,656   E        1.59
Granted during the
  period................     2,629,762   E       27.97       4,338,000   E       14.91       7,029,000   E        1.83
Cancelled during the
  period................     (127,486)   E       21.39       (266,565)   E        3.44        (42,156)   E        1.59
Exercised during the
  period................   (2,225,625)   E        2.19     (5,702,256)   E        1.65     (1,125,000)   E        1.59
                          ------------   -------------    ------------   -------------    ------------   -------------
Outstanding at end of
  the period............    11,232,330   E       12.62      10,955,679   E        6.94      12,586,500   E        1.72
                          ============   =============    ============   =============    ============   =============
Exercisable at end of
  the period (1)........     5,803,659   E        7.62       4,769,595   E        3.10      12,586,500   E        1.72
                          ============   =============    ============   =============    ============   =============

----------

(1) Includes certificate rights as well as options.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                             ------------------------------------------------------------------------
                                            2000                                  1999
                             -----------------------------------   ----------------------------------
                                             FAIR      EXERCISE                    FAIR     EXERCISE
      EXERCISE PRICE           NUMBER        VALUE       PRICE       NUMBER       VALUE       PRICE
---------------------------  -----------   ---------   ---------   -----------   --------   ---------
                                                  (EUROS)                              (EUROS)
Less than market price.....    2,124,486   E   60.37   E   24.23       375,000   E   8.94   E   16.12
Equal to market price......      359,910   E   24.25   E   38.02     3,963,000   E   8.95   E   14.79
Greater than market
  price....................      145,366   E   25.89   E   57.75             -   E      -   E       -
                             -----------   ---------   ---------   -----------   --------   ---------
  Total....................    2,629,762   E   53.52   E   27.97     4,338,000   E   8.94   E   14.91
                             ===========   =========   =========   ===========   ========   =========

                              FOR THE YEAR ENDED DECEMBER 31,
                             ---------------------------------
                                           1998
                             ---------------------------------
                                             FAIR     EXERCISE
      EXERCISE PRICE           NUMBER       VALUE      PRICE
---------------------------  -----------   --------   --------
                                                 (EUROS)
Less than market price.....            -   E      -   E      -
Equal to market price......    7,029,000   E   1.83   E   1.83
Greater than market
  price....................            -   E      -   E      -
                             -----------   --------   --------
  Total....................    7,029,000   E   1.83   E   1.83
                             ===========   ========   ========

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000:

                                                          OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                              -------------------------------------------   -----------------------
                                                             WEIGHTED-AVERAGE   WEIGHTED-                 WEIGHTED-
                                                                REMAINING        AVERAGE                   AVERAGE
                                                             CONTRACTUAL LIFE   EXERCISE                  EXERCISE
        EXERCISE PRICE RANGE (EUROS)             NUMBER          (YEARS)          PRICE       NUMBER        PRICE
--------------------------------------------  ------------   ----------------   ---------   -----------   ---------
                                                                                 (EUROS)                   (EUROS)
E 1.59 - E 2.05.............................     4,524,702         2.62         E    1.83     3,674,474   E    1.82
E 9.67 - E18.17.............................     2,996,379         3.33         E   12.98     1,180,152   E   12.56
E18.65 - E20.08.............................     2,631,826         3.98         E   19.41       753,900   E   19.44
E20.10 - E75.00.............................     1,079,423         4.24         E   40.30       195,133   E   41.32
                                              ------------   ----------------   ---------   -----------   ---------
  Total.....................................    11,232,330         3.28         E   12.62     5,803,659   E    7.62
                                              ============   ================   =========   ===========   =========

The UPC Plan was accounted for as a variable plan prior to UPC's initial public offering in February 1999. Accordingly, compensation expense was recognized at each financial statement date based on the difference between the grant price and the estimated fair value of UPC's common stock. Thereafter, the UPC Plan has been accounted for as a fixed plan. Compensation expense of $31.0, $6.2 and $134.7 million was recognized for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998, respectively.

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

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of stock option activity for the UPC Phantom Plan is as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------
                                       2000                            1999                            1998
                           ----------------------------   ------------------------------   ----------------------------
                                           WEIGHTED-                        WEIGHTED-                      WEIGHTED-
                                            AVERAGE                          AVERAGE                        AVERAGE
                             NUMBER      EXERCISE PRICE      NUMBER       EXERCISE PRICE     NUMBER      EXERCISE PRICE
                           -----------   --------------   -------------   --------------   -----------   --------------
                                            (EUROS)                          (EUROS)                        (EUROS)
Outstanding at beginning
  of the period..........    4,144,563   E        2.98        6,172,500   E        1.91              -   E           -
Granted during the
  period.................      391,641   E       17.49          585,000   E        9.67      6,172,500   E        1.91
Cancelled during the
  period.................    (673,614)   E        2.99      (1,540,128)   E        2.00              -   E           -
Exercised during the
  period.................    (128,222)   E        3.02      (1,072,809)   E        1.89              -   E           -
                           -----------   -------------    -------------   -------------    -----------   -------------
Outstanding at end of the
  period.................    3,734,368   E        4.74        4,144,563   E        2.98      6,172,500   E        1.91
                           ===========   =============    =============   =============    ===========   =============
Exercisable at end of the
  period.................    2,526,369   E        3.39        1,554,813   E        2.47      1,411,407   E        1.84
                           ===========   =============    =============   =============    ===========   =============

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                       -------------------------------------------------------------------------------------------------------
                                     2000                               1999                               1998
                       ---------------------------------   -------------------------------   ---------------------------------
                                     FAIR      EXERCISE                  FAIR     EXERCISE                   FAIR     EXERCISE
   EXERCISE PRICE       NUMBER       VALUE       PRICE      NUMBER      VALUE      PRICE       NUMBER       VALUE      PRICE
---------------------  ---------   ---------   ---------   ---------   --------   --------   -----------   --------   --------
                                          (EUROS)                            (EUROS)                             (EUROS)
Less than market
  price..............    391,641   E   39.40   E   17.49           -   E      -   E      -             -   E      -   E      -
Equal to market
  price..............          -   E       -   E       -     585,000   E   9.67   E   9.67     6,172,500   E   1.91   E   1.91
                       ---------   ---------   ---------   ---------   --------   --------   -----------   --------   --------
  Total..............    391,641   E   39.40   E   17.49     585,000   E   9.67   E   9.67     6,172,500   E   1.91   E   1.91
                       =========   =========   =========   =========   ========   ========   ===========   ========   ========

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000:

                                                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                             ------------------------------------------   -----------------------
                                                           WEIGHTED-AVERAGE   WEIGHTED-                 WEIGHTED-
                                                              REMAINING        AVERAGE                   AVERAGE
                                                           CONTRACTUAL LIFE   EXERCISE                  EXERCISE
       EXERCISE PRICE RANGE (EUROS)            NUMBER          (YEARS)          PRICE       NUMBER        PRICE
-------------------------------------------  -----------   ----------------   ---------   -----------   ---------
                                                                               (EUROS)                   (EUROS)
E 1.82.....................................    1,925,713         7.21         E    1.82     1,702,495   E    1.82
E 2.05.....................................      922,032         7.71         E    2.05       472,970   E    2.05
E 9.67.....................................      472,500         8.11         E    9.67       225,938   E    9.67
E11.40 - E28.67............................      414,123         9.23         E   18.72       124,966   E   18.47
                                             -----------   ----------------   ---------   -----------   ---------
  Total....................................    3,734,368         7.67         E    4.74     2,526,369   E    3.39
                                             ===========   ================   =========   ===========   =========

                             UNITEDGLOBALCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The UPC Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation (credit) expense of $(75.9), $123.2 and $26.4 million was recognized for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998, respectively.

CHELLO PHANTOM STOCK OPTION PLAN

In June 1998, UPC adopted a phantom stock option plan (the "CHELLO Phantom Plan"), which permits the grant of phantom stock rights of CHELLO, a wholly owned subsidiary of UPC. The rights are granted at an option price equal to the fair market value at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and the option must be exercised, in all cases, not more than ten years from the effective date of grant. The CHELLO Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share (as defined in the CHELLO Phantom Plan) of CHELLO and the option price for the portion of the rights vested. UPC, at its sole discretion, may make the required payment in (i) cash, (ii) freely tradable shares of United Class A Common Stock,
(iii) the common stock of UPC, which shall be valued at the closing price on the day before the date the Company makes payment to the option holder, or
(iv) CHELLO'S common shares, if they are publicly traded and freely tradable ordinary shares. If UPC chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradable shares of CHELLO'S stock instead. It is the intention of UPC to settle all phantom options through the issuance of ordinary shares.

A summary of stock option activity for the CHELLO Phantom Plan is as follows:

                                                         FOR THE YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------------------------------
                                         2000                           1999                          1998
                             ----------------------------   ----------------------------   --------------------------
                                             WEIGHTED-                      WEIGHTED-                    WEIGHTED-
                                              AVERAGE                        AVERAGE                      AVERAGE
                               NUMBER      EXERCISE PRICE     NUMBER      EXERCISE PRICE    NUMBER     EXERCISE PRICE
                             -----------   --------------   -----------   --------------   ---------   --------------
                                              (EUROS)                        (EUROS)                      (EUROS)
Outstanding at beginning of
  the period...............    2,330,129      E     4.54        570,000      E     4.54            -       E       -
Granted during the
  period...................            -       E       -        235,000      E     4.54      570,000      E     4.54
Granted during the
  period...................      117,438      E     9.08      1,309,838      E     9.08            -       E       -
Granted during the
  period...................      804,525       E       -(1)     355,500      E        -(1)         -       E       -
Cancelled during the
  period...................    (154,297)      E     6.27      (128,542)      E     4.71            -       E       -
Exercised during the
  period...................    (743,632)      E     6.68       (11,667)      E     4.54            -       E       -
                             -----------   -------------    -----------   -------------    ---------   -------------
Outstanding at end of the
  period...................    2,354,163      E     8.16(2)   2,330,129      E     7.54(2)   570,000      E     4.54
                             ===========   =============    ===========   =============    =========   =============
Exercisable at end of the
  period...................      412,768      E     7.55(2)     414,913      E     6.13(2)    70,625      E     4.54
                             ===========   =============    ===========   =============    =========   =============

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000:

                                                     OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                         --------------------------------------------   -----------------------
                                                       WEIGHTED-AVERAGE    WEIGHTED-                 WEIGHTED-
                                                          REMAINING         AVERAGE                   AVERAGE
                                                       CONTRACTUAL LIFE    EXERCISE                  EXERCISE
     EXERCISE PRICE RANGE (EUROS)          NUMBER          (YEARS)           PRICE       NUMBER        PRICE
---------------------------------------  -----------   ----------------   -----------   ---------   -----------
                                                                            (EUROS)                   (EUROS)
E 4.54.................................      246,722         6.97            E   4.54      69,482      E   4.54
E 9.08.................................      973,116         8.56            E   9.08     137,363      E   9.08
(1)....................................    1,134,325         9.03             E     -     205,923       E     -
                                         -----------   ----------------   -----------   ---------   -----------
  Total................................    2,354,163         8.62            E   8.16     412,768      E   7.55
                                         ===========   ================   ===========   =========   ===========

----------

(1) Of the total number of options granted to date, the option price with respect to these options is the CHELLO BROADBAND initial public offering price.

(2) Excluding the shares discussed in (1) above.

The CHELLO Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation (credit) expense of $(23.7), $72.8 and $1.1 million was recognized for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's estimate of the fair value of its ordinary stock as of December 31, 2000 utilized in recording compensation (credit) expense and deferred compensation expense under the CHELLO Phantom Plan was $19.50 per share.

CHELLO STOCK OPTION PLAN

In June 1999, the Company adopted a stock option plan (the "CHELLO Plan"). Under the chello Plan, the Company's Supervisory Board may grant stock options to the Company's employees at fair market value determined by the Company's Supervisory Board at the time of grant. All options are exercisable upon grant and for a period of five years. In order to introduce the element of "vesting" of the options, the CHELLO Plan provides that even though the options are exercisable immediately, the shares to be issued or options to be granted are deemed to vest 1/48th per month for a four-year period from the date of grant. If the employee's employment terminates, other than in case of death, disability or the like, for a so-called "urgent reason" under Dutch law or for documented and material non-performance, all unvested options previously exercised must be resold to the Company at the original purchase price, and all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules at its discretion. The CHELLO Plan provides that in the case of a change of control, the Company has the right to require a foundation to acquire all of the options outstanding at a per-share value determined in the transaction giving rise to the change in its control.

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123. This information is required to be determined as if UPC had accounted for the CHELLO Plan under the fair value method of SFAS
123. The fair value of options granted for the years ended December 31, 2000

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and 1999 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                                                   FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                   2000           1999
                                                              --------------   -----------
Risk-free interest rate.....................................      3.41%           3.41%
Expected lives..............................................     5 years         5 years
Expected volatility.........................................      95.0%           95.0%
Expected dividend yield.....................................        0%             0%

Based on the above assumptions, the total fair value of options granted under the CHELLO Plan was nil and $3.9 million for the years ended December 31, 2000 and 1999, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized using the straight-line method over the vesting period of the options. Had the CHELLO Plan been accounted for under SFAS 123, net (loss) income and basic and diluted net (loss) income per share would have been reduced to the following pro forma amounts:

                                                                   FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                   2000           1999
                                                              --------------   -----------
                                                                     (IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
Net (loss) income:
  As reported...............................................  $  (1,220,890)   $   636,318
                                                              ==============   ===========
  Pro forma.................................................  $  (1,221,572)   $   635,556
                                                              ==============   ===========
Net (loss) income per common share:
  Basic.....................................................  $      (13.24)   $      7.53
                                                              ==============   ===========
  Diluted...................................................  $      (13.24)   $      6.67
                                                              ==============   ===========
  Pro forma basic...........................................  $      (13.25)   $      7.52
                                                              ==============   ===========
  Pro forma diluted.........................................  $      (13.25)   $      6.67
                                                              ==============   ===========

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of stock option activity for the CHELLO Stock Option Plan is as follows:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------
                                                             2000                          1999
                                                  ---------------------------   ---------------------------
                                                                 WEIGHTED-                     WEIGHTED-
                                                                  AVERAGE                       AVERAGE
                                                    NUMBER     EXERCISE PRICE     NUMBER     EXERCISE PRICE
                                                  ----------   --------------   ----------   --------------
                                                                  (EUROS)                       (EUROS)
Outstanding at beginning of the period..........     300,000      E     9.08             -        E       -
Granted during the period.......................           -       E       -       550,000       E     9.08
Cancelled during the period.....................           -       E       -             -        E       -
Exercised during the period.....................           -(1)     E       -    (250,000)       E     9.08
                                                  ----------   --------------   ----------   --------------
Outstanding at end of the period................     300,000      E     9.08       300,000       E     9.08
                                                  ==========   ==============   ==========   ==============
Exercisable at end of the period................     240,625(1)    E     9.08      103,125       E     9.08
                                                  ==========   ==============   ==========   ==============

----------

(1) Of the number of vested options, 109,375 options are already exercised.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000:

                                                     OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                         --------------------------------------------   -----------------------
                                                       WEIGHTED-AVERAGE    WEIGHTED-                 WEIGHTED-
                                                          REMAINING         AVERAGE                   AVERAGE
                                                       CONTRACTUAL LIFE    EXERCISE                  EXERCISE
     EXERCISE PRICE RANGE (EUROS)          NUMBER          (YEARS)           PRICE       NUMBER        PRICE
---------------------------------------  -----------   ----------------   -----------   ---------   -----------
                                                                            (EUROS)                   (EUROS)
E9.08..................................      300,000         3.25            E   9.08     240,625      E   9.08
                                         ===========   ================   ===========   =========   ===========

PRIORITY TELECOM STOCK OPTION PLAN

In 2000, PRIORITY TELECOM adopted a stock option plan (the "PRIORITY TELECOM Plan") for its employees and those of its subsidiaries. There are approximately
20.0 million shares available for the granting of options under the PRIORITY TELECOM Plan, which are held by the PRIORITY TELECOM Foundation, which administers the PRIORITY TELECOM Plan. Each option represents the right to acquire from the PRIORITY TELECOM Foundation a certificate representing the economic value of one share. Following consummation of the initial public offering, any certificates issued to employees who have exercised their options are convertible into PRIORITY TELECOM common stock. PRIORITY TELECOM appoints the board members of the PRIORITY TELECOM Foundation and thus controls the voting of the PRIORITY TELECOM Foundation's common stock. The options are granted at fair market value at the time of grant. The maximum term that the options can be exercised is five years from the date of grant. The vesting period for any new grants of options is four years, vesting in equal monthly increments. The PRIORITY TELECOM Plan provides that, in the case of a change of control, the acquiring company has the right to require PRIORITY TELECOM to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In connection with the acquisition of Cignal by PRIORITY TELECOM, options were granted to the former Cignal employees. No other grants were made under the PRIORITY TELECOM Plan during 2000. The fair value of the exercisable portion of the options granted to the former Cignal employees has been included in the aggregate purchase price for Cignal.

A summary of stock option activity for the PRIORITY TELECOM Plan is as follows:

                                                                  FOR THE YEAR ENDED
                                                                   DECEMBER 31, 2000
                                                              ---------------------------
                                                                               WEIGHTED-
                                                                                AVERAGE
                                                                                EXERCISE
                                                                NUMBER           PRICE
                                                              ----------       ----------
                                                                                (EUROS)
Outstanding at beginning of the period......................           -           E    -
Granted during the period...................................   6,189,510          E  3.65
Cancelled during the period.................................           -           E    -
Exercised during the period.................................           -           E    -
                                                              ----------       ----------
Outstanding at end of the period............................   6,189,510          E  3.65
                                                              ==========       ==========
Exercisable at end of the period............................   3,388,694          E  2.23
                                                              ==========       ==========

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

A summary of phantom stock option activity for the UAP Plan is as follows:

                                                     FOR THE YEAR ENDED           FOR THE TEN MONTHS ENDED
                                                      DECEMBER 31, 1999              DECEMBER 31, 1998
                                                -----------------------------   ----------------------------
                                                                 WEIGHTED-                      WEIGHTED-
                                                                  AVERAGE                        AVERAGE
                                                   NUMBER      EXERCISE PRICE     NUMBER      EXERCISE PRICE
                                                ------------   --------------   -----------   --------------
Outstanding at beginning of the period........     1,779,500   $       10.00              -   $            -
Granted during the period.....................        65,000   $       10.00      1,779,500   $        10.00
Cancelled during the period...................   (1,844,500)   $       10.00              -   $            -
Exercised during the period...................             -   $           -              -   $            -
                                                ------------   --------------   -----------   --------------
Outstanding at end of the period..............             -   $           -      1,779,500   $        10.00
                                                ============   ==============   ===========   ==============
Exercisable at end of the period..............             -   $           -        584,063   $        10.00
                                                ============   ==============   ===========   ==============

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                   FOR THE YEAR ENDED               FOR THE TEN MONTHS ENDED
                                                   DECEMBER 31, 1999                    DECEMBER 31, 1998
                                            --------------------------------   -----------------------------------
                                                         FAIR      EXERCISE                    FAIR      EXERCISE
              EXERCISE PRICE                 NUMBER      VALUE       PRICE       NUMBER        VALUE       PRICE
------------------------------------------  --------   ---------   ---------   -----------   ---------   ---------
Equal to market price.....................    65,000   $   10.00   $   10.00     1,779,500   $   10.00   $   10.00
                                            ========   =========   =========   ===========   =========   =========

AUSTAR UNITED PLAN

On June 17, 1999, Austar United established a stock option plan (the "Austar United Plan"). Effective on Austar United's initial public offering date of July 27, 1999, certain employees of United and Austar United were granted options under the Austar United Plan in direct proportion to their previous holding of UAP options under the UAP Plan along with retroactive vesting through the initial public offering date to reflect vesting under the UAP Plan. The maximum term of options granted under the Austar United Plan is ten years. The options vest in equal monthly increments over a four-year period following the date of grant. Under the Austar United Plan, options to purchase a total of 28,760,709 shares have been authorized, of which 1,115,580 were available for grant.

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS 123. This information is required to be determined as if Austar United had accounted for its Austar United Plan under the fair value method of SFAS 123. The fair value of options granted for the years ended December 31, 2000 and 1999 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Risk-free interest rate.....................................     5.27%        5.81%
Expected lives..............................................   7 years      7 years
Expected volatility.........................................    55.48%       40.44%
Expected dividend yield.....................................        0%           0%

Based on the above assumptions, the total fair value of options granted was approximately $3.1 and $57.7 million for the years ended December 31, 2000 and 1999, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized using the straight-line method over the vesting period of the options. Had the Austar United Plan been accounted for under SFAS 123, net (loss)

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

income and basic and diluted net (loss) income per share would have been reduced to/increased to the following pro forma amounts:

                                                                   FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                   2000           1999
                                                              --------------   -----------
                                                                     (IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
Net (loss) income:
  As reported...............................................  $  (1,220,890)   $   636,318
                                                              ==============   ===========
  Pro forma.................................................  $  (1,232,411)   $   644,257
                                                              ==============   ===========
Net (loss) income per common share:
  Basic.....................................................  $      (13.24)   $      7.53
                                                              ==============   ===========
  Diluted...................................................  $      (13.24)   $      6.67
                                                              ==============   ===========
  Pro forma basic...........................................  $      (12.82)   $      7.63
                                                              ==============   ===========
  Pro forma diluted.........................................  $      (12.82)   $      6.76
                                                              ==============   ===========

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of stock option activity for the Austar United Plan is as follows:

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                                2000                                1999
                                                  ---------------------------------   ---------------------------------
                                                                       WEIGHTED-                           WEIGHTED-
                                                                        AVERAGE                             AVERAGE
                                                                       EXERCISE                            EXERCISE
                                                       NUMBER            PRICE             NUMBER            PRICE
                                                  ----------------  ---------------   ----------------  ---------------
                                                                      (AUSTRALIAN                         (AUSTRALIAN
                                                                       DOLLARS)                            DOLLARS)
Outstanding at beginning of the period..........        24,845,031  A$         2.27                  -  A$            -
Granted during the period.......................         2,967,500  A$         2.33         25,631,736  A$         2.26
Cancelled during the period.....................         (851,652)  A$         4.39          (102,455)  A$         3.75
Exercised during the period.....................         (310,330)  A$         3.09          (684,250)  A$         1.83
                                                  ----------------  ---------------   ----------------  ---------------
Outstanding at end of the period................        26,650,549  A$         2.20         24,845,031  A$         2.27
                                                  ================  ===============   ================  ===============
Exercisable at end of the period................        17,279,095  A$         2.01         11,564,416  A$         1.90
                                                  ================  ===============   ================  ===============

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------
                                                       2000                                 1999
                                ---------------------------------------------------   ----------------
                                                       FAIR            EXERCISE
        EXERCISE PRICE              NUMBER             VALUE             PRICE             NUMBER
------------------------------  ---------------   ---------------   ---------------   ----------------
                                                        (AUSTRALIAN DOLLARS)
Less than market price........        2,627,500   A$         1.60   A$         1.75         22,334,236
Equal to market price.........           10,000   A$         3.86   A$         6.25          3,222,500
Greater than market price.....          330,000   A$         3.75   A$         6.80             75,000
                                ---------------   ---------------   ---------------   ----------------
  Total.......................        2,967,500   A$         1.85   A$         2.33         25,631,736
                                ===============   ===============   ===============   ================

                                 FOR THE YEAR ENDED DECEMBER 31,
                                ---------------------------------
                                              1999
                                ---------------------------------
                                     FAIR            EXERCISE
        EXERCISE PRICE               VALUE             PRICE
------------------------------  ---------------   ---------------
                                      (AUSTRALIAN DOLLARS)
Less than market price........  A$         3.58   A$         1.91
Equal to market price.........  A$         2.47   A$         4.70
Greater than market price.....  A$         2.43   A$         4.70
                                ---------------   ---------------
  Total.......................  A$         3.43   A$         2.26
                                ===============   ===============

The following table summarizes information about the Austar United Plan options outstanding and exercisable at December 31, 2000:

                                                            OPTIONS OUTSTANDING
                                           -----------------------------------------------------
                                                                 WEIGHTED-
                                                                  AVERAGE           WEIGHTED-
                                                                 REMAINING           AVERAGE
                                                              CONTRACTUAL LIFE      EXERCISE
EXERCISE PRICE RANGE (AUSTRALIAN DOLLARS)       NUMBER            (YEARS)             PRICE
-----------------------------------------  ----------------   ----------------   ---------------
                                                                                   (AUSTRALIAN
                                                                                    DOLLARS)
A$1.75 - A$1.80..................                23,166,646        8.71          A$         1.79
A$4.70...........................                 3,163,174        8.59          A$         4.70
A$6.25 - A$6.43..................                   250,729        9.30          A$         6.42
A$7.55 - A$8.28..................                    70,000        9.30          A$         8.18
                                           ----------------   ----------------   ---------------
  Total..........................                26,650,549        8.70          A$         2.20
                                           ================   ================   ===============

                                                  OPTIONS EXERCISABLE
                                           ----------------------------------

                                                                 WEIGHTED-
                                                                  AVERAGE
                                                                 EXERCISE
EXERCISE PRICE RANGE (AUSTRALIAN DOLLARS)       NUMBER             PRICE
-----------------------------------------  ----------------   ---------------
                                                                (AUSTRALIAN
                                                                 DOLLARS)
A$1.75 - A$1.80..................                16,090,607   A$         1.80
A$4.70...........................                 1,114,790   A$         4.70
A$6.25 - A$6.43..................                    61,875   A$         6.42
A$7.55 - A$8.28..................                    11,823   A$         8.27
                                           ----------------   ---------------
  Total..........................                17,279,095   A$         2.01
                                           ================   ===============

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Austar United Plan was accounted for as a variable plan prior to Austar United's initial public offering, and as a fixed plan effective July 27, 1999. For the years ended December 31, 2000 and 1999, $9.4 and $4.9 million, respectively of compensation expense was recognized by Austar United in the statement of operations and comprehensive (loss) income.

ULA PLAN

In April 1998, ULA's Board of Directors approved a stock option plan (the "ULA Plan") which permits the grant of phantom stock options or the grant of stock options to purchase up to 2,500,000 shares of ULA's Class A Common Stock. The options vest in equal monthly increments over a four-year period following the date of grant. Concurrent with approval of the ULA Plan, ULA's Board granted phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of ULA stock and the option base price per share. The ULA Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. For the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998, ULA recognized $8.0, $(1.0) and $2.7 million in compensation (credit) expense related to these phantom options, respectively. Actual cash paid upon exercise of these phantom options was $1.8, $0.6 and $1.1 million for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998, respectively.

A summary of phantom stock option activity for the ULA Plan is as follows:

                                       FOR THE YEAR ENDED DECEMBER 31,
                       ----------------------------------------------------------------     FOR THE TEN MONTHS ENDED
                                    2000                             1999                       DECEMBER 31, 1998
                       -------------------------------  -------------------------------  -------------------------------
                                          WEIGHTED-                        WEIGHTED-                        WEIGHTED-
                                           AVERAGE                          AVERAGE                          AVERAGE
                                           EXERCISE                         EXERCISE                         EXERCISE
                           NUMBER           PRICE           NUMBER           PRICE           NUMBER           PRICE
                       ---------------  --------------  ---------------  --------------  ---------------  --------------
Outstanding at
  beginning of the
  period.............        1,062,687  $         7.17        1,188,417  $         5.77                -  $            -
Granted during the
  period.............          630,000  $        18.41          340,000  $         8.86        1,785,500  $         5.63
Cancelled during the
  period.............          (5,834)  $         8.98        (328,647)  $         4.84        (317,296)  $         5.47
Exercised during the
  period.............        (184,576)  $         8.77        (137,083)  $         4.81        (279,787)  $         5.19
                       ---------------  --------------  ---------------  --------------  ---------------  --------------
Outstanding at end of
  the period.........        1,502,277  $        11.68        1,062,687  $         7.17        1,188,417  $         5.77
                       ===============  ==============  ===============  ==============  ===============  ==============
Exercisable at end of
  the period.........          472,109  $         5.54          381,561  $         5.87          268,730  $         4.86
                       ===============  ==============  ===============  ==============  ===============  ==============

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------------
                                          2000                                         1999
                       -------------------------------------------   -----------------------------------------
                                           FAIR         EXERCISE                        FAIR        EXERCISE
   EXERCISE PRICE         NUMBER          VALUE          PRICE          NUMBER         NUMBER         PRICE
---------------------  -------------   ------------   ------------   -------------   -----------   -----------
Equal to market
  price..............        630,000   $      18.41   $      18.41         340,000   $     8.86    $     8.86
Greater than market
  price..............              -              -              -               -            -             -
                       -------------   ------------   ------------   -------------   -----------   -----------
    Total............        630,000   $      18.41   $      18.41         340,000   $     8.86    $     8.86
                       =============   ============   ============   =============   ===========   ===========


                                FOR THE TEN MONTHS ENDED
                                    DECEMBER 31, 1998
                       -------------------------------------------
                                            FAIR        EXERCISE
   EXERCISE PRICE          NUMBER           VALUE         PRICE
---------------------  ---------------   -----------   -----------
Equal to market
  price..............          945,500   $      5.81   $      5.81
Greater than market
  price..............          840,000   $      4.26   $      5.43
                       ---------------   -----------   -----------
    Total............        1,785,500   $      5.08   $      5.63
                       ===============   ===========   ===========

The following table summarizes information about the ULA Plan phantom options outstanding and exercisable at December 31, 2000:

                                                            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                               ----------------------------------------------   -------------------------
                                                                 WEIGHTED-AVERAGE   WEIGHTED-                   WEIGHTED-
                                                                    REMAINING        AVERAGE                     AVERAGE
                                                                 CONTRACTUAL LIFE   EXERCISE                    EXERCISE
            EXERCISE PRICE RANGE                   NUMBER            (YEARS)          PRICE        NUMBER         PRICE
---------------------------------------------  ---------------   ----------------   ---------   -------------   ---------
 $ 4.26......................................          304,672         6.43         $    4.26         266,172   $    4.26
 $ 4.96......................................          100,000         6.43         $    4.96          87,500   $    4.96
 $ 8.81......................................           85,105         8.42         $    8.81          30,104   $    8.81
 $ 8.86......................................          295,000         9.01         $    8.86          82,083   $    8.86
 $ 8.98......................................          137,500         7.72         $    8.98           6,250   $    8.98
 $19.23......................................          580,000         9.93         $   19.23               -           -
                                               ---------------   ----------------   ---------   -------------   ---------
    Total....................................        1,502,277         8.52         $   11.68         472,109   $    5.54
                                               ===============   ================   =========   =============   =========

                             UNITEDGLOBALCOM, INC.

VTR PLAN

VTR's Board of Directors approved a stock option plan (the "VTR Plan") effective May 1, 1999 which permits the grant of phantom stock options or the grant of stock options to purchase up to 1,505,000 shares of VTR's Common Stock. The options vest in equal monthly increments over a four-year period following the date of grant. Concurrent with approval of the VTR Plan, VTR's Board granted phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of VTR stock and the option base price per share. The VTR Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. For the year ended December 31, 2000, VTR recognized $8.0 million in compensation expense related to these phantom options. Actual cash paid upon exercise of these phantom options was $0.2 million for the year ended December 31, 2000.

A summary of phantom stock option activity for the VTR Plan is as follows:

                                                                  FOR THE YEAR ENDED
                                                                   DECEMBER 31, 2000
                                                              ---------------------------
                                                                             WEIGHTED-
                                                                              AVERAGE
                                                                NUMBER     EXERCISE PRICE
                                                              -----------  --------------
Outstanding at beginning of the period......................            -     $        -
Granted during the period...................................    1,295,000     $    16.49
Cancelled during the period.................................     (73,022)     $    15.00
Exercised during the period.................................     (71,978)     $    15.00
                                                              -----------  -------------
Outstanding at end of the period............................    1,150,000     $    16.67
                                                              ===========  =============
Exercisable at end of the period............................      237,793     $    15.76
                                                              ===========  =============

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                                                     FOR THE YEAR ENDED
                                                                                      DECEMBER 31, 2000
                                                              -----------------------------------------------------------------
                                                                                           FAIR                 EXERCISE
                       EXERCISE PRICE                               NUMBER                 VALUE                  PRICE
------------------------------------------------------------  -------------------  ---------------------  ---------------------
Equal to market price.......................................            1,295,000                $ 16.49                $ 16.49
                                                              ===================  =====================  =====================

The following table summarizes information about the VTR Plan phantom options outstanding and exercisable at December 31, 2000:

                                                             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                              -------------------------------------------------   ----------------------------
                                                                   WEIGHTED-AVERAGE   WEIGHTED-                      WEIGHTED-
                                                                      REMAINING        AVERAGE                        AVERAGE
                                                                   CONTRACTUAL LIFE   EXERCISE                       EXERCISE
            EXERCISE PRICE RANGE                    NUMBER             (YEARS)          PRICE          NUMBER          PRICE
--------------------------------------------  -------------------  ----------------   ---------   -----------------  ---------
  $15.00....................................            1,025,000        8.89           $ 15.00             226,127    $ 15.00
  $30.40....................................              125,000        9.54           $ 30.40              11,666    $ 30.40
                                              -------------------  ----------------   ---------   -----------------  ---------
    Total...................................            1,150,000        8.97           $ 16.67             237,793    $ 15.76
                                              ===================  ================   =========   =================  =========

                             UNITEDGLOBALCOM, INC.

13. BASIC AND DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

                                                                     FOR THE YEAR ENDED           FOR THE TEN
                                                                        DECEMBER 31,              MONTHS ENDED
                                                              ---------------------------------   DECEMBER 31,
                                                                   2000                1999           1998
                                                              --------------       ------------  --------------
Basic:
  Net (loss) income.........................................   $ (1,220,890)          $ 636,318   $   (545,532)
  Accrual of dividends on Series A Convertible Preferred
    Stock...................................................               -              (220)           (968)
  Accrual of dividends on Series B Convertible Preferred
    Stock...................................................         (1,717)            (1,899)           (655)
  Accrual of dividends on Series C Convertible Preferred
    Stock...................................................        (29,750)           (14,875)               -
  Accrual of dividends on Series D Convertible Preferred
    Stock...................................................        (20,125)            (1,398)               -
                                                              --------------       ------------  --------------
    Basic net (loss) income attributable to common
      stockholders..........................................   $ (1,272,482)          $ 617,926   $   (547,155)
                                                              ==============       ============  ==============
Diluted:
  Accrual of dividends on Series A Convertible Preferred
    Stock...................................................               -  (1)           220               -   (1)
  Accrual of dividends on Series B Convertible Preferred
    Stock...................................................               -  (1)         1,899               -   (1)
  Accrual of dividends on Series C Convertible Preferred
    Stock...................................................               -  (1)        14,875               -   (1)
  Accrual of dividends on Series D Convertible Preferred
    Stock...................................................               -  (1)         1,398               -   (1)
                                                              --------------       ------------  --------------
    Diluted net (loss) income attributable to common
      stockholders..........................................   $ (1,272,482)          $ 636,318   $   (547,155)
                                                              ==============       ============  ==============

------------

(1) Excluded from the calculation of diluted net (loss) income attributable to common stockholders because the effect is anti-dilutive.

14. COMMITMENTS

The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled $85.0, $25.9 and $5.8 million for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998, respectively.

The Company has operating lease obligations and other non-cancelable commitments as follows (in thousands):

Year ended December 31, 2001................................  $    73,720
Year ended December 31, 2002................................       58,675
Year ended December 31, 2003................................       47,022
Year ended December 31, 2004................................       38,929
Year ended December 31, 2005................................       35,053
Thereafter..................................................      106,178
                                                              -----------
    Total...................................................  $   359,577
                                                              ===========

UPC has entered into various short- and long-term agreements with third parties, varying in term from 3 to 15 years, for indefeasible rights of use ("IRU's") on fiber optic cable as well as for operational leases. Under these agreements UPC has commitments for discounted future minimum lease payments, and for operation and maintenance charges, which total approximately $70.6 million as of December 31, 2000.

A subsidiary of UPC leases DTH technical equipment, conduit and satellite transponder capacity, as well as several offices and warehouses. As of December 31, 2000, these leases had an aggregate maximum commitment of approximately $208.1 million over the next seven years.

                             UNITEDGLOBALCOM, INC.

UPC has entered into an agreement for the long-term lease of satellite transponder capacity providing service from Europe to Europe, North America and South America. The term of the agreement is 156 months, with a minimum aggregate total cost of approximately $107.9 million payable in monthly installments based on capacity used.

UPC Polska has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third party content providers for its digital DTH and cable systems. UPC Polska had minimum commitments related to these agreements as follows (in thousands):

Year ended December 31, 2001................................  $    65,200
Year ended December 31, 2002................................       54,300
Year ended December 31, 2003................................       35,000
Year ended December 31, 2004................................       21,100
Year ended December 31, 2005................................       13,400
Thereafter..................................................       78,800
                                                              -----------
    Total...................................................  $   267,800
                                                              ===========

As of December 31, 2000, UPC Polska had an aggregate minimum commitment toward the purchase of DTH reception systems from Philips Business Electronics B.V. of approximately $18.8 million over the next year.

Austar United has minimum fixed MMDS license fees and programming license fees payable annually as follows (in thousands):

Year ended December 31, 2001................................  $    17,771
Year ended December 31, 2002................................       17,771
Year ended December 31, 2003................................       17,771
Year ended December 31, 2004................................       17,771
Year ended December 31, 2005................................       17,771
Thereafter..................................................       35,543
                                                              -----------
      Total.................................................  $   124,398
                                                              ===========

Austar United has renegotiated a September 1997 five-year agreement to lease a satellite transponder to include the leasing of an additional transponder. Satellite fees payable annually are as follows (in thousands):

Year ended December 31, 2001................................  $     6,070
Year ended December 31, 2002................................        7,016
Year ended December 31, 2003................................        7,711
Year ended December 31, 2004................................        7,711
Year ended December 31, 2005................................        7,711
Thereafter..................................................       69,397
                                                              -----------
      Total.................................................  $   105,616
                                                              ===========

                             UNITEDGLOBALCOM, INC.

15. CONTINGENCIES

From time to time, the Company and/or its subsidiaries may become involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not a party to any material legal proceedings, nor is it currently aware of any threatened material legal proceedings.

16. INCOME TAXES

In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for foreign income taxes paid or accrued. Because the Company must calculate its foreign tax credit separately for dividends received from each foreign corporation in which the Company owns 10.0% to 50.0% of the voting stock, and because of certain other limitations, the Company's ability to claim a foreign tax credit may be limited, particularly with respect to dividends paid out of earnings subject to a high rate of foreign income tax. Generally, the Company's ability to claim a foreign tax credit is limited to the amount of U.S taxes the Company pays with respect to its foreign source income. In calculating its foreign source income, the Company is required to allocate interest expense and overhead incurred in the United States between its United States and foreign activities. Accordingly, to the extent United States borrowings are used to finance equity contributions to its foreign subsidiaries, the Company's ability to claim a foreign tax credit may be significantly reduced. These limitations and the inability of the Company to offset losses in one foreign jurisdiction against income earned in another foreign jurisdiction could result in a high effective tax rate on the Company's earnings.

The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to SAB 51 gains, the non-consolidation of consolidated foreign subsidiaries for United States tax purposes, international rate differences and the current non-deductibility of interest expense on United A/P's senior notes and the United 1999 Notes. For investments in foreign corporations accounted for under the equity method, taxable income (loss) generated by these affiliates does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $264.7 and $70.3 million at December 31, 2000 and 1999, respectively).

The Company's United States tax net operating losses, totaling approximately $425.5 million at December 31, 2000, expire beginning in 2005 through 2020. The Company's tax net operating loss carryforwards of its consolidated foreign subsidiaries as of December 31, 2000 totaled $1,907.0, $205.1 and

                             UNITEDGLOBALCOM, INC.

$169.0 million for UEI, UAP and ULA, respectively. The significant components of deferred tax assets and liabilities are as follows:

                                                                  AS OF DECEMBER 31,
                                                              --------------------------
                                                                  2000          1999
                                                              ------------  ------------
                                                                    (IN THOUSANDS)
Deferred tax assets:
  Tax net operating loss carryforward of consolidated
    foreign subsidiaries....................................     $ 767,478     $ 449,030
  Company's U.S tax net operating loss carryforward.........       161,672       132,156
  Accrued interest expense..................................       124,148        72,345
  Foreign currency translation adjustment...................        62,671        23,113
  Stock-based compensation..................................        11,671        36,735
  Deferred compensation and severence.......................         3,615         3,398
  Basis difference in marketable equity securities..........         3,076         3,074
  Investment valuation allowance and other..................         2,490         2,768
  Other.....................................................        12,612        21,082
                                                              ------------  ------------
      Total deferred tax assets.............................     1,149,433       743,701
  Valuation allowance.......................................   (1,126,358)     (723,914)
                                                              ------------  ------------
      Deferred tax assets, net of valuation allowance.......        23,075        19,787
                                                              ------------  ------------

Deferred tax liabilities:
  Property, plant and equipment, net........................       (6,069)      (11,282)
  Intangible assets.........................................      (17,208)      (18,745)
  Other.....................................................          (82)       (1,017)
                                                              ------------  ------------
      Total deferred tax liabilities........................      (23,359)      (31,044)
                                                              ------------  ------------
      Deferred tax liabilities, net.........................    $    (284)   $  (11,257)
                                                              ============  ============

Of the Company's 2000 consolidated (loss) income before income taxes and other items, a loss of $2,039.2 million is derived from the Company's foreign operations. The difference between income tax

                             UNITEDGLOBALCOM, INC.

expense (benefit) provided in the financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

                                                                                          FOR THE TEN
                                                                  FOR THE YEAR ENDED         MONTHS
                                                                     DECEMBER 31,            ENDED
                                                              --------------------------  DECEMBER 31,
                                                                  2000          1999          1998
                                                              ------------  ------------  ------------
                                                                           (IN THOUSANDS)
Expected income tax benefit at the U.S statutory rate of
  35%.......................................................   $ (709,947)     $ 115,913   $ (172,472)
Tax effect of permanent and other differences:
  Change in valuation allowance.............................       505,180       370,004       128,420
  Gain on issuance of common equity securities by
    subsidiaries............................................      (48,538)     (573,359)             -
  Non-deductible expenses...................................        26,079        77,490        49,497
  Capitalized costs.........................................       (6,564)      (49,402)             -
  International rate differences............................       128,929        45,416           619
  Book/tax basis differences associated with foreign
    investments.............................................        90,394           788         1,176
  State tax, net of federal benefit.........................      (60,853)         9,935      (14,783)
  Non-deductible interest accretion.........................        61,060         1,693         2,148
  Gain on sale of equity investment in subsidiary...........             -         5,877             -
  Amortization of licenses..................................             -           923         1,516
  Other.....................................................        11,363       (5,080)         4,489
                                                              ------------  ------------  ------------
      Total income tax (benefit) expense....................   $   (2,897)     $     198     $     610
                                                              ============  ============  ============

During 1996, the Austrian tax authorities passed legislation which had the effect of eliminating approximately $237.7 million of tax basis associated with certain amounts of goodwill recorded at Telekabel Group effective January 1, 1997. This change in tax law is expected to be challenged on constitutional grounds. However, there can be no assurance of a successful repeal of such legislation.

The Company through its subsidiaries maintains a presence in 26 countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the United States, such as a value added tax system. The Company has accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to the Company and its subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the United States or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax current and future operations of the Company and its subsidiaries.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. SEGMENT INFORMATION

                                                                    FOR THE YEAR ENDED DECEMBER 31, 2000
                                          -----------------------------------------------------------------------------------------
                                                   VIDEO                  VOICE                INTERNET              CONTENT
                                          -----------------------  --------------------  --------------------  --------------------
                                                                               (IN THOUSANDS)
REVENUE:
  Europe:
    The Netherlands.....................  $               199,592  $            120,497  $             35,968  $              2,981
    Austria.............................                   76,264                31,489                25,438                     -
    Belgium.............................                   14,456                 1,319                 4,261                     -
    Czech Republic......................                   24,718                   886                   250                     -
    France..............................                   53,822                 9,365                 2,574                     -
    Hungary.............................                   44,869                19,991                   421                     -
    Norway..............................                   45,020                 3,546                 2,852                     -
    Poland..............................                  119,656                     -                     4                 1,625
    Sweden..............................                   30,803                     -                 5,871                     -
    Germany.............................                    9,656                    10                    16                     -
    Corporate and other.................                   22,215                     -                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
      Total Europe......................                  641,071               187,103                77,655                 4,606
                                          -----------------------  --------------------  --------------------  --------------------
  Asia/Pacific:
    Australia...........................                  163,094                   732                 4,189                     -
    New Zealand.........................                      844                 3,166                   878                     -
    Corporate and other.................                        -                     -                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
      Total Asia/Pacific................                  163,938                 3,898                 5,067                     -
                                          -----------------------  --------------------  --------------------  --------------------
  Latin America:
    Chile...............................                  113,400                33,497                 1,270                     -
    Brazil..............................                    4,797                     -                     -                     -
    Corporate and other.................                    1,945                     -                     1                     -
                                          -----------------------  --------------------  --------------------  --------------------
      Total Latin America...............                  120,142                33,497                 1,271                     -
                                          -----------------------  --------------------  --------------------  --------------------
  Corporate and other...................                        -                     -                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
        Total Consolidated Revenue......  $               925,151  $            224,498  $             83,993  $              4,606
                                          =======================  ====================  ====================  ====================
ADJUSTED EBITDA: (1)
  Europe:
    The Netherlands.....................  $               101,278  $           (99,598)  $          (138,897)  $           (58,710)
    Austria.............................                   39,245               (6,979)                   731                     -
    Belgium.............................                    4,187                  (29)               (4,966)                     -
    Czech Republic......................                    (789)                    45                   103                     -
    France..............................                   13,196              (22,270)               (9,091)                     -
    Hungary.............................                    9,589                11,242               (3,322)                     -
    Norway..............................                   16,969              (10,615)               (2,882)                     -
    Poland..............................                  (3,937)                     -               (1,793)              (48,508)
    Sweden..............................                    9,193               (3,535)               (7,977)                     -
    Germany.............................                    4,602                  (48)                  (86)                     -
    Corporate and other.................                    5,872                     -               (2,358)                     -
                                          -----------------------  --------------------  --------------------  --------------------
      Total Europe......................                  199,405             (131,787)             (170,538)             (107,218)
                                          -----------------------  --------------------  --------------------  --------------------
  Asia/Pacific:
    Australia...........................                 (12,333)               (3,482)              (21,255)                     -
    New Zealand.........................                    (253)                 (357)                   248                     -
    Corporate and other.................                        -                     -                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
      Total Asia/Pacific................                 (12,586)               (3,839)              (21,007)                     -
                                          -----------------------  --------------------  --------------------  --------------------
  Latin America:
    Chile...............................                   36,672               (8,890)               (2,350)                     -
    Brazil..............................                    (854)                     -                     -                     -
    Corporate and other.................                  (1,023)                     -                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
      Total Latin America...............                   34,795               (8,890)               (2,350)                     -
                                          -----------------------  --------------------  --------------------  --------------------
  Corporate and other...................                        -                     -                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
        Total Consolidated Adjusted
          EBITDA........................  $               221,614  $          (144,516)  $          (193,895)  $          (107,218)
                                          =======================  ====================  ====================  ====================

                                             FOR THE YEAR ENDED DECEMBER 31, 2000
                                          ------------------------------------------
                                                 OTHER                 TOTAL
                                          --------------------  --------------------
                                                        (IN THOUSANDS)
REVENUE:
  Europe:
    The Netherlands.....................  $                525  $            359,563
    Austria.............................                     -               133,191
    Belgium.............................                     -                20,036
    Czech Republic......................                 2,937                28,791
    France..............................                     5                65,766
    Hungary.............................                    10                65,291
    Norway..............................                     -                51,418
    Poland..............................                     -               121,285
    Sweden..............................                     -                36,674
    Germany.............................                 1,361                11,043
    Corporate and other.................                 3,361                25,576
                                          --------------------  --------------------
      Total Europe......................                 8,199               918,634
                                          --------------------  --------------------
  Asia/Pacific:
    Australia...........................                 4,410               172,425
    New Zealand.........................                     -                 4,888
    Corporate and other.................                     -                     -
                                          --------------------  --------------------
      Total Asia/Pacific................                 4,410               177,313
                                          --------------------  --------------------
  Latin America:
    Chile...............................                     -               148,167
    Brazil..............................                     -                 4,797
    Corporate and other.................                    75                 2,021
                                          --------------------  --------------------
      Total Latin America...............                    75               154,985
                                          --------------------  --------------------
  Corporate and other...................                   102                   102
                                          --------------------  --------------------
        Total Consolidated Revenue......  $             12,786  $          1,251,034
                                          ====================  ====================
ADJUSTED EBITDA: (1)
  Europe:
    The Netherlands.....................  $           (16,802)  $          (212,729)
    Austria.............................                     -                32,997
    Belgium.............................                    91                 (717)
    Czech Republic......................                 1,139                   498
    France..............................               (4,579)              (22,744)
    Hungary.............................                    10                17,519
    Norway..............................                 (317)                 3,155
    Poland..............................               (2,318)              (56,556)
    Sweden..............................                     -               (2,319)
    Germany.............................                   385                 4,853
    Corporate and other.................              (95,110)              (91,596)
                                          --------------------  --------------------
      Total Europe......................             (117,501)             (327,639)
                                          --------------------  --------------------
  Asia/Pacific:
    Australia...........................               (6,528)              (43,598)
    New Zealand.........................               (1,344)               (1,706)
    Corporate and other.................                 1,980                 1,980
                                          --------------------  --------------------
      Total Asia/Pacific................               (5,892)              (43,324)
                                          --------------------  --------------------
  Latin America:
    Chile...............................              (12,850)                12,582
    Brazil..............................                     -                 (854)
    Corporate and other.................                 4,814                 3,791
                                          --------------------  --------------------
      Total Latin America...............               (8,036)                15,519
                                          --------------------  --------------------
  Corporate and other...................              (13,020)              (13,020)
                                          --------------------  --------------------
        Total Consolidated Adjusted
          EBITDA........................  $          (144,449)  $          (368,464)
                                          ====================  ====================

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                    FOR THE YEAR ENDED DECEMBER 31, 1999
                                          -----------------------------------------------------------------------------------------
                                                   VIDEO                  VOICE                INTERNET              CONTENT
                                          -----------------------  --------------------  --------------------  --------------------
                                                                               (IN THOUSANDS)
REVENUE:
  Europe:
    The Netherlands.....................  $               117,025  $             32,029  $              8,616  $              1,112
    Austria.............................                   83,736                 7,321                13,610                     -
    Belgium.............................                   15,737                     -                 2,497                     -
    Czech Republic......................                    7,485                   181                     -                     -
    France..............................                   27,522                 2,710                   590                     -
    Hungary.............................                   35,197                     -                   125                     -
    Norway..............................                   49,185                   365                   565                     -
    Poland..............................                   35,020                     -                     -                 2,741
    Sweden..............................                   13,335                     -                   504                     -
    Corporate and other.................                    8,327                     -                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
      Total Europe......................                  392,569                42,606                26,507                 3,853
                                          -----------------------  --------------------  --------------------  --------------------
  Asia/Pacific:
    Australia...........................                  145,602                     -                     -                     -
    New Zealand.........................                    1,279                 4,107                     -                     -
    Corporate and other.................                        -                     -                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
      Total Asia/Pacific................                  146,881                 4,107                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
  Latin America:
    Chile...............................                   77,476                 9,881                    87                     -
    Brazil..............................                    4,637                     -                     -                     -
    Corporate and other.................                    2,428                     -                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
      Total Latin America...............                   84,541                 9,881                    87                     -
                                          -----------------------  --------------------  --------------------  --------------------
  Corporate and other...................                        -                     -                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
        Total Consolidated Revenue......  $               623,991  $             56,594  $             26,594  $              3,853
                                          =======================  ====================  ====================  ====================
ADJUSTED EBITDA: (1)
  Europe:
    The Netherlands.....................  $                47,513  $           (19,622)  $           (65,631)  $           (16,471)
    Austria.............................                   44,318              (11,310)                   231                     -
    Belgium.............................                    3,899                  (54)               (2,181)                     -
    Czech Republic......................                  (1,114)                    54                     -                     -
    France..............................                  (1,741)               (5,863)               (2,339)                     -
    Hungary.............................                   11,575                     -                 (257)                     -
    Norway..............................                   20,450               (7,053)               (5,106)                     -
    Poland..............................                 (37,009)                     -                     -              (36,110)
    Sweden..............................                    4,518                 (133)               (4,038)                     -
    Corporate and other.................                    2,094                 (204)                 (724)                     -
                                          -----------------------  --------------------  --------------------  --------------------
      Total Europe......................                   94,503              (44,185)              (80,045)              (52,581)
                                          -----------------------  --------------------  --------------------  --------------------
  Asia/Pacific:
    Australia...........................                 (10,005)                     -                     -                     -
    New Zealand.........................                    (918)               (1,160)                     -                     -
    Corporate and other.................                        -                     -                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
      Total Asia/Pacific................                 (10,923)               (1,160)                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
  Latin America:
    Chile...............................                   17,744               (2,604)                     -                     -
    Brazil..............................                  (2,462)                     -                     -                     -
    Corporate and other.................                  (1,210)                     -                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
      Total Latin America...............                   14,072               (2,604)                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
  Corporate and other...................                        -                     -                     -                     -
                                          -----------------------  --------------------  --------------------  --------------------
        Total Consolidated Adjusted
          EBITDA........................  $                97,652  $           (47,949)  $           (80,045)  $           (52,581)
                                          =======================  ====================  ====================  ====================

                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                          ------------------------------------------
                                                 OTHER                 TOTAL
                                          --------------------  --------------------
                                                        (IN THOUSANDS)
REVENUE:
  Europe:
    The Netherlands.....................  $                330  $            159,112
    Austria.............................                     -               104,667
    Belgium.............................                     -                18,234
    Czech Republic......................                 1,042                 8,708
    France..............................                     -                30,822
    Hungary.............................                     -                35,322
    Norway..............................                     -                50,115
    Poland..............................                     -                37,761
    Sweden..............................                     -                13,839
    Corporate and other.................                 6,515                14,842
                                          --------------------  --------------------
      Total Europe......................                 7,887               473,422
                                          --------------------  --------------------
  Asia/Pacific:
    Australia...........................                     -               145,602
    New Zealand.........................                   734                 6,120
    Corporate and other.................                   242                   242
                                          --------------------  --------------------
      Total Asia/Pacific................                   976               151,964
                                          --------------------  --------------------
  Latin America:
    Chile...............................                     -                87,444
    Brazil..............................                     -                 4,637
    Corporate and other.................                   590                 3,018
                                          --------------------  --------------------
      Total Latin America...............                   590                95,099
                                          --------------------  --------------------
  Corporate and other...................                   277                   277
                                          --------------------  --------------------
        Total Consolidated Revenue......  $              9,730  $            720,762
                                          ====================  ====================
ADJUSTED EBITDA: (1)
  Europe:
    The Netherlands.....................  $              1,495  $           (52,716)
    Austria.............................                     -                33,239
    Belgium.............................                     -                 1,664
    Czech Republic......................                   401                 (659)
    France..............................                  (66)              (10,009)
    Hungary.............................                     -                11,318
    Norway..............................                     -                 8,291
    Poland..............................               (2,975)              (76,094)
    Sweden..............................                     -                   347
    Corporate and other.................              (40,556)              (39,390)
                                          --------------------  --------------------
      Total Europe......................              (41,701)             (124,009)
                                          --------------------  --------------------
  Asia/Pacific:
    Australia...........................               (4,381)              (14,386)
    New Zealand.........................                  (47)               (2,125)
    Corporate and other.................                   169                   169
                                          --------------------  --------------------
      Total Asia/Pacific................               (4,259)              (16,342)
                                          --------------------  --------------------
  Latin America:
    Chile...............................                     -                15,140
    Brazil..............................                     -               (2,462)
    Corporate and other.................               (4,403)               (5,613)
                                          --------------------  --------------------
      Total Latin America...............               (4,403)                 7,065
                                          --------------------  --------------------
  Corporate and other...................                   109                   109
                                          --------------------  --------------------
        Total Consolidated Adjusted
          EBITDA........................  $           (50,254)  $          (133,177)
                                          ====================  ====================

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                             FOR THE TEN MONTHS ENDED DECEMBER 31, 1998
                                             ---------------------------------------------------------------------------
                                                VIDEO       VOICE      INTERNET     CONTENT        OTHER        TOTAL
                                             -----------  ---------   ----------   ----------   -----------  -----------
REVENUE:                                                                   (IN THOUSANDS)
  Europe
    The Netherlands........................    $  13,854     $  162       $    -       $    -       $     -    $  14,016
    Austria................................       71,396         61        3,172            -             -       74,629
    Belgium................................       13,768          -          656            -         1,071       15,495
    Czech Republic.........................        3,754          -            -            -             -        3,754
    France.................................        3,395          -            -            -             -        3,395
    Hungary................................       11,671          -            -            -             -       11,671
    Norway.................................       38,879          -          161            -             -       39,040
    Corporate and other....................        2,446          -            -          567         7,274       10,287
                                             -----------  ---------   ----------   ----------   -----------  -----------
      Total Europe.........................      159,163        223        3,989          567         8,345      172,287
                                             -----------  ---------   ----------   ----------   -----------  -----------
  Asia/Pacific:
    Australia..............................       74,209          -            -            -             -       74,209
    New Zealand............................            -          -            -            -             -            -
    Corporate and other....................        3,213          -            -            -             -        3,213
                                             -----------  ---------   ----------   ----------   -----------  -----------
      Total Asia/Pacific...................       77,422          -            -            -             -       77,422
                                             -----------  ---------   ----------   ----------   -----------  -----------
  Latin America:
    Chile..................................            -          -            -            -             -            -
    Corporate and other....................        4,135          -            -            -           622        4,757
                                             -----------  ---------   ----------   ----------   -----------  -----------
      Total Latin America..................        4,135          -            -            -           622        4,757
                                             -----------  ---------   ----------   ----------   -----------  -----------
  Corporate and other......................            -          -            -            -             -            -
                                             -----------  ---------   ----------   ----------   -----------  -----------
        Total Consolidated Revenue.........    $ 240,720     $  223     $  3,989      $   567     $   8,967    $ 254,466
                                             ===========  =========   ==========   ==========   ===========  ===========
ADJUSTED EBITDA: (1)
  Europe:
    The Netherlands........................    $   8,445  $ (1,303)    $ (6,103)     $  (295)    $  (4,401)   $  (3,657)
    Austria................................       34,350    (1,636)      (1,739)            -             -       30,975
    Belgium................................        5,755          -        (799)            -           114        5,070
    Czech Republic.........................        (721)          -            -            -             -        (721)
    France.................................        (954)      (911)         (77)            -             -      (1,942)
    Hungary................................        3,820          -            -            -             -        3,820
    Norway.................................       14,015      (573)        (806)            -             -       12,636
    Corporate and other....................        (167)          -           19      (3,556)           131      (3,573)
                                             -----------  ---------   ----------   ----------   -----------  -----------
      Total Europe.........................       64,543    (4,423)      (9,505)      (3,851)       (4,156)       42,608
                                             -----------  ---------   ----------   ----------   -----------  -----------
  Asia/Pacific:
    Australia..............................     (31,093)          -            -            -             -     (31,093)
    New Zealand............................            -          -            -            -             -            -
    Corporate and other....................            -          -            -            -       (2,134)      (2,134)
                                             -----------  ---------   ----------   ----------   -----------  -----------
      Total Asia/Pacific...................     (31,093)          -            -            -       (2,134)     (33,227)
                                             -----------  ---------   ----------   ----------   -----------  -----------
  Latin America:
    Chile..................................            -          -            -            -             -            -
    Corporate and other....................      (2,969)          -            -            -       (7,050)     (10,019)
                                             -----------  ---------   ----------   ----------   -----------  -----------
      Total Latin America..................      (2,969)          -            -            -       (7,050)     (10,019)
                                             -----------  ---------   ----------   ----------   -----------  -----------
  Corporate and other......................            -          -            -            -       (2,907)      (2,907)
                                             -----------  ---------   ----------   ----------   -----------  -----------
        Total Consolidated Adjusted
          EBITDA...........................    $  30,481  $ (4,423)    $ (9,505)    $ (3,851)    $ (16,247)   $  (3,545)
                                             ===========  =========   ==========   ==========   ===========  ===========

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                        AS OF AND FOR THE PERIOD ENDED DECEMBER 31,
                        ----------------------------------------------------------------------------
                                            2000                                   1999
                        --------------------------------------------  ------------------------------
                                           LONG-                                           LONG-
                          CAPITAL          LIVED          TOTAL          CAPITAL           LIVED
                        EXPENDITURES      ASSETS          ASSETS       EXPENDITURES       ASSETS
                        ------------   -------------  --------------  --------------   -------------
                                                       (IN THOUSANDS)
  Europe:
    The Netherlands...    $  607,791     $ 1,362,721    $  3,400,264     $   247,050      $  774,045
    Austria...........       132,064         251,855         430,988          94,240         179,652
    Belgium...........         9,699          21,149          43,141           8,447          23,186
    Czech Republic....        28,631         108,406         214,598           2,491          80,347
    France............       223,814         530,013         849,011          70,666         319,454
    Hungary...........       116,806         197,266         349,788          38,708         112,698
    Norway............        98,962         172,749         296,494          57,106         100,315
    Poland............       123,174         278,049       1,222,790          42,460         218,784
    Sweden............        15,111          63,553         420,827          12,495          48,182
    Germany...........         3,781          73,344         969,679               -               -
    Corporate and
      other...........       239,443         266,372       2,685,366          38,569          63,698
                        ------------   -------------  --------------  --------------   -------------
      Total Europe....     1,599,276       3,325,477      10,882,946         612,232       1,920,361
                        ------------   -------------  --------------  --------------   -------------
  Asia/Pacific:
    Australia.........       113,786         124,479         520,693          94,513         123,617
    New Zealand.......             -               -               -          23,306          95,777
    Corporate and
      other...........            55           3,666          62,325           3,014           6,440
                        ------------   -------------  --------------  --------------   -------------
      Total
        Asia/Pacific..       113,841         128,145         583,018         120,833         225,834
                        ------------   -------------  --------------  --------------   -------------
  Latin America:
    Chile.............        96,808         273,595         521,812          53,120         213,146
    Brazil............         1,384           4,970          17,039           4,399           5,679
    Corporate and
      other...........         1,923          14,563          63,707           3,167          12,549
                        ------------   -------------  --------------  --------------   -------------
      Total Latin
        America.......       100,115         293,128         602,558          60,686         231,374
                        ------------   -------------  --------------  --------------   -------------
  Corporate and
    other.............           148           2,054         935,251             426           2,268
                        ------------   -------------  --------------  --------------   -------------
        Total
          Company.....   $ 1,813,380     $ 3,748,804    $ 13,003,773     $   794,177     $ 2,379,837
                        ============   =============  ==============  ==============   =============

                               AS OF AND FOR THE PERIOD ENDED DECEMBER 31,
                        ----------------------------------------------------------
                            1999                          1998
                        -------------  -------------------------------------------
                                                           LONG-
                            TOTAL         CAPITAL          LIVED         TOTAL
                           ASSETS       EXPENDITURES      ASSETS        ASSETS
                        -------------  --------------   -----------  -------------
                                              (IN THOUSANDS)
  Europe:
    The Netherlands...    $ 3,157,285     $    14,734     $   2,440     $  297,068
    Austria...........        356,337          43,278       140,550        341,159
    Belgium...........         47,826          11,253        27,558         57,847
    Czech Republic....        159,806             523         8,737         11,497
    France............        498,776          28,802        40,328         51,092
    Hungary...........        215,448           7,239        26,788         86,921
    Norway............        244,975          25,838        63,335        219,068
    Poland............      1,218,956               -             -              -
    Sweden............        474,899               -             -              -
    Germany...........              -               -             -              -
    Corporate and
      other...........         77,219           9,880         9,310         22,744
                        -------------  --------------   -----------  -------------
      Total Europe....      6,451,527         141,547       319,046      1,087,396
                        -------------  --------------   -----------  -------------
  Asia/Pacific:
    Australia.........        563,627          71,197       110,351        181,169
    New Zealand.......         76,139               -             -         23,789
    Corporate and
      other...........         52,441             337            61         48,992
                        -------------  --------------   -----------  -------------
      Total
        Asia/Pacific..        692,207          71,534       110,412        253,950
                        -------------  --------------   -----------  -------------
  Latin America:
    Chile.............        489,638               -             -              -
    Brazil............         17,172               -             -         84,975
    Corporate and
      other...........         71,379           3,238        11,715         73,048
                        -------------  --------------   -----------  -------------
      Total Latin
        America.......        578,189           3,238        11,715        158,023
                        -------------  --------------   -----------  -------------
  Corporate and
    other.............      1,280,930             738        10,269         42,726
                        -------------  --------------   -----------  -------------
        Total
          Company.....    $ 9,002,853     $   217,057     $ 451,442    $ 1,542,095
                        =============  ==============   ===========  =============

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company's consolidated Adjusted EBITDA reconciles to the consolidated statements of operations and comprehensive (loss) income as follows:

                                                                        FOR THE YEAR ENDED                  FOR THE TEN
                                                                           DECEMBER 31,                    MONTHS ENDED
                                                           ---------------------------------------------   DECEMBER 31,
                                                                    2000                    1999               1998
                                                           ----------------------   --------------------   -------------
                                                                                  (IN THOUSANDS)
Operating loss...........................................  $          (1,140,803)   $          (775,625)   $  (327,383)
Depreciation and amortization............................                 815,522                418,714        159,045
Stock-based compensation (credit) expense................                (43,183)                223,734        164,793
                                                           ----------------------   --------------------   ------------
  Consolidated Adjusted EBITDA (1).......................  $            (368,464)   $          (133,177)   $    (3,545)
                                                           ======================   ====================   ============

----------

(1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock based compensation charges. Stock-based compensation charges result from variable plan accounting for our subsidiaries' phantom stock option plans and are generally non-cash charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

18.  RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE, RELATED PARTY

                                                                             AS OF DECEMBER 31,
                                                              ------------------------------------------------
                                                                       2000                     1999
                                                              -----------------------  -----------------------
                                                                               (IN THOUSANDS)
Note receivable from Liberty Media Corporation..............                $ 242,406                  $     -
Notes receivable from directors.............................                   10,218                        -
Note receivable from Megapo.................................                    3,600                        -
Other.......................................................                      723                      723
                                                              -----------------------  -----------------------
    Total...................................................                $ 256,947                 $    723
                                                              =======================  =======================

In December 2000, the Company executed a promissory note with one of its stockholders, Liberty Media Corporation ("Liberty"), whereby the Company will loan Liberty up to $510.0 million to satisfy certain of Liberty's obligations in Latin America. The note and all accrued but unpaid interest is due and payable on the earliest of (i) the closing date for the proposed acquisition of Liberty's Latin American assets, (ii) the termination of the agreement to acquire Liberty's Latin American assets and (iii) June 30, 2001. Interest on the outstanding principal amount accrues at 8.0% per annum. Advances under the promissory note totaled $242.4 million as of December 31, 2000.

Notes receivable from directors includes loans to certain directors of the Company, issued to meet certain personal obligations in lieu of selling their shares in the Company or UPC. The notes are generally payable on demand and accrue interest at 90-day LIBOR plus 2.5% or 3.5%, as determined in accordance with the terms of each note. Interest is payable in arrears quarterly commencing February 22, 2001.

                             UNITEDGLOBALCOM, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RELATED PARTY RECEIVEABLES

Related party receivables includes expenses paid on behalf of affiliates as well as loans by UPC to certain employees for the exercise of the employees' stock options, taxes on options exercised, or both.

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

19. SUBSEQUENT EVENTS

AGREEMENT WITH LIBERTY

In February 2001, the Company announced an agreement with Liberty whereby Liberty will acquire up to 100,000 shares of Series E Convertible Preferred Stock in exchange for $1.4 billion in cash. The preferred stock will carry no dividend and will be convertible into approximately 54.1 million shares of Class A Common Stock. This transaction, or a portion thereof, is expected to close by the end of the second quarter of 2001.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To UnitedGlobalCom, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of UnitedGlobalCom, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 30, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The following schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements as indicated in our report with respect thereto and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado
March 30, 2001

                             UNITEDGLOBALCOM, INC.
                                  PARENT ONLY
                                   SCHEDULE I
                   CONDENSED FINANCIAL POSITION OF REGISTRANT
             (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                                          AS OF
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                   2000           1999
                                                              --------------  -------------
                           ASSETS
Current assets
  Cash and cash equivalents.................................  $      377,398  $     880,653
  Restricted cash...........................................          11,021            475
  Short-term liquid investments.............................         244,196        354,710
  Management fee receivables from related parties...........           3,600          1,800
  Other receivables.........................................          19,116         22,017
  Other current assets, net.................................           1,817            255
                                                              --------------  -------------
      Total current assets..................................         657,148      1,259,910
Notes receivable from wholly owned subsidiaries, including
  accrued interest..........................................         885,128        447,011
Marketable equity securities and other investments..........           6,955          2,000
Investments in affiliates, accounted for under the equity
  method, net...............................................               -        630,797
Property, plant and equipment, net of accumulated
  depreciation of $888 and $934, respectively...............           2,055          2,268
Deferred financing costs, net of accumulated amortization of
  $7,942 and $4,628, respectively...........................          28,594         29,052
Other assets, net...........................................             117             76
                                                              --------------  -------------
      Total assets..........................................  $    1,579,997  $   2,371,114
                                                              ==============  =============
       LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
  Accounts payable..........................................  $        2,796  $       6,444
  Accrued liabilities.......................................           3,838          7,450
                                                              --------------  -------------
      Total current liabilities.............................           6,634         13,894
Losses recognized in excess of investment in unconsolidated
  subsidiaries..............................................         268,957              -
Senior discount notes.......................................       1,350,507      1,215,994
                                                              --------------  -------------
      Total liabilities.....................................       1,626,098      1,229,888
                                                              --------------  -------------
Series B Convertible Preferred Stock, stated at liquidation
  value, 113,983 and 116,185 shares issued and outstanding,
  respectively..............................................          28,117         26,920
                                                              --------------  -------------
Stockholders' (deficit) equity
  Class A Common Stock, $0.01 par value, 210,000,000 shares
    authorized, 83,820,633 and 81,574,815 shares issued and
    outstanding, respectively...............................             838            816
  Class B Common Stock, $0.01 par value, 30,000,000 shares
    authorized, 19,221,940 and 19,323,940 shares issued and
    outstanding, respectively...............................             192            193
  Series C Convertible Preferred Stock, 425,000 shares
    authorized, issued and outstanding......................         425,000        410,125
  Series D Convertible Preferred Stock, 287,500 shares
    authorized, issued and outstanding......................         287,500        268,773
  Additional paid-in capital................................       1,542,609      1,416,635
  Deferred compensation.....................................       (117,136)      (119,996)
  Treasury stock, at cost, 5,604,948 and 5,569,240 shares of
    Class A Common Stock, respectively......................        (29,984)       (29,061)
  Accumulated deficit.......................................     (1,892,706)      (621,941)
  Other cumulative comprehensive loss.......................       (290,531)      (211,238)
                                                              --------------  -------------
      Total stockholders' (deficit) equity..................        (74,218)      1,114,306
                                                              --------------  -------------
      Total liabilities and stockholders' (deficit)
        equity..............................................  $    1,579,997  $   2,371,114
                                                              ==============  =============

                             UNITEDGLOBALCOM, INC.
                                  PARENT ONLY
                                   SCHEDULE I
            CONDENSED INFORMATION AS TO THE OPERATIONS OF REGISTRANT
                                 (IN THOUSANDS)

                                                                FOR THE YEAR ENDED        FOR THE TEN
                                                                   DECEMBER 31,          MONTHS ENDED
                                                           ----------------------------  DECEMBER 31,
                                                                2000           1999          1998
                                                           --------------  ------------  -------------
Revenue..................................................  $          102  $        277  $           -
Selling, general and administrative expense..............         (7,186)         (168)        (1,698)
Depreciation and amortization............................           (355)         (379)          (278)
                                                           --------------  ------------  -------------
        Operating loss...................................         (7,439)         (270)        (1,976)

Interest income..........................................          72,659        17,440          5,051
Interest income, related parties, net....................          52,630        32,941         13,727
Interest expense.........................................       (137,827)     (116,908)       (76,364)
Other (expense) income, net..............................           (743)       (3,155)             99
                                                           --------------  ------------  -------------
        Loss before other items..........................        (20,720)      (69,952)       (59,463)

Share in results of affiliates, net......................     (1,200,170)       706,270      (486,069)
                                                           --------------  ------------  -------------
        Net (loss) income................................  $  (1,220,890)  $    636,318  $   (545,532)
                                                           ==============  ============  =============

Foreign currency translation adjustments.................  $     (47,625)  $  (127,154)  $    (24,713)
Unrealized holding (losses) gains arising during
  period.................................................        (31,668)         6,858          (505)
                                                           --------------  ------------  -------------
        Comprehensive (loss) income......................  $  (1,300,183)  $    516,022  $   (570,750)
                                                           ==============  ============  =============

                             UNITEDGLOBALCOM, INC.
                                  PARENT ONLY
                                   SCHEDULE I
            CONDENSED INFORMATION AS TO THE CASH FLOWS OF REGISTRANT
                                 (IN THOUSANDS)

                                                                        FOR THE YEAR ENDED               FOR THE TEN
                                                                           DECEMBER 31,                  MONTHS ENDED
                                                           --------------------------------------------  DECEMBER 31,
                                                                    2000                   1999              1998
                                                           ----------------------  --------------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income........................................  $          (1,220,890)  $            636,318  $  (545,532)
Adjustments to reconcile net loss to net cash flows from
  operating activities:
  Share in results of affiliated companies, net..........               1,200,170             (706,270)       486,069
  Allocation of general, administrative and other
    expenses accounted for as a net capital
    contribution.........................................                       -               (7,347)      (12,487)
  Depreciation and amortization..........................                     355                   379           279
  Accretion of interest on senior notes and amortization
    of deferred financing costs..........................                 137,827               116,908        76,365
  Gain on sale of assets.................................                   (341)                     -             -
  Decrease (increase) in receivables, net................                   1,241                 3,266       (4,207)
  Increase in other assets...............................                (59,326)              (16,781)       (8,813)
  (Decrease) increase in accounts payable, accrued
    liabilities and other................................                 (4,864)                12,279           963
                                                           ----------------------  --------------------  ------------
    Net cash flows from operating activities.............                  54,172                38,752       (7,363)
                                                           ----------------------  --------------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments................             (1,417,734)             (447,387)     (145,678)
Proceeds from sale of short-term liquid investments......               1,520,645               131,044       128,717
Restricted cash (deposited) released, net................                (10,547)                  (25)           385
Investments in affiliates and other investments..........               (269,244)              (59,163)      (69,412)
Increase in notes receivable from affiliates.............               (385,488)             (247,006)     (147,333)
Capital expenditures.....................................                   (148)                 (426)          (56)
                                                           ----------------------  --------------------  ------------
    Net cash flows from investing activities.............               (562,516)             (622,963)     (233,377)
                                                           ----------------------  --------------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from offering of senior discount notes..........                       -               208,939             -
Deferred financing costs.................................                 (2,855)              (13,779)         (409)
Issuance of common stock in connection with public
  offerings, net of financing costs......................                       -             1,212,977         7,402
Issuance of common stock in connection with Company's
  stock option plan......................................                   7,944                27,547         4,789
Issuance of warrants.....................................                       -                21,627             -
                                                           ----------------------  --------------------  ------------
    Net cash flows from financing activities.............                   5,089             1,457,311        11,782
                                                           ----------------------  --------------------  ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.........               (503,255)               873,100     (228,958)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........                 880,653                 7,553       236,511
                                                           ----------------------  --------------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................  $              377,398  $            880,653  $      7,553
                                                           ======================  ====================  ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of preferred stock utilized in purchase of
    Australian investments...............................  $                    -  $                  -  $     29,544
                                                           ======================  ====================  ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash received for interest.............................  $               73,125  $             12,205  $      5,003
                                                           ======================  ====================  ============

                             UNITEDGLOBALCOM, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II
                                 (IN THOUSANDS)

                                            BALANCE AT                                                 BALANCE AT
                                           BEGINNING OF   CHARGED TO                                     END OF
               DESCRIPTION                    PERIOD       EXPENSE     ACQUISITIONS   DEDUCTIONS (1)     PERIOD
-----------------------------------------  ------------   ----------   ------------   --------------   ----------
Allowance for doubtful subscriber
  receivables:
  Year ended December 31, 2000...........     $  27,808     $ 38,485     $  13,567     $   (13,301)      $ 66,559
  Year ended December 31, 1999...........     $   5,482     $ 11,199     $  23,041     $   (11,914)      $ 27,808
  Ten months ended December 31, 1998.....     $   3,191     $  2,470     $   1,201     $    (1,380)      $  5,482

Allowance for costs to be reimbursed:
  Year ended December 31, 2000...........     $   3,313      $   105      $      -     $      (564)      $  2,854
  Year ended December 31, 1999...........      $      -     $  3,316      $      -     $        (3)      $  3,313
  Ten months ended December 31, 1998.....     $   1,094      $    55      $      -     $    (1,149)       $     -

Allowance for investments in affiliates:
  Year ended December 31, 2000...........      $      -      $     -      $      -       $        -       $     -
  Year ended December 31, 1999...........     $   4,384      $     -      $      -     $    (4,384)       $     -
  Ten months ended December 31, 1998.....      $      -     $  4,384      $      -       $        -      $  4,384

----------

(1) Represents uncollectible balances written off to the allowance account and the effect of currency translation adjustments.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To UnitedGlobalCom, Inc.:

We have audited the accompanying consolidated balance sheets of United International Properties, Inc. (a Colorado corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, parent's deficit and cash flows for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998 (see
Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United International Properties, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado
March 30, 2001

                     UNITED INTERNATIONAL PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                                          AS OF
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                   2000           1999
                                                              --------------  -------------
ASSETS
Current assets
  Cash and cash equivalents.................................    $    18,205      $   13,382
  Restricted cash...........................................            200             500
  Short-term liquid investments.............................        102,888         274,979
  Subscriber receivables, net of allowance for doubtful
    accounts of $13,534 and $10,949, respectively...........         28,421          23,154
  Notes receivable, related party...........................          3,600               -
  Other receivables, including related party receivables of
    $1,578 and $957, respectively...........................          9,764          45,355
  Inventory.................................................         13,178          16,176
  Deferred taxes............................................          2,896           2,119
  Other current assets, net.................................         29,854          18,037
                                                              --------------  -------------
      Total current assets..................................        209,006         393,702
Marketable equity securities and other investments..........         14,356               -
Investments in affiliates, accounted for under the equity
  method, net...............................................        120,029          65,142
Property, plant and equipment, net of accumulated
  depreciation of $352,737 and $286,261, respectively.......        424,533         460,469
Goodwill and other intangible assets, net of accumulated
  amortization of $40,964 and $35,539, respectively.........        401,061         317,041
Deferred financing costs, net of accumulated amortization of
  $12,460 and $6,460, respectively..........................         13,600          23,304
Deferred taxes..............................................          5,057           3,698
Other assets, net...........................................          1,195          10,301
                                                              --------------  -------------
      Total assets..........................................    $ 1,188,837     $ 1,273,657
                                                              ==============  =============

LIABILITIES AND PARENT'S DEFICIT
Current liabilities
  Accounts payable, including related party payables of
    $14,565 and $9,959, respectively........................    $    51,660      $   60,259
  Accrued liabilities.......................................         73,904          41,538
  Subscriber prepayments and deposits.......................          2,799               -
  Short-term debt...........................................          3,057           9,033
  Current portion of other long-term debt...................        177,366           1,574
  Other current liabilities.................................         14,330          10,567
                                                              --------------  -------------
      Total current liabilities.............................        323,116         122,971
Note payable to parent......................................        630,662         446,288
Senior discount notes and senior notes......................        466,241         407,945
Other long-term debt........................................        227,465         437,671
Deferred compensation.......................................         17,631           1,793
Deferred taxes..............................................             67           1,013
Other long-term liabilities, including due to parent of $589
  and $1,322, respectively..................................          6,050           5,470
                                                              --------------  -------------
      Total liabilities.....................................      1,671,232       1,423,151
                                                              --------------  -------------
Commitments and contingencies (Notes 12 and 13)
Minority interests in subsidiaries..........................         68,807          78,279
                                                              --------------  -------------
Parent's deficit
  Common Stock, $0.01 par value, 1,000 shares authorized,
    100 shares issued and outstanding (pledged as collateral
    under parent's senior discount notes)...................             -                -
  Additional paid-in capital................................        734,904         718,517
  Deferred compensation.....................................        (8,904)        (18,343)
  Accumulated deficit.......................................    (1,146,121)       (843,672)
  Other cumulative comprehensive loss.......................      (131,081)        (84,275)
                                                              --------------  -------------
      Total parent's deficit................................      (551,202)       (227,773)
                                                              --------------  -------------

      Total liabilities and parent's deficit................    $ 1,188,837     $ 1,273,657
                                                              ==============  =============

  The accompanying ntoes are an integral part of these consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                 FOR THE YEAR ENDED       FOR THE TEN
                                                                    DECEMBER 31,         MONTHS ENDED
                                                              -------------------------  DECEMBER 31,
                                                                  2000         1999          1998
                                                              ------------  -----------  -------------
Revenue.....................................................    $ 332,298    $ 247,063    $    82,179
Operating expense...........................................    (223,555)    (154,206)       (65,688)
Selling, general and administrative expense.................    (164,396)    (124,841)       (63,615)
Depreciation and amortization...............................    (157,697)    (137,893)       (82,217)
                                                              ------------  -----------  ------------
      Operating loss........................................    (213,350)    (169,877)      (129,341)

Gain on issuance of common equity securities by
  subsidiaries..............................................       66,772      248,361              -
Interest income, including related party income of $798,
  $561 and $497, respectively...............................       17,384        7,477          2,190
Interest expense............................................    (108,635)     (88,579)       (48,339)
Interest expense, related party.............................     (51,510)     (31,222)        (7,536)
Foreign currency exchange loss, net.........................     (35,718)     (25,787)        (1,657)
Provision for losses on investment related costs............      (5,852)      (7,127)        (6,810)
Gain on sale of investments in affiliates...................        6,194           -               -
Other expense, net..........................................     (10,967)        (406)        (2,239)
                                                              ------------  -----------  ------------
      Loss before income taxes and other items..............    (335,682)     (67,160)      (193,732)
Income tax benefit (expense), net...........................        6,323      (2,091)              -
Minority interests in subsidiaries..........................       50,725       14,540            617
Share in results of affiliates, net.........................     (23,815)     (18,341)       (29,102)
                                                              ------------  -----------  ------------
      Net loss..............................................  $ (302,449)   $ (73,052)   $  (222,217)
                                                              ============  ===========  ============

Foreign currency translation adjustments....................  $  (45,648)   $ (20,172)   $   (20,911)
Unrealized holding (losses) gains arising during period:....      (1,158)          799          (505)
                                                              ------------  -----------  ------------
      Comprehensive loss....................................  $ (349,255)   $ (92,425)   $  (243,633)
                                                              ============  ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                  CONSOLIDATED STATEMENTS OF PARENT'S DEFICIT
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                                        OTHER
                                   COMMON STOCK       ADDITIONAL                                      CUMULATIVE
                                -------------------     PAID-IN       DEFERRED       ACCUMULATED    COMPREHENSIVE
                                 SHARES     AMOUNT      CAPITAL     COMPENSATION       DEFICIT           LOSS           TOTAL
                                --------   --------   -----------   -------------   -------------   --------------   ------------
Balances, February 28, 1998...      100     $    -     $ 509,959     $         -     $  (514,990)    $    (43,486)    $  (48,517)

Cash contributions from
  parent......................        -          -        65,982               -               -                -         65,982
Non-cash contributions from
  parent......................        -          -        39,767               -               -                -         39,767
Distribution of net investment
  in subsidiaries to parent,
  at cost.....................        -          -             4               -               -                -              4
Elimination of historical two
  month reporting difference
  due to change in fiscal
  year........................        -          -             -               -         (33,413)               -        (33,413)
Net loss......................        -          -             -               -        (222,217)               -       (222,217)
Change in cumulative
  translation adjustments.....        -          -             -               -               -          (20,911)       (20,911)
Change in unrealized gain on
  available-for-sale
  securities..................        -          -             -               -               -             (505)          (505)
                                 ------     ------     ---------     -----------     -----------     ------------     ----------
Balances, December 31, 1998...      100          -       615,712               -        (770,620)         (64,902)      (219,810)
Cash contributions from
  parent......................        -          -        59,163               -               -                -         59,163
Non-cash contributions from
  parent......................        -          -         2,759               -               -                -          2,759
Equity transactions of
  subsidiaries................        -          -        40,883         (40,883)              -                -              -
Amortization of deferred
  compensation................        -          -             -          22,540               -                -         22,540
Net loss......................        -          -             -               -         (73,052)               -        (73,052)
Change in cumulative
  translation adjustments.....        -          -             -               -               -          (20,172)       (20,172)
Change in unrealized gain on
  available-for-sale
  securities..................        -          -             -               -               -              799            799
                                 ------     ------     ---------     -----------     -----------     ------------     ----------
Balances, December 31, 1999...      100          -       718,517         (18,343)       (843,672)         (84,275)      (227,773)

Cash contributions from
  parent......................        -          -        19,319               -               -                -         19,319
Amortization of deferred
  compensation................        -          -        (2,932)          9,439               -                -          6,507
Net loss......................        -          -             -               -        (302,449)               -       (302,449)
Change in cumulative
  translation adjustments.....        -          -             -               -               -          (45,648)       (45,648)
Change in unrealized gain on
  available-for-sale
  securities..................        -          -             -               -               -           (1,158)        (1,158)
                                 ------     ------     ---------     -----------     -----------     ------------     ----------
Balances, December 31, 2000...      100     $    -     $ 734,904     $    (8,904)    $(1,146,121)    $   (131,081)    $ (551,202)
                                 ======     ======     =========     ===========     ===========     ============     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FOR THE YEAR ENDED           FOR THE TEN
                                                                       DECEMBER 31,             MONTHS ENDED
                                                              -------------------------------   DECEMBER 31,
                                                                   2000             1999            1998
                                                              --------------   --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................   $   (302,449)    $    (73,052)    $  (222,217)
Elimination of historical two month reporting difference due
  to change in fiscal year..................................              -                -         (33,413)
Adjustments to reconcile net loss to net cash flows from
  operating activities:
  Gain on issuance of common equity securities by
    subsidiaries............................................        (66,772)        (248,361)              -
  Share in results of affiliates, net.......................         23,815           18,340          34,423
  Allocation of general, administrative and other expenses
    accounted for as a net contribution of capital by
    parent..................................................              -            8,752           7,899
  Minority interests in subsidiaries........................        (50,725)         (14,540)           (617)
  Exchange rate differences in U.S. dollar-denominated
    securities..............................................         33,577           (7,589)              -
  Depreciation and amortization.............................        157,697          137,893          99,703
  Accretion of interest on senior notes and amortization of
    deferred financing costs................................         65,778           57,681          49,798
  Stock-based compensation expense..........................         25,434           21,507           2,669
  Gain on sale of investments in affiliates.................         (6,194)               -               -
  Provision for losses on investment related costs..........          5,852            7,127           6,342
  Increase in receivables, net..............................         (8,204)         (13,368)         (3,395)
  (Increase) decrease in other assets.......................         (4,980)           9,898          (8,723)
  Increase in accounts payable, accrued liabilities and
    other...................................................         51,867           68,365          26,969
                                                               ------------     ------------     -----------
    Net cash flows from operating activities................        (75,304)         (27,347)        (40,562)
                                                               ------------     ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments...................     (1,587,728)        (273,184)         (3,923)
Proceeds from sale of short-term liquid investments.........      1,723,744            9,172          13,117
Restricted cash (deposited) released, net...................           (200)             344           7,943
Investments in affiliates and other investments.............        (34,520)         (19,490)        (38,346)
New acquisitions, net of cash acquired......................       (154,440)        (272,888)         (9,881)
Capital expenditures........................................       (213,956)        (181,519)        (75,454)
Increase in notes receivable from affiliates................         (3,600)               -               -
Other.......................................................         53,434          (30,324)            953
                                                               ------------     ------------     -----------
    Net cash flows from investing activities................       (217,266)        (767,889)       (105,591)
                                                               ------------     ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock by subsidiaries....................        102,403          292,784               -
Issuance of common stock in connection with subsidiary's
  stock option plans........................................            631              807               -
Retirement of existing senior notes.........................              -             (435)              -
Proceeds from short-term and long-term borrowings...........         57,587          290,928          39,519
Deferred financing costs....................................            (59)          (8,014)           (486)
Repayments of short-term and long-term borrowings...........         (2,702)        (154,185)        (30,183)
Capital contributions from parent...........................         18,198           59,193          65,982
Proceeds from note payable to parent........................        132,864          315,035          60,865
Payment of sellers notes....................................           (391)               -               -
Cash contributed from minority interest partners............              -            2,971               -
                                                               ------------     ------------     -----------
    Net cash flows from financing activities................        308,531          799,084         135,697
                                                               ------------     ------------     -----------
EFFECT OF EXCHANGE RATES ON CASH............................        (11,138)          (2,875)            101
                                                               ------------     ------------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............          4,823              973         (10,355)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............         13,382           12,409          22,764
                                                               ------------     ------------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $     18,205     $     13,382     $    12,409
                                                               ============     ============     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                  FOR THE YEAR ENDED            FOR THE TEN
                                                                     DECEMBER 31,              MONTHS ENDED
                                                              ---------------------------      DECEMBER 31,
                                                                  2000           1999              1998
                                                              ------------   ------------   -------------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest....................................   $   36,960     $   20,642     $           6,223
                                                               ==========     ==========     =================
  Cash received for interest................................   $    1,703     $    3,179     $             558
                                                               ==========     ==========     =================
  Issuance of preferred stock utilized in purchase of
    Australian investments..................................   $        -     $        -     $          29,544
                                                               ==========     ==========     =================

Deconsolidation (2000 and 1998)/consolidation (1999) of New
  Zealand subsidiary:
  Working capital...........................................   $   (7,319)    $   10,162     $           4,159
  Property, plant and equipment.............................       93,202        (80,656)              (26,484)
  (Record) eliminate investment in Saturn...................      (62,857)        21,974                     -
  Goodwill and other assets.................................       35,451         (5,737)               (2,805)
  Notes payable and other debt..............................      (58,529)        54,870                 3,833
  Minority interest.........................................            -              -                11,416
                                                               ----------     ----------     -----------------
      Total cash (relinquished) received....................   $      (52)    $      613     $          (9,881)
                                                               ==========     ==========     =================

  The accompanying notes are an integral part of these consolidated financial statements.

                     UNITED INTERNATIONAL PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

United International Properties, Inc. ("UIPI" or the "Company"), a wholly-owned subsidiary of UnitedGlobalCom, Inc. ("United") was formed on September 21, 1994 in connection with the transaction contemplated by United's offering of 14% senior discount notes (the "Old Notes"). Under United's offering of the Old Notes, United contributed to UIPI, United's interests in certain operating properties and early stage projects in Latin America and Asia/Pacific. UIPI will hold all of United's future investments and development projects in Latin America and Asia/Pacific. The accompanying financial statements have been prepared on a basis of reorganization accounting as though UIPI had performed all foreign development activities and made all acquisitions of the foreign video interests in Latin America and Asia/Pacific since inception. UIPI reflected all of the transfers from United as a capital contribution from parent in the accompanying consolidated financial statements. The following chart presents a summary of the Company's significant investments in telecommunications as of December 31, 2000:

                       UNITED INTERNATIONAL PROPERTIES, INC. ("UIPI")

                   100.0%                                          100.0%

  UNITED ASIA/PACIFIC COMMUNICATIONS, INC.           UNITED LATIN AMERICA, INC. ("ULA")
                   ("UAP") *

                   100.0%

       UNITED AUSTRALIA/PACIFIC, INC.           DISTRIBUTION
               ("UNITED A/P")                   BRAZIL:
                                                  TV Show Brasil                       100.0%
                                                  Jundiai                               49.0%
                    72.9%                       CHILE:
                                                  VTR                                  100.0%
    AUSTAR UNITED COMMUNICATIONS, LIMITED       MEXICO:
              ("AUSTAR UNITED")                   Megapo                                90.3%
                                                PERU:
                                                  Cable Star                           100.0%
DISTRIBUTION                                    URUGUAY:
AUSTRALIA:                                        Enalur                               100.0%
  Austar                               100.0%   CONTENT
  Austar United Broadband              100.0%   LATIN AMERICAN PROGRAMMING:
NEW ZEALAND:                                      MGM Networks LA                       50.0%
  Telstra Saturn                        50.0%
CONTENT
AUSTRALIA:
  XYZ Entertainment                     50.0%
* OTHER UAP
CHINA:
  Hunan International TV                49.0%
PHILIPPINES:
  Pilipino Cable Corporation            19.6%

                     UNITED INTERNATIONAL PROPERTIES, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those subsidiaries for which the Company did not consolidate the results of operations for the entire fiscal year ended December 31, 2000, 1999 and the ten months ended December 31, 1998:

            EFFECTIVE DATE
ENTITY      OF CONSOLIDATION     REASON
------      ------------------   ------
VTR          May 1, 1999         Acquisition of remaining 66.0% interest

Saturn (1)   August 1, 1999      Acquisition of remaining 35.0% interest

----------

(1) Saturn was deconsolidated effective April 1, 2000 in connection with the formation of the 50/50 joint venture, Telstra Saturn.

All significant intercompany accounts and transactions have been eliminated in consolidation.

CHANGE IN FISCAL YEAR-END

Prior to the ten months ended December 31, 1998, the Company's fiscal year-end was February 28, and it accounted for its share of the income or loss of its operating companies based on the calendar year results of each operating company. This created a two month delay in reporting the operating company results in the Company's consolidated results for its fiscal year-end. On February 24, 1999, the Company changed its fiscal year-end from the last day in February to the last day in December, effective December 31, 1998. To effect the transition to the new fiscal year, the combined results of operations of the operating companies for January and February 1998, a loss of $33.4 million, has been reported as a one-time adjustment to retained deficit as of March 1, 1998 in the consolidated statement of parent's deficit. Consequently, the consolidated statement of operations and comprehensive loss presents the consolidated results of the Company and its subsidiaries for the ten months ended December 31, 1998. For comparative purposes, the Company's consolidated revenue, net operating loss and net loss were $74.4, $115.3 and $173.2 million, respectively, for the ten months ended December 31, 1997, and the Company's consolidated revenue, net operating loss and net loss were $95.5, $148.3 and $255.6 million, respectively for the year ended December 31, 1998.

                     UNITED INTERNATIONAL PROPERTIES, INC.

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

                     UNITED INTERNATIONAL PROPERTIES, INC.

The economic lives of property, plant and equipment at acquisition are as follows:

Cable distribution networks.................................  3-20 years
Subscriber premises equipment and converters................  3-10 years
Microwave multi-point distribution system ("MMDS") and
  satellite direct-to-home ("DTH") facilities...............  5-20 years
Office equipment, furniture and fixtures....................  3-10 years
Buildings and leasehold improvements........................  3-33 years
Other.......................................................  3-10 years

Leasehold improvements are depreciated over the shorter of the expected life of the improvements or the initial lease term.

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

SUBSCRIBER PREPAYMENTS AND DEPOSITS

Payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

REVENUE RECOGNITION

Revenue is from the provision of video, voice and Internet access services to subscribers and is recognized in the period the related services are provided.

Initial installation fees are recognized as revenue in the period in which the installation occurs, to the extent installation fees are equal to or less than direct selling costs, which are expensed. To the extent

                     UNITED INTERNATIONAL PROPERTIES, INC.

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

SEC STAFF ACCOUNTING BULLETIN NO. 51 ("SAB 51") ACCOUNTING POLICY

Gains realized as a result of common stock sales by the Company's subsidiaries are recorded in the consolidated statements of operations and comprehensive loss, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method for the Company's subsidiaries stock option plans, which results in compensation expense for the difference between the grant price and the fair market value of vested options at each new measurement date. Austar United has adopted similar stock-based compensation plans for their employees whereby compensation expense is recognized for the difference between the grant price and the fair market value of vested options at each new measurement date. ULA and VTR have also adopted phantom stock-based compensation plans for their employees whereby the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock. Subsequent decreases in the estimated fair value of these vested options will cause a reversal of previous charges taken, until the options are exercised or expire.

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

                     UNITED INTERNATIONAL PROPERTIES, INC.

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries, for which the functional currency is the local currency, are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of parent's deficit and are included in Other Cumulative Comprehensive Loss. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company's operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities. Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in a currency other than their own functional currency. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair market value. Under SFAS 133, accounting for changes in fair market value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of
SFAS 133, which will now be effective for the Company's first quarter 2001.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.  ACQUISITIONS AND OTHER

2000

In March 2000, Austar United sold 20.0 million shares to the public, raising gross and net proceeds at $5.20 per share of $104.0 and $102.4 million, respectively. Based on the carrying value of the Company's investment in Austar United as of March 29, 2000, United recognized a gain of $66.8 million from the resulting step-up in the carrying amount of United's investment in Austar United, in accordance with

                     UNITED INTERNATIONAL PROPERTIES, INC.

SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in Austar United indefinitely.

In April 2000, Saturn merged with Telstra New Zealand Limited, a wholly-owned subsidiary of Telstra Corporation Limited, to form Telstra Saturn.

On October 19, 2000, TVSN Limited ("TVSN") shareholders voted to accept an alliance between TVSN and Austar United. Austar United received 51.2% of the shares in TVSN, on a fully diluted basis, in return for procuring its subsidiaries to carry the TVSN content. For accounting purposes, the Company recorded this as a partial sale of the assets contributed to TVSN, resulting in a gain of $9.9 million. Details of the net assets acquired were as follows (in thousands):

Working capital.............................................   $     (521)
Property, plant and equipment...............................        4,111
Goodwill....................................................       36,225
Notes payable and other debt................................      (13,239)
Minority interest...........................................      (18,142)
Gain on sale of assets......................................       (9,874)
                                                               ----------
                                                               $   (1,440)
                                                               ==========

1999

In April 1999, an indirect wholly owned subsidiary of ULA acquired a 66.0% interest in VTR. This acquisition, combined with the interest in VTR that is owned by another indirect wholly owned subsidiary of the Company, gives the Company an indirect 100% interest in VTR. The purchase price for the 66.0% interest in VTR was approximately $258.2 million in cash. In addition, the Company provided capital for VTR to prepay approximately $125.8 million of existing bank indebtedness and a promissory note from the Company to one of the other shareholders of VTR. Details of the net assets acquired were as follows (in thousands):

Working capital.............................................   $   10,381
Property, plant and equipment...............................      203,154
Goodwill and other intangible assets........................      244,981
Other long-term assets......................................       14,685
Elimination of equity investment in Chilean joint venture...      (69,381)
Long-term liabilities.......................................     (145,641)
                                                               ----------
    Total cash paid.........................................      258,179
Cash acquired...............................................       (5,498)
                                                               ----------
    Net cash paid...........................................   $  252,681
                                                               ==========

In June 1999, the Company's interest in Austar, XYZ Entertainment and Saturn were contributed to Austar United in exchange for new shares issued by Austar United. On July 27, 1999, Austar United acquired the remaining 35.0% interest in Saturn in exchange for approximately 13.7 million of Austar United's shares, thereby increasing Austar United's ownership interest in Saturn from 65.0% to 100%. In addition, Austar United successfully completed an initial public offering selling 103.5 million shares on the Australian Stock Exchange, raising gross and net proceeds at $3.03 per share of $313.6 and $292.8 million, respectively. Based on the carrying value of the Company's investment in Austar United as of July 27, 1999,

                     UNITED INTERNATIONAL PROPERTIES, INC.

United recognized a gain of $248.4 million from the resulting step-up in the carrying amount of United's investment in Austar United, in accordance with SAB
51. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in Austar United indefinitely.

1998

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

In July 1998, Austar acquired certain Australian pay television assets for $6.1 million of the Company's Series B Convertible Preferred Stock.

In September 1998, UAP acquired an additional 25.0% interest in XYZ Entertainment, increasing its ownership interest to 50.0%. The purchase price consisted of $1.2 million in cash and $23.4 million of the Company's Series B Convertible Preferred Stock.

In October 1998, ULA increased its ownership interest in TV Show Brasil from 45.0% to 100% for $11.4 million, half of which was paid in cash, with the remainder financed by the seller.

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  CASH AND CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM LIQUID INVESTMENTS

                                                                 AS OF DECEMBER 31, 2000
                                            -----------------------------------------------------------------
                                                                                SHORT-TERM
                                            CASH AND CASH      RESTRICTED         LIQUID
                                             EQUIVALENTS          CASH         INVESTMENTS         TOTAL
                                            --------------   --------------   --------------   --------------
                                                                     (IN THOUSANDS)
Cash......................................   $     17,520     $        200     $          -     $     17,720
Certificates of deposit...................            685                -          102,023          102,708
Commercial paper..........................              -                -              493              493
Corporate bonds...........................              -                -                -                -
Government securities.....................              -                -              372              372
                                             ------------     ------------     ------------     ------------
    Total.................................   $     18,205     $        200     $    102,888     $    121,293
                                             ============     ============     ============     ============

                                                                 AS OF DECEMBER 31, 1999
                                            -----------------------------------------------------------------
                                                                                SHORT-TERM
                                            CASH AND CASH      RESTRICTED         LIQUID
                                             EQUIVALENTS          CASH         INVESTMENTS         TOTAL
                                            --------------   --------------   --------------   --------------
                                                                     (IN THOUSANDS)
Cash......................................   $     13,382     $        500     $          -     $     13,882
Certificates of deposit...................              -                -          271,041          271,041
Commercial paper..........................              -                -            1,054            1,054
Corporate bonds...........................              -                -            1,005            1,005
Government securities.....................              -                -            1,879            1,879
                                             ------------     ------------     ------------     ------------
    Total.................................   $     13,382     $        500     $    274,979     $    288,861
                                             ============     ============     ============     ============

5.  INVESTMENTS IN AFFILIATES

                                                                AS OF DECEMBER 31, 2000
                                  -----------------------------------------------------------------------------------
                                                    CUMULATIVE        CUMULATIVE        CUMULATIVE
                                                    DIVIDENDS      SHARE IN RESULTS    TRANSLATION
                                  CONTRIBUTIONS      RECEIVED       OF AFFILIATES      ADJUSTMENTS         TOTAL
                                  -------------   --------------   ----------------   --------------   --------------
                                                                    (IN THOUSANDS)
Asia/Pacific:
  XYZ Entertainment.............   $    44,306     $     (5,464)    $     (11,515)     $     (1,387)    $     25,940
  Telstra Saturn................        66,629                -           (24,503)           (5,007)          37,119
  Pilipino Cable Corporation....        17,346                -            (3,388)           (2,588)          11,370
  Hunan International TV........         6,061                -            (2,181)               16            3,896
  Other.........................         2,860                -              (614)             (314)           1,932
Latin America:
  Megapo........................        71,819          (20,862)           (5,282)          (10,135)          35,540
  MGM Networks LA (1)...........        14,076                -           (14,076)                -                -
  Jundiai.......................         7,438           (1,572)              174            (1,808)           4,232
                                   -----------     ------------     -------------      ------------     ------------
    Total.......................   $   230,535     $    (27,898)    $     (61,385)     $    (21,223)    $    120,029
                                   ===========     ============     =============      ============     ============

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                AS OF DECEMBER 31, 1999
                                  -----------------------------------------------------------------------------------
                                                    CUMULATIVE        CUMULATIVE        CUMULATIVE
                                                    DIVIDENDS      SHARE IN RESULTS    TRANSLATION
                                  CONTRIBUTIONS      RECEIVED       OF AFFILIATES      ADJUSTMENTS         TOTAL
                                  -------------   --------------   ----------------   --------------   --------------
                                                                    (IN THOUSANDS)
Asia/Pacific:
  XYZ Entertainment.............   $    44,306     $          -     $     (18,564)     $      2,804     $     28,546
  Pilipino Cable Corporation....        14,950                -            (3,004)           (2,588)           9,358
  Hunan International TV........         6,061                -            (2,477)               16            3,600
  Other.........................           350                -                 -                 -              350
Latin America:
  Megapo........................        32,496           (1,408)           (1,618)           (9,382)          20,088
  MGM Networks LA (1)...........        11,988                -           (11,988)                -                -
  Jundiai.......................         6,032           (1,572)               72            (1,334)           3,198
  Other.........................             2                -                 -                 -                2
                                   -----------     ------------     -------------      ------------     ------------
    Total.......................   $   116,185     $     (2,980)    $     (37,579)     $    (10,484)    $     65,142
                                   ===========     ============     =============      ============     ============

----------

(1) Includes an accrued funding obligation of $2.6 and $3.0 million at December 31, 2000 and 1999, respectively. The Company would face significant and punitive dilution if it did not make the requested fundings.

As of December 31, 2000 and 1999, the Company had the following differences related to the excess of its cost over its proportionate interest in each affiliate's net tangible assets included in the above table. Such differences are being amortized over 15 years.

                                                                     AS OF DECEMBER 31,
                                                -------------------------------------------------------------
                                                            2000                            1999
                                                -----------------------------   -----------------------------
                                                    BASIS        ACCUMULATED        BASIS        ACCUMULATED
                                                  DIFFERENCE     AMORTIZATION     DIFFERENCE     AMORTIZATION
                                                --------------   ------------   --------------   ------------
                                                                       (IN THOUSANDS)
Asia/Pacific:
  XYZ Entertainment...........................   $     22,483     $   (3,159)    $     25,791     $   (1,609)
  Telstra Saturn..............................         21,405           (995)               -              -
Latin America:
  Megapo......................................         33,392         (9,514)          20,518         (6,983)
                                                 ------------     ----------     ------------     ----------
    Total.....................................   $     77,280     $  (13,668)    $     46,309     $   (8,592)
                                                 ============     ==========     ============     ==========

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed financial information for VTR, stated in U.S. dollars, is as follows:

                                                                    AS OF
                                                              DECEMBER 31, 1998
                                                              ------------------
                                                                (IN THOUSANDS)
Cash........................................................   $        11,254
Goodwill, net...............................................           109,464
Property, plant and equipment, net..........................           186,660
Other Assets................................................            33,486
                                                               ---------------
    Total assets............................................   $       340,864
                                                               ===============

Accounts payable and accrued liabilities....................   $        53,877
Bank debt...................................................            88,495
Related party debt..........................................             1,663
Shareholders' equity........................................           196,829
                                                               ---------------
    Total liabilities and shareholders' equity..............   $       340,864
                                                               ===============

                                                                 FOR THE YEAR
                                                                    ENDED
                                                              DECEMBER 31, 1998
                                                              ------------------
                                                                (IN THOUSANDS)
Revenue.....................................................   $       119,005
Operating, selling, general and administrative expense......           (90,983)
Depreciation and amortization...............................           (27,531)
                                                               ---------------
    Net operating loss......................................               491
Other.......................................................           (19,524)
                                                               ---------------
    Net loss................................................   $       (19,033)
                                                               ===============

Condensed financial information for Saturn, stated in U.S. dollars, is as follows:

                                                                    AS OF
                                                              DECEMBER 31, 1998
                                                              ------------------
                                                                (IN THOUSANDS)
Current assets..............................................   $         4,071
Non-current assets..........................................            59,242
                                                               ---------------
    Total assets............................................   $        63,313
                                                               ===============

Current liabilities.........................................   $        33,608
Non-current liabilitities...................................                19
Shareholders' equity........................................            29,686
                                                               ---------------
    Total liabilities and shareholders' equity..............   $        63,313
                                                               ===============

                                                              FOR THE YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              ------------------
                                                                (IN THOUSANDS)
Revenue.....................................................   $          1,693
Expenses....................................................            (16,934)
                                                               ----------------
    Net loss................................................   $        (15,241)
                                                               ================

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  PROPERTY, PLANT AND EQUIPMENT

                                                                    AS OF DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
Cable distribution networks.................................   $    278,840     $    293,370
Subscriber premises equipment and converters................        331,842          297,835
MMDS/DTH distribution facilities............................         61,516           65,328
Office equipment, furniture and fixtures....................         27,424           30,499
Buildings and leasehold improvements........................         18,024           16,103
Other.......................................................         59,624           43,595
                                                               ------------     ------------
                                                                    777,270          746,730
    Accumulated depreciation................................       (352,737)        (286,261)
                                                               ------------     ------------
    Net property, plant and equipment.......................   $    424,533     $    460,469
                                                               ============     ============

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                    AS OF DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
Asia/Pacific:
  Austar United.............................................   $    225,433     $    114,882
Latin America:
  VTR.......................................................        208,725          223,484
  TV Show Brasil............................................          7,688            8,298
  Cable Star................................................              -            5,916
  Enalur....................................................            179                -
                                                               ------------     ------------
                                                                    442,025          352,580
    Accumulated amortization................................        (40,964)         (35,539)
                                                               ------------     ------------
    Net goodwill and other intangible assets................   $    401,061     $    317,041
                                                               ============     ============

8.  SENIOR DISCOUNT NOTES

                                                                    AS OF DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
United A/P Notes............................................   $    466,241     $    407,945
                                                               ------------     ------------
    Total senior discount notes and senior notes............   $    466,241     $    407,945
                                                               ============     ============

UNITED A/P NOTES

The 14.0% senior notes were issued by United A/P in May 1996 and September 1997 at a discount from their principal amount of $488.0 million, resulting in gross proceeds of $255.0 million. On and after May 15, 2001, cash interest will accrue and will be payable semi-annually on each May 15 and November 15, commencing November 15, 2001. The United A/P Notes are due May 15, 2006. Effective May 16, 1997, the interest rate on these notes increased by an additional 0.75% per annum to 14.75%. On

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

October 14, 1998, United A/P consummated an equity sale resulting in gross proceeds to United A/P of $70.0 million, reducing the interest rate from 14.75% to 14.0% per annum. Due to the increase in the interest rate effective May 16, 1997 until consummation of the equity sale, the United A/P Notes will accrete to an aggregate principal amount of $492.9 million.

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

9.  OTHER LONG-TERM DEBT

                                                                    AS OF DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
VTR Bank Facility...........................................   $    176,000     $    176,000
Austar Bank Facility........................................        223,501          202,703
Other UAP...................................................          4,759           59,948
Other ULA...................................................            571              594
                                                               ------------     ------------
                                                                    404,831          439,245
  Less current portion......................................       (177,366)          (1,574)
                                                               ------------     ------------
  Total other long-term debt................................   $    227,465     $    437,671
                                                               ============     ============

VTR BANK FACILITY

In April 1999, VTR entered into a $220.0 million term loan facility in connection with the VTR Acquisition. The facility was amended in June 2000, reducing the aggregate principal amount to $176.0 million. The VTR Bank Facility bears interest of London Interbank Offered Rate ("LIBOR") plus a margin of 5.0% and matures on April 29, 2002. The VTR Bank Facility indenture restricts certain investments and payments, including a ceiling on capital expenditures per fiscal year, as well as requires VTR to maintain certain financial ratios on a quarterly basis, such as total debt to EBITDA, debt service coverage, senior debt to EBITDA (as defined by the term loan agreement), interest coverage and minimum telephone revenue amounts.

AUSTAR BANK FACILITY

In April 1999, Austar executed a A$400.0 million syndicated senior secured debt facility to refinance the existing bank facility and to fund Austar's subscriber acquisition and working capital needs. The Austar Bank Facility consists of two sub-facilities: (i) A$200.0 million amortizing term facility ("Tranche 1") and
(ii) A$200.0 million cash advance facility ("Tranche 2"). Tranche 1 was used to refinance the existing bank facility, and Tranche 2 is available upon the contribution of additional equity on a 2:1 debt-to-equity basis. The Austar Bank Facility bears interest at the professional market rate in Australia plus a margin ranging from 1.75% to 2.25% based upon certain debt to cash flow ratios. The Austar Bank Facility is fully repayable pursuant to an amortization schedule beginning December 31, 2002 and ending March 31, 2006. As of December 31, 2000, Austar had drawn the entire amount of the facility.

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FAIR VALUE OF SENIOR DISCOUNT NOTES, SENIOR NOTES AND OTHER LONG-TERM DEBT

Fair value is based on market prices for the same or similar issues.

                                                                 CARRYING
                                                                  VALUE          FAIR VALUE
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
As of December 31, 2000:
  United A/P Notes..........................................   $    466,241     $    320,365
  VTR Bank Facility.........................................        176,000          176,000
  Austar Bank Facility......................................        223,501          223,501
  Other UAP and ULA.........................................          5,330            5,330
                                                               ------------     ------------
    Total...................................................   $    871,072     $    725,196
                                                               ============     ============

                                                                 CARRYING
                                                                  VALUE          FAIR VALUE
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
As of December 31, 1999:
  United A/P Notes..........................................   $    407,945     $    414,008
  VTR Bank Facility.........................................        176,000          176,000
  Austar Bank Facility......................................        202,703          202,703
  Other UAP and ULA.........................................         60,542           60,542
                                                               ------------     ------------
    Total...................................................   $    847,190     $    853,253
                                                               ============     ============

DEBT MATURITIES

The maturities of the Company's senior discount notes, senior notes and other long-term debt are as follows (in thousands):

Year Ended December 31, 2001................................   $    177,366
Year Ended December 31, 2002................................          8,578
Year Ended December 31, 2003................................         40,264
Year Ended December 31, 2004................................         63,597
Year Ended December 31, 2005................................         76,278
Thereafter..................................................        504,989
                                                               ------------
    Total...................................................   $    871,072
                                                               ============

OTHER FINANCIAL INSTRUMENTS

Interest rate swap agreements are used by the Company from time to time to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on the Company's assessment of the market, and generally are used to convert floating-rate debt to fixed-rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, the Company has interest rate swaps managing interest rate exposure on the Austar Bank Facility. The swaps related to the Austar Bank Facility effectively convert an aggregate principal amount of $83.8 million of variable-rate, long-term debt into fixed-rate borrowings.

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. NOTE PAYABLE TO PARENT

                                                                  AS OF            AS OF
                                                               DECEMBER 31,     DECEMBER 31,
                                                                   2000             1999
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
Note payable to parent, including accrued interest of
  $94,269 and $42,760, respectively.........................   $    630,662     $    446,288
                                                               ============     ============

In December 1995, United loaned the Company $29.8 million in connection with the purchase of the remaining interest of Austar. The loan accrues interest at 14.0% per annum. Although the terms of the loan state that it is due on demand, United does not intend to demand payment during the next fiscal year. Therefore, the loan and related accrued interest are classified as long-term.

United loaned the Company $506.6 million in connection with funding the general operations of ULA as well as repayment of a portion of the ULA Revolving Credit Facility. The United loan accrues interest at 10.75% per annum. Although the terms of the loan state that it is due on demand, United does not intend to demand payment during the next fiscal year. Therefore, the loan and related accrued interest are classified as long-term.

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

11. PARENT'S DEFICIT

COMMON STOCK

Authorized capital consists of 1,000 shares of Common Stock, $.01 par value, 100 shares issued and outstanding, held by United. Such shares have been pledged as collateral under United's 1998 Notes.

CUMULATIVE TRANSLATION ADJUSTMENTS

During the year ended December 31, 2000, the Company recorded a negative change in cumulative translation adjustments of $45.6 million, primarily due to
(i) the strengthening of the U.S. dollar compared to the Australian dollar of approximately 12.2% and (ii) the strengthening of the U.S. dollar compared to the Chilean peso of approximately 6.3%.

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

EQUITY TRANSACTIONS OF SUBSIDIARIES

Variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
Variable plan accounting for stock options..................   $          -     $     40,883
Deferred compensation expense...............................              -          (40,883)
Amortization of deferred compensation.......................          6,507           22,540
                                                               ------------     ------------
    Total...................................................   $      6,507     $     22,540
                                                               ============     ============

OTHER CUMULATIVE COMPREHENSIVE LOSS

                                                                    AS OF DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
Foreign currency translation adjustments....................   $   (130,568)    $    (84,920)
Unrealized gain on available-for-sale securities............           (513)             645
                                                               ------------     ------------
    Total...................................................   $   (131,081)    $    (84,275)
                                                               ============     ============

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

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of phantom stock option activity for the UAP Plan is as follows:

                                                FOR THE YEAR ENDED                 FOR THE TEN MONTHS ENDED
                                                 DECEMBER 31, 1999                     DECEMBER 31, 1998
                                        -----------------------------------   -----------------------------------
                                                              WEIGHTED-                             WEIGHTED-
                                                               AVERAGE                               AVERAGE
                                             NUMBER         EXERCISE PRICE         NUMBER         EXERCISE PRICE
                                        ----------------   ----------------   ----------------   ----------------
Outstanding at beginning of the
  period..............................        1,779,500     $        10.00                  -     $            -
Granted during the period.............           65,000     $        10.00          1,779,500     $        10.00
Cancelled during the period...........       (1,844,500)    $        10.00                  -     $            -
Exercised during the period...........                -     $            -                  -     $            -
                                         --------------     --------------     --------------     --------------
Outstanding at end of the period......                -     $            -          1,779,500     $        10.00
                                         ==============     ==============     ==============     ==============
Exercisable at end of the period......                -     $            -            584,063     $        10.00
                                         ==============     ==============     ==============     ==============

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                            FOR THE YEAR ENDED                        FOR THE TEN MONTHS ENDED
                                            DECEMBER 31, 1999                            DECEMBER 31, 1998
                                ------------------------------------------   ------------------------------------------
                                                   FAIR         EXERCISE                        FAIR         EXERCISE
        EXERCISE PRICE             NUMBER         VALUE          PRICE          NUMBER         VALUE          PRICE
------------------------------  ------------   ------------   ------------   ------------   ------------   ------------
Equal to market price.........       65,000     $    10.00     $    10.00      1,779,500     $    10.00     $    10.00
                                 ==========     ==========     ==========     ==========     ==========     ==========

AUSTAR UNITED PLAN

On June 17, 1999, Austar United established a stock option plan (the "Austar United Plan"). Effective on Austar United's initial public offering date of July 27, 1999, certain employees of United and Austar United were granted options under the Austar United Plan in direct proportion to their previous holding of UAP options under the UAP Plan along with retroactive vesting through the initial public offering date to reflect vesting under the UAP Plan. The maximum term of options granted under the Austar United Plan is ten years. The options vest in equal monthly increments over a four-year period following the date of grant. Under the Austar United Plan, options to purchase a total of 28,760,709 shares have been authorized, of which 1,115,580 were available for grant.

Pro forma information regarding net loss is required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"). This information is required to be determined as if Austar United had accounted for its Austar United Plan under the fair value method of SFAS 123. The fair value of options granted for the years ended December 31, 2000 and 1999 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Risk-free interest rate.....................................        5.27%         5.81%
Expected liives.............................................    7 years       7 years
Expected volatility.........................................       55.48%        40.44%
Expected dividend yield.....................................           0%            0%

                     UNITED INTERNATIONAL PROPERTIES, INC.

Based on the above assumptions, the total fair value of options granted was approximately $3.1 and $57.7 million for the years ended December 31, 2000 and 1999, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized using the straight-line method over the vesting period of the options. Had the Austar United Plan been accounted for under SFAS 123, net loss would have been affected by the following pro forma amounts:

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
Net (loss) income:
  As reported...............................................   $   (302,449)    $    (73,052)
                                                               ============     ============
  Pro forma.................................................   $   (313,970)    $    (65,113)
                                                               ============     ============

A summary of stock option activity for the Austar United Plan is as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------------
                                                     2000                                   1999
                                     ------------------------------------   ------------------------------------
                                                           WEIGHTED-                              WEIGHTED-
                                                            AVERAGE                                AVERAGE
                                         NUMBER         EXERCISE PRICE          NUMBER         EXERCISE PRICE
                                     --------------   -------------------   --------------   -------------------
                                                          (AUSTRALIAN                            (AUSTRALIAN
                                                           DOLLARS)                               DOLLARS)
Outstanding at beginning of the
  period...........................     24,845,031     A$           2.27                -     A$              -
Granted during the period..........      2,967,500     A$           2.33       25,631,736     A$           2.26
Cancelled during the period........       (851,652)    A$           4.39         (102,455)    A$           3.75
Exercised during the period........       (310,330)    A$           3.09         (684,250)    A$           1.83
                                      ------------     -----------------     ------------     -----------------
Outstanding at end of the period...     26,650,549     A$           2.20       24,845,031     A$           2.27
                                      ============     =================     ============     =================
Exercisable at end of the period...     17,279,095     A$           2.01       11,564,416     A$           1.90
                                      ============     =================     ============     =================

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------------------------------------
                                                2000                                           1999
                             ------------------------------------------   ----------------------------------------------
                                                FAIR         EXERCISE                           FAIR          EXERCISE
      EXERCISE PRICE            NUMBER         VALUE          PRICE           NUMBER           VALUE           PRICE
---------------------------  ------------   ------------   ------------   --------------   --------------   ------------
                                               (AUSTRALIAN DOLLARS)                            (AUSTRALIAN DOLLARS)
Less than market price.....    2,627,500     A$    1.60     A$    1.75       22,334,236     A$      3.58     A$    1.91
Equal to market price......       10,000     A$    3.86     A$    6.25        3,222,500     A$      2.47     A$    4.70
Greater than market
  price....................      330,000     A$    3.75     A$    6.80           75,000     A$      2.43     A$    4.70
                              ----------     ----------     ----------     ------------     ------------     ----------
    Total..................    2,967,500     A$    1.85     A$    2.33       25,631,736     A$      3.43     A$    2.26
                              ==========     ==========     ==========     ============     ============     ==========

                     UNITED INTERNATIONAL PROPERTIES, INC.

The following table summarizes information about the Austar United Plan options outstanding and exercisable at December 31, 2000:

                                             OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                            ------------------------------------------------------   ----------------------------------
                                                 WEIGHTED-
                                                  AVERAGE            WEIGHTED-                            WEIGHTED-
                                                 REMAINING            AVERAGE                              AVERAGE
   EXERCISE PRICE RANGE                      CONTRACTUAL LIFE        EXERCISE                             EXERCISE
   (AUSTRALIAN DOLLARS)         NUMBER            (YEARS)              PRICE             NUMBER             PRICE
--------------------------  --------------   -----------------   -----------------   --------------   -----------------
                                                                    (AUSTRALIAN                          (AUSTRALIAN
                                                                     DOLLARS)                             DOLLARS)
A$1.75 - A$1.80...........     23,166,646          8.71           A$         1.79       16,090,607     A$         1.80
A$4.70....................      3,163,174          8.59           A$         4.70        1,114,790     A$         4.70
A$6.25 - A$6.43...........        250,729          9.30           A$         6.42           61,875     A$         6.42
A$7.55 - A$8.28...........         70,000          9.30           A$         8.18           11,823     A$         8.27
                             ------------     ---------------     ---------------     ------------     ---------------
    Total.................     26,650,549          8.70           A$         2.20       17,279,095     A$         2.01
                             ============     ===============     ===============     ============     ===============

The Austar United Plan was accounted for as a variable plan prior to Austar United's initial public offering, and as a fixed plan effective July 27, 1999. For the years ended December 31, 2000 and 1999, $9.4 million and $4.9 million, respectively, of compensation expense was recognized by Austar United in the statement of operations and comprehensive loss.

ULA PLAN

In April 1998, ULA's Board of Directors approved a stock option plan (the "ULA Plan") which permits the grant of phantom stock options or the grant of stock options to purchase up to 2,500,000 shares of ULA's Class A Common Stock. The options vest in equal monthly increments over a four-year period following the date of grant. Concurrent with approval of the ULA Plan, ULA's Board granted phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of ULA stock and the option base price per share. The ULA Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. For the years ended December 31, 2000 and 1999 and the ten months ended
December 31, 1998, ULA recognized $8.0, $(1.0) and $2.7 million in compensation (credit) expense related to these phantom options, respectively. Actual cash paid upon exercise of these phantom options was $1.8, $0.6 and $1.1 million for the years ended December 31, 2000 and 1999 and the ten months ended
December 31, 1998, respectively.

                     UNITED INTERNATIONAL PROPERTIES, INC.

A summary of phantom stock option activity for the ULA Plan is as follows:

                                          FOR THE YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------------------        FOR THE TEN MONTHS ENDED
                                     2000                                1999                          DECEMBER 31, 1998
                       --------------------------------   ----------------------------------   ----------------------------------
                                          WEIGHTED-                            WEIGHTED-                             WEIGHTED-
                                           AVERAGE                              AVERAGE                               AVERAGE
                          NUMBER       EXERCISE PRICE         NUMBER        EXERCISE PRICE          NUMBER         EXERCISE PRICE
                       ------------   -----------------   --------------   -----------------   -----------------   --------------
Outstanding at
  beginning of the
  period.............    1,062,687     $          7.17        1,188,417     $          5.77                   -     $         -
Granted during the
  period.............      630,000     $         18.41          340,000     $          8.86           1,785,500     $      5.63
Cancelled during the
  period.............       (5,834)    $          8.98         (328,647)    $          4.84            (317,296)    $      5.47
Exercised during the
  period.............     (184,576)    $          8.77         (137,083)    $          4.81            (279,787)    $      5.19
                        ----------     ---------------     ------------     ---------------     ---------------     -----------
Outstanding at end of
  the period.........    1,502,277     $         11.68        1,062,687     $          7.17           1,188,417     $      5.77
                        ==========     ===============     ============     ===============     ===============     ===========
Exercisable at end of
  the period.........      472,109     $          5.54          381,561     $          5.87             268,730     $      4.86
                        ==========     ===============     ============     ===============     ===============     ===========

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                FOR THE YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------
                                        2000                                      1999
                       ---------------------------------------   ---------------------------------------
                                        FAIR        EXERCISE                      FAIR        EXERCISE
   EXERCISE PRICE        NUMBER         VALUE         PRICE        NUMBER         VALUE         PRICE
---------------------  -----------   -----------   -----------   -----------   -----------   -----------
Equal to market
  price..............     630,000     $   18.41     $   18.41       340,000     $    8.86     $    8.86
Greater than market
  price..............           -     $       -     $       -             -     $       -     $       -
                        ---------     ---------     ---------     ---------     ---------     ---------
    Total............     630,000     $   18.41     $   18.41       340,000     $    8.86     $    8.86
                        =========     =========     =========     =========     =========     =========


                              FOR THE TEN MONTHS ENDED
                                  DECEMBER 31, 1998
                       ---------------------------------------
                                        FAIR        EXERCISE
   EXERCISE PRICE        NUMBER         VALUE         PRICE
---------------------  -----------   -----------   -----------
Equal to market
  price..............     945,500     $    5.81     $    5.81
Greater than market
  price..............     840,000     $    4.26     $    5.43
                        ---------     ---------     ---------
    Total............   1,785,500     $    5.08     $    5.63
                        =========     =========     =========

The following table summarizes information about the ULA Plan phantom options outstanding and exercisable at December 31, 2000:

                                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                  ----------------------------------------------------   ------------------------------
                                                   WEIGHTED-AVERAGE
                                                      REMAINING          WEIGHTED-                        WEIGHTED-
                                                     CONTRACTUAL          AVERAGE                          AVERAGE
                                                         LIFE             EXERCISE                         EXERCISE
      EXERCISE PRICE RANGE            NUMBER           (YEARS)             PRICE           NUMBER           PRICE
--------------------------------  --------------   ----------------   ----------------   -----------   ----------------
$ 4.26..........................        304,672               6.43     $         4.26       266,172     $         4.26
$ 4.96..........................        100,000               6.43     $         4.96        87,500     $         4.96
$ 8.81..........................         85,105               8.42     $         8.81        30,104     $         8.81
$ 8.86..........................        295,000               9.01     $         8.86        82,083     $         8.86
$ 8.98..........................        137,500               7.72     $         8.98         6,250     $         8.98
$19.23..........................        580,000               9.93     $        19.23             -     $            -
                                   ------------     --------------     --------------     ---------     --------------
    Total.......................      1,502,277               8.52     $        11.68       472,109     $         5.54
                                   ============     ==============     ==============     =========     ==============

                     UNITED INTERNATIONAL PROPERTIES, INC.

VTR PLAN

VTR's Board of Directors approved a stock option plan (the "VTR Plan") effective May 1, 1999 which permits the grant of phantom stock options or the grant of stock options to purchase up to 1,505,000 shares of VTR's Common Stock. The options vest in equal monthly increments over a four-year period following the date of grant. Concurrent with approval of the VTR Plan, VTR's Board granted phantom stock options to certain employees which gives the employee the right with respect to vested options to receive a cash payment equal to the difference between the fair market value of a share of VTR stock and the option base price per share. The VTR Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. For the year ended December 31, 2000, VTR recognized $8.0 million in compensation expense related to these phantom options. Actual cash paid upon exercise of these phantom options was $0.2 million for the year ended December 31, 2000.

A summary of phantom stock option activity for the VTR Plan is as follows:

                                                                      FOR THE YEAR ENDED
                                                                      DECEMBER 31, 2000
                                                              ----------------------------------
                                                                                   WEIGHTED-
                                                                                    AVERAGE
                                                                  NUMBER        EXERCISE PRICE
                                                              --------------   -----------------
Outstanding at beginning of the period......................              -     $             -
Granted during the period...................................      1,295,000     $         16.49
Cancelled during the period.................................        (73,022)    $         15.00
Exercised during the period.................................        (71,978)    $         15.00
                                                               ------------     ---------------
Outstanding at end of the period............................      1,150,000     $         16.67
                                                               ============     ===============
Exercisable at end of the period............................        237,793     $         15.76
                                                               ============     ===============

                     UNITED INTERNATIONAL PROPERTIES, INC.

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                                          FOR THE YEAR ENDED
                                                                          DECEMBER 31, 2000
                                                              ------------------------------------------
                                                                                 FAIR         EXERCISE
                       EXERCISE PRICE                            NUMBER         VALUE          PRICE
------------------------------------------------------------  ------------   ------------   ------------
Equal to market price.......................................    1,295,000     $    16.49     $    16.49
                                                               ==========     ==========     ==========

The following table summarizes information about the VTR Plan phantom options outstanding and exercisable at December 31, 2000:

                                               OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                               ---------------------------------------------------   --------------------------------
                                              WEIGHTED-AVERAGE       WEIGHTED-                          WEIGHTED-
                                                 REMAINING            AVERAGE                            AVERAGE
                                              CONTRACTUAL LIFE       EXERCISE                           EXERCISE
       EXERCISE PRICE             NUMBER          (YEARS)              PRICE            NUMBER            PRICE
-----------------------------  ------------   ----------------   -----------------   ------------   -----------------
$15.00.......................    1,025,000         8.89           $         15.00        226,127     $         15.00
$30.40.......................      125,000         9.54           $         30.40         11,666     $         30.40
                                ----------     --------------     ---------------     ----------     ---------------
    Total....................    1,150,000         8.97           $         16.67        237,793     $         15.76
                                ==========     ==============     ===============     ==========     ===============

12. COMMITMENTS

The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled $3.9, $5.8 and $2.0 million for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998, respectively.

The Company has operating lease obligations and other non-cancelable commitments as follows (in thousands):

Year ended December 31, 2001................................   $   13,222
Year ended December 31, 2002................................       10,647
Year ended December 31, 2003................................        8,910
Year ended December 31, 2004................................        8,073
Year ended December 31, 2005................................        8,493
Thereafter..................................................       17,818
                                                               ----------
    Total...................................................   $   67,163
                                                               ==========

                     UNITED INTERNATIONAL PROPERTIES, INC.

The Company has minimum fixed MMDS license fees and programming license fees payable annually at Austar United as follows (in thousands):

Year ended December 31, 2001................................   $   17,771
Year ended December 31, 2002................................       17,771
Year ended December 31, 2003................................       17,771
Year ended December 31, 2004................................       17,771
Year ended December 31, 2005................................       17,771
Thereafter..................................................       35,543
                                                               ----------
    Total...................................................   $  124,398
                                                               ==========

A subsidiary of Austar has renegotiated a September 1997 five-year agreement to lease a satellite transponder to include the leasing of an additonal transponder. Satellite fees payable annually are approximately as follows (in thousands):

Year ended December 31, 2001................................   $    6,070
Year ended December 31, 2002................................        7,016
Year ended December 31, 2003................................        7,711
Year ended December 31, 2004................................        7,711
Year ended December 31, 2005................................        7,711
Thereafter..................................................       69,397
                                                               ----------
    Total...................................................   $  105,616
                                                               ==========

13. CONTINGENCIES

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

The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to SAB 51 gains, the non-consolidation of consolidated foreign subsidiaries for United States tax purposes, international rate differences and the current non-deductibility of interest expense on United A/P's senior notes. For investments in foreign corporations accounted for under the equity method,

                     UNITED INTERNATIONAL PROPERTIES, INC.

taxable income (loss) generated by these affiliates does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $110.5 and $51.0 million at December 31, 2000 and 1999, respectively).

The Company's United States tax net operating losses, totaling approximately $221.5 million at December 31, 2000, expire beginning in 2005 through 2020. The Company's tax net operating loss carryforwards of its consolidated foreign subsidiaries as of December 31, 2000 totaled $205.1 million and $169.0 million for UAP and ULA, respectively. The significant components of deferred tax assets and liabilities are as follows:

                                                                  AS OF DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------   ------------
                                                                    (IN THOUSANDS)
Deferred tax assets:
  Tax net operating loss carryforward of consolidated
    foreign subsidiaries....................................   $ 100,034     $  171,835
  Company's U.S. tax net operating loss carryforward........      84,153         66,674
  Accrued interest expense on the United A/P Notes..........      72,323         52,040
  Investment valuation allowance and other..................       3,187          3,465
  Basis difference in marketable equity securities..........       3,076          3,074
  Deferred compensation and severence.......................       2,359          2,103
  Stock-based compensation..................................       4,345            622
  Other.....................................................       6,512          5,918
                                                               ---------     ----------
      Total deferred tax assets.............................     275,989        305,731
  Valuation allowance.......................................    (261,952)      (294,602)
                                                               ---------     ----------
  Deferred tax assets, net of valuation allowance...........      14,037         11,129
                                                               ---------     ----------

Deferred tax liabilities:
  Intangible assets.........................................           -            (64)
  Property, plant and equipment, net........................      (6,069)        (5,245)
  Other.....................................................         (82)        (1,016)
                                                               ---------     ----------
      Total deferred tax liabilities........................      (6,151)        (6,325)
                                                               ---------     ----------
      Deferred tax assets, net..............................   $   7,886     $    4,804
                                                               =========     ==========

Of the Company's 2000 consolidated loss before income taxes and other items, $296.0 million is derived from the Company's foreign operations. The difference between income tax expense (benefit) provided in

                     UNITED INTERNATIONAL PROPERTIES, INC.

the financial statements and the expected income tax expense (benefit) at statutory rates is reconciled as follows:

                                                                 FOR THE YEAR ENDED        FOR THE TEN
                                                                    DECEMBER 31,          MONTHS ENDED
                                                             --------------------------   DECEMBER 31,
                                                                 2000          1999           1998
                                                             ------------   -----------   -------------
                                                                           (IN THOUSANDS)
Expected income tax benefit at the U.S. statutory
  rate of 35%..............................................   $ (117,489)    $ (21,806)    $  (68,022)
Tax effect of permanent and other differences:
  Change in valuation allowance............................       88,685        73,334         65,588
  Gain on issuance of common equity securities by
    subsidiaries...........................................      (25,373)      (94,377)             -
  International rate differences...........................       35,637        18,985           (855)
  Non-deductible expenses and other........................       18,410        18,543          4,279
  Book/tax basis differences associated with foreign
    investments............................................        1,991           788          1,176
  State tax, net of federal benefit........................      (10,070)       (1,869)        (5,830)
  Non-deductible interest accretion on the United A/P
    Notes..................................................        1,886         1,693          2,148
  Amortization of licenses.................................            -           923          1,516
  Gain on sale of equity investment in subsidiary..........            -         5,877              -
                                                              ----------     ---------     ----------
    Total income tax (benefit) expense.....................   $   (6,323)    $   2,091     $        -
                                                              ==========     =========     ==========

The Company through its subsidiaries maintains a presence in 8 countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the United States, such as a value added tax system. The Company has accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to the Company and its subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the United States or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax current and future operations of the Company and its subsidiaries.

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. SEGMENT INFORMATION

                                                                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                                ---------------------------------------------------------------------------------
                                                   VIDEO         VOICE       INTERNET       CONTENT        OTHER         TOTAL
                                                -----------   -----------   -----------   -----------   -----------   -----------
                                                                                 (IN THOUSANDS)
REVENUE:
  Asia/Pacific:
    Australia.................................   $ 163,094     $     732     $   4,189     $       -     $   4,410     $ 172,425
    New Zealand...............................         844         3,166           878             -             -         4,888
    Corporate and other.......................           -             -             -             -             -             -
                                                 ---------     ---------     ---------     ---------     ---------     ---------
      Total Asia/Pacific......................     163,938         3,898         5,067             -         4,410       177,313
                                                 ---------     ---------     ---------     ---------     ---------     ---------
  Latin America:
    Chile.....................................     113,400        33,497         1,270             -             -       148,167
    Brazil....................................       4,797             -             -             -             -         4,797
    Corporate and other.......................       1,945             -             1             -            75         2,021
                                                 ---------     ---------     ---------     ---------     ---------     ---------
      Total Latin America.....................     120,142        33,497         1,271             -            75       154,985
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Corporate and other.......................           -             -             -             -             -             -
                                                 ---------     ---------     ---------     ---------     ---------     ---------
      Total Consolidated Revenue..............   $ 284,080     $  37,395     $   6,338     $       -     $   4,485     $ 332,298
                                                 =========     =========     =========     =========     =========     =========
ADJUSTED EBITDA: (1)
  Asia/Pacific:
    Australia.................................   $ (12,333)    $  (3,482)    $ (21,255)    $       -     $  (6,528)    $ (43,598)
    New Zealand...............................        (253)         (357)          248             -        (1,344)       (1,706)
    Corporate and other.......................           -             -             -             -          (434)         (434)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
      Total Asia/Pacific......................     (12,586)       (3,839)      (21,007)            -        (8,306)      (45,738)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
  Latin America:
    Chile.....................................      36,672        (8,890)       (2,350)            -       (12,850)       12,582
    Brazil....................................        (854)            -             -             -             -          (854)
    Corporate and other.......................      (1,023)            -             -             -         4,814         3,791
                                                 ---------     ---------     ---------     ---------     ---------     ---------
      Total Latin America.....................      34,795        (8,890)       (2,350)            -        (8,036)       15,519
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Corporate and other.......................           -             -             -             -             -             -
                                                 ---------     ---------     ---------     ---------     ---------     ---------
      Total Consolidated Adjusted EBITDA......   $  22,209     $ (12,729)    $ (23,357)    $       -     $ (16,342)    $ (30,219)
                                                 =========     =========     =========     =========     =========     =========

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                     FOR THE YEAR ENDED DECEMBER 31, 1999
                                               ---------------------------------------------------------------------------------
                                                  VIDEO         VOICE       INTERNET       CONTENT        OTHER         TOTAL
                                               -----------   -----------   -----------   -----------   -----------   -----------
                                                                                (IN THOUSANDS)
REVENUE:
  Asia/Pacific:
    Australia................................   $ 145,602     $       -     $       -     $       -     $       -     $ 145,602
    New Zealand..............................       1,279         4,107             -             -           734         6,120
    Corporate and other......................           -             -             -             -           242           242
                                                ---------     ---------     ---------     ---------     ---------     ---------
      Total Asia/Pacific.....................     146,881         4,107             -             -           976       151,964
                                                ---------     ---------     ---------     ---------     ---------     ---------
  Latin America:
    Chile....................................      77,476         9,881            87             -             -        87,444
    Brazil...................................       4,637             -             -             -             -         4,637
    Corporate and other......................       2,428             -             -             -           590         3,018
                                                ---------     ---------     ---------     ---------     ---------     ---------
      Total Latin America....................      84,541         9,881            87             -           590        95,099
                                                ---------     ---------     ---------     ---------     ---------     ---------
  Corporate and other........................           -             -             -             -             -             -
                                                ---------     ---------     ---------     ---------     ---------     ---------
      Total Consolidated Revenue.............   $ 231,422     $  13,988     $      87     $       -     $   1,566     $ 247,063
                                                =========     =========     =========     =========     =========     =========
ADJUSTED EBITDA: (1)
  Asia/Pacific:
    Australia................................   $ (10,005)    $       -     $       -     $       -     $  (4,381)    $ (14,386)
    New Zealand..............................        (918)       (1,160)            -             -           (47)       (2,125)
    Corporate and other......................           -             -             -             -        (1,031)       (1,031)
                                                ---------     ---------     ---------     ---------     ---------     ---------
      Total Asia/Pacific.....................     (10,923)       (1,160)            -             -        (5,459)      (17,542)
                                                ---------     ---------     ---------     ---------     ---------     ---------
  Latin America:
    Chile....................................      17,744        (2,604)            -             -             -        15,140
    Brazil...................................      (2,462)            -             -             -             -        (2,462)
    Corporate and other......................      (1,210)            -             -             -        (4,403)       (5,613)
                                                ---------     ---------     ---------     ---------     ---------     ---------
      Total Latin America....................      14,072        (2,604)            -             -        (4,403)        7,065
                                                ---------     ---------     ---------     ---------     ---------     ---------
  Corporate and other........................           -             -             -             -             -             -
                                                ---------     ---------     ---------     ---------     ---------     ---------
      Total Consolidated Adjusted EBITDA.....   $   3,149     $  (3,764)    $       -     $       -     $  (9,862)    $ (10,477)
                                                =========     =========     =========     =========     =========     =========

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                          FOR THE TEN MONTHS ENDED DECEMBER 31, 1998
                              ---------------------------------------------------------------------------------------------------
                                  VIDEO            VOICE           INTERNET         CONTENT           OTHER            TOTAL
                              --------------   --------------   --------------   --------------   --------------   --------------
                                                                        (IN THOUSANDS)
REVENUE:
  Asia/Pacific:
    Australia...............   $     74,209     $          -     $          -     $          -     $          -     $     74,209
    New Zealand.............              -                -                -                -                -                -
    Corporate and other.....          3,213                -                -                -                -            3,213
                               ------------     ------------     ------------     ------------     ------------     ------------
      Total Asia/Pacific....         77,422                -                -                -                -           77,422
                               ------------     ------------     ------------     ------------     ------------     ------------
  Latin America:
    Chile...................              -                -                -                -                -                -
    Corporate and other.....          4,135                -                -                -              622            4,757
                               ------------     ------------     ------------     ------------     ------------     ------------
      Total Latin America...          4,135                -                -                -              622            4,757
                               ------------     ------------     ------------     ------------     ------------     ------------
  Corporate and other.......              -                -                -                -                -                -
                               ------------     ------------     ------------     ------------     ------------     ------------
        Total Consolidated
          Revenue...........   $     81,557     $          -     $          -     $          -     $        622     $     82,179
                               ============     ============     ============     ============     ============     ============
ADJUSTED EBITDA: (1)
  Asia/Pacific:
    Australia...............   $    (31,093)    $          -     $          -     $          -     $          -     $    (31,093)
    New Zealand.............              -                -                -                -                -                -
    Corporate and other.....              -                -                -                -           (2,440)          (2,440)
                               ------------     ------------     ------------     ------------     ------------     ------------
      Total Asia/Pacific....        (31,093)               -                -                -           (2,440)         (33,533)
                               ------------     ------------     ------------     ------------     ------------     ------------
  Latin America:
    Chile...................              -                -                -                -                -                -
    Corporate and other.....         (2,969)               -                -                -           (6,834)          (9,803)
                               ------------     ------------     ------------     ------------     ------------     ------------
      Total Latin America...         (2,969)               -                -                -           (6,834)          (9,803)
                               ------------     ------------     ------------     ------------     ------------     ------------
  Corporate and other.......              -                -                -                -           (1,209)          (1,209)
                               ------------     ------------     ------------     ------------     ------------     ------------
        Total Consolidated
          Adjusted EBITDA...   $    (34,062)    $          -     $          -     $          -     $    (10,483)    $    (44,545)
                               ============     ============     ============     ============     ============     ============

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                         AS OF AND FOR THE PERIOD ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------------------------
                                                   2000                                               1999
                             ------------------------------------------------   ------------------------------------------------
                                                  LONG-                                              LONG-
                                CAPITAL           LIVED            TOTAL           CAPITAL           LIVED            TOTAL
                              EXPENDITURES        ASSETS           ASSETS        EXPENDITURES        ASSETS           ASSETS
                             --------------   --------------   --------------   --------------   --------------   --------------
                                                                       (IN THOUSANDS)
  Europe:
    Corporate and other....   $          -     $          -     $          -     $          -     $          -     $          -
  Asia/Pacific:
    Australia..............        113,786          124,479          520,693           94,513          123,617          563,627
    New Zealand............              -                -                -           23,306           95,777           76,139
    Corporate and other....             55            4,657           63,929            3,014            8,051           54,218
                              ------------     ------------     ------------     ------------     ------------     ------------
      Total Asia/Pacific...        113,841          129,136          584,622          120,833          227,445          693,984
                              ------------     ------------     ------------     ------------     ------------     ------------
  Latin America:
    Chile..................         96,808          273,595          521,812           53,120          213,146          489,638
    Brazil.................          1,384            4,970           17,039            4,399            5,679           17,172
    Corporate and other....          1,923           16,832           65,364            3,167           14,199           72,863
                              ------------     ------------     ------------     ------------     ------------     ------------
      Total Latin
        America............        100,115          295,397          604,215           60,686          233,024          579,673
                              ------------     ------------     ------------     ------------     ------------     ------------
    Corporate and other....              -                -                -                -                -                -
                              ------------     ------------     ------------     ------------     ------------     ------------
        Total Company......   $    213,956     $    424,533     $  1,188,837     $    181,519     $    460,469     $  1,273,657
                              ============     ============     ============     ============     ============     ============

                               AS OF AND FOR THE PERIOD ENDED DECEMBER 31,
                             ------------------------------------------------
                                                   1998
                             ------------------------------------------------
                                                  LONG-
                                CAPITAL           LIVED            TOTAL
                              EXPENDITURES        ASSETS           ASSETS
                             --------------   --------------   --------------
                                              (IN THOUSANDS)
  Europe:
    Corporate and other....   $          -     $          -     $      6,639
  Asia/Pacific:
    Australia..............         71,197          110,351          181,169
    New Zealand............              -                -           23,789
    Corporate and other....            337               61           48,992
                              ------------     ------------     ------------
      Total Asia/Pacific...         71,534          110,412          253,950
                              ------------     ------------     ------------
  Latin America:
    Chile..................              -                -           84,975
    Brazil.................              -                -           73,048
    Corporate and other....          3,238           11,715                -
                              ------------     ------------     ------------
      Total Latin
        America............          3,238           11,715          158,023
                              ------------     ------------     ------------
    Corporate and other....            682            7,944           13,543
                              ------------     ------------     ------------
        Total Company......   $     75,454     $    130,071     $    432,155
                              ============     ============     ============

                     UNITED INTERNATIONAL PROPERTIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company's consolidated Adjusted EBITDA reconciles to the consolidated statement of operations and comprehensive loss as follows:

                                                                                                 FOR THE TEN
                                                                    FOR THE YEARS ENDED             MONTHS
                                                                       DECEMBER 31,                 ENDED
                                                              -------------------------------    DECEMBER 31,
                                                                   2000             1999             1998
                                                              --------------   --------------   --------------
                                                                               (IN THOUSANDS)
Operating loss..............................................   $   (213,350)    $   (169,877)    $   (129,431)
Depreciation and amortization...............................        157,697          137,893           82,217
Stock-based compensation expense............................         25,434           21,507            2,669
                                                               ------------     ------------     ------------
  Consolidated Adjusted EBITDA (1)..........................   $    (30,219)    $    (10,477)    $    (44,545)
                                                               ============     ============     ============

------------
(1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock based compensation charges. Stock-based compensation charges result from variable plan accounting for our subsidiaries' phantom stock option plans and are generally non-cash charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidy under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To UnitedGlobalCom, Inc.:

We have audited the accompanying consolidated balance sheets of United
Europe, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive
(loss) income, parent's equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998 (see
Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United
Europe, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Denver, Colorado

March 30, 2001

                              UNITED EUROPE, INC.
                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT PAR VALUE AND NUMBER OF SHARES)

                                                                    AS OF DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
ASSETS
Current assets
  Cash and cash equivalents.................................   $  1,481,225     $  1,031,880
  Restricted cash...........................................            391           17,242
  Subscriber receivables, net of allowance for doubtful
    accounts of $53,025 and $16,859, respectively...........        141,111           60,234
  Other receivables, including related party receivables of
    $4,773 and $12,191, respectively........................        155,683           95,473
  Inventory.................................................        118,675           66,819
  Other current assets, net.................................         76,579           73,382
                                                               ------------     ------------
      Total current assets..................................      1,973,664        1,345,030
Marketable equity securities and other investments..........         97,552          627,244
Investments in affiliates, accounted for under the equity
  method, net...............................................        636,293          244,367
Property, plant and equipment, net of accumulated
  depreciation of $567,346 and $195,329, respectively.......      3,325,477        1,920,361
Goodwill and other intangible assets, net of accumulated
  amortization of $407,048 and $134,594, respectively. .....      4,753,846        2,627,761
Deferred financing costs, net of accumulated amortization of
  $31,778 and $5,974, respectively..........................        165,379           78,348
Other assets, net...........................................         11,038            1,743
                                                               ------------     ------------
      Total assets..........................................   $ 10,963,249     $  6,844,854
                                                               ============     ============

LIABILITIES AND PARENT'S EQUITY
Current liabilities
  Accounts payable, including related party payables of $708
    and $2,802, respectively................................   $    537,660     $    252,428
  Accrued liabilities.......................................        541,645          274,857
  Subscriber prepayments and deposits.......................         93,497           41,466
  Short-term debt...........................................         48,151          164,263
  Current portion of other long-term debt...................         16,557           50,606
                                                               ------------     ------------
      Total current liabilities.............................      1,237,510          783,620
Senior discount notes and senior notes......................      4,373,993        2,761,065
Other long-term debt........................................      3,126,720        1,166,780
Deferred compensation.......................................          9,829           53,032
Deferred taxes..............................................          8,170           16,061
Other long-term liabilities.................................         25,457           19,446
                                                               ------------     ------------
      Total liabilities.....................................      8,781,679        4,800,004
                                                               ------------     ------------
Commitments and contingencies (Notes 12 and 13)
Minority interests in subsidiaries..........................      1,815,761          789,691
                                                               ------------     ------------
Parent's equity
  Common Stock, $0.01 par value, 1,000 shares authorized,
    100 shares issued and outstanding (pledged as collateral
    under parent's senior discount notes)...................              -                -
  Additional paid-in capital................................      1,077,650          724,797
  Deferred compensation.....................................       (108,232)        (101,653)
  Accumulated deficit.......................................       (503,241)         394,472
  Other cumulative comprehensive (loss) income..............       (100,368)         237,543
                                                               ------------     ------------
      Total parent's equity.................................        365,809        1,255,159
                                                               ------------     ------------

      Total liabilities and parent's equity.................   $ 10,963,249     $  6,844,854
                                                               ============     ============

   The accompanying notes are an integral part of these financial statements.

                              UNITED EUROPE, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
                                 (IN THOUSANDS)

                                                                    FOR THE YEAR ENDED           FOR THE TEN
                                                                       DECEMBER 31,              MONTHS ENDED
                                                              -------------------------------    DECEMBER 31,
                                                                   2000             1999             1998
                                                              --------------   --------------   --------------
Revenue.....................................................   $    918,634     $    473,422     $    172,287
Operating expense...........................................       (658,614)        (309,277)         (57,123)
Selling, general and administrative expense.................       (522,564)        (493,916)        (234,680)
Depreciation and amortization...............................       (657,470)        (280,442)         (76,550)
                                                               ------------     ------------     ------------
      Operating loss........................................       (920,014)        (610,213)        (196,066)
Gain on issuance of common equity securities by
  subsidiaries..............................................         60,959        1,260,478                -
Interest income.............................................         42,134           29,458            3,440
Interest expense............................................       (682,321)        (194,512)         (38,524)
Interest expense, related party.............................              -           (1,719)          (6,022)
Foreign currency exchange (loss) gain, net..................       (180,157)         (13,714)             233
Provision for losses on investment related costs............              -                -           (3,131)
Other income (expense), net.................................          7,388           (7,544)           1,715
                                                               ------------     ------------     ------------
      (Loss) income before income taxes and other items.....     (1,672,011)         462,234         (238,355)
Income tax (expense) benefit, net...........................         (3,426)           1,893             (610)
Minority interests in subsidiaries..........................        883,823          345,904              793
Share in results of affiliates, net.........................       (106,099)         (31,908)         (25,679)
                                                               ------------     ------------     ------------
      Net (loss) income.....................................   $   (897,713)    $    778,123     $   (263,851)
                                                               ============     ============     ============
Foreign currency translation adjustments....................   $      1,290     $   (111,252)    $     (1,787)
Unrealized holding (losses) gains arising during period.....       (339,201)         350,151           23,350
                                                               ------------     ------------     ------------
      Comprehensive (loss) income...........................   $ (1,235,624)    $  1,017,022     $   (242,288)
                                                               ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                              UNITED EUROPE, INC.
              CONSOLIDATED STATEMENTS OF PARENT'S EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                                                       OTHER
                                    COMMON STOCK      ADDITIONAL                                     CUMULATIVE
                                   ---------------     PAID-IN        DEFERRED      ACCUMULATED    COMPREHENSIVE
                                   SHARES   AMOUNT     CAPITAL      COMPENSATION      DEFICIT      (LOSS) INCOME        TOTAL
                                   ------   ------   ------------   -------------   ------------   --------------   -------------
Balances, February 28, 1998......    100     $  -     $  329,463     $         -     $ (102,844)    $    (22,919)    $   203,700

Non-cash contributions from
  parent.........................      -        -          3,825               -              -                -           3,825
Gain on deemed issuance of stock
  by subsidiary..................      -        -          5,786               -              -                -           5,786
Elimination of historical two
  month reporting difference due
  to change in fiscal year.......      -        -              -               -        (16,956)               -         (16,956)
Net loss.........................      -        -              -               -       (263,851)               -        (263,851)
Change in cumulative translation
  adjustments....................      -        -              -               -              -           (1,787)         (1,787)
Change in unrealized gain on
  available-for-sale
  securities.....................      -        -              -               -              -           23,350          23,350
                                    ----     ----     ----------     -----------     ----------     ------------     -----------
Balances, December 31, 1998......    100        -        339,074               -       (383,651)          (1,356)        (45,933)
Cash contributions from parent...      -        -        (17,345)              -              -                -         (17,345)
Non-cash contributions from
  parent.........................      -        -         16,907               -              -                -          16,907
Equity transactions of
  subsidiaries...................      -        -        386,161        (180,757)             -                -         205,404
Amortization of deferred
  compensation...................      -        -              -          79,104              -                -          79,104
Net income.......................      -        -              -               -        778,123                -         778,123
Change in cumulative translation
  adjustments....................      -        -              -               -              -         (111,252)       (111,252)
Change in unrealized gain on
  available-for-sale
  securities.....................      -        -              -               -              -          350,151         350,151
                                    ----     ----     ----------     -----------     ----------     ------------     -----------
Balances, December 31, 1999......    100        -        724,797        (101,653)       394,472          237,543       1,255,159
Cash contributions from parent...      -        -        250,638               -              -                -         250,638
Equity transactions of
  subsidiaries...................      -        -        127,927           7,467              -                -         135,394
Amortization of deferred
  compensation...................      -        -        (25,712)        (14,046)             -                -         (39,758)
Net loss.........................      -        -              -               -       (897,713)               -        (897,713)
Change in cumulative translation
  adjustments....................      -        -              -               -              -            1,290           1,290
Change in unrealized gain on
  available-for-sale
  securities.....................      -        -              -               -              -         (339,201)       (339,201)
                                    ----     ----     ----------     -----------     ----------     ------------     -----------
Balances, December 31, 2000......    100     $  -     $1,077,650     $  (108,232)    $ (503,241)    $   (100,368)    $   365,809
                                    ====     ====     ==========     ===========     ==========     ============     ===========

   The accompanying notes are an integral part of these financial statements.

                              UNITED EUROPE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   FOR THE YEAR ENDED          FOR THE TEN
                                                                      DECEMBER 31,            MONTHS ENDED
                                                              -----------------------------   DECEMBER 31,
                                                                  2000            1999            1998
                                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................   $  (897,713)    $   778,123     $  (263,851)
Elimination of historical two month reporting difference due
  to change in fiscal year..................................             -               -         (16,956)
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
  Gain on issuance of common equity securities by
    subsidiaries............................................       (60,959)     (1,260,478)              -
  Share in results of affiliates, net.......................       106,099          31,908          31,903
  Allocation of general, administrative and other expenses
    accounted for as a net contribution of capital by
    parent..................................................             -           3,395           3,825
  Minority interests in subsidiaries........................      (883,823)       (345,904)           (569)
  Exchange rate differences in U.S. dollar-denominated
    securities..............................................       131,596          43,409          (6,359)
  Depreciation and amortization.............................       657,470         280,442          92,986
  Accretion of interest on senior notes and amortization of
    deferred financing costs................................       284,652          49,980           4,640
  Stock-based compensation (credit) expense.................       (68,617)        202,227         162,124
  Provision for losses on investment related costs..........             -               -           3,131
  Increase in receivables, net..............................       (59,780)        (78,921)         (9,919)
  Increase in other assets..................................       (52,129)        (46,997)         (5,364)
  Increase in accounts payable, accrued liabilities and
    other...................................................       359,424         226,741          54,064
                                                               -----------     -----------     -----------
      Net cash flows from operating activities..............      (483,780)       (116,075)         49,655
                                                               -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term liquid investments...................       (44,014)       (267,809)              -
Restricted cash released (deposited), net...................        14,548          (3,578)         19,576
Investments in affiliates and other investments.............      (313,557)       (354,036)       (100,665)
Proceeds from sale of investments in affiliated companies...             -          18,000          19,968
New acquisitions, net of cash acquired......................    (1,549,220)     (2,048,911)       (109,881)
Capital expenditures........................................    (1,599,276)       (612,232)       (141,547)
                                                               -----------     -----------     -----------
      Net cash flows from investing activities..............    (3,491,519)     (3,268,566)       (312,549)
                                                               -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock by subsidiaries....................             -       2,331,522               -
Issuance of convertible preferred stock by subsidiary.......       990,000               -               -
Issuance of common stock in connection with subsidiaries'
  stock option plans........................................         4,688          17,346               -
Proceeds from offering of senior notes and senior discount
  notes.....................................................     1,612,200       2,540,813               -
Proceeds from short-term and long-term borrowings...........     4,270,682         773,651         281,648
Deferred financing costs....................................      (146,345)        (78,886)         (5,037)
Repayments of short-term and long-term borrowings...........    (2,465,859)     (1,122,854)       (138,175)
(Payment on) proceeds from note payable to parent...........             -         (80,587)         86,468
Payment of sellers notes....................................             -         (18,000)              -
Capital contribution from parent............................       251,046         (17,345)              -
Cash paid to minority interest partners.....................             -               -            (253)
                                                               -----------     -----------     -----------
      Net cash flows from financing activities..............     4,516,412       4,345,660         224,651
                                                               -----------     -----------     -----------
EFFECT OF EXCHANGE RATES ON CASH............................       (91,768)         55,215           4,723
                                                               -----------     -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............       449,345       1,016,234         (33,520)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     1,031,880          15,646          49,166
                                                               -----------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $ 1,481,225     $ 1,031,880     $    15,646
                                                               ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                              UNITED EUROPE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED           FOR THE TEN
                                                                  DECEMBER 31,             MONTHS ENDED
                                                         -------------------------------   DECEMBER 31,
                                                              2000             1999            1998
                                                         --------------   --------------   -------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest...............................   $    326,634     $     80,480     $    34,706
                                                          ============     ============     ===========
  Cash received for interest...........................   $     34,515     $     26,248     $     3,513
                                                          ============     ============     ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of EWT/TSS via issuance of subsidiary
    shares.............................................   $    622,261     $          -     $         -
                                                          ============     ============     ===========
  Acquisition of Cignal Global Communications via
    issuance of subsidiary shares......................   $    205,117     $          -     $         -
                                                          ============     ============     ===========
  Seller note for purchase of system in Hungary........   $          -     $          -     $    18,000
                                                          ============     ============     ===========

   The accompanying notes are an integral part of these financial statements.

                              UNITED EUROPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

United Europe, Inc. (the "Company" or "UEI") provides video, telephone and Internet access services, which the Company refers to as "Distribution", in numerous European countries, and related content and other media services in a growing number of European markets. The Company is a wholly-owned subsidiary of UnitedGlobalCom, Inc. ("United"). The following chart presents a summary of the Company's significant investments in telecommunications as of December 31, 2000:

                          UNITED EUROPE, INC. ("UEI")
                                     52.6%
                 UNITED PAN-EUROPE COMMUNICATIONS, N.V. ("UPC")
DISTRIBUTION
AUSTRIA:
  Telekabel Group                                                          95.0%
BELGIUM:
  UPC Belgium                                                             100.0%
CZECH REPUBLIC:
  UPC Czech                                                               100.0%
FRANCE:
  UPC France                                                               92.0%
GERMANY:
  PrimaCom                                                                 25.0%
  EWT/TSS Group                                                            51.0%
HUNGARY:
  UPC Magyarorszag                                                        100.0%
  Monor                                                                    98.9%
ISRAEL:
  Tevel                                                                    46.6%
MALTA:
  Melita                                                                   50.0%
THE NETHERLANDS:
  UPC Nederland                                                           100.0%
NORWAY:
  UPC Norge                                                               100.0%
POLAND:
  UPC Polska                                                              100.0%
ROMANIA:
  UPC Romania                                                      51.0% - 70.0%
SLOVAK REPUBLIC:
  UPC Slovak                                                      95.0% - 100.0%
SWEDEN:
  UPC Sweden                                                              100.0%
CHELLO BROADBAND                                                          100.0%
PRIORITY CLEC
SPAIN:
  Munditelecom                                                             50.1%
NORWAY:
  El Tele Ostfold                                                         100.0%
THE NETHERLANDS
  PRIORITY TELECOM                                                        100.0%
MEDIA AND CONTENT
CZECH REPUBLIC/SLOVAK REPUBLIC/HUNGARY:
  UPC Direct Programming B.V.                                             100.0%
IRELAND:
  Tara                                                                     80.0%
THE NETHERLANDS:
  UPCtv                                                                   100.0%
POLAND:
  Wizja TV B.V.                                                           100.0%
SPAIN:
  Iberian Programming                                                      50.0%
UNITED KINGDOM/CENTRAL EUROPE:
  UPC Broadcast Centre                                                    100.0%
UNITED KINGDOM:
  Xtra Music                                                               50.0%
OTHER:
  SBS                                                                      23.5%

                              UNITED EUROPE, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those subsidiaries for which the Company did not consolidate the results of operations for the entire fiscal year ended December 31, 2000, 1999 and the ten months ended December 31, 1998:

                                          EFFECTIVE DATE
ENTITY                                    OF CONSOLIDATION       REASON
------                                    --------------------   ------
K&T Group (UPC Nederland)                 March 31, 2000         Acquisition
El Tele Ostfold                           March 1, 2000          Acquisition
Intercomm (UPC France)                    March 1, 2000          Acquisition of 92.0% interest
Tebecai (UPC Nederland)                   February 1, 2000       Acquisition
Monor                                     December 1, 1999       Acquisition
Kabel Plus (UPC Czech)                    October 1, 1999        Acquisition
A2000 (UPC Nederland)                     September 1, 1999      Acquisition of remaining 50.0% interest
Time Warner Cable France (UPC France)     September 1, 1999      Acquisition
Stjarn (UPC Sweden)                       August 1, 1999         Acquisition
Videopole (UPC France)                    August 1, 1999         Acquisition
@Entertainment (UPC Polska)               August 1, 1999         Acquisition
GelreVision (UPC Nederland)               June 1, 1999           Acquisition
RCF (UPC France)                          June 1, 1999           Acquisition
UPC Slovensko (UPC Slovak)                June 1, 1999           Acquisition
UTH (UPC Nederland) (1)                   February 1, 1999       Acquisition of remaining 49.0% interest

----------

(1) Prior to the acquisition date, the equity method of accounting was used because of certain minority shareholder's rights.

All significant intercompany accounts and transactions have been eliminated in consolidation.

CHANGE IN FISCAL YEAR-END

Prior to the ten months ended December 31, 1998, the Company's fiscal year-end was February 28, and it accounted for its share of the income or loss of its operating companies based on the calendar year results of each operating company. This created a two month delay in reporting the operating company results in the Company's consolidated results for its fiscal year-end. On February 24, 1999, the Company changed its fiscal year-end from the last day in February to the last day in December, effective December 31, 1998. To effect the transition to the new fiscal year, the combined results of operations of the operating companies for January and February 1998, a loss of $17.0 million, has been reported as a one-time adjustment to the

                              UNITED EUROPE, INC.

retained deficit as of March 1, 1998 in the consolidated statement of parent's equity (deficit). Consequently, the consolidated statement of operations and comprehensive (loss) income presents the consolidated results of the Company and its subsidiaries for the ten months ended December 31, 1998. For comparative purposes, the Company's consolidated revenue, net operating loss and net loss were $9.9, $2.3 and $36.8 million, respectively, for the ten months ended December 31, 1997 and the Company's consolidated revenue, net operating loss and net loss were $203.1, $200.4 and $280.8 million, respectively, for the year ended December 31, 1998.

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

                              UNITED EUROPE, INC.

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

The economic lives of property, plant and equipment at acquisition are as follows:

Cable distribution networks.................................  3-20 years
Subscriber premises equipment and converters................  3-10 years
Microwave multi-point distribution system ("MMDS") and
  satellite direct-to-home ("DTH") facilities...............  5-20 years
Office equipment, furniture and fixtures....................  3-10 years
Buildings and leasehold improvements........................  3-33 years
Other.......................................................  3-10 years

Leasehold improvements are depreciated over the shorter of the expected life of the improvements or the initial lease term.

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

RECOVERABILITY OF TANGIBLE AND INTANGIBLE ASSETS

The Company evaluates the carrying value of all long-lived tangible and intangible assets whenever events or circumstances indicate the carrying value of assets may exceed their recoverable amounts. An impairment loss is recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset. Measurement of an impairment loss is based on fair value of the asset computed using discounted cash flows if the asset is expected to be held and used. Measurement of an impairment loss for an asset held for sale would be based on fair market value less estimated costs to sell.

DEFERRED FINANCING COSTS

Costs to obtain debt financing are capitalized and amortized over the life of the debt facility using the effective interest method.

                              UNITED EUROPE, INC.

SUBSCRIBER PREPAYMENTS AND DEPOSITS

Payments received in advance for distribution services are deferred and recognized as revenue when the associated services are provided. Deposits are recorded as a liability upon receipt and refunded to the subscriber upon disconnection.

REVENUE RECOGNITION

Revenue from the provision of video, voice and Internet access services to customers is recognized in the period the related services are provided.

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

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of subscriber receivables. Concentrations of credit risk with respect to subscriber receivables are limited due to the Company's large number of customers and their dispersion across many different countries.

SEC STAFF ACCOUNTING BULLETIN NO. 51 ("SAB 51") ACCOUNTING POLICY

Gains realized as a result of common stock sales by the Company's subsidiaries are recorded in the consolidated statements of operations and comprehensive
(loss) income, except for any transactions which must be credited directly to equity in accordance with the provisions of SAB 51.

STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method for the Company's subsidiaries' stock option plans, which results in compensation expense for the difference between the grant price and the fair market value of vested options at each new measurement date. UPC and CHELLO BROADBAND have adopted similar stock-based compensation plans for their employees. UPC, CHELLO BROADBAND and PRIORITY TELECOM have also adopted phantom stock-based compensation plans for their employees whereby the rights conveyed to employees are the substantive equivalents to stock appreciation rights. Accordingly, compensation expense is recognized at each financial statement date based on the difference between the grant price and the estimated fair value of the respective subsidiary's common stock. Subsequent decreases in the estimated fair value of these vested options will cause a reversal of previous charges taken, until the options are exercised or expire.

                              UNITED EUROPE, INC.

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

FOREIGN OPERATIONS AND FOREIGN EXCHANGE RATE RISK

The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company, except for countries which have experienced hyper-inflationary economies. For countries which have hyper-inflationary economies, the financial statements are prepared in U.S. dollars. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of parent's equity (deficit) and are included in Other Cumulative Comprehensive
(Loss) Income. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company's operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line below cash flows from financing activities. Certain of the Company's foreign operating companies have notes payable and notes receivable that are denominated in a currency other than their own functional currency. Accordingly, the Company may experience economic loss and a negative impact on earnings and equity with respect to its holdings solely as a result of foreign currency exchange rate fluctuations.

NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair market value. Under SFAS 133, accounting for changes in fair market value of a derivative depends on its intended use and designation. In June 1999, the FASB approved Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amends the effective date of
SFAS 133, which will now be effective for the Company's first quarter 2001.

                              UNITED EUROPE, INC.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

3.  ACQUISITIONS AND OTHER

2000

In February 2000, UPC acquired Intercomm France Holding S.A. for $35.6 million in cash and shares in UPC France. Following the transaction, UPC controls 92.0% of UPC France. In connection with this acquisition, UPC issued shares worth $20.0 million. Based on the carrying value of the Company's investment in UPC as of February 23, 2000, the Company recognized a gain of $6.8 million from the resulting step-up in the carrying amount of the Company's investment in UPC, in accordance with SAB 51.

In February 2000, UPC acquired 100% of Tebecai in The Netherlands for $70.4 million.

In February 2000, UPC acquired 100% of the equity of El Tele Ostfold and Vestfold from certain energy companies in Norway for $39.2 million.

In March 2000, UPC acquired 100% of Kabel Haarlem in The Netherlands for $59.8 million.

In March 2000, UPC acquired K&T Group in The Netherlands for consideration of $1.0 billion. Details of the net assets acquired, based on the preliminary purchase price allocation, were as follows (in thousands):

Property, plant and equipment...............................  $   227,845
Investments in affiliated companies.........................        8,430
Goodwill....................................................      786,436
Long-term liabilities.......................................     (225,439)
Net current liabilities.....................................       (8,129)
Receivables acquired........................................      216,904
                                                              -----------
    Net cash paid...........................................  $ 1,006,047
                                                              ===========

In October 2000, UPC acquired, through its subsidiary UPC Germany, 100% of the EWT/TSS Group for $829.7 million. Under the UPC Germany shareholders agreement, the 49.0% shareholder has been provided with an option to put his interest in UPC Germany to UPC in exchange for 13,241,499 of UPC's ordinary shares A. The option expires March 31, 2003. UPC has the option to pay for the put, if exercised, in either its shares or cash. Details of the net assets acquired, based on the preliminary purchase price allocation, were as follows (in thousands):

Property, plant and equipment...............................  $    67,930
Goodwill and other intangibles..............................      828,689
Long-term liabilities.......................................      (40,286)
Net current liabilities and other...........................      (26,651)
                                                              -----------
    Total consideration.....................................      829,682
UPC Germany shares..........................................     (622,261)
                                                              -----------
    Net cash paid...........................................  $   207,421
                                                              ===========

In November 2000, PRIORITY TELECOM acquired through a merger and exchange offer Cignal Global Communications ("Cignal"), a United States based provider of global network services. In the stock-based deal, PRIORITY TELECOM acquired 100% of Cignal in exchange for a 16.0% interest in PRIORITY TELECOM. Under

                              UNITED EUROPE, INC.

the terms of the shareholder's agreement, UPC granted the Cignal shareholders an option to put their interest in PRIORITY TELECOM back to UPC if an initial public offering for PRIORITY TELECOM is not consummated by October 1, 2001. The value to be paid by UPC upon exercise of the put is the greater of the fair market value of the Cignal shareholders' interest in PRIORITY TELECOM or $200.0 million. UPC has the option to pay for the put, if exercised, in either UPC shares or cash.

1999

In February 1999, UPC successfully completed an initial public offering selling
133.8 million shares on the Amsterdam Stock Exchange and The Nasdaq Stock Market, Inc. ("Nasdaq"), raising gross and net proceeds at $10.93 per share of $1,463.0 and $1,364.1 million, respectively. Concurrent with the offering, a third party exercised an option and acquired approximately 4.7 million ordinary shares of UPC, resulting in proceeds to UPC of $45.0 million. Based on the carrying value of the Company's investment in UPC as of February 11, 1999, UEI recognized a gain of $822.1 million from the resulting step-up in the carrying amount of UEI's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in UPC indefinitely.

In August 1998, UPC merged its Dutch cable television and telecommunications assets with those of the Dutch energy company NUON, forming a new company, UTH (the "UTH Transaction"). The transaction was accounted for as a formation of a joint venture with NUON's and UPC's net assets recorded at their historical carrying values. Although UPC retained a 51.0% economic and voting interest in UTH, because of joint governance on most significant operating decisions, UPC accounted for its investment in UTH using the equity method of accounting. Details of the net assets contributed were as follows (in thousands):

Working capital.............................................   $      1,871
Investments in affiliated companies.........................        (96,866)
Property, plant and equipment...............................        (85,037)
Goodwill and other intangible assets........................        (78,515)
Senior secured notes and other debt.........................        111,553
Other liabilities...........................................         17,417
                                                               ------------
    Total net assets contributed............................   $   (129,577)
                                                               ============

On February 17, 1999, UPC acquired the remaining 49.0% of UTH from NUON (the "NUON Transaction") for $265.7 million. In addition, UPC repaid NUON a
$17.1 million subordinated loan, including accrued interest, dated December 23, 1998, owed by UTH to NUON. The purchase of NUON's interest and payment of the loan were funded with proceeds from UPC's initial public offering. Effective February 1, 1999, UPC began consolidating the results of operations of UTH. Details of the net assets acquired were as follows (in thousands):

Property, plant and equipment...............................   $    210,013
Investments in affiliated companies.........................         46,830
Goodwill....................................................        256,749
Long-term liabilities.......................................       (242,536)
Net current liabilities.....................................         (5,384)
                                                               ------------
    Total cash paid.........................................        265,672
Cash acquired...............................................        (13,629)
                                                               ------------
    Net cash paid...........................................   $    252,043
                                                               ============

                              UNITED EUROPE, INC.

The following unaudited pro forma condensed consolidated operating results for the year ended December 31, 1999 and the ten months ended December 31, 1998 give effect to the UTH Transaction and the NUON Transaction as if they had occurred at the beginning of the periods presented. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                   FOR THE YEAR ENDED             FOR THE TEN MONTHS ENDED
                                                    DECEMBER 31, 1999                 DECEMBER 31, 1998
                                             -------------------------------   -------------------------------
                                               HISTORICAL       PRO FORMA        HISTORICAL       PRO FORMA
                                             --------------   --------------   --------------   --------------
                                                                      (IN THOUSANDS)
Revenue....................................   $    473,422     $    483,539     $    172,287     $    253,295
                                              ============     ============     ============     ============
Net income (loss)..........................   $    778,123     $    773,428     $   (263,851)    $   (299,708)
                                              ============     ============     ============     ============

In June 1999, UPC acquired SKT spol s.r.o. in the Slovak Republic for $43.3 million.

In June 1999, UPC acquired 100% of GelreVision in The Netherlands for $109.8 million. Details of the net assets acquired were as follows (in thousands):

Property, plant and equipment...............................   $     49,407
Goodwill....................................................         67,335
Net current liabilities.....................................         (2,682)
Long-term liabilities.......................................         (4,236)
                                                               ------------
    Total cash paid.........................................        109,824
Cash acquired...............................................           (136)
                                                               ------------
    Net cash paid...........................................   $    109,688
                                                               ============

In June 1999, UPC acquired 95.7% of RCF in France for $27.1 million.

In July 1999, UPC acquired UPC Sweden (formerly known as Stjarn) for a purchase price of $397.0 million, of which $100.0 million was paid in the form of a one-year note with interest at 8.0% per year and the balance was paid in cash. Details of the net assets acquired were as follows (in thousands):

Property, plant and equipment...............................   $     43,171
Goodwill....................................................        442,094
Net current liabilities.....................................        (55,997)
Long-term liabilities.......................................        (32,268)
                                                               ------------
    Total purchase price....................................        397,000
Seller's note...............................................       (100,000)
                                                               ------------
      Total cash paid.......................................        297,000
Cash acquired...............................................         (3,792)
                                                               ------------
      Net cash paid.........................................   $    293,208
                                                               ============

In August 1999, UPC acquired through UPC France 100% of Videopole for a total purchase price of $135.1 million. The purchase price was paid in cash
($69.9 million) and 2.9 million ordinary shares of UPC ($65.2 million). Based on the carrying value of the Company's investment in UPC as of July 31, 1999, UEI recognized a gain of $34.9 million from the resulting step-up in the carrying amount of UEI's investment in

                              UNITED EUROPE, INC.

UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in UPC indefinitely.

In August 1999, UPC acquired 100% of UPC Polska (formerly known as @Entertainment) for $807.0 million in cash. Details of the net assets acquired were as follows (in thousands):

Net current assets..........................................   $   51,239
Property, plant and equipment...............................      196,178
Goodwill....................................................      986,814
Long-term liabilities.......................................     (448,566)
Other.......................................................       21,335
                                                               ----------
    Total cash paid.........................................      807,000
Cash acquired...............................................      (62,507)
                                                               ----------
    Net cash paid...........................................   $  744,493
                                                               ==========

The following unaudited pro forma condensed consolidated operating results for the year ended December 31, 1999 and the ten months ended December 31, 1998 give effect to the acquisition of UPC Polska as if it had occurred at the beginning of each period presented. This unaudited pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would actually have been if such transaction had in fact occurred on such dates. The pro forma adjustments are based upon currently available information and upon certain assumptions that management believes are reasonable.

                                                        FOR THE YEAR ENDED             FOR THE TEN MONTHS ENDED
                                                         DECEMBER 31, 1999                 DECEMBER 31, 1998
                                                  -------------------------------   -------------------------------
                                                    HISTORICAL       PRO FORMA        HISTORICAL       PRO FORMA
                                                  --------------   --------------   --------------   --------------
                                                                           (IN THOUSANDS)
Revenue.........................................   $    473,422     $    520,401     $    172,287     $    222,665
                                                   ============     ============     ============     ============
Net income (loss)...............................   $    778,123     $    585,956     $   (263,851)    $   (443,718)
                                                   ============     ============     ============     ============

In August 1999, UPC acquired through UPC France 100% of Time Warner Cable France for $71.1 million in cash. Simultaneous with the acquisition of Time Warner Cable France, UPC acquired an additional 47.6% interest in one of its operating systems, RCF, in which Time Warner Cable France had a 49.9% interest, for $14.6 million, increasing UPC's ownership in that system to 97.5%.

In September 1999, UPC acquired through UPC Nederland the remaining 50.0% of A2000 that it did not already own for $229.0 million and $13.1 million in cash and assumed receivables, respectively. Details of the net assets acquired were as follows (in thousands):

Receivables assumed.........................................   $   13,062
Property, plant and equipment...............................       96,539
Goodwill....................................................      274,361
Net current liabilities.....................................      (25,044)
Long-term liabilities.......................................     (129,918)
                                                               ----------
    Total cash paid.........................................      229,000
Cash acquired...............................................         (521)
                                                               ----------
    Net cash paid...........................................   $  228,479
                                                               ==========

                              UNITED EUROPE, INC.

In October 1999, UPC acquired a 94.6% interest in Kabel Plus in the Czech Republic for a purchase price of $150.0 million.

In October 1999, UPC completed a second public offering of 45.0 million ordinary shares, raising gross and net proceeds at $21.58 per share of $970.9 and $922.4 million, respectively. Based on the carrying value of the Company's investment in UPC as of October 19, 1999, UEI recognized a gain of $403.5 million from the resulting step-up in the carrying amount of UEI's investment in UPC, in accordance with SAB 51. No deferred taxes were recorded related to this gain due to the Company's intent to hold its investment in UPC indefinitely.

In December 1999, UPC acquired an additional 48.0% economic interest in Monor from its partner and several small minority shareholders for $45.0 million, increasing UPC's ownership to 97.1%.

1998

In January 1998, UPC acquired certain assets (including the Dutch cable systems) of Combivisie for $88.0 million. Subsequent to the transaction, the assets and liabilities of UPC's other Dutch systems and Combivisie were merged, forming CNBH, a wholly-owned subsidiary of UPC Netherland. Details of the assets acquired were as follows (in thousands):

Property, plant and equipment and other long-term assets....   $   51,632
Goodwill and other intangible assets........................       36,416
                                                               ----------
    Total cash paid.........................................   $   88,048
                                                               ==========

In June 1998, UPC acquired certain Hungarian multi-channel television system assets for $9.5 million in cash and a non-interest bearing promissory note in the amount of $18.0 million. These assets are now part of UPC Magyarorszag.

In November 1998, UPC (i) acquired from Tele-Communications International, Inc. ("TINTA") its indirect 23.3% and 25.0% interests in the Tevel and Melita systems, respectively, for $91.5 million, doubling UPC's ownership interests to 46.6% and 50.0%, respectively, (ii) purchased an additional 5.0% interest in Princes Holdings, an Irish telecommunications company, and 5.0% of Tara in consideration for 769,062 shares of United Class A Common Stock held by UPC, and
(iii) sold the 5.0% interest in Princes Holdings, together with its existing 20.0% interest, to TINTA for $20.5 million.

                              UNITED EUROPE, INC.

4.  INVESTMENTS IN AFFILIATES

                                                        AS OF DECEMBER 31, 2000
                        ----------------------------------------------------------------------------------------
                                            CUMULATIVE         CUMULATIVE        CUMULATIVE
                                             DIVIDENDS      SHARE IN RESULTS     TRANSLATION
                         CONTRIBUTIONS       RECEIVED        OF AFFILIATES       ADJUSTMENTS          TOTAL
                        ---------------   ---------------   ----------------   ---------------   ---------------
                                                             (IN THOUSANDS)
PrimaCom..............   $     341,017     $           -     $     (28,482)     $     (21,114)    $     291,421
SBS...................         264,675                 -           (36,433)            (4,138)          224,104
Tevel.................          99,385            (6,180)          (39,587)             3,848            57,466
Melita................          14,052                 -               592             (3,480)           11,164
Iberian Programming...          11,947            (2,560)            5,103              2,319            16,809
Xtra Music............          14,491                 -            (6,367)              (986)            7,138
Other.................          44,900              (695)           (9,772)            (6,242)           28,191
                         -------------     -------------     -------------      -------------     -------------
    Total.............   $     790,467     $      (9,435)    $    (114,946)     $     (29,793)    $     636,293
                         =============     =============     =============      =============     =============

                                                        AS OF DECEMBER 31, 1999
                        ----------------------------------------------------------------------------------------
                                            CUMULATIVE         CUMULATIVE        CUMULATIVE
                                             DIVIDENDS      SHARE IN RESULTS     TRANSLATION
                         CONTRIBUTIONS       RECEIVED        OF AFFILIATES       ADJUSTMENTS          TOTAL
                        ---------------   ---------------   ----------------   ---------------   ---------------
                                                             (IN THOUSANDS)
SBS...................   $      99,621     $           -     $      (5,421)     $       2,858     $      97,058
Tevel.................         100,679            (6,180)          (12,108)             3,761            86,152
Melita................          14,062                 -             2,066             (2,417)           13,711
Iberian Programming...          11,947                 -              (460)             2,828            14,315
Xtra Music............           9,913                 -            (2,476)              (640)            6,797
Other.................          27,447                 -               (65)            (1,048)           26,334
                         -------------     -------------     -------------      -------------     -------------
    Total.............   $     263,669     $      (6,180)    $     (18,464)     $       5,342     $     244,367
                         =============     =============     =============      =============     =============

As of December 31, 2000 and 1999, the Company had the following differences related to the excess of its cost over its proportionate interest in each affiliate's net tangible assets included in the above table. Such differences are being amortized over 15 years.

                                                                    AS OF DECEMBER 31,
                                             -----------------------------------------------------------------
                                                          2000                              1999
                                             -------------------------------   -------------------------------
                                                 BASIS         ACCUMULATED         BASIS         ACCUMULATED
                                               DIFFERENCE      AMORTIZATION      DIFFERENCE      AMORTIZATION
                                             --------------   --------------   --------------   --------------
                                                                      (IN THOUSANDS)
PrimaCom...................................   $    251,167     $    (15,678)    $          -     $          -
SBS........................................        109,149          (17,364)         109,080           (2,828)
Tevel......................................         83,271          (11,996)          82,010           (7,947)
Iberian Programming........................         11,586           (1,189)          11,941             (521)
Melita.....................................         11,098             (978)          11,673           (1,242)
Xtra Music.................................          5,069             (462)           5,511             (246)
                                              ------------     ------------     ------------     ------------
    Total..................................   $    471,340     $    (47,667)    $    220,215     $    (12,784)
                                              ============     ============     ============     ============

                              UNITED EUROPE, INC.

5.  MARKETABLE EQUITY SECURITIES OF PARENT

As a result of the UPC Transaction, UPC acquired 6,338,302 shares of United's Class A Common Stock, valued at cost on December 11, 1997 at $33.1 million. In November 1998, UPC used 769,062 shares to acquire an additional 5.0% interest in Tara and Princes Holdings, resulting in 5,569,240 remaining United shares held by UPC.

6.  PROPERTY, PLANT AND EQUIPMENT

                                                                    AS OF DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
Cable distribution networks.................................   $  2,868,470     $  1,620,141
Subscriber premises equipment and converters................        408,556          153,670
MMDS/DTH distribution facilities............................        202,941           79,265
Office equipment, furniture and fixtures....................        232,979           72,161
Buildings and leasehold improvements........................        122,648          109,831
Other.......................................................         57,229           80,622
                                                               ------------     ------------
                                                                  3,892,823        2,115,690
    Accumulated depreciation................................       (567,346)        (195,329)
                                                               ------------     ------------
    Net property, plant and equipment.......................   $  3,325,477     $  1,920,361
                                                               ============     ============

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                    AS OF DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
UPC Nederland...............................................   $  1,590,868     $    763,714
UPC Polska..................................................        951,225          935,867
UPC Germany.................................................        883,928                -
UPC Sweden..................................................        388,884          430,606
Priority Telecom............................................        337,247                -
UPC N.V.....................................................        193,630           29,406
Telekabel Group.............................................        167,317          177,800
UPC France..................................................        164,010          117,787
UPC Magyarorszag............................................        110,335           55,068
Kabel Plus..................................................        107,397           85,330
Priority Wireless Group.....................................        100,297                -
UPC Norge...................................................         67,249           85,405
Other.......................................................         98,507           81,372
                                                               ------------     ------------
                                                                  5,160,894        2,762,355
    Accumulated amortization................................       (407,048)        (134,594)
                                                               ------------     ------------
    Net goodwill and other intangible assets................   $  4,753,846     $  2,627,761
                                                               ============     ============

                              UNITED EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  SHORT-TERM DEBT

                                                                    AS OF DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
EWT/TSS Group...............................................   $     30,821     $          -
Other UPC...................................................         17,330          164,263
                                                               ------------     ------------
    Total short-term debt...................................   $     48,151     $    164,263
                                                               ============     ============

9.  SENIOR DISCOUNT NOTES

                                                                   AS OF DECEMBER 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
UPC Senior Notes July 1999 Offering:
  UPC 10.875% dollar Senior Notes due 2009..................   $   700,759     $   759,442
  UPC 10.875% euro Senior Notes due 2009....................       278,551         301,878
  UPC 12.5% dollar Senior Discount Notes due 2009...........       475,854         421,747
UPC Senior Notes October 1999 Offering:
  UPC 10.875% dollar Senior Notes due 2007..................       177,027         191,852
  UPC 10.875% euro Senior Notes due 2007....................        92,851         100,625
  UPC 11.25% dollar Senior Notes due 2009...................       221,411         239,905
  UPC 11.25% euro Senior Notes due 2009.....................        93,168         100,894
  UPC 13.375% dollar Senior Discount Notes due 2009.........       290,974         255,786
  UPC 13.375% euro Senior Discount Notes due 2009...........       108,017         102,847
UPC Senior Notes January 2000 Offering:
  UPC 11.25% dollar Senior Notes due 2010...................       595,742               -
  UPC 11.25% euro Senior Notes due 2010.....................       184,443               -
  UPC 11.5% dollar Senior Notes due 2010....................       273,780               -
  UPC 13.75% dollar Senior Discount Notes due 2010..........       581,253               -
UPC Polska Senior Discount Notes............................       300,163         286,089
                                                               -----------     -----------
      Total senior discount notes and senior notes..........   $ 4,373,993     $ 2,761,065
                                                               ===========     ===========

UPC SENIOR NOTES JULY 1999 OFFERING

In July 1999, UPC completed a private placement bond offering consisting of $800.0 million ten-year 10.875% Senior Notes due 2009, E300.0 million of ten-year 10.875% Senior Notes due 2009 and $735.0 million aggregate principal amount of ten-year 12.5% Senior Discount Notes due 2009. The UPC Senior Discount Notes due 2009 were sold at 54.5% of face value amount yielding gross proceeds of approximately $400.7 million, and will accrue but not pay interest until 2005. Interest payments on the Senior Notes due 2009 will be due semi-annually, commencing February 1, 2000. Concurrent with the closing of the UPC July 1999 Notes offering, UPC entered into a cross-currency swap, swapping the $800.0 million UPC Senior Notes due 2009 into fixed and variable rate euro notes with a notional amount totaling E754.7 million. One half of the euro notes have a fixed interest rate of 8.54% through August 1, 2004, thereafter switching to a variable interest rate of Euro Interbank Offered Rate ("EURIBOR") plus 4.15%, for an initial rate of 7.1%. The indentures governing these notes place certain limitations on UPC's

                              UNITED EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

UPC SENIOR NOTES OCTOBER 1999 OFFERING

In October 1999, UPC completed a private placement bond offering consisting of six tranches: $200.0 million and E100.0 million of eight-year 10.875% Senior Notes due 2007; $252.0 million and E101.0 million of ten-year 11.25% Senior Notes due 2009 and $478.0 million and E191.0 million aggregate principal amount of ten-year 13.375% Senior Discount Notes due 2009. The Senior Discount Notes were sold at 52.3% of the face amount yielding gross proceeds of $250.0 million and E100.0 million and will accrue but not pay interest until November 2004. UPC then entered into cross-currency swaps, swapping the $252.0 million 11.25% coupon into fixed-rate and variable-rate euro notes with a notional amount totaling E240.2 million, and swapping the $200.0 million 10.875% coupon into fixed-rate and variable-rate euro notes with a notional amount totaling
E190.7 million. Of the former swap, E120.1 million have a fixed interest rate of 9.9% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.8%. The remaining E120.1 million have a variable interest rate of EURIBOR + 4.8%. Of the latter swap, E95.4 million have a fixed interest rate of 9.9% through November 1, 2004, thereafter switching to a variable rate of EURIBOR + 4.8%. The remaining E95.4 million have a variable interest rate of EURIBOR + 4.8%. The indentures governing these notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

UPC SENIOR NOTES JANUARY 2000 OFFERING

In January 2000, UPC completed a private placement bond offering consisting of $600.0 million and E200.0 million of ten-year 11.25% Senior Notes due 2010, $300.0 million of ten-year 11.5% Senior Notes due 2010 and $1.0 billion aggregate principal amount of ten-year 13.75% Senior Discount Notes due 2010. The Senior Discount Notes were sold at 51.2% of the face amount yielding gross proceeds of $512.2 million and will accrue but not pay interest until 2005. UPC has entered into cross-currency swaps, swapping a total of $300.0 million of the 11.25% Senior Notes into fixed euro notes with a notional amount of E297.0 million. The indentures governing these notes place certain limitations on UPC's ability, and the ability of its subsidiaries, to borrow money, issue capital stock, pay dividends in stock or repurchase stock, make investments, create certain liens, engage in certain transactions with affiliates, and sell certain assets or merge with or into other companies.

UPC POLSKA SENIOR DISCOUNT NOTES

In January 1999, UPC Polska sold 256,800 units consisting of Senior Discount Notes due 2009 and warrants to purchase 1,813,665 shares of UPC Polska's common stock. The UPC Polska 1999 Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity yielding gross proceeds of approximately $100.0 million. Cash interest on the UPC Polska 1999 Senior Discount Notes will not accrue prior to February 1, 2004. Thereafter, cash interest will accrue at a rate of 14.5% per annum, payable semi-annually in arrears on August 1 and February 1 of each year, commencing August 1, 2004. In connection with the acquisition of UPC Polska, UPC acquired all of the existing warrants held in connection with the UPC Polska 1999 Senior Discount Notes. In July 1998, UPC Polska sold 252,000 units, consisting of 14.5% Senior Discount Notes due 2008 and warrants entitling the warrant holders to purchase 1,824,514 shares of UPC Polska common stock. This offering generated approximately

                              UNITED EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$125.1 million in gross proceeds to UPC Polska. The UPC Polska 1998 Senior Discount Notes are unsubordinated and unsecured obligations of UPC Polska. Cash interest will not accrue prior to July 15, 2003. After that, cash interest will accrue at a rate of 14.5% per year and will be payable semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2004. The UPC Polska 1998 Senior Discount Notes will mature on July 15, 2008. In connection with the acquisition of UPC Polska, UPC acquired all of the existing warrants held in connection with the UPC Polska 1998 Senior Discount Notes. Pursuant to the terms of the UPC Polska indenture, UPC Polska repurchased $49.1 million aggregate principal amount at maturity of these notes for $26.5 million as a result of UPC's acquisition of UPC Polska. In January 1999, UPC Polska sold $36.0 million aggregate principal amount at maturity of Series C Senior Discount Notes generating approximately $9.8 million of gross proceeds. The UPC Polska 1999 Series C Senior Discount Notes are senior unsecured obligations of UPC Polska. Original issue discount will accrete from January 20, 1999, until maturity on July 15, 2008. Cash interest will accrue beginning July 15, 2004 at a rate of 7.0% per year on the principal amount at maturity, and will be payable semi-annually in arrears, on July 15 and January 15 of each year beginning January 15, 2005. Poland Communications, Inc. ("PCI"), UPC Polska's major operating subsidiary, sold $130.0 million of discount notes in October 1996. The PCI Discount Notes bear interest at 9.875%, payable on May 1 and November 1 of each year. The PCI Discount Notes mature on November 1, 2003. Pursuant to the terms of the PCI indenture, UPC Polska repurchased a majority of the PCI Discount Notes in November 1999 as a result of UPC's acquisition of UPC Polska.

10. OTHER LONG-TERM DEBT

                                                                   AS OF DECEMBER 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
UPC Bank Facility                                              $ 2,224,696     $         -
UPC Bridge Facility.........................................       696,379               -
DIC Loan....................................................        51,401               -
UPC Senior Credit Facility..................................             -         359,720
UPC Nederland Facilities....................................             -         588,310
UPC France Facilities.......................................             -         146,157
Other UPC...................................................       170,801         123,199
                                                               -----------     -----------
                                                                 3,143,277       1,217,386
  Less current portion......................................       (16,557)        (50,606)
                                                               -----------     -----------
  Total other long-term debt................................   $ 3,126,720     $ 1,166,780
                                                               ===========     ===========

UPC BANK FACILITY

In October 2000, UPC closed a $3.4 billion operating and term loan facility with a group of banks. The UPC Bank Facility is guaranteed by existing cable operating companies, excluding Polish and German assets. The UPC Bank Facility bears interest at EURIBOR +0.75% to 4.0% depending on certain ratios, and UPC pays an annual commitment fee of 0.5% over the undrawn amount. The UPC Bank Facility refinanced the UPC Senior Credit Facility, UPC Nederland Facilities, UPC France Facilities and other existing operating company bank debt totaling $1.7 billion and will finance further digital rollout and triple play by UPC's existing companies, excluding Polish and German operations. Borrowing availability is linked to certain performance criteria. Principal repayment will begin in 2004, with final maturity in 2009. The UPC Bank Facility indenture contains certain financial covenants and restrictions on UPC's

                              UNITED EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

companies regarding payment of dividends, ability to incur indebtedness, dispose of assets and enter into affiliate transactions.

UPC BRIDGE FACILITY

In March 2000, a fully committed $1.9 billion stand by revolving credit facility was executed. The facility is guaranteed by UPC and certain subsidiaries. When drawn, the facility bears interest at EURIBOR +6.0% to 7.0%, with periodic increases after March 31, 2001, capped at an annual rate of 18.0% until maturity in March 2007.

DIC LOAN

In November 1998, a subsidiary of Discount Investment Corporation ("DIC") loaned UPC a total of $90.0 million to acquire the additional interests in Tevel and Melita. In connection with the DIC Loan, UPC granted to an affiliate of DIC an option to acquire a total of $90.0 million, plus accrued interest, of ordinary shares of UPC at a price equal to 90.0% of UPC's initial public offering price. In February 1999, the option agreement was amended, resulting in a grant of two options of $45.0 million each to acquire ordinary shares of UPC. DIC then exercised the first option for $45.0 million, paying in cash and acquiring
4.7 million ordinary shares of UPC. UPC repaid $45.0 million of the DIC Loan and accrued interest with proceeds received from the option exercise. In
October 2000, the remaining $45.0 million DIC loan was refinanced by a two-year convertible note in the amount of $51.1 million at an annual interest rate of 10.0%. The note is convertible into UPC shares at the average closing price for 30 trading days before the conversion date.

                              UNITED EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FAIR VALUE OF SENIOR DISCOUNT NOTES, SENIOR NOTES AND OTHER LONG-TERM DEBT

Fair value is based on market prices for the same or similar issues.

                                                              CARRYING VALUE    FAIR VALUE
                                                              --------------   -------------
                                                                      (IN THOUSANDS)
As of December 31, 2000:
UPC Senior Notes July 1999 Offering:
  UPC 10.875% dollar Senior Notes due 2009..................   $    700,759     $   525,447
  UPC 10.875% euro Senior Notes due 2009....................        278,551         175,487
  UPC 12.5% dollar Senior Discount Notes due 2009...........        475,854         227,850
UPC Senior Notes October 1999 Offering:
  UPC 10.875% dollar Senior Notes due 2007..................        177,027         133,000
  UPC 10.875% euro Senior Notes due 2007....................         92,851          59,424
  UPC 11.25% dollar Senior Notes due 2009...................        221,411         165,196
  UPC 11.25% euro Senior Notes due 2009.....................         93,168          60,019
  UPC 13.375% dollar Senior Discount Notes due 2009.........        290,974         143,400
  UPC 13.375% euro Senior Discount Notes due 2009...........        108,017          53,203
UPC Senior Notes January 2000 Offering:
  UPC 11.25% dollar Senior Notes due 2010...................        595,742         387,000
  UPC 11.25% euro Senior Notes due 2010.....................        184,443         120,706
  UPC 11.5% dollar Senior Notes due 2010....................        273,780         195,000
  UPC 13.75% dollar Senior Discount Notes due 2010..........        581,253         290,000
UPC Polska Senior Discount Notes............................        300,163         235,749
UPC Bank Facility...........................................      2,224,696       2,224,696
UPC Bridge Facility.........................................        696,379         696,379
DIC Loan....................................................         51,401          51,401
Other UPC...................................................        170,801         170,801
                                                               ------------     -----------
      Total.................................................   $  7,517,270     $ 5,914,758
                                                               ============     ===========

                              UNITED EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                              CARRYING VALUE    FAIR VALUE
                                                              --------------   -------------
                                                                      (IN THOUSANDS)
As of December 31, 1999:
UPC Senior Notes July 1999 Offering:
  UPC 10.875% dollar Senior Notes due 2009..................   $    759,442     $   775,969
  UPC 10.875% euro Senior Notes due 2009....................        301,878         305,652
  UPC 12.5% dollar Senior Discount Notes due 2009...........        421,747         415,275
UPC Senior Notes October 1999 Offering:
  UPC 10.875% dollar Senior Notes due 2007..................        191,852         206,525
  UPC 10.875% euro Senior Notes due 2007....................        100,625         102,639
  UPC 11.25% dollar Senior Notes due 2009...................        239,905         262,080
  UPC 11.25% euro Senior Notes due 2009.....................        100,894         103,665
  UPC 13.375% dollar Senior Discount Notes due 2009.........        255,786         272,460
  UPC 13.375% euro Senior Discount Notes due 2009...........        102,847         106,669
UPC Polska Senior Discount Notes............................        286,089         322,253
UPC Senior Credit Facility..................................        359,720         359,720
UPC Nederland Facilities....................................        588,310         588,310
UPC France Facilities.......................................        146,157         146,157
Other UPC...................................................        123,199         123,199
                                                               ------------     -----------
      Total.................................................   $  3,978,451     $ 4,090,573
                                                               ============     ===========

DEBT MATURITIES

The maturities of the Company's senior discount notes, senior notes and other long-term debt are as follows (in thousands):

Year Ended December 31, 2001................................   $    16,557
Year Ended December 31, 2002................................        84,273
Year Ended December 31, 2003................................        36,457
Year Ended December 31, 2004................................       335,864
Year Ended December 31, 2005................................       663,566
Thereafter..................................................     6,380,553
                                                               -----------
      Total.................................................   $ 7,517,270
                                                               ===========

OTHER FINANCIAL INSTRUMENTS

Interest rate swap agreements are used by the Company from time to time to manage interest rate risk on its floating rate debt facilities. Interest rate swaps are entered into depending on the Company's assessment of the market, and generally are used to convert floating-rate debt to fixed-rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently, the Company has interest rate swaps managing interest rate exposure on the UPC Bank Facility. The swaps related to the UPC Bank Facility effectively convert a principal amount of $1.6 billion of variable-rate debt into fixed-rate borrowings at EURIBOR + 4.65%.

UPC has entered into cross-currency swaps related to $1.8 billion of dollar-denominated senior notes. Under SFAS 133 these cross-currency swaps will not qualify for hedge accounting, and therefore the cross-currency swaps, as well as the senior notes which they relate to, must be presented separately on the balance sheet. The senior notes must be revalued at spot rates based on the dollar/euro exchange rate at

                              UNITED EUROPE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

each balance sheet date, with changes recorded as foreign exchange gains/losses in the consolidated statements of operations and comprehensive (loss) income. The cross-currency swaps likewise must be marked to market at each balance sheet date with changes recorded in the consolidated statements of operations and comprehensive (loss) income. If the Company were to implement SFAS 133 to cross-currency swaps in place at December 31, 2000, the impact for the year ended December 31, 2000 would be a net gain of between $51.1 and $78.9 million.

11. PARENT'S EQUITY (DEFICIT)

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

EQUITY TRANSACTIONS OF SUBSIDIARIES

The issuance of warrants, the issuance of convertible debt with an equity component, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000         1999
                                                              ----------   -----------
                                                                   (IN THOUSANDS)
Variable plan accounting for stock options..................   $ (7,467)    $ 338,261
Deferred compensation expense...............................      7,467      (180,757)
Amortization of deferred compensation.......................    (39,758)       79,104
Issuance of warrants by UPC.................................     59,912        33,025
Issuance of shares by subsidiary of UPC.....................     75,482             -
Issuance of convertible debt (DIC Loan).....................          -        14,875
                                                               --------     ---------
      Total.................................................   $ 95,636     $ 284,508
                                                               ========     =========

OTHER CUMULATIVE COMPREHENSIVE (LOSS) INCOME

                                                                  AS OF DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Foreign currency translation adjustments....................   $ (134,668)    $ (135,958)
Unrealized gain on available-for-sale securities............       34,300        373,501
                                                               ----------     ----------
      Total.................................................   $ (100,368)    $  237,543
                                                               ==========     ==========

                              UNITED EUROPE, INC.

SUBSIDIARY STOCK OPTION PLANS

UPC PLAN

In June 1996, UPC adopted a stock option plan (the "UPC Plan") for certain of its employees and those of its subsidiaries. There are 18,000,000 total shares available for the granting of options under the UPC Plan, which are held by the Stichting Administratiekantoor UPC (the "Foundation"), which administers the UPC Plan. Each option represents the right to acquire from the Foundation a certificate representing the economic value of one share. Following consummation of the initial public offering, any certificates issued to employees who have exercised their options are convertible into UPC common stock. United appoints the board members of the Foundation and thus controls the voting of the Foundation's common stock. The options are granted at fair market value determined by UPC's Supervisory Board at the time of the grant. The maximum term that the options can be exercised is five years from the date of the grant. In order to introduce the element of "vesting" of the options, the UPC Plan provides that even though the options are exercisable immediately, the shares to be issued for options granted in 1996 vest in equal monthly increments over a three-year period from the effective date set forth in the option grant. In March 1998, the UPC Plan was revised to increase the vesting period for any new grants of options to four years, vesting in equal monthly increments. Upon termination of an employee (except in the case of death, disability or the like), all unvested options previously exercised must be resold to the Foundation at the original purchase price, or all vested options must be exercised, within 30 days of the termination date. UPC's Supervisory Board may alter these vesting schedules in its discretion. An employee has the right at any time to put his certificates or shares from exercised vested options to the Foundation at a price equal to the fair market value. UPC can also call such certificates or shares for a cash payment upon termination in order to avoid dilution, except for certain awards, which cannot be called by UPC until expiration of the underlying options. The UPC Plan also contains anti-dilution protection and provides that, in the case of change of control, the acquiring company has the right to require UPC to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

Pro forma information regarding net (loss) income is required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"). This information is required to be determined as if UPC had accounted for the UPC Plan under the fair value method of SFAS 123. The fair value of options granted for the years ended December 31, 2000 and 1999 reported below has been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Risk-free interest rate.....................................         4.60%          5.76%
Expected lives..............................................      5 years        5 years
Expected volatility.........................................        74.14%         56.82%
Expected dividend yield.....................................            0%             0%

Based on the above assumptions, the total fair value of options granted was approximately $129.7 and $38.8 million for the years ended December 31, 2000 and 1999, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized using the straight-line method over the

                              UNITED EUROPE, INC.

vesting period of the options. Had the UPC Plan been accounted for under SFAS 123, net (loss) income would have been reduced to the following pro forma amounts:

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   2000             1999
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
Net (loss) income:
  As reported...............................................   $   (897,713)    $    778,123
                                                               ============     ============
  Pro forma.................................................   $   (935,013)    $    771,931
                                                               ============     ============

A summary of stock option activity for the UPC Plan is as follows:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
                                           2000                               1999                               1998
                             --------------------------------   --------------------------------   --------------------------------
                                                 WEIGHTED-                          WEIGHTED-                          WEIGHTED-
                                                  AVERAGE                            AVERAGE                            AVERAGE
                                 NUMBER       EXERCISE PRICE        NUMBER       EXERCISE PRICE        NUMBER       EXERCISE PRICE
                             --------------   ---------------   --------------   ---------------   --------------   ---------------
                                                  (EUROS)                            (EUROS)                            (EUROS)
Outstanding at beginning of
  the period...............     10,955,679     E        6.94       12,586,500     E        1.72        6,724,656     E        1.59
Granted during the
  period...................      2,629,762     E       27.97        4,338,000     E       14.91        7,029,000     E        1.83
Cancelled during the
  period...................       (127,486)    E       21.39         (266,565)    E        3.44          (42,156)    E        1.59
Exercised during the
  period...................     (2,225,625)    E        2.19       (5,702,256)    E        1.65       (1,125,000)    E        1.59
                              ------------     -------------     ------------     -------------     ------------     -------------
Outstanding at end of the
  period...................     11,232,330     E       12.62       10,955,679     E        6.94       12,586,500     E        1.72
                              ============     =============     ============     =============     ============     =============
Exercisable at end of the
  period (1)...............      5,803,659     E        7.62        4,769,595     E        3.10       12,586,500     E        1.72
                              ============     =============     ============     =============     ============     =============

-------------
(1) Includes certificate rights as well as options.

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                FOR THE YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------
                                        2000                                      1999
                       ---------------------------------------   ---------------------------------------
                                        FAIR        EXERCISE                      FAIR        EXERCISE
   EXERCISE PRICE        NUMBER         VALUE         PRICE        NUMBER         VALUE         PRICE
---------------------  -----------   -----------   -----------   -----------   -----------   -----------
                                              (EUROS)                                   (EUROS)
Less than market
  price..............   2,124,486     E   60.37     E   24.23       375,000     E    8.94     E   16.12
Equal to market
  price..............     359,910     E   24.25     E   38.02     3,963,000     E    8.95     E   14.79
Greater than market
  price..............     145,366     E   25.89     E   57.75             -     E       -     E       -
                        ---------     ---------     ---------     ---------     ---------     ---------
  Total..............   2,629,762     E   53.52     E   27.97     4,338,000     E    8.94     E   14.91
                        =========     =========     =========     =========     =========     =========

                           FOR THE YEAR ENDED DECEMBER 31,
                       ---------------------------------------
                                        1998
                       ---------------------------------------
                                        FAIR        EXERCISE
   EXERCISE PRICE        NUMBER         VALUE         PRICE
---------------------  -----------   -----------   -----------
                                              (EUROS)
Less than market
  price..............           -     E       -     E       -
Equal to market
  price..............   7,029,000     E    1.83     E    1.83
Greater than market
  price..............           -     E       -     E       -
                        ---------     ---------     ---------
  Total..............   7,029,000     E    1.83     E    1.83
                        =========     =========     =========

                              UNITED EUROPE, INC.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000:

                                                   OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                      ----------------------------------------------   ---------------------------
                                                     WEIGHTED-AVERAGE    WEIGHTED-                     WEIGHTED-
                                                        REMAINING         AVERAGE                       AVERAGE
                                                     CONTRACTUAL LIFE     EXERCISE                      EXERCISE
    EXERCISE PRICE RANGE (EUROS)         NUMBER          (YEARS)           PRICE          NUMBER         PRICE
------------------------------------  ------------   ----------------   ------------   ------------   ------------
                                                                          (EUROS)                       (EUROS)
E 1.59 - E 2.05.....................    4,524,702               2.62     E     1.83      3,674,474     E     1.82
E 9.67 - E18.17.....................    2,996,379               3.33     E    12.98      1,180,152     E    12.56
E18.65 - E20.08.....................    2,631,826               3.98     E    19.41        753,900     E    19.44
E20.10 - E75.00.....................    1,079,423               4.24     E    40.30        195,133     E    41.32
                                       ----------     --------------     ----------     ----------     ----------
  Total.............................   11,232,330               3.28     E    12.62      5,803,659     E     7.62
                                       ==========     ==============     ==========     ==========     ==========

The UPC Plan was accounted for as a variable plan prior to UPC's initial public offering in February 1999. Accordingly, compensation expense was recognized at each financial statement date based on the difference between the grant price and the estimated fair value of UPC's common stock. Thereafter, the UPC Plan has been accounted for as a fixed plan. Compensation expense of $31.0, $6.2 and $134.7 million was recognized for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998, respectively.

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

                              UNITED EUROPE, INC.

A summary of stock option activity for the UPC Phantom Plan is as follows:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------------------------------------------------------
                                        2000                               1999                               1998
                          --------------------------------   --------------------------------   --------------------------------
                                              WEIGHTED-                          WEIGHTED-                          WEIGHTED-
                                               AVERAGE                            AVERAGE                            AVERAGE
                              NUMBER       EXERCISE PRICE        NUMBER       EXERCISE PRICE        NUMBER       EXERCISE PRICE
                          --------------   ---------------   --------------   ---------------   --------------   ---------------
                                               (EUROS)                            (EUROS)                            (EUROS)
Outstanding at beginning
  of the period.........      4,144,563     E        2.98        6,172,500     E        1.91                -     E           -
Granted during the
  period................        391,641     E       17.49          585,000     E        9.67        6,172,500     E        1.91
Cancelled during the
  period................       (673,614)    E        2.99       (1,540,128)    E        2.00                -     E           -
Exercised during the
  period................       (128,222)    E        3.02       (1,072,809)    E        1.89                -     E           -
                           ------------     -------------     ------------     -------------     ------------     -------------
Outstanding at end of
  period................      3,734,368     E        4.74        4,144,563     E        2.98        6,172,500     E        1.91
                           ============     =============     ============     =============     ============     =============
Exercisable at end of
  period................      2,526,369     E        3.39        1,554,813     E        2.47        1,411,407     E        1.84
                           ============     =============     ============     =============     ============     =============

The combined weighted-average fair values and weighted-average exercise prices of options granted are as follows:

                                                FOR THE YEAR ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------
                                        2000                                      1999
                       ---------------------------------------   ---------------------------------------
                                        FAIR        EXERCISE                      FAIR        EXERCISE
EXERCISE PRICE           NUMBER         VALUE         PRICE        NUMBER         VALUE         PRICE
--------------         -----------   -----------   -----------   -----------   -----------   -----------
                                              (EUROS)                                   (EUROS)
Less than market
  price..............     391,641     E   39.40     E   17.49             -     E       -     E       -
Equal to market
  price..............           -     E       -     E       -       585,000     E    9.67     E    9.67
                        ---------     ---------     ---------     ---------     ---------     ---------
Total................     391,641     E   39.40     E   17.49       585,000     E    9.67     E    9.67
                        =========     =========     =========     =========     =========     =========

                           FOR THE YEAR ENDED DECEMBER 31,
                       ---------------------------------------
                                        1998
                       ---------------------------------------
                                        FAIR        EXERCISE
EXERCISE PRICE           NUMBER         VALUE         PRICE
--------------         -----------   -----------   -----------
                                              (EUROS)
Less than market
  price..............           -     E       -     E       -
Equal to market
  price..............   6,172,500     E    1.91     E    1.91
                        ---------     ---------     ---------
Total................   6,172,500     E    1.91     E    1.91
                        =========     =========     =========

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000:

                                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                        --------------------------------------------   -------------------------
                                                      WEIGHTED-AVERAGE    WEIGHTED-                   WEIGHTED-
                                                         REMAINING         AVERAGE                     AVERAGE
                                                      CONTRACTUAL LIFE    EXERCISE                    EXERCISE
     EXERCISE PRICE RANGE (EUROS)         NUMBER          (YEARS)           PRICE        NUMBER         PRICE
--------------------------------------  -----------   ----------------   -----------   -----------   -----------
                                                                           (EUROS)                     (EUROS)
E1.82.................................   1,925,713               7.21     E    1.82     1,702,495     E    1.82
E2.05.................................     922,032               7.71     E    2.05       472,970     E    2.05
E9.67.................................     472,500               8.11     E    9.67       225,938     E    9.67
E11.40 - E28.67.......................     414,123               9.23     E   18.72       124,966     E   18.47
                                         ---------     --------------     ---------     ---------     ---------
Total.................................   3,734,368               7.67     E    4.74     2,526,369     E    3.39
                                         =========     ==============     =========     =========     =========

                              UNITED EUROPE, INC.

The UPC Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation (credit) expense of $(75.9), $123.2 and $26.4 million was recognized for the years ended December 31, 2000 and 1999 and the ten months ended
December 31, 1998, respectively.

CHELLO PHANTOM STOCK OPTION PLAN

In June 1998, UPC adopted a phantom stock option plan (the "CHELLO Phantom Plan"), which permits the grant of phantom stock rights of CHELLO, a wholly owned subsidiary of UPC. The rights are granted at an option price equal to the fair market value at the time of grant, and generally vest in equal monthly increments over the four-year period following the effective date of grant and the option must be exercised, in all cases, not more than ten years from the effective date of grant. The CHELLO Phantom Plan gives the employee the right to receive payment equal to the difference between the fair market value of a share (as defined the CHELLO Phantom Plan) of CHELLO and the option price for the portion of the rights vested. UPC, at its sole discretion, may make the required payment in (i) cash, (ii) freely tradable shares of United Class A Common Stock,
(iii) the common stock of UPC, which shall be valued at the closing price on the day before the date the Company makes payment to the option holder, or
(iv) CHELLO'S common shares, if they are publicly traded and freely tradeable ordinary shares. If UPC chooses to make a cash payment, even though its stock is publicly traded, employees have the option to receive an equivalent number of freely tradeable shares of CHELLO'S stock instead. It is the intention of UPC to settle all phantom options through the issuance of ordinary shares.

A summary of stock option activity for the CHELLO Phantom Plan is as follows:

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              2000                             1999                             1998
                                 ------------------------------   ------------------------------   ------------------------------
                                                   WEIGHTED-                        WEIGHTED-                        WEIGHTED-
                                                    AVERAGE                          AVERAGE                          AVERAGE
                                    NUMBER       EXERCISE PRICE      NUMBER       EXERCISE PRICE      NUMBER       EXERCISE PRICE
                                 -------------   --------------   -------------   --------------   -------------   --------------
                                                    (EUROS)                          (EUROS)                          (EUROS)
Outstanding at beginning of the
  period.......................     2,330,129     E      4.54          570,000     E      4.54                -     E         -
Granted during the period......             -     E         -          235,000     E      4.54          570,000     E      4.54
Granted during the period......       117,438     E      9.08        1,309,838     E      9.08                -     E         -
Granted during the period......       804,525     E         - (1)      355,500     E         - (1)            -     E         -
Cancelled during the period....      (154,297)    E      6.27         (128,542)    E      4.71                -     E         -
Exercised during the period....      (743,632)    E      6.68          (11,667)    E      4.54                -     E         -
                                  -----------     -----------      -----------     -----------      -----------     -----------
Outstanding at end of the
  period.......................     2,354,163     E      8.16 (2)    2,330,129     E      7.54 (2)      570,000     E      4.54
                                  ===========     ===========      ===========     ===========      ===========     ===========
Exercisable at end of the
  period.......................       412,768     E      7.55 (2)      414,913     E      6.13 (2)       70,625     E      4.54
                                  ===========     ===========      ===========     ===========      ===========     ===========

                              UNITED EUROPE, INC.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000:

                                                         OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                             -------------------------------------------   ------------------------
                                                            WEIGHTED-AVERAGE   WEIGHTED-                  WEIGHTED-
                                                               REMAINING        AVERAGE                    AVERAGE
                                                            CONTRACTUAL LIFE   EXERCISE                   EXERCISE
EXERCISE PRICE RANGE (EUROS)                    NUMBER          (YEARS)          PRICE        NUMBER        PRICE
----------------------------                 ------------   ----------------   ---------   ------------   ---------
                                                                                (EUROS)                    (EUROS)
E 4.54.....................................      246,722         6.97           E  4.54         69,482     E  4.54
E 9.08.....................................      973,116         8.56           E  9.08        137,363     E  9.08
(1)........................................    1,134,325         9.03           E     -        205,923     E     -
                                              ----------     --------------     -------     ----------     -------
    Total..................................    2,354,163         8.62           E  8.16        412,768     E  7.55
                                              ==========     ==============     =======     ==========     =======

----------------

    (1) Of the total number of options granted to date, the option price with respect to these options is the CHELLO BROADBAND initial public offering price.

    (2) Excluding the shares discussed in (1) above.

The CHELLO Phantom Plan is accounted for as a variable plan in accordance with its terms, resulting in compensation expense for the difference between the grant price and the fair market value at each financial statement date. Compensation (credit) expense of $(23.7), $72.8 and $1.1 million was recognized for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's estimate of the fair value of its ordinary stock as of December 31, 2000 utilized in recording compensation (credit) expense and deferred compensation expense under the CHELLO Phantom Plan was $19.50 per share.

CHELLO STOCK OPTION PLAN

In June 1999, the Company adopted a stock option plan (the "CHELLO Plan"). Under the CHELLO Plan, the Company's Supervisory Board may grant stock options to the Company's employees at fair market value determined by the Company's Supervisory Board at the time of grant. All options are exercisable upon grant and for the period of five years. In order to introduce the element of "vesting" of the options, the CHELLO Plan provides that even though the options are exercisable immediately, the shares to be issued or options to be granted are deemed to vest 1/48th per month for a four-year period from the date of grant. If the employee's employment terminates, other than in case of death, disability or the like, for a so-called "urgent reason" under Dutch law or for documented and material non-performance, all unvested options previously exercised must be resold to the Company at the original purchase price, and all vested options must be exercised, within 30 days of the termination date. The Supervisory Board may alter these vesting schedules at its discretion. The CHELLO Plan provides that in the case of change of control, the Company has the right to require a foundation to acquire all of the options outstanding at per-share value determined in the transaction giving rise to the change in its control.

Pro forma information regarding net (loss) income is required by SFAS 123. This information is required to be determined as if UPC had accounted for the CHELLO Plan under the fair value method of SFAS 123. The fair value of options granted for the years ended December 31, 2000 and 1999 reported below has

                              UNITED EUROPE, INC.

been estimated at the date of grant using the Black-Scholes single-option pricing model and the following weighted-average assumptions:

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
Risk-free interest rate.....................................         3.41%          3.41%
Expected lives..............................................     5 years        5 years
Expected volatility.........................................         95.0%          95.0%
Expected dividend yield.....................................            0%             0%

Based on the above assumptions, the total fair value of options granted under the CHELLO Plan was nil and $3.9 million for the years ended December 31, 2000 and 1999, respectively. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized using the straight-line method over the vesting period of the options. Had the CHELLO Plan been accounted for under SFAS 123, net (loss) income would have been reduced to the following pro forma amounts:

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Net (loss) income:
  As reported...............................................   $ (897,713)    $  778,123
                                                               ==========     ==========
  Proforma..................................................   $ (898,395)    $  777,361
                                                               ==========     ==========

A summary of stock option activity for the CHELLO Stock Option Plan is as follows:

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------------
                                                      2000                                    1999
                                      -------------------------------------   -------------------------------------
                                                              WEIGHTED-                               WEIGHTED-
                                                               AVERAGE                                 AVERAGE
                                           NUMBER          EXERCISE PRICE          NUMBER          EXERCISE PRICE
                                      -----------------   -----------------   -----------------   -----------------
                                                               (EUROS)                                 (EUROS)
Outstanding at beginning of the
  period............................           300,000         E      9.08                   -          E        -
Granted during the period...........                 -          E        -             550,000         E      9.08
Cancelled during the period.........                 -          E        -                   -          E        -
Exercised during the period.........                  (1)       E        -            (250,000)        E      9.08
                                       ---------------     ---------------     ---------------     ---------------

Outstanding at end of the period....           300,000         E      9.08             300,000         E      9.08
                                       ===============     ===============     ===============     ===============

Exercisable at end of the period....           240,625         E      9.08             103,125         E      9.08
                                       ===============     ===============     ===============     ===============

----------

(1) Of the number of vested options, 109,375 options are already exercised.

                              UNITED EUROPE, INC.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000:

                                                     OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                         --------------------------------------------   -----------------------
                                                       WEIGHTED-AVERAGE    WEIGHTED-                 WEIGHTED-
                                                          REMAINING         AVERAGE                   AVERAGE
                                                       CONTRACTUAL LIFE    EXERCISE                  EXERCISE
     EXERCISE PRICE RANGE (EUROS)          NUMBER          (YEARS)           PRICE       NUMBER        PRICE
---------------------------------------  -----------   ----------------   -----------   ---------   -----------
                                                                            (EUROS)                   (EUROS)
E9.08..................................      300,000         3.25            E   9.08     240,625      E   9.08
                                         ===========   ================   ===========   =========   ===========

PRIORITY TELECOM STOCK OPTION PLAN

In 2000, PRIORITY TELECOM adopted a stock option plan (the "PRIORITY TELECOM Plan") for its employees and those of its subsidiaries. There are approximately
20.0 million shares available for the granting of options under the PRIORITY TELECOM Plan, which are held by the PRIORITY TELECOM Foundation, which administers the PRIORITY TELECOM Plan. Each option represents the right to acquire from the PRIORITY TELECOM Foundation a certificate representing the economic value of one share. Following consummation of the initial public offering, any certificates issued to employees who have exercised their options are convertible into PRIORITY TELECOM common stock. PRIORITY TELECOM appoints the board members of the PRIORITY TELECOM Foundation and thus controls the voting of the PRIORITY TELECOM Foundation's common stock. The options are granted at fair market value at the time of grant. The maximum term that the options can be exercised is five years from the date of grant. The vesting period for any new grants of options is four years, vesting in equal monthly increments. The PRIORITY TELECOM Plan provides that, in the case of a change of control, the acquiring company has the right to require PRIORITY TELECOM to acquire all of the options outstanding at the per share value determined in the transaction giving rise to the change of control.

In connection with the acquisition of Cignal by PRIORITY TELECOM, options were granted to the former Cignal employees. No other grants were made under the PRIORITY TELECOM Plan during 2000. The fair value of the exercisable portion of the options granted to the former Cignal employees has been included in the aggregate purchase price for Cignal.

A summary of stock option activity for the PRIORITY TELECOM Plan is as follows:

                                                                  FOR THE YEAR ENDED
                                                                   DECEMBER 31, 2000
                                                              ---------------------------
                                                                              WEIGHTED-
                                                                               AVERAGE
                                                                               EXERCISE
                                                                 NUMBER         PRICE
                                                              ------------   ------------
                                                                               (EUROS)
Outstanding at beginning of the period......................            -     E        -
Granted during the period...................................    6,189,510     E     3.65
Cancelled during the period.................................            -     E        -
Exercised during the period.................................            -     E        -
                                                               ----------     ----------
Outstanding at end of the period............................    6,189,510     E     3.65
                                                               ==========     ==========
Exercisable at end of the period............................    3,388,694     E     2.23
                                                               ==========     ==========

                              UNITED EUROPE, INC.

12. COMMITMENTS

The Company has entered into various operating lease agreements for office space, office furniture and equipment, and vehicles. Rental expense under these lease agreements totaled $80.5, $19.5 and $3.4 million for the years ended December 31, 2000 and 1999 and the ten months ended December 31, 1998, respectively.

The Company has operating lease obligations and other non-cancelable commitments as follows (in thousands):

Year ended December 31, 2001................................   $  59,788
Year ended December 31, 2002................................      47,318
Year ended December 31, 2003................................      37,610
Year ended December 31, 2004................................      30,795
Year ended December 31, 2005................................      26,533
Thereafter..................................................      88,359
                                                               ---------
    Total...................................................   $ 290,403
                                                               =========

UPC has entered into various short- and long-term agreements with third parties, varying in term from 3 to 15 years, for indefeasible rights of use ("IRU's") on fiber optic cable as well as for operational leases. Under these agreements UPC has commitments for discounted future minimum lease payments, and for operation and maintenance charges, which total approximately $70.6 million as of December 31, 2000.

A subsidiary of UPC leases DTH technical equipment, conduit and satellite transponder capacity, as well as several offices and warehouses. As of December 31, 2000, these leases had an aggregate maximum commitment of approximately $208.1 million over the next seven years.

UPC has entered into an agreement for the long-term lease of satellite transponder capacity providing service from Europe to Europe, North America and South America. The term of the agreement is 156 months, with a minimum aggregate total cost of approximately $107.9 million payable in monthly installments based on capacity used.

UPC Polska has entered into long-term programming agreements and agreements for the purchase of certain exhibition or broadcast rights with a number of third-party content providers for its digital DTH and cable systems. UPC Polska had minimum commitments related to these agreements as follows (in thousands):

Year ended December 31, 2001................................   $  65,200
Year ended December 31, 2002................................      54,300
Year ended December 31, 2003................................      35,000
Year ended December 31, 2004................................      21,100
Year ended December 31, 2005................................      13,400
Thereafter..................................................      78,800
                                                               ---------
    Total...................................................   $ 267,800
                                                               =========

As of December 31, 2000, UPC Polska had an aggregate minimum commitment toward the purchase of DTH reception systems from Philips Business Electronics B.V. of approximately $18.8 million over the next year.

                              UNITED EUROPE, INC.

13. CONTINGENCIES

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

The primary differences between taxable income (loss) and net income (loss) for financial reporting purposes relate to SAB 51 gains, the non-consolidation of consolidated foreign subsidiaries for United States tax purposes and international rate differences. For investments in foreign corporations accounted for under the equity method, taxable income (loss) generated by these affiliates does not flow through to the Company for United States federal and state tax purposes, even though the Company records its allocable share of affiliate income (losses) for financial reporting purposes. Accordingly, due to the indefinite reversal of such amounts in future periods, no deferred tax asset has been established for tax basis in excess of the Company's book basis (approximately $154.2 and $19.3 million at December 31, 2000 and 1999, respectively).

The Company's United States tax net operating losses, totaling approximately $15.8 million at December 31, 2000, expire beginning in 2005 through 2020. The Company's tax net operating loss

                              UNITED EUROPE, INC.

carryforwards of its consolidated foreign subsidiaries as of December 31, 2000 totaled $1,907.0 million. The significant components of deferred tax assets and liabilities are as follows:

                                                                  AS OF DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Deferred tax assets:
  Tax net operating loss carryforward of consolidated
    foreign subsidiaries....................................   $  667,444     $  277,195
  Foreign currency translation adjustment...................       57,523         23,113
  Accrued interest expense..................................       36,413         14,420
  Stock-based compensation..................................        7,326         36,113
  Company's U.S. tax net operating loss carryforward........        5,993          3,732
  Other.....................................................       10,263         14,271
                                                               ----------     ----------
    Total deferred tax assets...............................      784,962        368,844
Valuation allowance.........................................     (775,924)      (360,186)
                                                               ----------     ----------
    Deferred tax assets, net of valuation allowance.........        9,038          8,658
                                                               ----------     ----------

Deferred tax liabilities:
  Intangible assets.........................................      (17,208)       (18,681)
  Property, plant and equipment, net........................            -         (6,038)
                                                               ----------     ----------
    Total deferred tax liabilities..........................      (17,208)       (24,719)
                                                               ----------     ----------
    Deferred tax liabilities, net...........................   $   (8,170)    $  (16,061)
                                                               ==========     ==========

Of the Company's 2000 consolidated (loss) income before income taxes and other items, a loss of $1,743.2 million is derived from the Company's foreign operations. The difference between income tax expense (benefit) provided in the financial statements and the expected income tax (benefit) expense at statutory rates is reconciled as follows:

                                                                 FOR THE YEAR ENDED           FOR THE TEN
                                                                    DECEMBER 31,             MONTHS ENDED
                                                           -------------------------------   DECEMBER 31,
                                                                2000             1999            1998
                                                           --------------   --------------   -------------
                                                                           (IN THOUSANDS)
Expected income tax (benefit) expense at the U.S.
  statutory rate of 35%..................................   $   (585,204)    $    161,782     $   (83,638)
Tax effect of permanent and other differences:
  Change in valuation allowance..........................        397,141          256,282          40,561
  Gain on issuance of common equity securities by
    subsidiary...........................................        (23,165)        (478,981)              -
  Non-deductible expenses................................        114,418           68,400          49,382
  Non-deductible interest accretion......................         59,174                -               -
  Capitalized costs......................................         (6,564)         (49,402)              -
  International rate differences.........................         93,292           26,431           1,474
  State tax, net of federal benefit......................        (50,160)          13,867          (7,169)
  Other..................................................          4,494             (272)              -
                                                            ------------     ------------     -----------
    Total income tax expense.............................   $      3,426     $     (1,893)    $       610
                                                            ============     ============     ===========

During 1996, the Austrian tax authorities passed legislation which had the effect of eliminating approximately $237.7 million of tax basis associated with certain amounts of goodwill recorded at Telekabel

                              UNITED EUROPE, INC.

Group effective January 1, 1997. This change in tax law is expected to be challenged on constitutional grounds. However, there can be no assurance of a successful repeal of such legislation.

The Company through its subsidiaries maintains a presence in 18 countries. Many of these countries maintain tax regimes that differ significantly from the system of income taxation used in the United States, such as a value added tax system. The Company has accounted for the effect of foreign taxes based on what we believe is reasonably expected to apply to the Company and its subsidiaries based on tax laws currently in effect and/or reasonable interpretations of these laws. Because some foreign jurisdictions do not have systems of taxation that are as well established as the system of income taxation used in the United States or tax regimes used in other major industrialized countries, it may be difficult to anticipate how foreign jurisdictions will tax current and future operations of the Company and its subsidiaries.

                              UNITED EUROPE, INC.

15. SEGMENT INFORMATION

                                                         FOR THE YEAR ENDED DECEMBER 31, 2000
                                ---------------------------------------------------------------------------------------
                                   VIDEO          VOICE         INTERNET       CONTENT         OTHER          TOTAL
                                ------------   ------------   ------------   ------------   ------------   ------------
                                                                    (IN THOUSANDS)
REVENUE:
  The Netherlands.............   $  199,592     $  120,497     $   35,968     $    2,981     $      525     $  359,563
  Austria.....................       76,264         31,489         25,438              -              -        133,191
  Belgium.....................       14,456          1,319          4,261              -              -         20,036
  Czech Republic..............       24,718            886            250              -          2,937         28,791
  France......................       53,822          9,365          2,574              -              5         65,766
  Hungary.....................       44,869         19,991            421              -             10         65,291
  Norway......................       45,020          3,546          2,852              -              -         51,418
  Poland......................      119,656              -              4          1,625              -        121,285
  Sweden......................       30,803              -          5,871              -              -         36,674
  Germany.....................        9,656             10             16              -          1,361         11,043
  Corporate and other.........       22,215              -              -              -          3,361         25,576
                                 ----------     ----------     ----------     ----------     ----------     ----------
    Total Consolidated
      Revenue.................   $  641,071     $  187,103     $   77,655     $    4,606     $    8,199     $  918,634
                                 ==========     ==========     ==========     ==========     ==========     ==========

ADJUSTED EBITDA: (1)
  The Netherlands.............   $  101,278     $  (99,598)    $ (138,897)    $  (58,710)    $  (16,802)    $ (212,729)
  Austria.....................       39,245         (6,979)           731              -              -         32,997
  Belgium.....................        4,187            (29)        (4,966)             -             91           (717)
  Czech Republic..............         (789)            45            103              -          1,139            498
  France......................       13,196        (22,270)        (9,091)             -         (4,579)       (22,744)
  Hungary.....................        9,589         11,242         (3,322)             -             10         17,519
  Norway......................       16,969        (10,615)        (2,882)             -           (317)         3,155
  Poland......................       (3,937)             -         (1,793)       (48,508)        (2,318)       (56,556)
  Sweden......................        9,193         (3,535)        (7,977)             -              -         (2,319)
  Germany.....................        4,602            (48)           (86)             -            385          4,853
  Corporate and other.........        5,872              -         (2,358)             -        (98,632)       (95,118)
                                 ----------     ----------     ----------     ----------     ----------     ----------
    Total Consolidated
      Adjusted EBITDA.........   $  199,405     $ (131,787)    $ (170,538)    $ (107,218)    $ (121,023)    $ (331,161)
                                 ==========     ==========     ==========     ==========     ==========     ==========

                              UNITED EUROPE, INC.

                                                         FOR THE YEAR ENDED DECEMBER 31, 1999
                                ---------------------------------------------------------------------------------------
                                   VIDEO          VOICE         INTERNET       CONTENT         OTHER          TOTAL
                                ------------   ------------   ------------   ------------   ------------   ------------
                                                                    (IN THOUSANDS)
REVENUE:
  The Netherlands.............   $  117,025     $   32,029     $    8,616     $    1,112     $      330     $  159,112
  Austria.....................       83,736          7,321         13,610              -              -        104,667
  Belgium.....................       15,737              -          2,497              -              -         18,234
  Czech Republic..............        7,485            181              -              -          1,042          8,708
  France......................       27,522          2,710            590              -              -         30,822
  Hungary.....................       35,197              -            125              -              -         35,322
  Norway......................       49,185            365            565              -              -         50,115
  Poland......................       35,020              -              -          2,741              -         37,761
  Sweden......................       13,335              -            504              -              -         13,839
  Corporate and other.........        8,327              -              -              -          6,515         14,842
                                 ----------     ----------     ----------     ----------     ----------     ----------
    Total Consolidated
      Revenue.................   $  392,569     $   42,606     $   26,507     $    3,853     $    7,887     $  473,422
                                 ==========     ==========     ==========     ==========     ==========     ==========

ADJUSTED EBITDA: (1)
  The Netherlands.............   $   47,513     $  (19,622)    $  (65,631)    $  (16,471)    $    1,495     $  (52,716)
  Austria.....................       44,318        (11,310)           231              -              -         33,239
  Belgium.....................        3,899            (54)        (2,181)             -              -          1,664
  Czech Republic..............       (1,114)            54              -              -            401           (659)
  France......................       (1,741)        (5,863)        (2,339)             -            (66)       (10,009)
  Hungary.....................       11,575              -           (257)             -              -         11,318
  Norway......................       20,450         (7,053)        (5,106)             -              -          8,291
  Poland......................      (37,009)             -              -        (36,110)        (2,975)       (76,094)
  Sweden......................        4,518           (133)        (4,038)             -              -            347
  Corporate and other.........        2,094           (204)          (724)             -        (44,091)       (42,925)
                                 ----------     ----------     ----------     ----------     ----------     ----------
    Total Consolidated
      Adjusted EBITDA.........   $   94,503     $  (44,185)    $  (80,045)    $  (52,581)    $  (45,236)    $ (127,544)
                                 ==========     ==========     ==========     ==========     ==========     ==========

                              UNITED EUROPE, INC.

                                                      FOR THE TEN MONTHS ENDED DECEMBER 31, 1998
                                ---------------------------------------------------------------------------------------
                                   VIDEO          VOICE         INTERNET       CONTENT         OTHER          TOTAL
                                ------------   ------------   ------------   ------------   ------------   ------------
                                                                    (IN THOUSANDS)
REVENUE:
  The Netherlands.............   $   13,854     $      162     $        -     $        -     $        -     $   14,016
  Austria.....................       71,396             61          3,172              -              -         74,629
  Belgium.....................       13,768              -            656              -          1,071         15,495
  Czech Republic..............        3,754              -              -              -              -          3,754
  France......................        3,395              -              -              -              -          3,395
  Hungary.....................       11,671              -              -              -              -         11,671
  Norway......................       38,879              -            161              -              -         39,040
  Corporate and other.........        2,446              -              -            567          7,274         10,287
                                 ----------     ----------     ----------     ----------     ----------     ----------
    Total Consolidated
      Revenue.................   $  159,163     $      223     $    3,989     $      567     $    8,345     $  172,287
                                 ==========     ==========     ==========     ==========     ==========     ==========

ADJUSTED EBITDA: (1)
  The Netherlands.............   $    8,445     $   (1,303)    $   (6,103)    $     (295)    $   (4,401)    $   (3,657)
  Austria.....................       34,350         (1,636)        (1,739)             -              -         30,975
  Belgium.....................        5,755              -           (799)             -            114          5,070
  Czech Republic..............         (721)             -              -              -              -           (721)
  France......................         (954)          (911)           (77)             -              -         (1,942)
  Hungary.....................        3,820              -              -              -              -          3,820
  Norway......................       14,015           (573)          (806)             -              -         12,636
  Corporate and other.........         (167)             -             19         (3,556)           131         (3,573)
                                 ----------     ----------     ----------     ----------     ----------     ----------
    Total Consolidated
      Adjusted EBITDA.........   $   64,543     $   (4,423)    $   (9,505)    $   (3,851)    $   (4,156)    $   42,608
                                 ==========     ==========     ==========     ==========     ==========     ==========

                              UNITED EUROPE, INC.

                                   AS OF AND FOR THE PERIOD ENDED DECEMBER 31,
                       -------------------------------------------------------------------
                                        2000                               1999
                       ---------------------------------------   -------------------------
                                        LONG-                                     LONG-
                         CAPITAL        LIVED         TOTAL        CAPITAL        LIVED
                       EXPENDITURES     ASSETS       ASSETS      EXPENDITURES     ASSETS
                       ------------   ----------   -----------   ------------   ----------
                                                 (IN THOUSANDS)
The Netherlands......  $   607,791    $1,362,721   $ 3,480,566     $247,050     $  774,045
Austria..............      132,064       251,855       430,988       94,240        179,652
Belgium..............        9,699        21,149        43,141        8,447         23,186
Czech Republic.......       28,631       108,406       214,598        2,491         80,347
France...............      223,814       530,013       849,011       70,666        319,454
Hungary..............      116,806       197,266       349,788       38,708        112,698
Norway...............       98,962       172,749       296,494       57,106        100,315
Poland...............      123,174       278,049     1,222,790       42,460        218,784
Sweden...............       15,111        63,553       420,827       12,495         48,182
Germany..............        3,781        73,344       969,679            -              -
Corporate and other..      239,443       266,372     2,685,367       38,569         63,698
                       -----------    ----------   -----------     --------     ----------
  Total Company......  $ 1,599,276    $3,325,477   $10,963,249     $612,232     $1,920,361
                       ===========    ==========   ===========     ========     ==========

                          AS OF AND FOR THE PERIOD ENDED DECEMBER 31,
                       --------------------------------------------------
                          1999                      1998
                       ----------   -------------------------------------
                                                     LONG-
                         TOTAL        CAPITAL        LIVED       TOTAL
                         ASSETS     EXPENDITURES    ASSETS       ASSETS
                       ----------   ------------   ---------   ----------
                                         (IN THOUSANDS)
The Netherlands......  $3,550,612     $ 14,734     $  2,440    $  297,068
Austria..............     356,337       43,278      140,550       341,159
Belgium..............      47,826       11,253       27,558        57,847
Czech Republic.......     159,806          523        8,737        11,497
France...............     498,776       28,802       40,328        51,092
Hungary..............     215,448        7,239       26,788        86,921
Norway...............     244,975       25,838       63,335       219,068
Poland...............   1,218,956            -            -             -
Sweden...............     474,899            -            -             -
Germany..............           -            -            -             -
Corporate and other..      77,219        9,880        9,310        22,744
                       ----------     --------     --------    ----------
  Total Company......  $6,844,854     $141,547     $319,046    $1,087,396
                       ==========     ========     ========    ==========

The Company's consolidated Adjusted EBITDA reconciles to the consolidated statements of operations and comprehensive (loss) income as follows:

                                                                FOR THE YEAR ENDED       FOR THE TEN
                                                                   DECEMBER 31,         MONTHS ENDED
                                                              -----------------------   DECEMBER 31,
                                                                 2000         1999          1998
                                                              ----------   ----------   -------------
                                                                          (IN THOUSANDS)
Operating loss..............................................  $ (920,014)  $ (610,213)   $ (196,066)
Depreciation and amortization...............................     657,470      280,442        76,550
Stock-based compensation (credit) expense...................     (68,617)     202,227       162,124
                                                              ----------   ----------    ----------
  Consolidated Adjusted EBITDA..............................  $ (331,161)  $ (127,544)   $   42,608
                                                              ==========   ==========    ==========

----------

(1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock based compensation charges. Stock-based compensation charges result from variable plan accounting for our subsidiaries' phantom stock option plans and are generally non-cash charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

                              UNITED EUROPE, INC.

16. RELATED PARTY TRANSACTIONS

RELATED PARTY RECEIVABLES

Related party receivables includes expenses paid on behalf of affiliates as well as loans by UPC to certain employees for the exercise of the employees' stock options, taxes on options exercised, or both.

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