Form 10-Q
period 2001-03-31
UNITEDGLOBALCOM INC
filed 2001-05-15
CIK 887949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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
Yes  X     No
    ---       ---



The number of shares outstanding of the Registrant's common stock as of May 8, 2001 was:

Class A Common Stock --  79,022,096  shares
Class B Common Stock --  19,221,940  shares

                                               UNITEDGLOBALCOM, INC.
                                                 TABLE OF CONTENTS


                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------

                                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000.................     2

     Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended
         March 31, 2001 and 2000 (Unaudited)......................................................................     3

     Condensed Consolidated Statement of Stockholders' Deficit for the Three Months Ended
         March 31, 2001 (Unaudited)...............................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000
         (Unaudited)..............................................................................................     6

     Notes to Condensed Consolidated Financial Statements (Unaudited).............................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................    18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................................    35


                                            PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................................................................    39



                                                           1

                                                  UNITEDGLOBALCOM, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except par value and number of shares)
                                                     (Unaudited)
                                                                                                                  As of
                                                                                                       -----------------------------
                                                                                                         March 31,     December 31,
                                                                                                           2001            2000
                                                                                                       ------------    -------------
ASSETS
Current assets
  Cash and cash equivalents.........................................................................    $ 1,355,528     $ 1,876,828
  Restricted cash...................................................................................         13,817          11,612
  Short-term liquid investments.....................................................................        269,670         347,084
  Subscriber receivables, net of allowance for doubtful accounts of $65,346 and $66,559,
   respectively.....................................................................................        142,418         169,532
  Notes receivable, related party...................................................................        291,975         256,947
  Other receivables, including related party receivables of $31,668 and $21,478, respectively.......        174,532         175,198
  Inventory.........................................................................................        154,947         131,853
  Deferred taxes....................................................................................          4,661           2,896
  Other current assets, net.........................................................................        143,070         108,250
                                                                                                        -----------     -----------
       Total current assets.........................................................................      2,550,618       3,080,200
Marketable equity securities and other investments..................................................         36,595          38,560
Investments in affiliates, accounted for under the equity method, net...............................        708,765         756,322
Property, plant and equipment, net of accumulated depreciation of $1,044,403 and $920,972,
 respectively.......................................................................................      3,621,822       3,748,804
Goodwill and other intangible assets, net of accumulated amortization of $518,521 and $448,012,
 respectively.......................................................................................      4,840,043       5,154,907
Deferred financing costs, net of accumulated amortization of $47,937 and $52,180, respectively......        188,024         207,573
Derivative securities...............................................................................        341,292               -
Deferred taxes......................................................................................          4,564           5,057
Other assets, net...................................................................................         13,084          12,350
                                                                                                        -----------     -----------
       Total assets.................................................................................    $12,304,807     $13,003,773
                                                                                                        ===========     ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable, including related party payables of $35 and $1,555, respectively................    $   371,482     $   578,399
  Accrued liabilities...............................................................................        629,230         619,609
  Subscriber prepayments and deposits...............................................................        144,462          96,296
  Short-term debt...................................................................................         35,546          51,208
  Current portion of  other long-term debt..........................................................        197,063         193,923
  Other current liabilities.........................................................................         26,680          14,330
                                                                                                        -----------     -----------
       Total current liabilities....................................................................      1,404,463       1,553,765
Senior discount notes and senior notes..............................................................      6,439,008       6,190,741
Other long-term debt................................................................................      3,308,542       3,354,185
Deferred compensation...............................................................................         25,730          27,460
Deferred taxes......................................................................................         15,811           8,237
Other long-term liabilities.........................................................................         24,058          30,918
                                                                                                        -----------     -----------
       Total liabilities............................................................................     11,217,612      11,165,306
                                                                                                        -----------     -----------
Minority interests in subsidiaries..................................................................      1,743,396       1,884,568
                                                                                                        -----------     -----------
Series B Convertible Preferred Stock, stated at liquidation value, 113,983 shares issued
 and outstanding....................................................................................         28,574          28,117
                                                                                                        -----------     -----------
Stockholders' deficit
  Class A Common Stock, $0 01 par value, 210,000,000 shares authorized, 84,626,144 and 83,820,633
    shares issued and outstanding, respectively.....................................................            846             838
  Class B Common Stock, $0 01 par value, 30,000,000 shares authorized, 19,221,940 shares issued
    and outstanding.................................................................................            192             192
  Series C Convertible Preferred Stock, 425,000 shares issued and outstanding.......................        425,000         425,000
  Series D Convertible Preferred Stock, 287,500 shares issued and outstanding.......................        287,500         287,500
  Additional paid-in capital........................................................................      1,552,003       1,542,609
  Deferred compensation.............................................................................       (114,404)       (117,136)
  Treasury stock, at cost, 5,604,948 shares of Class A Common Stock.................................        (29,984)        (29,984)
  Accumulated deficit...............................................................................     (2,508,597)     (1,892,706)
  Other cumulative comprehensive loss...............................................................       (297,331)       (290,531)
                                                                                                        -----------     -----------
       Total stockholders' deficit..................................................................       (684,775)        (74,218)
                                                                                                        -----------     -----------
       Total liabilities and stockholders' deficit..................................................    $12,304,807     $13,003,773
                                                                                                        ===========     ===========

             The  accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  UNITEDGLOBALCOM, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                              (In thousands, except per share amounts and number of shares)
                                                     (Unaudited)
                                                                                                      For the Three Months Ended
                                                                                                                March 31,
                                                                                                    -------------------------------
                                                                                                        2001               2000
                                                                                                    ------------       ------------
Revenue.....................................................................................        $   394,745         $  281,856
Operating expense...........................................................................           (294,836)          (190,178)
Selling, general and administrative expense.................................................           (174,221)          (216,164)
Depreciation and amortization...............................................................           (271,114)          (172,098)
                                                                                                    -----------         ----------
     Operating loss.........................................................................           (345,426)          (296,584)

Gain on issuance of common equity securities by subsidiaries................................                  -             77,109
Interest income, including related party income of $5,667 and $140, respectively............             31,227             35,347
Interest expense............................................................................           (266,477)          (195,426)
Foreign currency exchange loss..............................................................            (91,003)           (62,886)
Other expense, net..........................................................................             (2,442)            (8,012)
                                                                                                    -----------         ----------
     Loss before income taxes and other items...............................................           (674,121)          (450,452)

Income tax (expense) benefit, net...........................................................               (772)               664
Minority interests in subsidiaries..........................................................             87,087            227,109
Share in results of affiliates, net.........................................................            (48,190)           (22,259)
                                                                                                    -----------         ----------
     Loss before cumulative effect of change in accounting principle........................           (635,996)          (244,938)
                                                                                                    -----------         ----------
Cumulative effect of change in accounting principle.........................................             32,574                  -
                                                                                                    -----------         ----------
     Net loss...............................................................................        $  (603,422)        $ (244,938)
                                                                                                    ===========         ==========
Foreign currency translation adjustments....................................................        $   (43,753)        $  (23,149)
Unrealized holding gains arising during period..............................................             36,426                 16
Cumulative effect of change in accounting principle.........................................                527                  -
                                                                                                    -----------         ----------
     Comprehensive loss.....................................................................        $  (610,222)        $ (268,071)
                                                                                                    ===========         ==========
Basic net loss attributable to common stockholders..........................................        $  (616,348)        $ (257,845)
                                                                                                    ===========         ==========
Diluted net loss attributable to common stockholders........................................        $  (616,348)        $ (257,845)
                                                                                                    ===========         ==========
Net loss per common share:
     Basic and diluted net loss before cumulative effect of change in accounting principle..        $    (6.66)         $    (2.70)
     Cumulative effect of change in accounting principle....................................              0.33                   -
                                                                                                    ----------          ----------
     Basic and diluted net loss.............................................................        $    (6.33)         $    (2.70)
                                                                                                    ==========          ==========
Weighted-average number of common shares outstanding:
     Basic..................................................................................        97,439,092          95,529,552
                                                                                                    ==========          ==========
     Diluted................................................................................        97,439,092          95,529,552
                                                                                                    ==========          ==========

             The  accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  UNITEDGLOBALCOM, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         (In thousands, except number of shares)
                                                     (Unaudited)



                                       Class A           Class B          Series C          Series D
                                     Common Stock     Common Stock    Preferred Stock    Preferred Stock    Additional
                                   ---------------- ---------------- ------------------ ------------------   Paid-In     Deferred
                                    Shares   Amount  Shares   Amount   Shares   Amount    Shares   Amount    Capital   Compensation
                                   --------- ------ --------- ------ --------- -------- --------- --------  ---------- ------------
Balances, December 31, 2000...... 83,820,633  $838  19,221,940 $192   425,000  $425,000  287,500  $287,500  $1,542,609  $(117,136)

Issuance of Class A Common
 Stock in connection with
 Company's stock option plans....      2,000     -           -    -         -         -        -         -          10          -

Issuance of Class A Common
 Stock in connection with
 Company's 401(k) plan...........      8,190     -           -    -         -         -        -         -         107          -

Accrual of dividends on
 Series B, C and D
 Convertible Preferred Stock.....          -     -           -    -         -         -        -         -        (457)         -

Issuance of Class A Common
 Stock as dividends on
 Series C Convertible
 Preferred Stock.................    474,402     5           -    -         -         -        -         -       7,433          -

Issuance of Class A Common
 Stock as dividends on
 Series D Convertible
 Preferred Stock.................    320,919     3           -    -         -         -        -         -       5,028          -

Equity transactions of
 subsidiaries....................          -     -           -    -         -         -        -         -      (2,179)     2,179

Amortization of deferred
 compensation....................          -     -           -    -         -         -        -         -        (548)       553

Net loss.........................          -     -           -    -         -         -        -         -           -          -

Cumulative effect of change in
accounting principle.............          -     -           -    -         -         -        -         -           -          -

Change in cumulative
 translation adjustments.........          -     -           -    -         -         -        -         -           -          -

Change in unrealized gain
 on available-for-sale
 securites.......................          -     -           -    -         -         -        -         -           -          -
                                  ----------  ----  ---------- ----   -------  --------  -------  --------  ----------  ---------

Balances, March 31, 2001......... 84,626,144  $846  19,221,940 $192   425,000  $425,000  287,500  $287,500  $1,552,003  $(114,404)
                                  ==========  ====  ========== ====   =======  ========  =======  ========  ==========  =========



             The  accompanying notes are an integral part of these condensed consolidated financial statements.

                                                         4

                                  UNITEDGLOBALCOM, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Continued)
                         (In thousands, except number of shares)


                                                                          Other
                                     Treasury Stock                     Cumulative
                                  -------------------   Accumulated   Comprehensive
                                    Shares    Amount      Deficit         Loss         Total
                                  --------- ---------   -----------   -------------  ----------
Balances, December 31, 2000...... 5,604,948 $(29,984)   $(1,892,706)   $(290,531)    $ (74,218)

Issuance of Class A Common
 Stock in connection with
 Company's stock option plans....         -        -              -            -            10

Issuance of Class A Common
 Stock in connection with
 Company's 401(k) plan...........         -        -              -            -           107

Accrual of dividends on
 Series B, C and D
 Convertible Preferred Stock.....         -        -        (12,469)           -       (12,926)

Issuance of Class A Common
 Stock as dividends on
 Series C Convertible
 Preferred Stock.................         -        -              -            -         7,438

Issuance of Class A Common
 Stock as dividends on
 Series D Convertible
 Preferred Stock.................         -        -              -            -         5,031

Equity transactions of
 subsidiaries....................         -        -              -            -             -

Amortization of deferred
 compensation....................         -        -              -            -             5

Net loss.........................         -        -       (603,422)           -      (603,422)

Cumulative effect of change in
accounting principle.............         -        -              -          527           527

Change in cumulative
 translation adjustments.........         -        -              -      (43,753)      (43,753)

Change in unrealized gain
 on available-for-sale
 securites.......................         -        -              -       36,426        36,426
                                  --------- --------    -----------    ---------     ---------

Balances, March 31, 2001......... 5,604,948 $(29,984)   $(2,508,597)   $(297,331)    $(684,775)
                                  ========= ========    ===========    =========     =========


             The  accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  UNITEDGLOBALCOM, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)
                                                     (Unaudited)

                                                                                                        For the Three Months Ended
                                                                                                                March 31,
                                                                                                       -----------------------------
                                                                                                           2001             2000
                                                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..........................................................................................      $ (603,422)      $ (244,938)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Gain on issuance of common equity securities by subsidiaries....................................               -          (77,109)
  Share in results of affiliates, net.............................................................          48,190           20,238
  Minority interests in subsidiaries..............................................................         (87,087)        (227,109)
  Unrealized foreign exchange gains and losses....................................................         123,373           74,438
  Cumulative effect of change in accounting principle.............................................         (32,574)               -
  Gain on derivative securities...................................................................         (17,231)               -
  Depreciation and amortization...................................................................         271,114          172,098
  Accretion of interest on senior notes and amortization of deferred financing costs..............         120,672          104,347
  Stock-based compensation expense................................................................           3,222           68,460
  Increase in receivables, net....................................................................         (30,973)         (42,074)
  Increase in other assets........................................................................         (39,962)         (27,618)
  (Decrease) increase in accounts payable, accrued liabilities and other..........................        (170,325)         139,232
                                                                                                        ----------       ----------
     Net cash flows from operating activities.....................................................        (415,003)         (40,035)
                                                                                                        ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term liquid investments.........................................................        (304,855)        (817,507)
Proceeds from sale of short-term liquid investments...............................................         376,847          795,602
Investments in affiliates and other investments...................................................         (18,980)        (304,675)
New acquisitions, net of cash acquired............................................................         (24,195)      (1,341,400)
Capital expenditures..............................................................................        (205,052)        (300,559)
Increase in notes receivable from affiliate.......................................................         (35,028)               -
Other.............................................................................................           3,653           48,892
                                                                                                        ----------       ----------
     Net cash flows from investing activities.....................................................        (207,610)      (1,919,647)
                                                                                                        ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock in connection with Company's and subsidiary's stock option plans.........           3,178            6,492
Proceeds from offering of senior notes and senior discount notes..................................              --        1,612,200
Proceeds from short-term and long-term borrowings.................................................         184,298          423,936
Deferred financing costs..........................................................................          (1,688)         (31,390)
Repayments of short-term and long-term borrowings.................................................         (25,528)        (293,802)
                                                                                                        ----------       ----------
     Net cash flows from financing activities.....................................................         160,260        1,717,436
                                                                                                        ----------       ----------
EFFECT OF EXCHANGE RATES ON CASH..................................................................         (58,947)        (102,297)
                                                                                                        ----------       ----------
DECREASE IN CASH AND CASH EQUIVALENTS.............................................................        (521,300)        (344,543)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................................................       1,876,828        1,925,915
                                                                                                        ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................................      $1,355,528       $1,581,372
                                                                                                        ==========       ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest..........................................................................      $  183,320       $  124,333
                                                                                                        ==========       ==========
  Cash received for interest......................................................................      $   24,258       $   60,025
                                                                                                        ==========       ==========

             The  accompanying notes are an integral part of these condensed consolidated financial statements.

                              UNITEDGLOBALCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2001
                                   (Unaudited)


1.  ORGANIZATION AND NATURE OF OPERATIONS

UnitedGlobalCom,  Inc.  (together  with  its  majority-owned  subsidiaries,  the
"Company" or "United") provides video, telephone and Internet access services, which the Company refers to as "Distribution", in numerous countries worldwide, and related content and other media services in a growing number of international markets. The following chart presents a summary of the Company's significant investments in telecommunications as of March 31, 2001.

************************************************************************************************************************************
*                                                              United                                                              *
************************************************************************************************************************************
           100.0% *                                                            100.0% *
***************************************  *******************************************************************************************
*     United Europe, Inc. ("UEI")     *  *                    United International Properties, Inc. ("UIPI")                       *
***************************************  *******************************************************************************************
                  *                                                                   *
                  *                                           **********************************************
            53.3% *                                 100.0%    *                                            *  100.0%
***************************************  ********************************************* *********************************************
*  United Pan-Europe Communications   *  *  United Asia/Pacific Communications, Inc. * *        United Latin America, Inc.         *
*            N.V. ("UPC")             *  *            ("Asia Pacific")*              * *                 ("ULA")                   *
***************************************  ********************************************* *********************************************
                  *                                 100.0%    *                                             *
***************************************  ********************************************* *********************************************
* Distribution                        *  *      United Australia/Pacific, Inc.       * * Distribution                              *
* ------------                        *  *                 ("UAP")                   * * --------------                            *
* Austria:                            *  ********************************************* * Brazil:                                   *
*  Telekabel Group             95.0%  *              73.4%    *                        *  TV Show Brazil                   100.0%  *
* Belgium:                            *  ********************************************* *  Jundiai                           49.0%  *
*  UPC Belgium                100.0%  *  *   Austar United Communications Limited    * * Chile:                                    *
* Czech Republic:                     *  *            ("United Austar")              * *  VTR                              100.0%  *
*  UPC Czech                  100.0%  *  ********************************************* * Mexico:                                   *
* France:                             *                       *                        *  Telecable                         90.3%  *
*  UPC France                  92.0%  *                       *                        * Peru:                                     *
* Germany:                            *  * ******************************************* *  Star GlobalCom                   100.0%  *
*  PrimaCom                    25.0%  *  * Distribution                              * * Uruguay:                                  *
*  EWT/TSS Group               51.0%  *  * ------------                              * *  Multitel                         100.0%  *
* Hungary:                            *  * Australia:                                * *                                           *
*  UPC Magyarorszag           100.0%  *  *  Austar                           100.0%  * * Content                                   *
*  Monor                       98.9%  *  *  Austar United Broadband          100.0%  * * -------                                   *
* Israel:                             *  * New Zealand:                              * * Latin American Programming:               *
*  Tevel                       46.6%  *  *  TelstraSaturn                     50.0%  * *  MGM Networks LA                   50.0%  *
* Malta:                              *  *                                           * *********************************************
*  Melita                      50.0%  *  * Content                                   *
* The Netherlands:                    *  * -------                                   *
*  UPC Netherland             100.0%  *  * Australia:                                *
*  Alkmaar                    100.0%  *  *  XYZ Entertainment                 50.0%  *
* Norway:                             *  *********************************************
*  UPC Norge                  100.0%  *
* Poland:                             *  *********************************************
*  UPC Polska                 100.0%  *  * *Other Asia/Pacific                       *
* Romania:                            *  *                                           *
*  UPC Romania          51.0%- 70.0%  *  * China:                                    *
* Slovak Republic:                    *  *  Hunan International TV            49.0%  *
*  UPC Solvak           95.0%-100.0%  *  * Philippines:                              *
* Sweden:                             *  *  Pilipino Cable Corporation        19.6%  *
*  UPC Sweden                 100.0%  *  *********************************************
*                                     *
* Priority Telecom                    *
* ----------------                    *
* The Netherlands:                    *
*  Priority Telecom           100.0%  *
*                                     *
* Media, Content and Other            *
* ------------------------            *
* Czech Republic/Slovak Republic/     *
* Hungary:                            *
*  UPC Direct Programming     100.0%  *
* Ireland:                            *
*  Tara                        80.0%  *
* The Netherlands:                    *
*  UPCtv                      100.0%  *
* Spain:                              *
*  Iberian Programming         50.0%  *
* United Kingdom/Central              *
* Europe/Poland:                      *
*  UPC Broadcast Centre       100.0%  *
* United Kingdom:                     *
*  Xtra Music                  50.0%  *
* Other:                              *
*  SBS                         23.5%  *
* chello broadband            100.0%  *
***************************************

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

USE OF ESTIMATES

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

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those subsidiaries for which the Company did not consolidate the results of operations for the entire three months ended March 31, 2001 and/or March 31, 2000:

                             Effective Date
Entity                       of Consolidation      Reason
------                       ----------------      ------

K&T Group (UPC Nederland)    March 31, 2000        Acquisition
El Tele Ostfold (Norway)     March 1, 2000         Acquisition
Intercomm (UPC France)       March 1, 2000         Acquisition of 92.0% interest
Tebecai (UPC Nederland)      February 1,  2000     Acquisition

NEW ACCOUNTING PRINCIPLE

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in the fair market value of a derivative during the reporting period depends on its intended use and designation. UPC has cross-currency swaps related to its dollar-denominated senior notes, as well as warrants in a publicly traded company that qualify as derivatives under SFAS 133. The impact of recording the cross-currency swaps at fair market value effective January 1, 2001 was a gain of $66.3 million, which was recorded in the condensed consolidated statement of operations as a cumulative effect of a change in accounting principle. These swaps were also marked to market as of March 31, 2001, resulting in a gain of $43.9 million, which was recorded in the condensed consolidated statement of operations for the three months then ended. The impact of recording the warrants at fair market value effective January 1, 2001 was a loss of $33.7 million, which was recorded in the condensed consolidated statement of operations as a cumulative effect of a change in accounting principle.

RISKS AND UNCERTAINTIES

UPC and Austar United have incurred operating losses and negative cash flows from operations which have been driven by their continuing development efforts including the introduction of new services such as digital video, telephone and Internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. Management expects both companies to incur operating losses in 2001 and 2002 primarily as a result of the continued introduction of these new services which are in the early stages of deployment. UPC's and Austar United's business plan calls for substantial growth in the number of subscribers that will use these new services. This growth requires the availability of capital resources that are sufficient to fund expected capital expenditures. Growth in subscribers will also be required

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in order for the respective entities to achieve consolidated operating profitability and positive operating cash flows. Management believes that UPC and Austar United can achieve the anticipated growth in subscribers and that the required capital resources will be available to fund expected capital expenditures and operating losses. However, if such subscriber growth is not achieved, management believes access to sources of capital will be sufficient to satisfy future cash needs. Management's estimates of the cash flows generated by these new services and the capital resources needed and available to complete their deployment could change, and such change could differ materially from the estimates used to evaluate the Company's ability to realize its investments.

3.  ACQUISITIONS AND OTHER

ACQUISITION OF ALKMAAR

In January 2001, UPC acquired DeAlkmaarse Kabel in The Netherlands for a purchase price of $46.2 million. The purchase price was paid in cash of $21.5 million and a note, bearing interest at 8.0% per annum. The note is due in one year, and is payable in cash or shares of UPC, at UPC's option.

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   INVESTMENTS IN AFFILIATES

                                                                     As of March 31, 2001
                                      ----------------------------------------------------------------------------------
                                                         Cumulative       Cumulative         Cumulative
                                                          Dividends     Share in Results     Translation
                                      Contributions       Received       of Affiliates       Adjustments         Total
                                      --------------     ----------     -----------------    ------------      ---------
                                                                         (In thousands)
     Europe:
       PrimaCom.......................  $  341,017        $       -        $ (40,688)         $ (35,890)       $264,439
       SBS............................     264,675                -          (47,358)             3,458         220,775
       Tevel..........................      99,385           (6,180)         (54,116)               934          40,023
       Melita.........................      14,052                -               21             (3,938)         10,135
       Iberian Programming............      11,947           (2,560)           6,212              1,213          16,812
       Xtra Music.....................      15,539                -           (6,911)            (1,084)          7,544
       Other..........................      50,163             (695)         (11,835)            (5,539)         32,094
     Asia/Pacific:
       TelstraSaturn..................      79,310                -          (31,894)           (10,314)         37,102
       XYZ Entertainment..............      44,306           (8,634)          (9,364)            (4,713)         21,595
       Pilipino Cable Corporation.....      17,844                -           (3,383)            (2,588)         11,873
       Hunan International TV.........       6,061                -           (2,284)                16           3,793
       Other..........................       2,860                -           (1,006)              (536)          1,318
     Latin America:
       Telecable......................      71,819          (20,862)          (4,262)            (9,258)         37,437
       MGM Networks LA (1)............      15,071                -          (15,071)                 -               -
       Jundiai........................       7,438           (1,572)             166             (2,207)          3,825
                                        ----------        ---------        ---------          ---------        --------
         Total........................  $1,041,487        $ (40,503)       $(221,773)         $ (70,446)       $708,765
                                        ==========        =========        =========          =========        ========


                                                                    As of December 31, 2000
                                      ----------------------------------------------------------------------------------
                                                         Cumulative       Cumulative         Cumulative
                                                          Dividends     Share in Results     Translation
                                      Contributions       Received       of Affiliates       Adjustments         Total
                                      --------------     ----------     -----------------    ------------      ---------
                                                                         (In thousands)
     Europe:
       PrimaCom.......................  $  341,017        $       -        $ (28,482)         $ (21,114)       $291,421
       SBS............................     264,675                -          (36,433)            (4,138)        224,104
       Tevel..........................      99,385           (6,180)         (39,587)             3,848          57,466
       Melita.........................      14,052                -              592             (3,480)         11,164
       Iberian Programming............      11,947           (2,560)           5,103              2,319          16,809
       Xtra Music.....................      14,491                -           (6,367)              (986)          7,138
       Other..........................      44,900             (695)          (9,772)            (6,242)         28,191
     Asia/Pacific:
       TelstraSaturn..................      66,629                -          (24,503)            (5,007)         37,119
       XYZ Entertainment..............      44,306           (5,464)         (11,515)            (1,387)         25,940
       Pilipino Cable Corporation.....      17,346                -           (3,388)            (2,588)         11,370
       Hunan International TV.........       6,061                -           (2,181)                16           3,896
       Other..........................       2,860                -             (614)              (314)          1,932
     Latin America:
       Telecable......................      71,819          (20,862)          (5,282)           (10,135)         35,540
       MGM Networks LA (1)............      14,076                -          (14,076)                 -               -
       Jundiai........................       7,438           (1,572)             174             (1,808)          4,232
                                        ----------        ---------        ---------          ---------        --------
         Total..........................$1,021,002        $ (37,333)       $(176,331)         $ (51,016)       $756,322
                                        ==========        =========        =========          =========        ========

---------------

(1) Includes an accrued funding obligation of $3.1 and $2.6 million at March 31, 2001 and December 31, 2000, respectively. The Company would face significant and punitive dilution if it did not make the requested fundings.

                               UNITEDGLOBALCOM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  PROPERTY, PLANT AND EQUIPMENT                                                             As of
                                                                               ----------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Cable distribution networks...............................................  $ 3,110,442           $3,147,285
    Subscriber premises equipment and converters..............................      797,721              757,385
    MMDS/DTH distribution facilities..........................................      246,654              261,896
    Office equipment, furniture and fixtures..................................      256,240              254,721
    Buildings and leasehold improvements......................................      136,727              142,334
    Other.....................................................................      118,441              106,155
                                                                                -----------           ----------
                                                                                  4,666,225            4,669,776
         Accumulated depreciation.............................................   (1,044,403)            (920,972)
                                                                                -----------           ----------
         Net property, plant and equipment....................................  $ 3,621,822           $3,748,804
                                                                                ===========           ==========

6.  GOODWILL AND OTHER INTANGIBLE ASSETS                                                      As of
                                                                               ----------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Europe:
      UPC Nederland...........................................................   $1,209,725           $1,590,868
      UPC Polska..............................................................      959,200              951,225
      UPC Germany.............................................................      836,462              883,928
      UPC Sweden..............................................................      355,669              388,884
      Priority Telecom........................................................      608,152              337,247
      UPC N V.................................................................      191,078              193,630
      Telekabel Group.........................................................      158,777              167,317
      UPC France..............................................................      155,931              164,010
      UPC Magyarorszag........................................................      123,480              131,164
      Priority Wireless Group.................................................       94,631              100,297
      UPC Czech...............................................................       91,346               95,161
      UPC Norge...............................................................       76,129               67,249
      Other...................................................................       90,450               89,914
    Asia/Pacific:
      Austar United...........................................................      199,148              225,433
    Latin America:
      VTR.....................................................................      201,245              208,725
      TV Show Brasil..........................................................        6,963                7,688
      Multitel................................................................          178                  179
                                                                                 ----------           ----------
                                                                                  5,358,564            5,602,919
         Accumulated amortization.............................................     (518,521)            (448,012)
                                                                                 ----------           ----------
         Net goodwill and other intangible assets.............................   $4,840,043           $5,154,907
                                                                                 ==========           ==========

7.  SHORT-TERM DEBT                                                                          As of
                                                                               ----------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               --------------      --------------
                                                                                         (In thousands)

    UPC.......................................................................   $   35,291           $   48,151
    ULA and UAP...............................................................          255                3,057
                                                                                 ----------           ----------
         Total short-term debt................................................   $   35,546           $   51,208
                                                                                 ==========           ==========

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  SENIOR DISCOUNT NOTES AND SENIOR NOTES                                                    As of
                                                                               ----------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    United 1998 Notes ........................................................   $1,130,214           $1,101,010
    United 1999 Notes ........................................................      256,159              249,497
    UPC Senior Notes July 1999 Offering:
      UPC 10.875% dollar Senior Notes due 2009 ...............................      799,966              700,759
      UPC 10.875% euro Senior Notes due 2009 .................................      263,899              278,551
      UPC 12.5% dollar Senior Discount Notes due 2009 ........................      490,560              475,854
    UPC Senior Notes October 1999 Offering:
      UPC 10.875% dollar Senior Notes due 2007 ...............................      199,991              177,027
      UPC 10.875% euro Senior Notes due 2007 .................................       87,966               92,851
      UPC 11.25% dollar Senior Notes due 2009 ................................      250,392              221,411
      UPC 11.25% euro Senior Notes due 2009 ..................................       88,283               93,168
      UPC 13.375% dollar Senior Discount Notes due 2009 ......................      300,489              290,974
      UPC 13.375% euro Senior Discount Notes due 2009 ........................      105,683              108,017
    UPC Senior Notes January 2000 Offering:
      UPC 11.25% dollar Senior Notes due 2010 ................................      596,021              595,742
      UPC 11.25% euro Senior Notes due 2010 ..................................      174,773              184,443
      UPC 11.5% dollar Senior Notes due 2010 .................................      298,030              273,780
      UPC 13.75% dollar Senior Discount Notes due 2010 .......................      600,991              581,253
      UPC Polska Senior Discount Notes .......................................      313,119              300,163
      UAP Notes ..............................................................      482,472              466,241
                                                                                 ----------           ----------
          Total senior discount notes and senior notes .......................   $6,439,008           $6,190,741
                                                                                 ==========           ==========


9.  OTHER LONG-TERM DEBT                                                                      As of
                                                                               ----------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)

    UPC Bank Facility ........................................................   $2,274,155           $2,224,696
    UPC Bridge Facility ......................................................      659,747              696,379
    DIC Loan .................................................................       46,846               51,401
    Other UPC ................................................................      146,530              170,801
    Austar Bank Facility .....................................................      194,137              223,501
    VTR Bank Facility ........................................................      176,000              176,000
    Other UAP ................................................................        3,874                4,759
    Other ULA ................................................................        4,316                  571
                                                                                 ----------           ----------
                                                                                  3,505,605            3,548,108
          Less current portion ...............................................     (197,063)            (193,923)
                                                                                 ----------           ----------
          Total other long-term debt .........................................   $3,308,542           $3,354,185
                                                                                 ==========           ==========

The increase in UPC's July 1999 Senior Notes, October 1999 Senior Notes, January 2000 Senior Notes and UPC's Bank Facility from December 31, 2000 to March 31, 2001 was due in part to the adoption of SFAS 133 effective January 1, 2001. Under SFAS 133 the related cross-currency swaps qualified as derivative securities and were marked to market as of March 31, 2001, resulting in an increase to the carrying value of UPC's long-term debt totaling $236.1 million, with a corresponding asset recorded of $341.3 million.

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' DEFICIT

EQUITY TRANSACTIONS OF SUBSIDIARIES

The  issuance  of  common  equity,  warrants,  convertible  debt  with an equity component, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                                                                    For the Three Months Ended
                                                                                           March 31, 2001
                                                                          -----------------------------------------------
                                                                                              Austar
                                                                              UPC             United           Total
                                                                          -------------    -------------    -------------
                                                                                           (In thousands)
    Variable plan accounting for stock options.........................     $(1,985)          $  (194)         $(2,179)
    Deferred compensation expense......................................       1,985               194            2,179
    Amortization of deferred compensation..............................      (1,513)            2,066              553
    Amortization of deferred compensation (minority interest)..........          --              (548)            (548)
                                                                            -------           -------          -------
          Total........................................................     $(1,513)          $ 1,518          $     5
                                                                            =======           =======          =======

OTHER CUMULATIVE COMPREHENSIVE LOSS

                                                                                             As of
                                                                               ----------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Foreign currency translation adjustments............................         $(309,320)           $(265,567)
    Unrealized gain (loss) on available-for-sale securities.............            11,462              (24,964)
    Cumulative effect of change in accounting principle.................               527                    -
                                                                                 ---------            ---------
          Total.........................................................         $(297,331)           $(290,531)
                                                                                 =========            =========

11. BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                        (In thousands)
    Basic:
      Net loss..........................................................         $(603,422)           $(244,938)
      Accrual of dividends on Series B Convertible Preferred Stock......              (457)                (438)
      Accrual of dividends on Series C Convertible Preferred Stock......            (7,438)              (7,438)
      Accrual of dividends on Series D Convertible Preferred Stock......            (5,031)              (5,031)
                                                                                 ---------            ---------
          Basic net loss attributable to common stockholders............          (616,348)            (257,845)
                                                                                 ---------            ---------
    Diluted:
      Accrual of dividends on Series B Convertible Preferred Stock......                 - (1)                - (1)
      Accrual of dividends on Series C Convertible Preferred Stock......                 - (1)                - (1)
      Accrual of dividends on Series D Convertible Preferred Stock......                 - (1)                - (1)
                                                                                 ---------            ---------
          Diluted net loss attributable to common stockholders..........         $(616,348)           $(257,845)
                                                                                 =========            =========

---------------
(1) Excluded from the calculation of diluted net loss attributable to common stockholders because the effect is anti-dilutive.

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SEGMENT INFORMATION

                                                                   For the Three Months Ended March 31, 2001
                                                   ---------------------------------------------------------------------------
                                                     Video        Voice       Internet      Content      Other        Total
                                                   ----------  -----------   ----------   -----------  ----------   ----------
                                                                               (In thousands)
REVENUE:
 Europe:
   The Netherlands..............................    $ 56,541     $ 56,580     $ 14,270      $  1,574     $  2,341     $131,306
   Austria......................................      19,208        9,784       10,197             -           64       39,253
   Belgium......................................       3,597            -        2,030             -            -        5,627
   Czech Republic...............................       9,147          198          197             -          397        9,939
   France.......................................      13,714        4,040        1,335             -            -       19,089
   Hungary......................................      15,033        5,346          439             -            -       20,818
   Norway.......................................      11,381        1,524        1,682             -            -       14,587
   Poland.......................................      34,959            -          205           395            -       35,559
   Sweden.......................................       7,776            -        2,225             -            -       10,001
   Germany......................................      11,362           10           14             -          674       12,060
   Corporate and other..........................       8,047            -          145             -          838        9,030
                                                    --------     --------     --------      --------     --------     --------
      Total Europe..............................     190,765       77,482       32,739         1,969        4,314      307,269
                                                    --------     --------     --------      --------     --------     --------
 Asia/Pacific:
   Australia....................................      38,479          873        3,033         2,590          107       45,082
   Corporate and other..........................           -            -            -             -            -            -
                                                    --------     --------     --------      --------     --------     --------
      Total Asia/Pacific........................      38,479          873        3,033         2,590          107       45,082
                                                    --------     --------     --------      --------     --------     --------
 Latin America:
  Chile.........................................      27,587       12,203          902             -            -       40,692
  Brazil........................................       1,118            -            -             -            -        1,118
  Corporate and other...........................         558            -            -             -           26          584
                                                    --------     --------     --------      --------     --------     --------
      Total Latin America.......................      29,263       12,203          902             -           26       42,394
                                                    --------     --------     --------      --------     --------     --------

 Corporate and other............................           -            -            -             -            -            -
                                                    --------     --------     --------      --------     --------     --------

      Total Consolidated Revenue................    $258,507     $ 90,558     $ 36,674      $  4,559     $  4,447     $394,745
                                                    ========     ========     ========      ========     ========     ========
ADJUSTED EBITDA: (1)
 Europe:
  The Netherlands...............................    $ 27,479     $(23,844)    $(22,613)     $(14,158)    $(12,992)    $(46,128)
  Austria.......................................       7,928        1,178         2,171            -        1,920       13,197
  Belgium.......................................       1,449            -          (454)           -            -          995
  Czech Republic................................       1,169          (27)         (274)        (449)         168          587
  France........................................          55       (4,193)       (1,799)           -            -       (5,937)
  Hungary.......................................       3,408        2,928          (367)      (1,234)           -        4,735
  Norway........................................       3,889       (1,284)         (776)           -          482        2,311
  Poland........................................      (1,418)           -        (1,205)      (8,639)        (541)     (11,803)
  Sweden........................................       1,834            -          (864)           -          (92)         878
  Germany.......................................       5,727           (9)         (151)           -         (538)       5,029
  Corporate and other...........................       2,243            -           131         (898)     (20,465)     (18,989)
                                                    --------     --------     ---------     --------     --------     --------
      Total Europe..............................      53,763      (25,251)      (26,201)     (25,378)     (32,058)     (55,125)
                                                    --------     --------     ---------     --------     --------     --------
 Asia/Pacific:
  Australia.....................................      (3,369)        (742)       (5,465)      (1,536)        (970)     (12,082)
  Corporate and other...........................           -            -             -            -          529          529
                                                    --------     --------     ---------     --------     --------     --------
      Total Asia/Pacific........................      (3,369)        (742)       (5,465)      (1,536)        (441)     (11,553)
                                                    --------     --------     ---------     --------     --------     --------
 Latin America:
  Chile.........................................       8,721       (2,063)         (994)           -       (2,543)       3,121
  Brazil........................................        (146)           -             -            -            -         (146)
  Corporate and other...........................        (135)           -             -            -         (284)        (419)
                                                    --------     --------     ---------     --------     --------     --------
      Total Latin America.......................       8,440       (2,063)         (994)           -       (2,827)       2,556
                                                    --------     --------     ---------     --------     --------     --------

 Corporate and other............................           -            -             -            -       (6,968)      (6,968)
                                                    --------     --------     ---------     --------     --------     --------

      Total Consolidated Adjusted EBITDA........    $ 58,834     $(28,056)     $(32,660)    $(26,914)    $(42,294)    $(71,090)
                                                    ========     ========     =========     ========     ========     ========

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                   For the Three Months Ended March 31, 2000
                                                   ---------------------------------------------------------------------------
                                                     Video        Voice       Internet      Content      Other        Total
                                                   ----------  -----------   ----------   -----------  ----------   ----------
                                                                               (In thousands)
REVENUE:
 Europe:
  The Netherlands...............................    $ 42,781     $ 18,798     $  5,241     $    505      $      -     $ 67,325
  Austria.......................................      20,454        5,686        5,531            -             -       31,671
  Belgium.......................................       3,601          275          802            -             -        4,678
  Czech Republic................................       6,204          255            -            -         1,023        7,482
  France........................................      13,914        1,853          404            -             -       16,171
  Hungary.......................................      11,628        5,237           57            -             -       16,922
  Norway........................................      12,119          398          399            -             -       12,916
  Poland........................................      26,552            -            -        1,098             -       27,650
  Sweden........................................       8,123            -          835            -             -        8,958
  Corporate and other...........................       3,891            -            -            -           244        4,135
                                                    --------     --------     --------     --------      --------     --------
      Total Europe..............................     149,267       32,502       13,269        1,603         1,267      197,908
                                                    --------     --------     --------     --------      --------     --------
 Asia/Pacific:
  Australia.....................................      40,849            -            8            -           599       41,456
  New Zealand...................................         844        3,166          878            -             -        4,888
 Corporate and other............................           -            -            -            -             -            -
                                                    --------     --------     --------     --------      --------     --------
      Total Asia/Pacific........................      41,693        3,166          886            -           599       46,344
                                                    --------     --------     --------     --------      --------     --------
 Latin America:
  Chile.........................................      28,952        6,565          107            -             -       35,624
  Brazil........................................       1,389            -            -            -             -        1,389
  Corporate and other...........................         560            -            -            -             4          564
                                                    --------     --------     --------     --------      --------     --------
      Total Latin America.......................      30,901        6,565          107            -             4       37,577
                                                    --------     --------     --------     --------      --------     --------

 Corporate and other............................           -            -            -            -            27           27
                                                    --------     --------     --------     --------      --------     --------

      Total Consolidated Revenue................    $221,861     $ 42,233     $ 14,262     $  1,603      $  1,897     $281,856
                                                    ========     ========     ========     ========      ========     ========

Adjusted EBITDA: (1)
 Europe:
  The Netherlands...............................    $ 21,219     $(14,417)    $(32,047)    $ (7,557)     $      -     $(32,802)
  Austria.......................................      11,112       (1,113)         166            -             -       10,165
  Belgium.......................................       1,444         (139)      (1,121)           -             -          184
  Czech Republic................................         917           23            -            -           411        1,351
  France........................................       1,499       (2,714)        (974)           -             -       (2,189)
  Hungary.......................................       3,601        2,905       (1,056)           -             -        5,450
  Norway........................................       4,847       (1,841)        (839)           -             -        2,167
  Poland........................................      (3,233)           -            -      (14,437)         (320)     (17,990)
  Sweden........................................       3,692         (697)      (2,061)           -             -          934
  Corporate and other...........................       1,647         (178)      (1,679)         (63)      (22,772)     (23,045)
                                                    --------     --------     --------     --------      --------     --------
      Total Europe..............................      46,745      (18,171)     (39,611)     (22,057)      (22,681)     (55,775)
                                                    --------     --------     --------     --------      --------     --------
 Asia/Pacific:
  Australia.....................................       1,192          (37)      (1,721)           -        (1,777)      (2,343)
  New Zealand...................................        (253)        (357)         248            -        (1,344)      (1,706)
  Corporate and other...........................           -            -            -            -           234          234
                                                    --------     --------     --------     --------      --------     --------
      Total Asia/Pacific........................         939         (394)      (1,473)           -        (2,887)      (3,815)
                                                    --------     --------     --------     --------      --------     --------
 Latin America:
  Chile.........................................       9,165       (1,689)        (125)           -        (2,227)       5,124
  Brazil........................................          46            -            -            -             -           46
  Corporate and other...........................        (188)           -            -            -         1,495        1,307
                                                    --------     --------     --------     --------      --------     --------
      Total Latin America.......................       9,023       (1,689)        (125)           -          (732)       6,477
                                                    --------     --------     --------     --------      --------     --------

 Corporate and other............................           -            -            -            -        (2,913)      (2,913)
                                                    --------     --------     --------     --------      --------     --------

      Total Consolidated Adjusted EBITDA........    $ 56,707     $(20,254)    $(41,209)    $(22,057)     $(29,213)    $(56,026)
                                                    ========     ========     ========     ========      ========     ========

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                             As of
                                                                               ----------------------------------
                                                                                  March 31,         December 31,
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    TOTAL ASSETS
        Europe:
         The Netherlands................................................         $ 3,210,415          $ 3,400,264
         Poland.........................................................           1,184,839            1,222,790
         Germany........................................................             906,291              969,679
         France.........................................................             812,806              849,011
         Austria........................................................             414,829              430,988
         Sweden.........................................................             380,713              420,827
         Hungary........................................................             325,508              349,788
         Norway.........................................................             283,603              296,494
         Czech Republic.................................................             204,933              214,598
         Belgium........................................................              41,009               43,141
         Corporate and other............................................           2,559,632            2,685,366
                                                                                 -----------          -----------
             Total Europe...............................................          10,324,578           10,882,946
                                                                                 -----------          -----------
        Asia/Pacific:
         Australia......................................................             403,424              520,693
         Corporate and other............................................              59,604               62,325
                                                                                 -----------          -----------
             Total Asia/Pacific.........................................             463,028              583,018
                                                                                 -----------          -----------
        Latin America:
         Chile..........................................................             536,567              521,812
         Brazil.........................................................              14,894               17,039
         Corporate and other............................................              65,964               63,707
                                                                                 -----------          -----------
             Total Latin America........................................             617,425              602,558
                                                                                 -----------          -----------

        Corporate and other.............................................             899,776              935,251
                                                                                 -----------          -----------

             Total Company..............................................         $12,304,807          $13,003,773
                                                                                 ===========          ===========

The  Company's   consolidated   Adjusted  EBITDA  reconciles  to  the  condensed
consolidated statement of operations and comprehensive loss as follows:

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Net operating loss .................................................         $(345,426)           $(296,584)
    Depreciation and amortization ......................................           271,114              172,098
    Stock-based compensation expense ...................................             3,222               68,460
                                                                                 ---------            ---------
         Consolidated Adjusted EBITDA (1) ..............................         $ (71,090)           $ (56,026)
                                                                                 =========            =========

    ---------------
    (1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Stock-based compensation charges result from variable plan accounting of our subsidiaries' regular and phantom stock option plans and are generally non-cash charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' acceptance of our newer digital video, telephone and Internet access services, our ability to manage and grow our newer digital video, telephone and Internet access services, our ability to secure adequate capital to fund other system growth and development and our planned acquisitions, our ability to successfully close proposed transactions, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint ventures. We and our subsidiaries have announced several potential acquisitions, many of which are subject to various conditions, some of which may not occur. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. The following discussion and analysis of financial condition and results of operations cover the three months ended March 31, 2001 and 2000, and should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere herein. These unaudited condensed consolidated financial statements provide additional information regarding our financial activities and condition.

SUMMARY OPERATING DATA

The following comparative operating data reflects video subscribers, voice subscribers and lines, content and Internet subscribers for systems in which we had an ownership interest as of March 31, 2001.

OPERATING SYSTEM DATA - VIDEO
                                                                     As of March 31, 2001
                                 --------------------------------------------------------------------------------------------
                                                             Homes in                   Two-way
                                   United       System        Service       Homes        Homes         Basic       Basic
                                  Ownership    Ownership       Area        Passed        Passed     Subscribers    Penetration
                                 ------------ ------------  ------------ ------------ ------------- ------------ ------------
UPC:
  The Netherlands..............     53.3%       100.0%        2,626,500    2,509,500     2,074,400    2,312,900     92.2%
  Germany (1)..................  13.3-27.2%   25.0-51.0%      2,698,700    2,698,700       420,300    1,877,200     69.6%
  Poland.......................     53.3%       100.0%        1,950,000    1,855,200       151,800    1,434,200     77.3%
  Hungary......................  52.7-53.3%   98.9-100.0%     1,001,100      876,800       271,800      672,500     76.7%
  Austria......................     50.6%        95.0%        1,168,700      919,700       916,400      488,400     53.1%
  Israel.......................     24.8%        46.6%          645,300      645,300       400,500      445,000     69.0%
  Czech Republic...............     53.3%       100.0%          913,000      786,400       179,400      409,500     52.1%
  France.......................     49.0%        92.0%        2,653,200    1,240,300       430,900      405,900     32.7%
  Norway.......................     53.3%       100.0%          529,000      474,400       143,800      331,600     69.9%
  Slovak Republic..............  50.6-53.3%   95.0-100.0%       517,800      370,800        17,300      330,100     89.0%
  Romania......................  27.2-37.3%   51.0-70.0%        648,500      450,700             -      287,600     63.8%
  Sweden.......................     53.3%       100.0%          770,000      421,600       238,600      255,300     60.6%
  Belgium......................     53.3%       100.0%          530,000      152,100       152,100      123,800     81.4%
  Malta........................     26.7%        50.0%          179,400      179,400             -       83,800     46.7%
                                                             ----------   ----------     ---------   ----------
      Total....................                              16,831,200   13,580,900     5,397,300    9,457,800
                                                             ----------   ----------     ---------   ----------
Asia/Pacific:
  Australia....................     73.4%       100.0%        2,085,000    2,083,100     1,149,600      426,700     20.5%
  Philippines..................     19.6%        49.0%          600,000      517,500        29,500      187,900     36.3%
  New Zealand..................     36.7%        50.0%          136,500      107,000       107,000       22,100     20.7%
                                                             ----------   -----------    ---------   ----------
      Total....................                               2,821,500    2,707,600     1,286,100      636,700
                                                             ----------   -----------    ---------   ----------

Latin America:
  Chile........................    100.0%       100.0%        2,350,000    1,617,600       699,300      428,800     26.5%
  Mexico.......................     90.3%        90.3%          395,300      262,600        27,300       72,500     27.6%
  Brazil (Jundiai).............     49.0%        49.0%           70,200       67,900             -       17,800     26.2%
  Brazil (TV Show Brasil)......    100.0%       100.0%          463,000      306,000             -       15,300      5.0%
  Peru.........................    100.0%       100.0%          140,000       63,900             -        7,900     12.4%
                                                              ---------   ----------     ---------   ----------
      Total....................                               3,418,500    2,318,000       726,600      542,300
                                                              ---------   ----------     ---------   ----------

TOTAL......................................................  23,071,200   18,606,500     7,410,000   10,636,800
                                                             ==========   ==========     =========   ==========
TOTAL BASED ON CONSOLIDATED SYSTEMS (2)....................  19,127,600   14,909,900     6,434,700    8,506,000
                                                             ==========   ==========     ==========  ==========
TOTAL BASED ON PROPORTIONATE DATA (3)......................  12,556,200    9,811,000     4,166,200    5,026,500
                                                             ==========   ==========     ==========   =========

----------------
(1)  Includes 296,500 subscribers in The Netherlands.
(2) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(3) Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA - VOICE
                                                                     As of March 31, 2001
                                    ---------------------------------------------------------------------------------------
                                                                           Subscribers                  Lines
                                       United         System     ----------------------------- ----------------------------
                                      Ownership     Ownership     Residential      Business     Residential    Business
                                    -------------- ------------- --------------  ------------- ------------- --------------
UPC:
  The Netherlands................       53.3%         100.0%        189,400          8,800        221,400        8,800
  Austria........................       50.6%          95.0%        114,600              -        115,900            -
  Hungary........................     52.7-53.3%    98.9-100.0%      69,000              -         74,100            -
  France.........................       49.0%          92.0%         47,000              -         49,600          600
  Norway.........................       53.3%         100.0%         16,700              -         18,100            -
  Czech Republic.................       53.3%         100.0%          3,500              -          3,500            -
  Germany........................       27.2%          51.0%            100              -            100            -
                                                                    -------         ------        -------       ------
       Total.....................                                   440,300          8,800        482,700        9,400
                                                                    -------         ------        -------       ------

Austar United:
  New Zealand....................       36.7%         50.0%          34,100          1,600         40,000        4,800
  Australia......................       73.4%         100.0%          7,400              -          7,400            -
                                                                    -------         ------        -------       ------
       Total.....................                                    41,500          1,600         47,400        4,800
                                                                    -------         ------        -------       ------
VTR:
  Chile..........................      100.0%        100.0%         137,200          1,200        152,000        3,000
                                                                    -------         ------        -------       ------
TOTAL............................................................   619,000         11,600        682,100       17,200
                                                                    =======         ======        =======       ======
TOTAL BASED ON CONSOLIDATED SYSTEMS (1)..........................   584,900         10,000        642,100       12,400
                                                                    =======         ======        =======       ======
TOTAL BASED ON PROPORTIONATE DATA (2)............................   379,500          5,600        419,000        8,900
                                                                    =======         ======        =======       ======

----------------
(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2) Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA - INTERNET AND CONTENT
                                                                                   As of March 31, 2001
                                                                        ------------------------------------------
                                                                           United        System
INTERNET:                                                                Ownership      Ownership     Subscribers
                                                                        ------------- -------------- -------------
UPC:
  The Netherlands.....................................................     53.3%         100.0%           197,800
  Austria.............................................................     50.6%          95.0%           113,900
  Sweden..............................................................     53.3%         100.0%            37,600
  Germany.............................................................   13.3-27.2%    25.0-51.0%          20,600
  Norway..............................................................     53.3%         100.0%            18,600
  Belgium.............................................................     53.3%         100.0%            18,200
  France..............................................................     49.0%          92.0%            16,300
  Hungary.............................................................   52.7-53.3%    98.9-100.0%          5,100
  Czech Republic......................................................     53.3%         100.0%             2,600
  Poland..............................................................     53.3%         100.0%             1,800
                                                                                                       ----------
      Total...........................................................                                    432,500
                                                                                                       ----------
Austar United:
  Australia...........................................................     73.4%         100.0%            84,200
  New Zealand.........................................................     36.7%          50.0%            49,300
                                                                                                       ----------
      Total...........................................................                                    133,500
                                                                                                       ----------
Latin America:
  Chile...............................................................     100.0%        100.0%            11,600
  Mexico..............................................................     90.3%          90.3%               300
                                                                                                       ----------
      Total...........................................................                                     11,900
                                                                                                       ----------

TOTAL...............................................................................................      577,900
                                                                                                       ==========
TOTAL BASED ON CONSOLIDATED SYSTEMS (1).............................................................      507,800
                                                                                                       ==========
TOTAL BASED ON PROPORTIONATE DATA (2)...............................................................      310,300
                                                                                                       ==========

CONTENT:
UPC:
  Ireland.............................................................     42.6%          80.0%         5,188,600
  UPCtv...............................................................     53.3%         100.0%         4,039,000
  Spain/Portugal......................................................     26.7%          50.0%         1,740,000
  Poland..............................................................     53.3%         100.0%         1,106,800
  Hungary.............................................................     53.3%         100.0%            35,600
  Czech Republic......................................................     53.3%         100.0%            30,400
  Slovak Republic.....................................................     53.3%         100.0%            11,500
                                                                                                       ----------
      Total...........................................................                                 12,151,900
                                                                                                       ----------
Austar United:
  Australia...........................................................     36.7%          50.0%         6,656,500
                                                                                                       ----------
MGM:
  Latin America.......................................................     50.0%          50.0%        13,826,500
                                                                                                       ----------

TOTAL...............................................................................................   32,634,900
                                                                                                       ==========
TOTAL BASED ON CONSOLIDATED SYSTEMS (1).............................................................   10,411,900
                                                                                                       ==========
TOTAL BASED ON PROPORTIONATE DATA (2)...............................................................   14,816,300
                                                                                                       ==========

--------------
(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2) Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA - VIDEO
                                                                     As of March 31, 2000
                                 --------------------------------------------------------------------------------------------
                                                             Homes in                   Two-way
                                   United       System        Service       Homes        Homes         Basic       Basic
                                  Ownership    Ownership       Area        Passed        Passed     Subscribers    Penetration
                                 ------------ ------------  ------------ ------------ ------------- ------------ ------------
UPC:
  The Netherlands..............    53.0%         100.0%       2,513,700    2,421,200     1,945,200    2,255,000     93.1%
  Poland.......................    53.0%.        100.0%       1,950,000    1,769,600             -    1,327,200     75.0%
  Germany......................    13.3%          25.1%       1,422,800    1,422,800        30,500      919,600     64.6%
  Hungary......................  51.5-53.0%    97.1-100.0%    1,001,100      750,300       185,200      550,800     73.4%
  Austria......................    50.4%          95.0%       1,080,600      907,900       824,300      476,000     52.4%
  Israel.......................    24.7%          46.6%         660,000      617,000       385,400      431,300     69.9%
  France.......................    48.8%          92.0%       2,105,500    1,081,000       120,600      375,300     34.7%
  Czech Republic...............    53.0%         100.0%         868,300      776,900        17,700      364,300     46.9%
  Norway.......................    53.0%         100.0%         529,000      468,300        63,800      330,000     70.5%
  Romania......................  26.8-36.8%    51.0-70.0%       509,300      391,700             -      261,600     66.8%
  Slovak Republic..............  50.3-53.0%    95.0-100.0%      417,800      309,200             -      247,500     80.0%
  Sweden.......................    53.0%         100.0%         770,000      421,600       227,000      246,100     58.4%
  Belgium......................    53.0%         100.0%         530,000      150,400       147,900      125,600     83.5%
  Malta........................    26.5%          50.0%         177,000      175,200             -       77,300     44.1%
                                                             ----------   ----------     ---------    ---------
      Total....................                              14,535,100   11,663,100     3,947,600    7,987,600
                                                             ----------   ----------     ---------    ---------
Asia/Pacific:
  Australia....................    72.3%         100.0%       2,085,000    2,083,100             -      389,800     18.7%
  Philippines..................    19.6%          49.0%         600,000      455,000             -      193,300     42.5%
  New Zealand..................    72.3%         100.0%         115,500       87,800        87,800       17,800     20.3%
                                                             ----------   ----------     ---------    ---------
      Total....................                               2,800,500    2,625,900        87,800      600,900
                                                             ----------   ----------     ---------    ---------
Latin America:
  Chile........................   100.0%         100.0%       2,350,000    1,620,600       420,700      389,500     24.0%
  Mexico.......................    90.3%          90.3%         341,600      232,000             -       60,600     26.1%
  Brazil (Jundiai).............    46.3%          46.3%          70,200       67,200             -       17,600     26.2%
  Brazil (TV Show Brasil)......   100.0%         100.0%         437,000      306,000             -       17,900      5.8%
  Peru.........................   100.0%         100.0%         140,000       63,900             -        8,500     13.3%
                                                             ----------   ----------     ---------    ---------
      Total....................                               3,338,800    2,289,700       420,700      494,100
                                                             ----------   ----------     ---------    ---------

TOTAL......................................................  20,674,400   16,578,700     4,456,100    9,082,600
                                                             ==========   ==========     =========    =========
TOTAL BASED ON CONSOLIDATED SYSTEMS (1)....................  17,402,800   13,609,500     4,040,200    7,382,900
                                                             ==========   ==========     =========    =========
TOTAL BASED ON PROPORTIONATE DATA (2)......................  11,621,100    9,124,500     2,426,900    4,460,600
                                                             ==========   ==========     =========    =========

----------------
(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2) Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA - VOICE
                                                                     As of March 31, 2000
                                    ---------------------------------------------------------------------------------------
                                                                           Subscribers                  Lines
                                       United         System     ----------------------------- ----------------------------
                                      Ownership     Ownership     Residential      Business     Residential    Business
                                    -------------- ------------- --------------  ------------- ------------- --------------
UPC:
  The Netherlands................       53.0%        100.0%         105,600          8,500        118,700       11,000
  Austria........................       50.4%         95.0%          52,600            500         54,100        2,300
  Hungary........................       51.5%         97.1%          64,800          3,300         66,900        6,400
  France.........................       48.8%         92.0%          18,300              -         18,900          400
  Norway.........................       53.0%        100.0%           5,300              -          6,000          200
  Spain..........................       27.0%         51.0%           3,200          2,200          3,200        2,200
  Czech Republic.................       53.0%        100.0%           3,600              -          3,600            -
                                                                    -------         ------        -------       ------
      Total......................                                   253,400         14,500        271,400       22,500
                                                                    -------         ------        -------       ------
Austar United:
  New Zealand....................       72.3%        100.0%          25,200          1,200         29,600        2,900
  Australia......................       72.3%        100.0%               -              -              -            -
                                                                    -------         ------        -------       ------
      Total......................                                    25,200          1,200         29,600        2,900
                                                                    -------         ------        -------       ------
VTR:
  Chile..........................      100.0%        100.0%          73,900            600         77,500        1,700
                                                                    -------         ------        -------       ------

TOTAL.............................................................  352,500         16,300        378,500       27,100
                                                                    =======         ======        =======       ======
TOTAL BASED ON CONSOLIDATED SYSTEMS (1)...........................  352,500         16,300        378,500       27,100
                                                                    =======         ======        =======       ======
TOTAL BASED ON PROPORTIONATE DATA (2).............................  220,800          7,800        237,300       14,300
                                                                    =======         ======        =======       ======

----------------
(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2) Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA - INTERNET AND CONTENT
                                                                                   As of March 31, 2000
                                                                        ------------------------------------------
                                                                           United        System
INTERNET:                                                                Ownership      Ownership     Subscribers
                                                                        ------------- -------------- -------------
UPC:
  The Netherlands.....................................................    53.0%           100.0%          93,800
  Austria.............................................................    50.4%            95.0%          55,900
  Sweden..............................................................    53.0%           100.0%          11,500
  Belgium.............................................................    53.0%           100.0%           9,600
  Norway..............................................................    53.0%           100.0%           5,000
  Germany.............................................................    13.3%            25.0%             200
  France..............................................................    48.4%            92.0%           5,000
  Hungary.............................................................    53.0%           100.0%             300
                                                                                                      ----------
      Total...........................................................                                   181,300
                                                                                                      ----------
Austar United:
  New Zealand.........................................................    72.3%           100.0%           8,400
  Australia...........................................................    72.3%           100.0%               -
                                                                                                      ----------
      Total...........................................................                                     8,400
                                                                                                      ----------
Latin America:
  Chile...............................................................   100.0%           100.0%           1,400
                                                                                                      ----------

TOTAL...............................................................................................     191,100
                                                                                                      ==========
TOTAL BASED ON CONSOLIDATED SYSTEMS (1).............................................................     190,900
                                                                                                      ==========
TOTAL BASED ON PROPORTIONATE DATA (2)...............................................................     101,700
                                                                                                      ==========
CONTENT:
UPC:
  Ireland.............................................................    42.4%           80.0%        1,760,000
  Spain/Portugal......................................................    26.5%           50.0%        1,137,000
  UPC tv..............................................................    53.0%          100.0%          538,800
                                                                                                      ----------
      Total...........................................................                                 3,435,800
                                                                                                      ----------
Austar United:
  Australia...........................................................    36.2%           50.0%        4,815,000
                                                                                                      ----------
MGM:
  Latin America.......................................................    50.0%           50.0%        5,436,100
                                                                                                      ----------

TOTAL..............................................................................................   13,686,900
                                                                                                      ==========
TOTAL BASED ON CONSOLIDATED SYSTEMS (1)............................................................    2,298,800
                                                                                                      ==========
TOTAL BASED ON PROPORTIONATE DATA (2)..............................................................    5,734,600
                                                                                                      ==========

--------------
(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2) Summation of the operating system data multiplied by our ownership percentage.

RESULTS OF OPERATIONS

REVENUE

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    UPC.................................................................         $307,269              $197,908
    Austar United.......................................................           45,082                46,344
    VTR.................................................................           40,692                35,624
    Other Latin America.................................................            1,702                 1,953
    Other...............................................................                -                    27
                                                                                 --------              --------
          Total revenue.................................................         $394,745              $281,856
                                                                                 ========              ========

Revenue increased $112.9 million, or 40.1%, for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, the detail of which is as follows:

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    UPC revenue:
      Video ............................................................         $190,765              $149,267
      Voice ............................................................           77,482                32,502
      Internet .........................................................           32,739                13,269
      Content ..........................................................            1,969                 1,603
      Other ............................................................            4,314                 1,267
                                                                                 --------              --------
          Total UPC revenue ............................................         $307,269              $197,908
                                                                                 ========              ========
          Total UPC revenue in euros                                          euro333,448           euro199,600
                                                                              ==========            ===========
    Austar United revenue:
      Video ............................................................         $ 38,479              $ 41,693
      Voice ............................................................              873                 3,166
      Internet .........................................................            3,033                   886
      Content ..........................................................            2,590                     -
      Other ............................................................              107                   599
                                                                                 --------              --------
          Total Austar United revenue ..................................         $ 45,082              $ 46,344
                                                                                 ========              ========
          Total Austar United revenue in A$.............................         A$85,328              A$73,303
                                                                                 ========              ========
    VTR revenue:
      Video ............................................................         $ 27,587              $ 28,952
      Voice ............................................................           12,203                 6,565
      Internet .........................................................              902                   107
                                                                                 --------              --------
          Total VTR revenue ............................................         $ 40,692              $ 35,624
                                                                                 ========              ========
          Total VTR revenue in Chilean pesos............................     CP23,360,813          CP18,259,453
                                                                             ============          ============

Revenue for UPC in U.S. dollar terms increased $109.4 million, or 55.3%, from $197.9 million for the three months ended March 31, 2000 to $307.3 million for the three months ended March 31, 2001, despite a 7.2% devaluation of the euro to the U.S. dollar from period to period. On a functional currency basis, UPC's revenue increased euro133.8 million, or 67.0%, from euro199.6 million for the three months ended March 31, 2000 to euro333.4 million for the three months ended March 31, 2001. A total of $26.2 million of the $41.5 million increase in video revenue for the three months ended March 31, 2001 compared to the same period in the prior year was due to increased subscribers from UPC's acquisition of K&T (The Netherlands), which we included in our consolidated results effective March 31, 2000, and the acquisition of EWT (Germany), which we included in our consolidated results effective October 1, 2000. The remaining increase in video revenue related to organic subscriber growth and increased revenue per subscriber. The $45.0 million increase in voice revenue for the three months ended March 31, 2001 compared to the same period in the prior year was primarily from organic subscriber growth (449,100 at March 31, 2001 compared to 267,900 at March 31, 2000). The $19.5 million increase in Internet revenue for the three months ended March 31, 2001 compared to the same period in the prior year was due to organic subscriber growth in UPC's residential and business high-speed cable modem Internet access services (432,500 at March 31, 2001 compared to 181,300 at March 31, 2000).

Revenue for Austar United in U.S. dollar terms decreased $1.2 million, or 2.6%, from $46.3 million for the three months ended March 31, 2000 to $45.1 million for the three months ended March 31, 2001, due primarily to a 19.1% devaluation of the Australian dollar to the U.S. dollar from period to period. On a functional currency basis, Austar United's revenue increased A$12.0 million, or 16.4%, from A$73.3 million for the three months ended March 31, 2000 to A$85.3 million for the three months ended March 31, 2001. Video revenue accounted for A$6.9 million of this increase, due to video subscriber growth (426,700 at March 31, 2001 compared to 389,800 at March 31, 2000), as well as growth in the average monthly revenue per video subscriber from A$53.42 ($33.60) for the three months ended March 31, 2000 to A$55.86 ($29.51) for the three months ended March 31, 2001. The remaining increase was due to the launch of wireless data services in late first quarter 2000 and revenue from TVSN, a national shopping channel in Australia and New Zealand, acquired in October 2000.

Revenue for VTR in U.S. dollar terms increased $5.1 million, or 14.3%, from $35.6 million for the three months ended March 31, 2000 to $40.7 million for the three months ended March 31, 2001, despite a 12.2% devaluation of the Chilean peso to the U.S. dollar from period to period. This increase was primarily due to telephone subscriber growth (155,000 at March 31, 2001 compared to 79,200 at March 31, 2000). Video revenue remained flat on a U.S. dollar basis, despite a 10.1% increase in the number of video subscribers from 389,500 as of March 31, 2000 to 428,800 as of March 31, 2001, due to the weakening Chilean peso. Average monthly revenue per video subscriber decreased on a U.S. dollar basis ($21.65 for the three months ended March 31, 2001 compared to $24.96 for the prior period), and remained flat on a functional currency basis.

ADJUSTED EBITDA(1)

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    UPC.................................................................         $(56,034)             $(56,731)
    Austar United.......................................................          (12,082)               (4,049)
    VTR.................................................................            3,121                 5,124
    Corporate...........................................................           (6,968)               (2,913)
    Eliminations and other..............................................              873                 2,543
                                                                                 --------              --------
          Total Adjusted EBITDA.........................................         $(71,090)             $(56,026)
                                                                                 ========              ========

    ---------------
    (1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Stock-based compensation charges result from variable plan accounting of our subsidiaries' regular and phantom stock option plans and are generally non-cash charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

Adjusted EBITDA decreased $15.1 million during the three months ended March 31, 2001 compared to the three months ended March 31, 2000, the detail of which is as follows:

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    UPC Adjusted EBITDA:
      Video.............................................................         $ 53,763              $ 46,745
      Voice.............................................................          (25,251)              (18,171)
      Internet..........................................................          (26,201)              (39,611)
      Content...........................................................          (25,378)              (22,057)
      Corporate and other...............................................          (32,967)              (23,637)
                                                                                 --------              --------
          Total UPC Adjusted EBITDA.....................................         $(56,034)             $(56,731)
                                                                                 ========              ========
    Austar United Adjusted EBITDA:
      Video.............................................................         $ (3,369)             $    939
      Voice.............................................................             (742)                 (394)
      Internet..........................................................           (5,465)               (1,473)
      Content...........................................................           (1,536)                    -
      Management fees and other.........................................             (970)               (3,121)
                                                                                 --------              --------
          Total Austar United Adjusted EBITDA...........................         $(12,082)             $ (4,049)
                                                                                 ========              ========
    VTR Adjusted EBITDA:
      Video.............................................................         $  8,721              $  9,165
      Voice.............................................................           (2,063)               (1,689)
      Internet..........................................................             (994)                 (125)
      Management fees and other.........................................           (2,543)               (2,227)
                                                                                 --------              --------
          Total VTR Adjusted EBITDA.....................................         $  3,121              $  5,124
                                                                                 ========              ========

Adjusted EBITDA for UPC in U.S. dollar terms increased $0.7 million, from negative $56.7 million for the three months ended March 31, 2000 to negative $56.0 million for the three months ended March 31, 2001. On a functional currency basis, UPC's Adjusted EBITDA decreased euro3.4 million from negative euro57.4 million for the three months ended March 31, 2000 to negative euro60.8 million for the three months ended March 31, 2001. Video Adjusted EBITDA in U.S. dollar terms increased 15.0% for the three months ended March 31, 2001 compared to the same period in the prior year primarily due to the acquisitions of K&T and EWT, achieving certain operating efficiencies while continuing incremental organic subscriber growth and, to a lesser extent, rate increases. The decrease in UPC's Adjusted EBITDA from its voice business for the three months ended March 31, 2001 compared to the same period in the prior year was primarily due to the acquisition of Cignal and associated costs for the development and launch of products within new markets, offset by achieving certain economies of scale in the cable telephony business, lower start-up costs and cost savings achieved from continued integration and restructuring of operations. The increase in UPC's Adjusted EBITDA from its Internet business for the three months ended March 31, 2001 compared to the same period in the prior year was primarily due to achieving certain economies of scale in its Internet access business, in addition to lower start-up costs and cost savings from continued integration and restructuring of operations. The decrease in UPC's Adjusted EBITDA from its content business is primarily due to costs related to the development of UPC's channel business, UPCtv, as well as costs related to the launch of certain sports channels in Central and Eastern Europe. The decrease in UPC's corporate and other Adjusted EBITDA primarily related to costs incurred for the development of UPC's digital set-top computer, as well as investigation of new technologies such as near video-on-demand and voice-over IP telephony. UPC also continued to incur system costs for the development and rollout of UPC's pan-European financial and customer care systems.

Adjusted EBITDA for Austar United in U.S. dollar terms decreased $8.1 million from negative $4.0 million for the three months ended March 31, 2000 to negative $12.1 million for the three months ended March 31, 2001. This decrease was primarily due to development and start-up costs associated with the launch of Austar United's Internet business, as well as increased programming costs payable in U.S. dollars as the Australian dollar continued to weaken during the quarter.

Adjusted EBITDA for VTR in U.S. dollar terms decreased $2.0 million from $5.1 million for the three months ended March 31, 2000 to $3.1 million for the three months ended March 31, 2001. VTR's Adjusted EBITDA from its video business remained flat on a U.S. dollar basis due to the weakening Chilean Peso. VTR's Adjusted EBITDA from its telephone and Internet businesses continued to be negative during the three months ended March 31, 2001. Although revenues from these businesses increased significantly from the comparable period in 2000, development expenses of these new businesses continued to exist. We expect these operating and selling, general and administrative expenses as a percentage of revenue to decline in future periods because development costs in general will taper off and certain costs have already been incurred and are fixed in relation to subscriber volumes. VTR's Adjusted EBITDA was also affected by management fees payable to ULA. These fees increased from $2.2 million for the three months ended March 31, 2000 to $2.5 million for the three months ended March 31, 2001.

STOCK-BASED COMPENSATION

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    UPC and subsidiaries................................................         $    977              $ 51,426
    Austar United.......................................................            2,066                 2,459
    ULA.................................................................             (993)               14,575
    VTR.................................................................            1,172                     -
                                                                                 --------              --------
           Total stock-based compensation ..............................         $  3,222              $ 68,460
                                                                                 ========              ========

Stock-based compensation expense (included in selling, general and administrative expense) decreased $65.2 million for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, due primarily to decreases in the market value of UPC's common stock. Stock-based compensation is recorded as a result of applying variable-plan accounting to our subsidiaries' stock-based compensation plans. These plans include the UPC phantom stock option plan, the chello phantom stock option plan, the Priority Telecom stock option plan, the Austar United stock option plan, the ULA phantom stock option plan and the VTR phantom stock option plan. Under variable-plan accounting, increases in the fair market value of these vested options result in non-cash compensation charges to the statement of operations, while decreases in the fair market value to these vested options will cause a reversal of previous charges taken.

DEPRECIATION AND AMORTIZATION

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Europe..............................................................         $225,931              $129,166
    Asia/Pacific........................................................           30,674                30,028
    Latin America.......................................................           14,140                12,523
    Corporate and other.................................................              369                   381
                                                                                 --------              --------
           Total depreciation and amortization expense..................         $271,114              $172,098
                                                                                 ========              ========

UPC's depreciation and amortization expense in U.S. dollar terms increased $96.7 million from $129.2 million for the three months ended March 31, 2000 to $225.9 million for the three months ended March 31, 2001. On a functional currency basis, UPC's depreciation and amortization expense increased euro114.5 million from euro130.7 million for the three months ended March 31, 2000 to euro245.2 million for the three months ended March 31, 2001. The increase resulted primarily from amortization of goodwill created in connection with acquisitions in 2000, as well as additional depreciation related to additional capital expenditures to upgrade the network in UPC's Western European systems and new-build for developing systems.

GAIN ON ISSUANCE OF COMMON EQUITY SECURITIES BY SUBSIDIARIES.

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Austar United secondary offering....................................         $       -              $  66,771
    Other...............................................................                 -                 10,338
                                                                                 ---------              ---------
           Total gain on issuance of common equity
             securities by subsidiaries.................................         $       -              $  77,109
                                                                                 =========              =========

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

INTEREST INCOME

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Europe .............................................................         $  14,518             $  13,216
    Asia/Pacific .......................................................             1,545                 3,372
    Latin America ......................................................               234                   200
    Corporate and other ................................................            14,930                18,559
                                                                                 ---------             ---------
           Total interest income .......................................         $  31,227             $  35,347
                                                                                 =========             =========

Interest income decreased $4.1 million during the three months ended March 31, 2001 compared to three months ended March 31, 2000, due primarily to lower cash and short-term investment balances.

INTEREST EXPENSE

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Europe..............................................................         $(201,086)            $(138,742)
    Asia/Pacific........................................................           (23,059)              (19,299)
    Latin America.......................................................            (5,635)               (4,264)
    Corporate and other.................................................           (36,697)              (33,121)
                                                                                 ---------             ---------
           Total interest expense.......................................         $(266,477)            $(195,426)
                                                                                 =========             =========

Interest expense increased $71.1 million during the three months ended March 31, 2001 compared to the three months ended March 31, 2000, the detail of which is as follows:

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Cash Pay:
      UPC senior notes..................................................         $ (66,485)            $ (70,992)
      UPC bank facilities...............................................           (68,667)              (11,647)
      UPC other.........................................................                 -                  (740)
      VTR bank facility.................................................            (3,833)               (2,470)
      Austar bank facility..............................................            (6,018)               (4,285)
        Other Latin America.............................................              (645)                 (939)
                                                                                 ---------             ---------
                                                                                  (145,648)              (91,073)
                                                                                 ---------             ---------
    Non Cash:
    UPC senior discount notes accretion.................................           (57,963)              (48,709)
      United senior discount notes accretion............................           (35,866)              (32,294)
      UAP discount notes accretion......................................           (16,231)              (13,951)
      Amortization of deferred financing costs..........................           (10,613)               (6,342)
      Other.............................................................              (156)               (3,057)
                                                                                 ---------             ---------
                                                                                  (120,829)             (104,353)
                                                                                 ---------             ---------
           Total interest expense.......................................         $(266,477)            $(195,426)
                                                                                 =========             =========

FOREIGN CURRENCY EXCHANGE LOSS

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Europe..............................................................         $ (44,066)            $ (70,667)
    Asia/Pacific........................................................            (3,635)                 (945)
    Latin America.......................................................           (43,302)                8,726
                                                                                 ---------             ---------
           Total foreign currency exchange loss, net....................         $ (91,003)            $ (62,886)
                                                                                 =========             =========

Foreign currency exchange loss increased $28.1 million, from $62.9 million for the three months ended March 31, 2000 to $91.0 million for the three months ended March 31, 2001. This increase was primarily due to the strengthening of the U.S. dollar to the euro, the Australian dollar and the Chilean peso during the three months ended March 31, 2001 compared to the same period in the prior year, as well as a loss of $25.3 million related to our entering into foreign currency exchange forward contracts during the three months ended March 31, 2001 to reduce our currency exposure to the euro relating to the future transaction with Liberty Media Corporation, offset by a gain of $43.9 million from the valuation of UPC's cross-currency swaps as of March 31, 2001.

MINORITY INTERESTS IN SUBSIDIARIES

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    UPC.................................................................         $  54,231             $ 216,355
    Other Europe........................................................            17,362                   972
    Austar United.......................................................            14,119                 9,607
    Other Asia/Pacific..................................................             1,375                     -
    Latin America.......................................................                 -                   175
                                                                                 ---------             ---------
           Total minority interests in subsidiaries.....................         $  87,087             $ 227,109
                                                                                 =========             =========

The minority interests' share of losses decreased $140.0 million from $227.1 million for the three months ended March 31, 2000 to $87.1 million for the three months ended March 31, 2001, due primarily to the reduction of the minority interests' basis in the common equity of UPC to nil in January 2001. We can no longer allocate a portion of UPC's net losses to the minority shareholders. We will consolidate 100.0% of the net losses of UPC until such time as the preference shareholders convert their holdings into common equity.

SHARE IN RESULTS OF AFFILIATES

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Europe..............................................................         $(42,477)             $(20,965)
    Asia/Pacific........................................................           (5,731)                 (475)
    Latin America.......................................................               18                  (819)
                                                                                 --------              --------
           Total share in results of affiliates.........................         $(48,190)             $(22,259)
                                                                                 ========              ========

The increase in losses from recording our share in results of affiliates of $25.9 million for the three months ended March 31, 2001 compared to the same period in the prior year was primarily due to the recognition by UPC of increased losses for SBS and PrimaCom.

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

                                                                                                    For the Three
                                                                                 Inception to        Months Ended
     United (Parent Only)                                                     December 31, 2000    March 31, 2001     Total
     --------------------                                                     -----------------    --------------   ----------
     Financing Sources:....................................................                         (In millions)
       Gross bond proceeds.................................................      $ 1,347.0             $   -         $ 1,347.0
       Gross equity proceeds...............................................        1,697.4 (1)             -           1,697.4
       Asset sales, dividends and note payments............................          369.9                 -             369.9
       Interest income and other...........................................          181.5               16.3            197.8
                                                                                 ---------             ------        --------
            Total sources..................................................        3,595.8               16.3         3,612.1
                                                                                 ---------             ------        --------
     Application of Funds:
       Investment in:
         UPC...............................................................         (717.8)               -            (717.8)
         Asia/Pacific......................................................         (320.3)(1)           (1.8)         (322.1)
         ULA...............................................................       (1,049.3)             (75.2)       (1,124.5)
         Other.............................................................          (44.5)              (0.3)          (44.8)
                                                                                 ---------             ------        --------
            Total..........................................................       (2,131.9)             (77.3)       (2,209.2)
     Repayment of bonds....................................................         (532.1)(2)            -            (532.1)
     Offering costs........................................................         (102.2)               -            (102.2)
     Corporate equipment and development...................................          (31.0)               -             (31.0)
     Corporate overhead and other..........................................         (166.0)             (15.3)         (181.3)
                                                                                 ---------             ------        --------
            Total uses.....................................................       (2,963.2)             (92.6)       (3,055.8)
                                                                                 ---------             ------        --------

     Period change in cash.................................................          632.6              (76.3)          556.3
     Cash, beginning of period.............................................            -                632.6             -
                                                                                 ---------             ------        --------
     Cash, end of period...................................................      $   632.6             $556.3           556.3
                                                                                 =========             ======        --------
     United's Subsidiaries
     ---------------------
     Cash, end of period:
       UPC.................................................................                                             996.2
       Asia/Pacific........................................................                                              65.1
       ULA.................................................................                                              12.7
       Other...............................................................                                               8.7
                                                                                                                     --------
            Total United's subsidiaries....................................                                           1,082.7
                                                                                                                     --------
            Total consolidated cash, cash equivalents,
            restricted cashand short-term liquid investments...............                                          $1,639.0
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

UNITED PARENT. We had $556.3 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of March 31, 2001. In February 2001, we announced our agreement with Liberty Media Corporation pursuant to which Liberty will, among other things, invest $1.4 billion in us. We and Liberty have reached an agreement in principle on revised terms for the transaction that will still provide $1.4 billion of cash for us and our affiliates. This transaction is expected to close in the next few months. Additional sources of cash through 2001 may include the raising of additional private or public debt and/or equity and/or the receipt of sales proceeds from the disposition of non-strategic assets by certain subsidiaries. Uses of cash in the next year will include funding to UPC and Austar United (as described below), completion of the acquisition of Liberty's Latin American assets and continued funding to the Latin America region to meet the existing growth plans of our systems. We believe that our existing capital resources will enable us to assist in satisfying the operating and development requirements of our subsidiaries and to cover corporate overhead for the next year. To the extent we pursue new acquisitions or development opportunities, we will need to raise additional capital or seek strategic partners. Because we do not currently generate positive operating cash flow, our ability to repay our long-term obligations will be dependent on developing one or more additional sources of cash.

UPC. UPC had $996.2 million in cash, cash equivalents, restricted cash and short-term liquid investments on hand as of March 31, 2001. In connection with, and subject to completion of, the transaction with Liberty, we have made a euro1.0 billion "backstop" subscription commitment for UPC's euro1.0 billion ($924.8 million) rights offering to its shareholders. The rights offering and commitment are subject to completion of the transaction with Liberty. In connection with the Liberty transaction as revised, euro1.0 billion will still be available to UPC. These funds are expected to be used primarily for capital expenditures and other costs associated with UPC's network upgrade and the continued execution of UPC's "triple-play" strategy of video, voice and Internet services. UPC also expects to have additional availability under its Bank Facility by the end of 2001 totaling approximately 50.0% of the undrawn amount under the facility at the end of 2000. UPC may need to raise additional capital in the future to the extent UPC pursues additional acquisitions or development opportunities.

ASIA/PACIFIC. Asia/Pacific had $65.1 million of cash, cash equivalents and short-term liquid investments on hand as of March 31, 2001. On May 2, 2001, we purchased 157.3 million newly issued common shares of Austar United, resulting in proceeds to Austar United of A$149.5 ($75.9) million. We expect to purchase an additional 55.9 million shares under Austar United's rights offering by the end of May 2001, which will result in additional proceeds to Austar United of approximately A$53.1 ($27.5) million. We believe the proceeds from this offering, in addition to Austar United's cash on hand, will be sufficient for Austar United's funding requirements through March 31, 2002. Following completion of the rights offering, our ownership interest in Austar United will be approximately 81.3%. The UAP senior discount notes begin to accrue interest on a cash-pay basis May 15, 2001, with the first payment of $34.5 million due November 15, 2001. We are considering alternatives to payment of this interest, including refinancing of the Notes.

ULA. ULA had $12.7 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of March 31, 2001. We are in the process of negotiating an extension of the VTR senior bank facility. In connection with such extension, we are also negotiating amendments to certain covenants in the senior loan agreement and will also provide additional cash collateral to support the facility. We expect to complete the extension prior to May 29, 2001, which is the current maturity date of the facility. Because the VTR bank facility is fully drawn, VTR needs approximately $90.8 million from us to meet its capital expenditure requirements through the remainder of 2001. Our other existing systems in Latin America need approximately $22.8 million from us through the remainder of 2001 to continue their development. To the extent ULA pursues additional acquisitions or development opportunities, ULA will need to raise additional capital or seek strategic partners.

STATEMENTS OF CASH FLOWS

We had cash and cash equivalents of $1,355.5 million as of March 31, 2001, a decrease of $521.3 million from $1,876.8 million as of December 31, 2000. Cash and cash equivalents of $1,581.4 million as of March 31, 2000 represented a decrease of $344.5 million from $1,925.9 million as of December 31, 1999.

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    2001                2000
                                                                               ---------------      -------------
                                                                                         (In thousands)
    Cash flows from operating activities................................        $ (415,003)           $  (40,035)
    Cash flows from investing activities................................          (207,610)           (1,919,647)
    Cash flows from financing activities................................           160,260             1,717,436
    Effect of exchange rates on cash....................................           (58,947)             (102,297)
                                                                                ----------            ----------
    Net increase in cash and cash equivalents...........................          (521,300)             (344,543)
    Cash and cash equivalents at beginning of period....................         1,876,828             1,925,915
                                                                                ----------            ----------
    Cash and cash equivalents at end of period..........................        $1,355,528            $1,581,372
                                                                                ==========            ==========

THREE MONTHS ENDED MARCH 31, 2001

The principle source of cash during the three months ended March 31, 2001 was $184.3 million of borrowings on the UPC Bank Facility. Additional sources of cash included $72.0 million of net proceeds from the sale of short-term liquid investments, $3.2 million from the exercise of stock options and $3.6 million from affiliate dividends and other investing sources.

Principal uses of cash during the three months ended March 31, 2001 included $205.1 million of capital expenditures for system upgrade and new-build activities, $58.9 million negative exchange rate effect on cash, $35.0 million in loans to affiliates and $25.5 million for the repayment of debt. Additional uses of cash included $24.2 million for new acquisitions, net of cash, $19.0 million for investments in affiliates, $1.7 million for deferred financing costs and $415.0 million for operating activities.

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

IMPACT OF FOREIGN CURRENCY RATE CHANGES

The following rates for the primary currencies that impact our financial statements are shown below, per one U.S. dollar:

                                                                                Australian        Chilean
                                                                  Euro            Dollar            Peso
                                                              --------------   -------------   --------------
     Spot rate March 31, 2001................................    1.1368           2.0604          595.550
     Spot rate December 31, 2000.............................    1.0770           1.7897          573.750
     Average rate three months ended March 31, 2001..........    1.0852           1.8927          575.075
     Average rate three months ended March 31, 2000..........    1.0119           1.5898          512.525

We are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Our exposure to foreign exchange rate fluctuations also arises from items such as the cost of equipment, management fees, programming costs and certain other charges that are denominated in U.S. dollars but recorded in the functional currency of the foreign subsidiary. In addition, certain of our operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency, as follows:

                                                                                   As of
                                                                               March 31, 2001
                                                                              ---------------
                                                                              (In thousands)
    U.S. dollar-denominated facilities:
      UPC 12.5% Senior Discount Notes due 2009 (1)......................        $  490,560
      UPC 13.375% Senior Discount Notes due 2009 (1)....................           300,489
      UPC 13.75% Senior Discount Notes due 2010 (1).....................           600,991
      UPC 11.25% Senior Notes due 2010 (1)..............................           596,021
      UPC Polska Senior Discount Notes (1)..............................           313,119
      UPC Bank Facility (1).............................................           107,500
      VTR Bank Facility (2).............................................           176,000
      Intercompany Loan to VTR (2)......................................           257,201
                                                                                ----------
                                                                                $2,841,881
                                                                                ==========

---------------
(1) Functional currency is euros
(2) Functional currency is Chilean Pesos

Occasionally we will execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. In connection with UPC's offering of senior notes in July 1999, October 1999 and January 2000, UPC entered into cross-currency swap agreements, exchanging dollar-denominated notes into euro-denominated notes. In connection with the anticipated closing of the Liberty transaction, we entered into forward contracts to purchase euros at a fixed conversion rate.

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                               As of March 31, 2001                          Expected payment as of December 31,
                              -----------------------   ----------------------------------------------------------------------------
                              Book Value   Fair Value     2001       2002       2003      2004      2005     Thereafter    Total
                              ----------   ----------   ---------  ---------  --------  --------  ---------  ---------- ------------
                                                              (In thousands, except interest rates)
Fixed rate United
 1998 Notes (dollar)......... $1,130,214   $  632,500   $      -   $     -   $      -   $      -  $      -  $1,130,214   $1,130,214
     Average interest rate...      10.75%        21.7%
Fixed rate United 1999
 Notes (dollar).............. $  256,159   $  163,300   $      -   $     -   $      -   $      -  $      -  $  256,159   $  256,159
     Average interest rate...     10.875%        21.7%
Variable rate UPC Senior
 Notes due 2009 (dollar)..... $  799,966   $  514,000   $      -   $     -   $      -   $      -  $      -  $  799,966   $  799,966
     Average interest rate...     10.875%       18.88%
Fixed rate UPC Senior Notes
 due 2009 (euro)............. $  263,899   $  171,534   $      -   $     -   $      -   $      -  $      -  $  263,899   $  263,899
     Average interest rate...     10.875%       19.54%
Fixed rate UPC Senior
 Discount Notes due 2009
 (dollar).................... $  490,560   $  249,900   $      -   $     -   $      -   $      -  $      -  $  490,560   $  490,560
     Average interest rate...      12.50%       22.44%
Variable rate UPC Senior
 Notes due 2007 (dollar)..... $  199,991   $  129,000   $      -   $     -   $      -   $      -  $      -  $  199,991   $  199,991
     Average interest rate...     10.875%       19.77%
Fixed rate UPC Senior Notes
 due 2007 (euro)............. $   87,966   $   58,937   $      -   $     -   $      -   $      -  $      -  $   87,966   $   87,966
     Average interest rate...     10.875%       19.59%
Variable rate UPC Senior
 Notes due 2009 (dollar)..... $  250,392   $  162,540   $      -   $     -   $      -   $      -  $      -  $  250,392   $  250,392
     Average interest rate...      11.25%       18.93%
Fixed rate UPC Senior
 Notes due 2009 (euro)....... $   88,283   $   56,861   $      -   $     -   $      -   $      -  $      -  $   88,283   $   88,283
     Average interest rate...      11.25%       19.74%
Fixed rate UPC Senior
 Discount Notes due 2009
 (dollar).................... $  300,489   $  157,740   $      -   $     -   $      -   $      -  $      -  $  300,489   $  300,489
     Average interest rate...     13.375%       22.28%
Fixed rate UPC Senior
 Discount Notes due 2009
 (euro)...................... $  105,683   $   58,805   $      -   $     -   $      -   $      -  $      -  $  105,683   $  105,683
     Average interest rate...     13.375%       22.16%
Fixed rate UPC Senior
 Notes due 2010 (dollar)..... $  596,021   $  393,000   $      -   $     -   $      -   $      -  $      -  $  596,021   $  596,021
     Average interest rate...      11.25%       18.80%
Fixed rate UPC Senior
 Notes due 2010 (euro)....... $  174,773   $  116,115   $      -   $     -   $      -   $      -  $      -  $  174,773   $  174,773
     Average interest rate...      11.25%       19.12%
Fixed rate UPC Senior
 Notes due 2010 (dollar)..... $  298,030   $  196,500   $      -   $     -   $      -   $      -  $      -  $  298,030   $  298,030
     Average interest rate...      11.50%       18.82%
Fixed rate UPC Senior
 Discount Notes due 2010.....
 (dollar).................... $  600,991   $  320,000   $      -   $     -   $      -   $      -  $      -  $  600,991   $  600,991
     Average interest rate...      13.75%       21.71%



                               As of March 31, 2001                          Expected payment as of December 31,
                              -----------------------   ----------------------------------------------------------------------------
                              Book Value   Fair Value     2001       2002       2003      2004      2005     Thereafter    Total
                              ----------   ----------   ---------  ---------  --------  --------  ---------  ---------- ------------
                                                              (In thousands, except interest rates)

Fixed rate UPC DIC Loan
 (dollar).................... $   46,846   $   46,846   $      -   $46,846   $     -    $      -  $      -  $        -   $   46,846
     Average interest rate...      10.00%       10.00%
Fixed rate UPC Polska
 Senior Discount Notes....... $  313,119   $  204,995   $      -   $     -   $15,076    $      -  $      -  $  298,043   $  313,119
     Average interest rate... 7.0%-14 50%       24.73%
Fixed rate United
 A/P Notes................... $  482,472   $  276,007   $      -   $     -   $     -    $      -  $      -  $  482,472   $  482,472
     Average interest rate...      14.00%      31.16%
Variable rate UPC
 Bridge Facility (euro)...... $  659,747   $  659,747   $      -   $     -   $     -    $      -  $      -  $  659,747   $  659,747
     Average interest rate...      11.85%      11.85%
Variable rate UPC
 Bank Facility............... $2,274,155   $2,274,155   $      -   $     -   $     -    $306,694  $613,916  $1,353,545   $2,274,155
     Average interest rate...       8.09%        8.09%
Variable rate VTR
 Bank Facility............... $  176,000   $  176,000   $176,000   $     -   $     -    $      -  $      -  $        -   $  176,000
     Average interest rate...      11.91%       11.91%
Variable rate Austar Bank
 Facility (Australian
 dollar)..................... $  194,137   $  194,137   $     -    $ 6,234   $34,288    $ 54,772  $ 65,905  $   32,938   $  194,137
     Average interest rate...        7.1%         7.1%
                              ----------   ----------   --------   -------   -------    --------  --------  ----------   ----------
                              $9,789,893   $7,212,619   $176,000   $53,080   $49,364    $361,466  $679,821  $8,470,162   $9,789,893
                              ==========   ==========   ========   =======   =======    ========  ========  ==========   ==========



OTHER FINANCIAL INSTRUMENTS

We use interest rate swap agreements from time to time, to manage interest rate risk on our floating-rate debt facilities. Interest rate swaps are entered into depending on our assessment of the market, and generally are used to convert the floating-rate debt to fixed-rate debt. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the underlying debt, and related amounts payable to, or receivable from, the counterparties are included in the consolidated balance sheet. Currently we have interest rate swaps managing interest rate exposure on the UPC Bank Facility and the Austar Bank Facility.

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

     None.

(b)  Reports on Form 8-K filed during the quarter

     DATE OF FILING      DATE OF EVENT          ITEM REPORTED
     January 26, 2001    January 16, 2001       Item 5 - Announcement of the commencement of a
                                                consent solicitation with respect to
                                                UnitedGlobalCom, Inc.'s 103/4% Senior Secured
                                                Discount Notes due 2008.


     March 2, 2001       February 23, 2001      Item 5 - Agreement between UnitedGlobalCom,
                                                Inc. and Liberty Media Corporation to acquire
                                                up to 100,000 shares of Series E Convertible
                                                Preferred Stock.

                                   SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



UnitedGlobalCom, Inc.



Date:      May 15, 2001
           ------------

By:        /s/ Valerie L. Cover
           -----------------------------------------------------------
           Valerie L. Cover
           Controller and Vice President
           (A Duly Authorized Officer and Principal Accounting Officer)