Form 10-Q
period 2001-06-30
UNITEDGLOBALCOM INC
filed 2001-08-14
CIK 887949

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

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



The number of shares outstanding of the Registrant's common stock as of August 6, 2001 was:

     Class A Common Stock --  80,458,160 shares
     Class B Common Stock --  19,036,392 shares

                                                UNITEDGLOBALCOM, INC.
                                                 TABLE OF CONTENTS


                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------

                                            PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000..................     2

     Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three
         and Six Months Ended June 30, 2001 and 2000 (Unaudited)..................................................     3

     Condensed Consolidated Statement of Stockholders' Deficit for the Six Months Ended June 30, 2001
         (Unaudited)..............................................................................................     4

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000
         (Unaudited)..............................................................................................     6

     Notes to Condensed Consolidated Financial Statements as of June 30, 2001 (Unaudited).........................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....................    24

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................................    42


                                            PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.........................................................................    46


                                                  UNITEDGLOBALCOM, INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except par value and number of shares)
                                                     (Unaudited)
                                                                                                            June 30,    December 31,
                                                                                                              2001          2000
                                                                                                          ------------  ------------
ASSETS
Current assets
  Cash and cash equivalents............................................................................  $ 1,119,911    $ 1,876,828
  Restricted cash......................................................................................      103,064         11,612
  Short-term liquid investments........................................................................      220,541        347,084
  Subscriber receivables, net of allowance for doubtful accounts of $74,647 and $66,559, respectively..      140,186        169,532
  Notes receivable, related party......................................................................      530,889        256,947
  Other receivables, including related party receivables of $41,056 and $21,478, respectively..........      164,855        175,198
  Inventory............................................................................................      128,926        131,853
  Deferred taxes.......................................................................................        5,371          2,896
  Other current assets, net............................................................................      126,878        108,250
                                                                                                         -----------    -----------
         Total current assets..........................................................................    2,540,621      3,080,200
Marketable equity securities and other investments.....................................................       36,037         38,560
Investments in affiliates, accounted for under the equity method, net..................................      709,431        756,322
Property, plant and equipment, net of accumulated depreciation of $1,196,890 and $920,972,
  respectively.........................................................................................    3,528,108      3,748,804
Goodwill and other intangible assets, net of accumulated amortization of $612,447 and $448,012,
  respectively.........................................................................................    4,530,195      5,154,907
Deferred financing costs, net of accumulated amortization of $63,799 and $52,180, respectively.........      172,984        207,573
Derivative securities..................................................................................      384,581              -
Deferred taxes.........................................................................................        5,931          5,057
Other assets, net......................................................................................       20,806         12,350
                                                                                                         -----------    -----------
         Total assets..................................................................................  $11,928,694    $13,003,773
                                                                                                         ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable, including related party payables of $1,284 and $1,555, respectively................  $   320,125    $   578,399
  Accrued liabilities..................................................................................      659,833        619,609
  Subscriber prepayments and deposits..................................................................      141,280         96,296
  Short-term debt......................................................................................       41,191         51,208
  Current portion of other long-term debt..............................................................      197,636        193,923
  Other current liabilities............................................................................       20,860         14,330
                                                                                                         -----------    -----------
         Total current liabilities.....................................................................    1,380,925      1,553,765
Senior discount notes and senior notes.................................................................    6,518,304      6,190,741
Other long-term debt...................................................................................    3,581,087      3,354,185
Deferred compensation..................................................................................       15,547         27,460
Deferred taxes.........................................................................................       83,949          8,237
Other long-term liabilities............................................................................       32,914         30,918
                                                                                                         -----------    -----------
         Total liabilities.............................................................................   11,612,726     11,165,306
                                                                                                         -----------    -----------
Minority interests in subsidiaries.....................................................................    1,674,190      1,884,568
                                                                                                         -----------    -----------
Series B Convertible Preferred Stock, stated at liquidation value, 113,983 shares
  issued and outstanding...............................................................................       29,038         28,117
                                                                                                         -----------    -----------
Stockholders' deficit
  Class A Common Stock, $0.01 par value, 210,000,000 shares authorized, 86,045,831 and
    83,820,633 shares issued and outstanding, respectively.............................................          861            838
  Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 19,036,392 and
    19,221,940 shares issued  and outstanding, respectively............................................          190            192
  Series C Convertible Preferred Stock, 425,000 shares issued and outstanding..........................      425,000        425,000
  Series D Convertible Preferred Stock, 287,500 shares issued and outstanding..........................      287,500        287,500
  Additional paid-in capital...........................................................................    1,553,643      1,542,609
  Deferred compensation................................................................................     (102,080)      (117,136)
  Treasury stock, at cost, 5,604,948 shares of Class A Common Stock....................................      (29,984)       (29,984)
  Accumulated deficit..................................................................................   (3,267,688)    (1,892,706)
  Other cumulative comprehensive income (loss).........................................................     (254,702)      (290,531)
                                                                                                         -----------    -----------
         Total stockholders' deficit...................................................................   (1,387,260)       (74,218)
                                                                                                         -----------    -----------
         Total liabilities and stockholders' deficit...................................................  $11,928,694    $13,003,773
                                                                                                         ===========    ===========

               The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  UNITEDGLOBALCOM, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                              (In thousands, except per share amounts and number of shares)
                                                     (Unaudited)

                                                                             Three Months Ended               Six Months Ended
                                                                                  June 30,                         June 30,
                                                                        ----------------------------    ----------------------------
                                                                           2001            2000             2001           2000
                                                                        ------------    ------------    -------------   ------------
Revenue...............................................................   $  399,250      $  303,537     $   793,995      $  584,743
Operating expense.....................................................     (280,373)       (198,830)       (581,320)       (393,450)
Selling, general and administrative expense...........................     (172,554)       (116,737)       (340,664)       (327,809)
Depreciation and amortization.........................................     (277,132)       (186,679)       (548,246)       (358,777)
Impairment charge.....................................................     (262,032)              -        (262,032)              -
                                                                         ----------      ----------     -----------      ----------
         Operating loss...............................................     (592,841)       (198,709)       (938,267)       (495,293)

Interest income, including related party income of $9,201, $208,
  $14,868 and $348, respectively......................................       25,795          34,443          57,022          69,790
Interest expense......................................................     (280,570)       (222,065)       (547,047)       (417,491)
Foreign currency exchange loss, net...................................     (123,534)        (61,224)       (214,537)       (124,110)
Proceeds from litigation settlement...................................      190,211               -         190,211               -
(Loss) gain on issuance of common equity securities by subsidiaries               -          (3,463)              -          73,646
Other (expense) income, net...........................................       (9,421)          2,888         (11,863)         (5,124)
                                                                         ----------      ----------     -----------      ----------
         Loss before income taxes and other items.....................     (790,360)       (448,130)     (1,464,481)       (898,582)

Income tax benefit, net...............................................        1,743           2,117             971           2,781
Minority interests in subsidiaries....................................       64,294         174,468         151,381         401,577
Share in results of affiliates, net...................................      (22,299)        (14,421)        (70,489)        (36,680)
                                                                         ----------      ----------     -----------      ----------
         Loss before cumulative effect of change in accounting
           principle..................................................     (746,622)       (285,966)     (1,382,618)       (530,904)
                                                                         ----------      ----------     -----------      ----------

Cumulative effect of change in accounting principle...................            -               -          32,574               -
                                                                         ----------      ----------     -----------      ----------
         Net loss.....................................................   $ (746,622)     $ (285,966)    $(1,350,044)     $ (530,904)
                                                                         ==========      ==========     ===========      ==========

Foreign currency translation adjustments..............................   $   46,833      $  (42,599)    $     3,080      $  (65,748)
Unrealized holding gains arising during period........................        1,112          29,631          37,538          29,647
Change in fair value of derivatives...................................       (5,193)              -          (5,193)              -
Cumulative effect of change in accounting principle...................            -               -             523               -
Amortization of cumulative effect of change in accounting principle...         (119)              -            (119)              -
                                                                         ----------      ----------     -----------      ----------
         Comprehensive income (loss)..................................   $ (703,989)     $ (298,934)    $(1,314,215)     $ (567,005)
                                                                         ==========      ==========     ===========      ==========

Basic net loss attributable to common stockholders....................   $ (759,555)     $ (298,871)    $(1,375,903)     $ (556,716)
                                                                         ==========      ==========     ===========      ==========
Diluted net loss attributable to common stockholders..................   $ (759,555)     $ (298,871)    $(1,375,903)     $ (556,716)
                                                                         ==========      ==========     ===========      ==========
Net loss per common share:
         Basic and diluted net loss before cumulative effect
           of change in accounting principle..........................   $   (7.72)      $   (3.12)     $   (14.33)      $   (5.82)
         Cumulative effect of change in accounting principle..........           -               -            0.33               -
                                                                         ----------      ----------     -----------      ----------
         Basic and diluted net loss...................................   $   (7.72)      $   (3.12)     $   (14.00)      $   (5.82)
                                                                         ==========      ==========     ===========      ==========

Weighted-average number of common shares outstanding:
         Basic........................................................   98,328,251      95,939,285      98,275,362      95,734,422
                                                                         ==========      ==========     ===========      ==========
         Diluted......................................................   98,328,251      95,939,285      98,275,362      95,734,422
                                                                         ==========      ==========     ===========      ==========

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

                                                  UNITEDGLOBALCOM, INC.
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         (In thousands, except number of shares)
                                                     (Unaudited)


                                       Class A           Class B          Series C          Series D
                                     Common Stock     Common Stock    Preferred Stock    Preferred Stock    Additional
                                   ---------------- ---------------- ------------------ ------------------   Paid-In     Deferred
                                    Shares   Amount  Shares   Amount   Shares   Amount    Shares   Amount    Capital   Compensation
                                   --------- ------ --------- ------ --------- -------- --------- --------  ---------- ------------
Balances, December 31, 2000...... 83,820,633  $838  19,221,940 $192   425,000  $425,000  287,500  $287,500  $1,542,609  $(117,136)

Exchange of Class B Common
Stock for Class A Common Stock...    185,548     2    (185,548)  (2)        -         -        -         -           -          -

Issuance of Class A Common Stock
in connection with Company's
stock option plans...............     61,908     1           -    -         -         -        -         -         257          -

Issuance of Class A Common Stock
in connection with Company's
401(k) plan......................     18,498     -           -    -         -         -        -         -         197          -

Accrual of dividends on Series
B, C and D Convertible Preferred
Stock............................          -     -           -    -         -         -        -         -        (921)         -

Issuance of Class A Common Stock
as dividends on Series C
Convertible Preferred Stock......  1,168,673    12           -    -         -         -        -         -      14,863          -

Issuance of Class A Common Stock
as dividends on Series D
Convertible Preferred Stock......    790,571     8           -    -         -         -        -         -      10,055          -

Equity transactions of
subsidiaries.....................          -     -           -    -         -         -        -         -     (12,328)    12,328

Amortization of deferred
compensation.....................          -     -           -    -         -         -        -         -      (1,089)     2,728

Net loss.........................          -     -           -    -         -         -        -         -           -          -

Cumulative effect of change in
accounting principle.............          -     -           -    -         -         -        -         -           -          -

Amortization of cumulative
effect of change in accounting
principle........................          -     -           -    -         -         -        -         -           -          -

Change in fair value of
derivatives......................          -     -           -    -         -         -        -         -           -          -

Change in cumulative translation
adjustments......................          -     -           -    -         -         -        -         -           -          -

Change in unrealized gain on
available-for-sale securites.....          -     -           -    -         -         -        -         -           -          -
                                  ----------  ----  ---------- ----   -------  --------  -------  --------  ----------  ---------
Balances, June 30, 2001.......... 86,045,831  $861  19,036,392 $190   425,000  $425,000  287,500  $287,500  $1,553,643  $(102,080)
                                  ==========  ====  ========== ====   =======  ========  =======  ========  ==========  =========

               The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  UNITEDGLOBALCOM, INC.
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (Continued)
                         (In thousands, except number of shares)
                                      (Unaudited)


                                                                          Other
                                     Treasury Stock                     Cumulative
                                  -------------------   Accumulated   Comprehensive
                                    Shares    Amount      Deficit         Loss          Total
                                  --------- ---------   -----------   -------------  ------------
Balances, December 31, 2000...... 5,604,948 $(29,984)   $(1,892,706)   $(290,531)    $   (74,218)

Exchange of Class B Common
Stock for Class A Common Stock...         -        -              -            -               -

Issuance of Class A Common Stock
in connection with Company's
stock option plans...............         -        -              -            -             258

Issuance of Class A Common Stock
in connection with Company's
401(k) plan......................         -        -              -            -             197

Accrual of dividends on Series
B, C and D Convertible
Preferred Stock..................         -        -        (24,938)           -         (25,859)

Issuance of Class A Common Stock
as dividends on Series C
Convertible Preferred Stock......         -        -              -            -          14,875

Issuance of Class A Common Stock
as dividends on Series D
Convertible Preferred Stock......         -        -              -            -          10,063

Equity transactions of
subsidiaries.....................         -        -              -            -               -

Amortization of deferred
compensation.....................         -        -              -            -           1,639

Net loss.........................         -        -     (1,350,044)           -      (1,350,044)

Cumulative effect of change in
accounting principle.............         -        -              -          523             523

Amortization of cumulative
effect of change in accounting
principle........................         -        -              -         (119)           (119)

Change in fair value of
derivatives......................         -        -              -       (5,193)         (5,193)

Change in cumulative translation
adjustments......................         -        -              -        3,080           3,080

Change in unrealized gain on
available-for-sale securites.....         -        -              -       37,538          37,538
                                  --------- --------    -----------    ---------     -----------

Balances, June 30, 2001.......... 5,604,948 $(29,984)   $(3,267,688)   $(254,702)    $(1,387,260)
                                  ========= ========    ===========    =========     ===========

               The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  UNITEDGLOBALCOM, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (In thousands)
                                                     (Unaudited)
                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                     -------------------------------
                                                                                                         2001               2000
                                                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss......................................................................................       $(1,350,044)       $  (530,904)
Adjustments to reconcile net loss to net cash flows from operating activities:
  Unrealized foreign exchange losses..........................................................           183,234            113,891
  Impairment charge...........................................................................           262,032                  -
  Gain on issuance of common equity securities by subsidiaries................................                 -            (73,646)
  Minority interests in subsidiaries..........................................................          (151,381)          (401,577)
  Share in results of affiliates, net.........................................................            70,489             36,680
  Cumulative effect of change in accounting principle.........................................           (32,574)                 -
  Loss on derivative securities...............................................................            39,595                  -
  Depreciation and amortization...............................................................           548,246            358,777
  Accretion of interest on senior notes and amortization of deferred financing costs..........           247,534            213,151
  Stock-based compensation expense (credit)...................................................            (2,868)              (686)
  Increase in receivables, net................................................................           (28,037)           (87,934)
  Increase in other assets....................................................................           (22,730)           (74,999)
  (Decrease) increase in accounts payable, accrued liabilities and other......................          (154,245)           221,242
                                                                                                     -----------        -----------
      Net cash flows from operating activities................................................          (390,749)          (226,005)
                                                                                                     -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term liquid investments.....................................................          (563,925)        (1,978,560)
Proceeds from sale of short-term liquid investments...........................................           684,282          1,447,864
Restricted cash deposited, net................................................................           (91,653)                (7)
Investments in affiliates and other investments...............................................           (44,210)          (321,266)
New acquisitions, net of cash acquired........................................................           (24,195)        (1,358,219)
Capital expenditures..........................................................................          (416,188)          (633,566)
Increase in notes receivable from affiliates..................................................          (273,964)                 -
Other.........................................................................................             8,533             35,915
                                                                                                     -----------        -----------
      Net cash flows from investing activities................................................          (721,320)        (2,807,839)
                                                                                                     -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock by subsidiary........................................................               469            102,403
Issuance of common stock in connection with Company's and
 subsidiary's stock option plans..............................................................             2,979             10,613
Proceeds from offering of senior notes and senior discount notes..............................                 -          1,612,200
Proceeds from short-term and long-term borrowings.............................................         1,163,241            940,120
Deferred financing costs......................................................................            (8,591)           (56,276)
Repayments of short-term and long-term borrowings.............................................          (699,249)          (416,114)
                                                                                                     -----------        -----------
      Net cash flows from financing activities................................................           458,849          2,192,946
                                                                                                     -----------        -----------
EFFECT OF EXCHANGE RATES ON CASH..............................................................          (103,697)          (115,650)
                                                                                                     -----------        -----------
DECREASE IN CASH AND CASH EQUIVALENTS.........................................................          (756,917)          (956,548)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................................................         1,876,828          1,925,915
                                                                                                     -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD......................................................       $ 1,119,911        $   969,367
                                                                                                     ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
  Cash paid for interest......................................................................       $   235,776        $   126,097
                                                                                                     ===========        ===========
  Cash received for interest..................................................................       $    48,217        $    70,866
                                                                                                     ===========        ===========

               The accompanying notes are an integral part of these condensed consolidated financial statements.

                              UNITEDGLOBALCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001
                                   (Unaudited)

1.   ORGANIZATION AND NATURE OF OPERATIONS

UnitedGlobalCom,  Inc.  (together  with  its  majority-owned  subsidiaries,  the
"Company" or "United") provides video, telephone and Internet access services, which the Company refers to as "Distribution", in numerous countries worldwide, and related content and other media services in a growing number of international markets. The following chart presents a summary of the Company's significant investments in telecommunications as of June 30, 2001.

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
***************************************  ********************************************* *********************************************
*  United Pan-Europe Communications   *  *  United Asia/Pacific Communications, Inc. * *        United Latin America, Inc.         *
*            N.V. ("UPC")             *  *         ("Asia Pacific")* (1)             * *                 ("ULA")                   *
***************************************  ********************************************* *********************************************
                  *                                 100.0%    *                                             *
***************************************  ********************************************* *********************************************
* Distribution                        *  *      United Australia/Pacific, Inc.       * * Distribution                              *
* ------------                        *  *                 ("UAP")                   * * --------------                            *
* Austria:                            *  ********************************************* * Brazil:                                   *
*  Telekabel Group             95.0%  *              63.2%    *                        *  TV Show Brazil                   100.0%  *
* Belgium:                            *  ********************************************* *  Jundiai                           49.0%  *
*  UPC Belgium                100.0%  *  *            United Austar, Inc.            * * Chile:                                    *
* Czech Republic:                     *  ********************************************* *  VTR                              100.0%  *
*  UPC Czech                  100.0%  *              80.7%    *                        * Mexico:                                   *
* France:                             *  ********************************************* *  Telecable                         90.3%  *
*  UPC France                  92.0%  *  *   Austar United Communications Limited    * * Peru:                                    *
* Germany:                            *  *           ("United Austar")               * *  Star GlobalCom                   100.0%  *
*  PrimaCom                    25.0%  *  ********************************************* * Uruguay:                                  *
*  EWT/TSS Group               51.0%  *                       *                        *  Multitel                         100.0%  *
* Hungary:                            *  ********************************************* *                                           *
*  UPC Magyarorszag           100.0%  *  * Distribution                              * * Content                                   *
*  Monor                       98.9%  *  * ------------                              * * -------                                   *
* Israel:                             *  * Australia:                                * * Latin America Programming:                *
*  Tevel                       46.6%  *  *  Austar                           100.0%  * *  MGM Networks LA                   50.0%  *
* Malta:                              *  *  Austar United Broadband          100.0%  * *********************************************
*  Melita                      50.0%  *  * New Zealand:                              *
* The Netherlands:                    *  *  TelstraSaturn                     50.0%  *
*  UPC Nederland              100.0%  *  *                                           *
*  Alkmaar                    100.0%  *  * Content                                   *
* Norway:                             *  * -------                                   *
*  UPC Norge                  100.0%  *  * Australia:                                *
* Poland:                             *  *  XYZ Entertainment                 50.0%  *
*  UPC Polska                 100.0%  *  *  TVSN                              51.0%  *
* Romania:                            *  *********************************************
*  UPC Romania          51.0%- 70.0%  *
* Slovak Republic                     *  *********************************************
*  UPC Slovak           95.0%-100.0%  *  * *Other Asia/Pacific                       *
* Sweden:                             *  *                                           *
*  UPC Sweden                 100.0%  *  * China:                                    *
*                                     *  *  Hunan International TV            49.0%  *
* CLEC                                *  * Philippines:                              *
* ----------------                    *  *  Pilipino Cable Corporation        19.6%  *
* The Netherlands:                    *  *********************************************
*  Priority Telecom            83.4%  *
*                                     *  (1)  Asia/Pacific also  holds a direct ownership interest in United Austar, Inc. and Austar
* Media, Content and Other            *       United of 36.8% and 0.6%, respectively.
* ------------------------            *
* Czech Republic/Slovak Republic/     *
* Hungary:                            *
*  UPC Direct Programming     100.0%  *
* Ireland:                            *
*  Tara                        80.0%  *
* The Netherlands:                    *
*  UPCtv                      100.0%  *
* Spain/Portugal:                     *
*  Iberian Programming         50.0%  *
* United Kingdom/Central              *
* Europe/Poland:                      *
*  UPC Broadcast Centre       100.0%  *
* United Kingdom:                     *
*  Xtra Music                  50.0%  *
* Other:                              *
*  SBS Broadcasting ("SBS")    23.5%  *
*  chello broadband           100.0%  *
***************************************

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

PRINCIPLES OF CONSOLIDATION

The accompanying interim condensed consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those subsidiaries for which the Company did not consolidate the results of operations for the entire six months ended June 30, 2001 and/or June 30, 2000:

                                  Effective Date
Entity                            of Consolidation        Reason
------                            ----------------        ------
Intercomm (UPC France)            February 1, 2000        Acquisition of 92.0% interest
Tebecai (UPC Nederland)           February 1,  2000       Acquisition
El Tele Ostfold (Norway)          March 1, 2000           Acquisition
UPC Magyarorszag (Hungary)        March 1, 2000           Acquisition of 20.8% interest
K&T Group (UPC Nederland)         March 31, 2000          Acquisition
DattelKabel (UPC Czech)           July 1, 2000            Acquisition
EWT/TSS Group (Germany)           October 1, 2000         Acquisition
Cignal Global Communications      November 1, 2000        Acquisition

INVESTMENT IN PUBLICLY TRADED SECURITIES ACCOUNTED FOR UNDER THE EQUITY METHOD

The Company evaluates its investments in publicly traded securities accounted for under the equity method for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities" ("SAB 59"). Under APB 18, a loss in value of an investment accounted for under the equity method which is other than a temporary decline should be recognized as a realized loss, establishing a new carrying value for the investment. UPC has made strategic equity investments in certain publicly traded securities which are accounted for under the equity method, including its investments in SBS and PrimaCom, whose market values are currently below the carrying value of the investments. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. However, a decline in the quoted market price below the carrying amount or the existence of operating losses is not necessarily indicative of a loss in value that is other than temporary. UPC continues to evaluate its investment in SBS and PrimaCom in accordance with APB 18, which provides guidance as to when a decline in the quoted market price should be considered other than temporary.

RISKS, UNCERTAINTIES AND LIQUIDITY

UPC has incurred operating losses and negative cash flows from operations which has been driven by its continuing development efforts including the introduction of new services such as digital video, telephone and Internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. UPC expects to incur operating losses at least through

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2003, primarily as a result of the continued introduction of these new services and continued depreciation and amortization expense. UPC's business plan calls for substantial growth in the number of subscribers that will use these new services. In order for UPC to achieve consolidated operating profitablity and positive operating cash flows, this growth requires the availability of capital resources that are sufficient to fund expected capital expenditures. The Company believes that UPC can achieve the anticipated growth in subscribers and that the required capital resources will be available to fund expected capital expenditures and operating losses. However, if such subscriber growth is not achieved, the Company believes access to sources of capital will be sufficient to satisfy future cash needs. UPC's estimates of the cash flows generated by these new services and the capital resources needed and available to complete their deployment could change, and such change could differ materially from the estimates used by UPC to evaluate its ability to realize its investments.

Management believes Austar United's working capital and projected operating cash flow as of June 30, 2001 are sufficient to fund Austar United's operations and meet Austar United's budgeted capital expenditure requirements through the remainder of 2001. Management expects Austar United to continue to incur operating losses in the near future primarily as a result of increased programming costs due to the weakness of the Australian dollar to the U.S. dollar, as well as the continued introduction of new services such as telephone and Internet. The Company cannot be assured that Austar United will be able to generate enough growth in its video, telephone and Internet businesses to achieve consolidated operating profitability and positive operating cash flows.

Austar United intends to refinance its A$400.0 ($204.1) million Austar Bank Facility by the end of 2001. If Austar United is unable to refinance this facility, it is likely that certain of the financial covenants required by the facility will not be met as of December 31, 2001, resulting in the debt becoming due and payable in the first quarter of 2002. If the debt becomes due and payable, Austar United may need to negotiate a waiver of the financial covenants, sell assets or obtain funding from external sources to repay this amount and continue to pay its other liabilities when due. The Company cannot be assured that Austar United will be successful in obtaining a waiver of financial covenants or be successful in renegotiating or otherwise refinancing this facility. If the Austar Bank Facility indebtedness is accelerated, the acceleration will also constitute an event of default under UAP's Senior Discount Notes and the holders of the UAP Notes will have the remedies discussed below.

UAP's Senior Discount Notes began to accrue interest on a cash-pay basis May 15, 2001, with the first payment of $34.5 million due November 15, 2001. UAP does not have enough cash to make this interest payment and is considering various alternatives, including securing additional investments to fund the payment or refinancing of the UAP Notes. Although UAP has historically received financial support from the Company, under current circumstances UAP cannot be assured that the Company or any other investor will provide the funds needed.

If UAP does not make the interest payment on November 15, 2001, the holders of the UAP Notes will have various remedies. If a failure to pay continues for a period of 30 days or more, the trustee under the Indenture governing the UAP Notes, on its own initiative or at the request of the holders of the UAP Notes, can declare the entire unpaid principal of the UAP Notes to be due and payable (which at such time would be approximately $492.9 million). Based upon the current market value of UAP's assets, their liquidation would be insufficient to pay the principal and premium on the UAP Notes. The trustee, either independently or at the request of the UAP Note holders, could initiate bankruptcy proceedings against UAP, sue to recover the amount of the UAP Notes or take any other action available to creditors.

As required under Australian regulatory rules, Austar United's auditors (Arthur Andersen) have reviewed Austar United's June 30, 2001 mid-year report in accordance with Australian standards. Austar's auditors have included a going concern modification in their report on the June 30, 2001 accounts of Austar
United. Their report states that "there is uncertainty as to whether Austar United and the group will be able to obtain the funding it requires in order to enable it to continue to operate as a going concern and, therefore, whether it will realize it assets and extinguish its liabilities in the normal course of
business  and  at  the  amounts  stated  in  the  financial   statements."

The accompanying financial statements have been prepared assuming that UAP will continue as a going concern. UAP cannot be assured that it will be successful in obtaining all of its anticipated funding needs or avoiding defaults under its existing debt agreements. UAP has suffered recurring losses and projects continuing negative cash flows from operations. These matters raise substantial doubt about UAP's ability to continue as a going concern. The financial

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should UAP be unable to continue as a going concern.

Management believes VTR's working capital and projected cash flow as of June 30, 2001 are sufficient to fund its operations through the remainder of 2001. To the extent VTR's budgeted capital expenditures exceed operating cash flow, VTR will need to seek funding from external sources or reduce its planned expenditures. VTR intends to refinance its $176.0 million VTR Bank Facility by the end of first quarter 2002. If VTR is unable to refinance this facility, it will become due and payable on April 29, 2002. VTR may need to sell assets or obtain funding from external sources to repay this amount when due. The Company cannot be assured that VTR will be successful in obtaining the funds necessary to repay this facility.

NEW ACCOUNTING PRINCIPLES

In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets acquired in a business combination to be recognized if they arise from contractual or legal rights or are "separable", that is, feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, Accounting Principles Board Opinion No. 16 although in some instances previously recognized intangibles will be subsumed into goodwill.

Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption we may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. We have not yet determined the impact that this adoption would have on intangible assets or whether a cumulative effect adjustment would be required.


3.   ACQUISITIONS AND OTHER

ANNOUNCEMENT OF MERGER WITH PRIMACOM

On March 29, 2001, UPC announced an agreement with PrimaCom to merge its German assets, including EWT/TSS and the TeleColumbus option, as well as its Alkmaar subsidiary located in the Netherlands, with those of PrimaCom. UPC's interest in EWT is held through its 51.0% owned subsidiary, UPC Germany. The transaction is subject to approval of the PrimaCom shareholders, as well as various regulatory and any other potential approvals, and is expected to close by the end of 2001 although there can be no assurances. Under the transaction structure, for accounting purposes PrimaCom will be deemed the "acquiror." Upon closing of the transaction, UPC Germany will deconsolidate its investment in EWT. UPC Germany's investment in the merged companies will be required to be recorded at the fair value as of the date of the transaction, which will be determined based on the market value of the PrimaCom shares at that date. PrimaCom's shares are listed on Nasdaq and the Frankfurt Stock Exchange. As of June 30, 2001, PrimaCom's shares were valued at approximately euro9.30 per share. Assuming the same price at the closing of the transaction, this would result in UPC Germany recording a write-down upon closing of approximately euro900.0 million on its investment in EWT. UPC's share of the write-down would be approximately 51.0%.

PURCHASE OPTIONS

In November 2000, UPC's subsidiary, Priority Telecom, acquired through a merger and exchange offer Cignal Global Communications ("Cignal"). In the stock-based transaction, Priority Telecom acquired 100% of Cignal in exchange for a 16.0% interest in Priority Telecom. Under the terms of the Shareholder's Agreement,

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

UPC granted the Cignal shareholders an option to put their interest in Priority Telecom back to UPC if a public listing for Priority Telecom is not consummated by October 1, 2001. The value to be paid by UPC upon exercise of the put is the greater of the fair market value of the Cignal shareholder's interest in Priority Telecom or $200.0 million. UPC has the option to pay for the put, if exercised, in either its shares or cash.

In October 2000, UPC acquired, through its subsidiary, UPC Germany, 100% of EWT for a purchase price of euro238.4 million in cash and 49.0% of UPC Germany. Under the UPC Germany Shareholders Agreement, the 49.0% shareholder has an option to put his interest in UPC Germany to UPC in exchange for approximately
13.2 million of UPC's ordinary shares A. The option expires March 31, 2003. UPC has the option to pay for the put, if exercised, in either its 13.2 million shares or the equivalent value of cash on such date. If the option is not exercised, upon its expiration, the 49.0% shareholder has the right to demand that UPC contribute cash and/or other assets (including stock) to UPC Germany equal to approximately $403.9 (euro476.7) million, representing the remainder of UPC's contribution obligation to UPC Germany.

AUSTAR UNITED RIGHTS OFFERING

In May 2001,  Austar United  successfully  completed a rights  offering  selling
214.2 million shares and raising gross and net proceeds at A$0.95 ($0.49) per share of A$203.5 ($106.3) million and A$202.3 ($105.7) million, respectively. Asia/Pacific and United Austar, Inc. accepted their full entitlement under the pro rata rights offer and United Austar, Inc. accepted the shortfall subscriptions by other rights holders for a total share acquisition of 213.3 million shares, increasing United's indirect interest in Austar United from 73.4% to 81.3%.

AGREEMENT WITH LIBERTY MEDIA CORPORATION ("LIBERTY")

In May 2001, the Company announced a revision of the terms of the previously announced transaction with Liberty whereby a new holding company will be formed ("New United"), which will own United and certain assets and cash contributions by Liberty. New United will issue to Liberty 60.0 million shares in exchange for approximately $543.2 million in cash and the Exchangeable Loan (see Note 8). Liberty may receive an additional 26.5 million shares in New United depending upon stock prices or values of the Company's subsidiaries over the next 12 months. In addition, New United will issue to Liberty approximately 20.1 million shares and $200.0 million in cash in exchange for certain of Liberty's Latin American interests. This transaction is expected to close by the end of October 2001.

4.   INVESTMENTS IN AFFILIATES

                                                                          June 30, 2001
                                     -----------------------------------------------------------------------------------------
                                                       Cumulative          Cumulative          Cumulative
                                                       Dividends          Share in Results    Translation
                                     Contributions      Received          of Affiliates       Adjustments          Total
                                     --------------   -------------  ---------------------    -------------    ---------------
                                                                          (In thousands)
    Europe:
       PrimaCom.....................   $  341,017       $      -           $ (47,913)           $(45,375)         $247,729
       SBS..........................      264,675              -             (52,218)              5,292           217,749
       Tevel........................      114,177         (6,180)            (60,826)              3,265            50,436
       Melita.......................       14,052              -                (529)             (4,137)            9,386
       Iberian Programming..........       11,947         (2,560)              7,279               3,109            19,775
       Xtra Music...................       14,546              -              (7,433)             (1,066)            6,047
       Other........................       54,104           (695)             (9,718)             (6,139)           37,552
     Asia/Pacific:
       TelstraSaturn................       87,020              -             (41,196)             (7,747)           38,077
       XYZ Entertainment............       44,306        (10,687)             (7,547)             (3,598)           22,474
       Pilipino Cable Corporation...       18,018              -              (3,385)             (2,588)           12,045
       Hunan International TV.......        6,394              -              (2,365)                 16             4,045
       Other........................        2,923              -              (1,528)               (466)              929
     Latin America:
       Telecable....................       71,819        (20,862)             (4,099)             (7,255)           39,603
       MGM Networks LA..............       15,529              -             (15,529)                  -                 -
       Jundiai......................        7,438         (1,572)                187              (2,469)            3,584
                                       ----------       --------           ---------            --------          --------
          Total.....................   $1,067,965       $(42,556)          $(246,820)           $(69,158)         $709,431
                                       ==========       ========           =========            ========          ========

                                                                       December 31, 2000
                                     -----------------------------------------------------------------------------------------
                                                       Cumulative          Cumulative          Cumulative
                                                       Dividends          Share in Results    Translation
                                     Contributions      Received          of Affiliates       Adjustments          Total
                                     --------------   -------------  ---------------------    -------------    ---------------
                                                                          (In thousands)
     Europe:
       PrimaCom.....................   $  341,017       $      -           $ (28,482)           $(21,114)         $291,421
       SBS..........................      264,675              -             (36,433)             (4,138)          224,104
       Tevel........................       99,385         (6,180)            (39,587)              3,848            57,466
       Melita.......................       14,052              -                 592              (3,480)           11,164
       Iberian Programming..........       11,947         (2,560)              5,103               2,319            16,809
       Xtra Music...................       14,491              -              (6,367)               (986)            7,138
       Other........................       44,900           (695)             (9,772)             (6,242)           28,191
     Asia/Pacific:
       TelstraSaturn................       66,629              -             (24,503)             (5,007)           37,119
       XYZ Entertainment............       44,306         (5,464)            (11,515)             (1,387)           25,940
       Pilipino Cable Corporation...       17,346              -              (3,388)             (2,588)           11,370
       Hunan International TV.......        6,061              -              (2,181)                 16             3,896
       Other........................        2,860              -                (614)               (314)            1,932
     Latin America:
       Telecable....................       71,819        (20,862)             (5,282)            (10,135)           35,540
       MGM Networks LA..............       14,076              -             (14,076)                  -                 -
       Jundiai......................        7,438         (1,572)                174              (1,808)            4,232
                                       ----------       --------           ---------            --------          --------
          Total.....................   $1,021,002       $(37,333)          $(176,331)           $(51,016)         $756,322
                                       ==========       ========           =========            ========          ========


5.   PROPERTY, PLANT AND EQUIPMENT

                                                                                  June 30,         December 31,
                                                                                    2001               2000
                                                                                -------------      -------------
                                                                                         (In thousands)
     Cable distribution networks.............................................    $3,051,088          $3,147,285
     Subscriber premises equipment and converters............................       861,523             757,385
     MMDS/DTH distribution facilities........................................       266,962             261,896
     Office equipment, furniture and fixtures................................       270,504             254,721
     Buildings and leasehold improvements....................................       152,362             142,334
     Other...................................................................       122,559             106,155
                                                                                 ----------          ----------
                                                                                  4,724,998           4,669,776
          Accumulated depreciation...........................................    (1,196,890)           (920,972)
                                                                                 ----------          ----------
          Net property, plant and equipment..................................    $3,528,108          $3,748,804
                                                                                 ==========          ==========

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

                                                                                   June 30,         December 31,
                                                                                     2001               2000
                                                                                -------------      -------------
                                                                                         (In thousands)
     Europe:
       UPC Nederland.........................................................    $1,165,938          $1,590,868
       UPC Polska............................................................       978,168             951,225
       UPC Germany...........................................................       877,004             883,928
       Priority Telecom......................................................       393,410             337,247
       UPC Sweden............................................................       341,583             388,884
       UPC N V...............................................................       176,243             193,630
       Telekabel Group.......................................................       153,200             167,317
       UPC France............................................................       149,764             164,010
       UPC Magyarorszag......................................................       130,766             131,164
       Priority Wireless Group...............................................        90,913             100,297
       UPC Czech.............................................................        90,096              95,161
       UPC Norge.............................................................        67,811              67,249
       Other.................................................................       108,227              89,914
     Asia/Pacific:
       Austar United.........................................................       222,509             225,433
     Latin America:
       VTR...................................................................       190,358             208,725
       TV Show Brasil........................................................         6,485               7,688
       Multitel..............................................................           167                 179
                                                                                 ----------          ----------
                                                                                  5,142,642           5,602,919
          Accumulated amortization...........................................      (612,447)           (448,012)
                                                                                 ----------          ----------
          Net goodwill and other intangible assets...........................    $4,530,195          $5,154,907
                                                                                 ==========          ==========

7.   SENIOR DISCOUNT NOTES AND SENIOR NOTES

                                                                                  June 30,         December 31,
                                                                                    2001               2000
                                                                                -------------      -------------
                                                                                         (In thousands)
     United 1998 Notes.......................................................    $1,160,181          $1,101,010
     United 1999 Notes.......................................................       263,063             249,497
     UPC Senior Notes July 1999 Offering:
       UPC 10.875% dollar Senior Notes due 2009..............................       799,986             700,759
       UPC 10.875% euro Senior Notes due 2009................................       254,216             278,551
       UPC 12.5% dollar Senior Discount Notes due 2009.......................       505,561             475,854
     UPC Senior Notes October 1999 Offering:
       UPC 10.875% dollar Senior Notes due 2007..............................       199,995             177,027
       UPC 10.875% euro Senior Notes due 2007................................        84,738              92,851
       UPC 11.25% dollar Senior Notes due 2009...............................       250,446             221,411
       UPC 11.25% euro Senior Notes due 2009.................................        85,060              93,168
       UPC 13.375% dollar Senior Discount Notes due 2009.....................       310,424             290,974
       UPC 13.375% euro Senior Discount Notes due 2009.......................       105,173             108,017
     UPC Senior Notes January 2000 Offering:
       UPC 11.25% dollar Senior Notes due 2010...............................       596,113             595,742
       UPC 11.25% euro Senior Notes due 2010.................................       168,392             184,443
       UPC 11.5% dollar Senior Notes due 2010................................       298,092             273,780
       UPC 13.75% dollar Senior Discount Notes due 2010......................       621,167             581,253
     UPC Polska Senior Discount Notes........................................       325,054             300,163
     UAP Notes...............................................................       490,643             466,241
                                                                                 ----------          ----------
          Total senior discount notes and senior notes.......................    $6,518,304          $6,190,741
                                                                                 ==========          ==========

The increase in UPC's July 1999 Senior Notes, October 1999 Senior Notes, January 2000 Senior Notes and UPC's Bank Facility from December 31, 2000 to June 30, 2001 was due in part to the adoption of SFAS 133 effective January 1, 2001. Under SFAS 133. The fair value of the derivative assets as of June 30, 2001, amounting to $384.5 million (including both the fair value of the foreign currency part and the interest part of the swap), has been recorded as an asset on the balance sheet. Of this amount, $293.3 million has been added to the carrying value of the related long-term debt.

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 1999, the Company sold $355.0 million principal amount of its senior discount notes for net proceeds of $208.9 million to a small group of institutions. As part of the original distribution arrangements for the United 1999 Notes, the Company agreed to assist the group in reselling the United 1999 Notes and to pay them the difference if the notes are sold for less than the price the institutions paid plus the then additional accreted value and they agreed in turn to pay the Company the difference if the notes were resold for a greater price than the institutions paid plus the then additional accreted value. As of June 30, 2001, the accreted value of the United 1999 Notes was $263.1 million; the current market value is substantially less than the accreted value. In May 2001, the Company agreed to modifications of these distribution arrangements that provide, among other things, that: (1) the resale of United 1999 Notes will not occur before May 23, 2002, except in certain circimstances,
(2) the Company or New United (the new holding company of which the Company will become a subsidiary in connection with its transaction with Liberty) will deposit and maintain up to $150.0 million in an account with one of the institutions that holds the United 1999 Notes, and (3) New United and certain of its subsidiaries will also guarantee the Company's obligations under the United 1999 Notes and the Company's obligations to pay the institutions the difference if the United 1999 Notes are sold for less than the price the institutions paid plus the then accreted value. The Company is currently in the process of negotiating the additional documents to further implement these modifications.

8.   OTHER LONG-TERM DEBT

                                                                                  June 30,         December 31,
                                                                                    2001               2000
                                                                                -------------      -------------
                                                                                         (In thousands)
     UPC Bank Facility.......................................................    $2,303,217          $2,224,696
     Exchangeable Loan.......................................................       861,162                   -
     UPC Bridge Facility.....................................................             -             696,379
     DIC Loan................................................................        45,271              51,401
     Other UPC...............................................................       180,179             170,801
     Austar Bank Facility (Note 2)...........................................       204,144             223,501
     VTR Bank Facility.......................................................       176,000             176,000
     Other UAP...............................................................         5,147               4,759
     Other ULA...............................................................         3,603                 571
                                                                                 ----------          ----------
                                                                                  3,778,723           3,548,108
          Less current portion...............................................      (197,636)           (193,923)
                                                                                 ----------          ----------
          Total other long-term debt.........................................    $3,581,087          $3,354,185
                                                                                 ==========          ==========

UPC BANK FACILITY

In October 2000, UPC closed a $3.4 billion operating and term loan facility with a group of banks. The UPC Bank Facility indenture contains certain financial covenants and restrictions on UPC's subsidiaries regarding payment of dividends, ability to incur indebtedness, dispose of assets, and merge and enter into affiliate transactions. UPC was in compliance with these covenants as of June 30, 2001. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. Concurrent with the closing, UPC entered into cross currency and interest rate swaps, pursuant to which a $240.0 million obligation under the UPC Bank Facility was effectively changed into a euro286.0 million obligation until November 29, 2002. UPC entered into an interest rate swap of euro1,725.0 million to fix the EURIBOR portion of the interest calculation to 4.65%, ending August 20, 2002.

EXCHANGEABLE LOAN

In May 2001, UPC completed a placement with Liberty of $1.2 billion 6.0% Guaranteed Discount Notes due 2007 ("the Exchangeable Loan"), receiving proceeds of euro1,000.0 ($856.8) million. Liberty has the right to exchange the notes, which were issued by a wholly-owned subsidiary of UPC, into ordinary shares of UPC under certain circumstances at $6.85 per share after May 29, 2002. The
Exchangeable Loan is expected to be transferred to United as part of a transaction between Liberty and United, which is expected to close promptly after approval by United shareholders by the end of October 2001.

The principal terms of the Exchangeable Loan following transfer of the Exchangeable Loan to United are as follows:

o    Convertible at any time into UPC ordinary shares at $6.85 per share.
o Callable in cash at any time in the first year at 100% plus accrued interest, not callable until May 29, 2004, thereafter callable at descending premiums in cash, ordinary shares or a combination (at UPC's option) at any time prior to May 29, 2007.

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

o UPC has the right, at its option, to require exchange of the Exchangeable Loan into UPC ordinary shares at euro8.00 per share on a euro1.00 for euro1.00 basis for any equity raised by UPC at a price at or above euro8.00 per share during the first two years, euro10.00 per share during the third year, euro12.00 per share during the fourth year, and euro15.00 per share during and after the fifth year.
o UPC has the right, at its option, to require exchange of the Exchangeable Loan into UPC ordinary shares, if on or after November 15, 2002, its ordinary shares trade at or above $10.28 for at least 20 out of 30 trading days, or if on or after May 29, 2004, UPC ordinary shares trade at or above $8.91 for at least 20 out of 30 trading days.

FOREIGN EXCHANGE CONTRACT

In connection with the anticipated closing of the Liberty transaction and the Exchangeable Loan, the Company entered into forward contracts with Toronto Dominion Securities to purchase euro1.0 billion at a fixed conversion rate of 1.0797, with maturity on July 6, 2001. The June 30, 2001 spot rate was 1.1776, resulting in unrealized loss on the respective forward contracts of $77.0 million. As a consequence of the loss, $50.0 million was put on deposit with Toronto Dominion Securities and is included as restricted cash as of June 30, 2001. Subsequent to June 30, 2001, euro500.0 million of the notional amount was settled for $33.7 million, and the remaining euro500.0 million was extended to September 2001.

UPC BRIDGE FACILITY

UPC repaid the UPC Bridge Facility in May 2001.

9.   STOCKHOLDERS' DEFICIT

EQUITY TRANSACTIONS OF SUBSIDIARIES

The issuance of common equity, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

                                                                                                Six Months Ended
                                                                                                  June 30, 2001
                                                                              ---------------------------------------------------
                                                                                                     Austar
                                                                                  UPC                United            Total
                                                                              -------------       -------------     -------------
                                                                                                  (In thousands)
     Variable plan accounting for stock options.............................    $(12,134)            $ (194)          $(12,328)
     Deferred compensation expense..........................................      12,134                194             12,328
     Amortization of deferred compensation..................................      (1,608)             4,336              2,728
     Amortization of deferred compensation (minority interest)..............           -             (1,089)            (1,089)
                                                                                --------             ------           --------
          Total.............................................................    $ (1,608)            $3,247           $  1,639
                                                                                ========             ======           ========


OTHER CUMULATIVE COMPREHENSIVE LOSS

                                                                                  June 30,         December 31,
                                                                                    2001               2000
                                                                                -------------      -------------
                                                                                         (In thousands)
     Foreign currency translation adjustments...............................     $(262,487)          $(265,567)
     Unrealized gain (loss) on available-for-sale securities................        12,574             (24,964)
     Change in fair value of derivatives....................................        (5,193)                  -
     Cumulative effect of change in accounting principle....................           404                   -
                                                                                 ---------           ---------
          Total.............................................................     $(254,702)          $(290,531)
                                                                                 =========           =========

10.  IMPAIRMENT CHARGE

During the second quarter of 2001, UPC identified indicators of possible impairment of long-lived assets, principally Indefeasible Rights of Use ("IRUs") and related goodwill within its subsidiary, Priority Telecom. Such indicators included declines in the market value of publicly traded telecommunications

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition would be used within Priority Telecom. Reduced levels of private equity funding activity for CLEC businesses and plans by UPC to obtain financing for Priority Telecom in the second half of 2001 contributed to changes in UPC's strategic plans for how certain assets acquired through the Cignal transaction would be used within Priority Telecom. The changes in strategic plans included a decision to phase-out the legacy international wholesale voice operations of Cignal. When UPC and Priority Telecom reached an agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration to be paid for Cignal and the subsequent allocation of the purchase price. This allocation was completed by an independent third party in November 2000. In the second quarter of 2001, using the strategic plan prepared for the contemplated financing, an impairment assessment test and measurement in accordance with SFAS No. 121 was completed, resulting in the recording of a write-down  of  tangible  assets and  related  goodwill  of  euro300.0  ($262.0)
million.

11.  LEGAL PROCEEDINGS

Other  than the  following,  the  Company is not a party to any  material  legal proceeding, nor is the Company aware of any threatened material legal proceeding. From time to time, the Company may become involved in litigation relating to claims arising out of operations in the normal course of business.

In May 2001, the United States Supreme Court affirmed the decision of the 10th Circuit U.S. Court of Appeals, which in April 2000 found in favor of the Company in a lawsuit against Wharf Holdings Limited. The lawsuit consisted of United's claims of fraud, breach of fiduciary duty, breach of contract and negligent misrepresentation related to Wharf's grant to United in 1992 of an option to purchase a 10.0% equity interest in Wharf's cable television franchise in Hong Kong. The Court's decision affirms the 1997 U.S. District Court judgment in the Company's favor, which, together with accrued interest, totaled gross and net proceeds of approximately $196.4 and $190.2 million, respectively.

12.  BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)
     Basic:
       Net loss..................................................   $(746,622)       $(285,966)       $(1,350,044)     $(530,904)
       Accrual of dividends on Series B Convertible
        Preferred Stock..........................................        (464)            (437)              (921)          (875)
       Accrual of dividends on Series C Convertible
        Preferred Stock..........................................      (7,437)          (7,437)           (14,875)       (14,875)
       Accrual of dividends on Series D Convertible
        Preferred Stock..........................................      (5,032)          (5,031)           (10,063)       (10,062)
                                                                    ---------        ---------        -----------      ---------
           Basic net loss attributable to common stockholders....    (759,555)        (298,871)        (1,375,903)      (556,716)
                                                                    ---------        ---------        -----------      ---------
     Diluted:
       Accrual of dividends on Series B Convertible
        Preferred Stock..........................................           - (1)            - (1)              - (1)          - (1)
       Accrual of dividends on Series C Convertible
        Preferred Stock..........................................           - (1)            - (1)              - (1)          - (1)
       Accrual of dividends on Series D Convertible
        Preferred Stock..........................................           - (1)            - (1)              - (1)          - (1)
                                                                    ---------        ---------        -----------      ---------
           Diluted net loss attributable to common stockholders..   $(759,555)       $(298,871)       $(1,375,903)     $(556,716)
                                                                    =========        =========        ===========      =========

     (1) Excluded from the calculation of diluted net loss attributable to common stockholders because the effect is anti-dilutive.

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company provides video, voice and Internet access services in numerous countries worldwide, and related content and other media services in a growing number of international markets.

The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and Adjusted EBITDA. Adjusted EBITDA represents net operating loss before depreciation, amortization and stock-based compensation charges. Stock-based compensation charges result from variable plan accounting of our subsidiaries' regular and phantom stock option plans and are generally non-cash charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

As the Company increases its bundling of products, the allocation of indirect operating and selling, general and administrative expenses between individual products will become increasingly difficult and may not represent the actual Adjusted EBITDA for individual products.

A summary of segment information by geographic area is as follows:

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                       Three Months Ended June 30, 2001
                                              --------------------------------------------------------------------------------------
                                                 Video          Voice        Internet       Content         Other          Total
                                              ------------   ------------   ------------  ------------   ------------    -----------
                                                                                 (In thousands)
REVENUE:
 Europe:
   The Netherlands........................     $ 53,558        $ 61,605      $ 17,949      $  1,887        $   (980)      $134,019
   Austria................................       18,370           8,345        10,603             -             236         37,554
   Belgium................................        3,352               -         2,024             -               -          5,376
   Czech Republic.........................        9,082             183           265             -             484         10,014
   France.................................       13,989           5,464         1,777             -             424         21,654
   Hungary................................       15,607           5,863           683             -               -         22,153
   Norway.................................       10,813           1,405         1,922             -               -         14,140
   Poland.................................       36,235               -           327           968               -         37,530
   Sweden.................................        7,575               -         2,284             -             184         10,043
   Germany................................       10,196               9             9             -             314         10,528
   Corporate and other....................        8,059               -           117             6           1,055          9,237
                                               --------        --------      --------      --------        --------       --------
     Total Europe.........................      186,836          82,874        37,960         2,861           1,717        312,248
                                               --------        --------      --------      --------        --------       --------
 Asia/Pacific:
   Australia..............................       37,469             751         2,593         2,636              69         43,518
   Corporate and other....................            -               -             -             -               -              -
                                               --------        --------      --------      --------        --------       --------
     Total Asia/Pacific...................       37,469             751         2,593         2,636              69         43,518
                                               --------        --------      --------      --------        --------       --------
 Latin America:
   Chile..................................       27,080          13,524         1,393             -               -         41,997
   Brazil.................................          999               -             -             -               -            999
   Corporate and other....................          458               -             -             -              30            488
                                               --------        --------      --------      --------        --------       --------
     Total Latin America..................       28,537          13,524         1,393             -              30         43,484
                                               --------        --------      --------      --------        --------       --------
 Corporate and other......................            -               -             -             -               -              -
                                               --------        --------      --------      --------        --------       --------

     Total Consolidated Revenue...........     $252,842        $ 97,149      $ 41,946      $  5,497        $  1,816       $399,250
                                               ========        ========      ========      ========        ========       ========
ADJUSTED EBITDA:
 Europe:
   The Netherlands........................     $ 28,045        $(29,750)     $(19,550)     $(13,095)       $ (8,962)      $(43,312)
   Austria................................        8,137             818         1,960             -            (468)        10,447
   Belgium................................        1,283               -          (477)            -               1            807
   Czech Republic.........................        3,969              13          (125)         (370)            280          3,767
   France.................................           63          (2,822)       (1,222)            -           1,552         (2,429)
   Hungary................................        5,365           2,984          (151)         (482)              -          7,716
   Norway.................................        3,405          (1,086)         (560)            -            (195)         1,564
   Poland.................................         (507)              -        (1,548)       (9,326)            513        (10,868)
   Sweden.................................        3,247             (72)         (832)            -            (164)         2,179
   Germany................................        7,008             (12)         (157)            -            (257)         6,582
   Corporate and other....................        2,142               -            71           910         (26,186)       (23,063)
                                               --------        --------      --------      --------        --------       --------
     Total Europe.........................       62,157         (29,927)      (22,591)      (22,363)        (33,886)       (46,610)
                                               --------        --------      --------      --------        --------       --------
 Asia/Pacific:
   Australia..............................       (4,648)           (223)       (5,530)       (2,438)           (821)       (13,660)
   Corporate and other....................            -               -             -             -             475            475
                                               --------        --------      --------      --------        --------       --------
     Total Asia/Pacific...................       (4,648)           (223)       (5,530)       (2,438)           (346)       (13,185)
                                               --------        --------      --------      --------        --------       --------
 Latin America:
   Chile..................................       11,107          (3,721)         (886)            -           1,005          7,505
   Brazil.................................          (77)              -             -             -               -            (77)
   Corporate and other....................         (348)              -             -             -          (1,768)        (2,116)
                                               --------        --------      --------      --------        --------       --------
     Total Latin America..................       10,682          (3,721)         (886)            -            (763)         5,312
                                               --------        --------      --------      --------        --------       --------
   Corporate and other....................            -               -             -             -          (5,284)        (5,284)
                                               --------        --------      --------      --------        --------       --------
     Total Consolidated Adjusted
      EBITDA..............................     $ 68,191        $(33,871)     $(29,007)     $(24,801)       $(40,279)      $(59,767)
                                               ========        ========      ========      ========        ========       ========

                                       19

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                       Three Months Ended June 30, 2000
                                              --------------------------------------------------------------------------------------
                                                 Video          Voice        Internet       Content         Other          Total
                                              ------------   ------------   ------------  ------------   ------------    -----------
                                                                                 (In thousands)
REVENUE:
 Europe:
   The Netherlands........................     $ 53,248        $ 26,348      $  8,393      $    640        $    339       $ 88,968
   Austria................................       19,161           7,306         6,015             -               -         32,482
   Belgium................................        3,765             326         1,018             -               -          5,109
   Czech Republic.........................        5,632             224             -             -             686          6,542
   France.................................       14,046           2,169           601             -               -         16,816
   Hungary................................       10,736           4,971            65             -               7         15,779
   Norway.................................       11,297             747           536             -               -         12,580
   Poland.................................       29,370               -             -           712               -         30,082
   Sweden.................................        7,731             218         1,481             -               -          9,430
   Corporate and other....................        3,772               -             -             -             621          4,393
                                               --------        --------      --------      --------        --------       --------
     Total Europe.........................      158,758          42,309        18,109         1,352           1,653        222,181
                                               --------        --------      --------      --------        --------       --------
 Asia/Pacific:
   Australia..............................       41,688               -           421             -             742         42,851
   Corporate and other....................            -               -             -             -               -              -
                                               --------        --------      --------      --------        --------       --------
     Total Asia/Pacific...................       41,688               -           421             -             742         42,851
                                               --------        --------      --------      --------        --------       --------
 Latin America:
   Chile..................................       29,236           7,248           135             -               -         36,619
   Brazil.................................        1,340               -             -             -               -          1,340
   Corporate and Other....................          521               -             -             -               -            521
                                               --------        --------      --------      --------        --------       --------
     Total Latin America..................       31,097           7,248           135             -               -         38,480
                                               --------        --------      --------      --------        --------       --------
 Corporate and other......................            -               -             -             -              25             25
                                               --------        --------      --------      --------        --------       --------

     Total Consolidated Revenue...........     $231,543        $ 49,557      $ 18,665      $  1,352        $  2,420       $303,537
                                               ========        ========      ========      ========        ========       ========
ADJUSTED EBITDA:
 Europe:
   The Netherlands........................     $ 26,251        $(19,949)     $(37,518)     $(11,718)       $ (5,388)      $(48,322)
   Austria................................       10,346          (1,749)          314             -               -          8,911
   Belgium................................        1,411            (116)       (1,297)            -               -             (2)
   Czech Republic.........................        1,213              12             -             -             201          1,426
   France.................................        4,827          (6,335)       (2,873)            -            (290)        (4,671)
   Hungary................................        3,821           2,713          (989)            -               7          5,552
   Norway.................................        4,115          (3,167)         (891)            -            (119)           (62)
   Poland.................................         (776)              -             -       (11,808)           (817)       (13,401)
   Sweden.................................        2,597          (1,005)       (2,258)            -               -           (666)
   Corporate and other....................        1,278             516        (2,983)         (127)        (19,419)       (20,735)
                                               --------        --------      --------      --------        --------       --------
     Total Europe.........................       55,083         (29,080)      (48,495)      (23,653)        (25,825)       (71,970)
                                               --------        --------      --------      --------        --------       --------
 Asia/Pacific:
   Australia..............................       (1,635)            (89)       (5,143)            -          (2,976)        (9,843)
   Corporate and other....................            -               -             -             -             706            706
                                               --------        --------      --------      --------        --------       --------
     Total Asia/Pacific...................       (1,635)            (89)       (5,143)            -          (2,270)        (9,137)
                                               --------        --------      --------      --------        --------       --------
 Latin America:
   Chile..................................       10,722          (4,002)         (804)            -          (2,302)         3,614
   Brazil.................................         (196)              -             -             -               -           (196)
   Corporate and other....................         (219)              -             -             -             496            277
                                               --------        --------      --------      --------        --------       --------
     Total Latin America..................       10,307          (4,002)         (804)            -          (1,806)         3,695
                                               --------        --------      --------      --------        --------       --------
 Corporate and other......................            -               -             -             -          (3,764)        (3,764)
                                               --------        --------      --------      --------        --------       --------
     Total Consolidated Adjusted
       EBITDA.............................     $ 63,755        $(33,171)     $(54,442)     $(23,653)       $(33,665)      $(81,176)
                                               ========        ========      ========      ========        ========       ========

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                         Six Months Ended June 30, 2001
                                              --------------------------------------------------------------------------------------
                                                 Video          Voice        Internet       Content         Other          Total
                                              ------------   ------------   ------------  ------------   ------------    -----------
                                                                                 (In thousands)
REVENUE:
 Europe:
   The Netherlands........................     $110,099        $118,185      $ 32,219      $  3,461        $  1,361       $ 265,325
   Austria................................       37,578          18,129        20,800             -             300          76,807
   Belgium................................        6,949               -         4,054             -               -          11,003
   Czech Republic.........................       18,229             381           462             -             881          19,953
   France.................................       27,703           9,504         3,112             -             424          40,743
   Hungary................................       30,640          11,209         1,122             -               -          42,971
   Norway.................................       22,194           2,929         3,604             -               -          28,727
   Poland.................................       71,194               -           532         1,363               -          73,089
   Sweden.................................       15,351               -         4,509             -             184          20,044
   Germany................................       21,558              19            23             -             988          22,588
   Corporate and other....................       16,106               -           262             6           1,893          18,267
                                               --------        --------      --------      --------        --------       ---------
     Total Europe.........................      377,601         160,356        70,699         4,830           6,031         619,517
                                               --------        --------      --------      --------        --------       ---------
 Asia/Pacific:
   Australia..............................       75,948           1,624         5,626         5,226             176          88,600
   Corporate and other....................            -               -             -             -               -               -
                                               --------        --------      --------      --------        --------       ---------
     Total Asia/Pacific...................       75,948           1,624         5,626         5,226             176          88,600
                                               --------        --------      --------      --------        --------       ---------
 Latin America:
   Chile..................................       54,667          25,727         2,295             -               -          82,689
   Brazil.................................        2,117               -             -             -               -           2,117
   Corporate and other....................        1,016               -             -             -              56           1,072
                                               --------        --------      --------      --------        --------       ---------
     Total Latin America..................       57,800          25,727         2,295             -              56          85,878
                                               --------        --------      --------      --------        --------       ---------
 Corporate and other......................            -               -             -             -               -               -
                                               --------        --------      --------      --------        --------       ---------
     Total Consolidated Revenue...........     $511,349        $187,707      $ 78,620      $ 10,056        $  6,263       $ 793,995
                                               ========        ========      ========      ========        ========       =========
ADJUSTED EBITDA:
 Europe:
   The Netherlands........................     $ 55,259        $(53,481)     $(41,868)     $(27,088)       $(21,736)      $ (88,914)
   Austria................................       15,989           1,976         4,105             -           1,381          23,451
   Belgium................................        2,713               -          (927)            -               1           1,787
   Czech Republic.........................        5,187             (12)         (393)         (813)            448           4,417
   France.................................          118          (6,943)       (2,990)            -           1,586          (8,229)
   Hungary................................        8,780           5,883          (510)       (1,687)              -          12,466
   Norway.................................        7,244          (2,352)       (1,323)            -             268           3,837
   Poland.................................       (1,892)              -        (2,748)      (17,892)              -         (22,532)
   Sweden.................................        5,092             (73)       (1,686)            -            (257)          3,076
   Germany................................       12,705             (21)         (307)            -            (783)         11,594
   Corporate and other....................        4,360               -           199            61         (47,308)        (42,688)
                                               --------        --------      --------      --------        --------       ---------
     Total Europe.........................      115,555         (55,023)      (48,448)      (47,419)        (66,400)       (101,735)
                                               --------        --------      --------      --------        --------       ---------
 Asia/Pacific:
   Australia..............................       (8,017)           (965)      (10,995)       (3,974)         (1,791)        (25,742)
   Corporate and other....................            -               -             -             -           1,004           1,004
                                               --------        --------      --------      --------        --------       ---------
     Total Asia/Pacific...................       (8,017)           (965)      (10,995)       (3,974)           (787)        (24,738)
                                               --------        --------      --------      --------        --------       ---------
 Latin America:
   Chile..................................       19,828          (5,784)       (1,880)            -          (1,538)         10,626
   Brazil.................................         (223)              -             -             -               -            (223)
   Corporate and other....................         (483)              -             -             -          (2,052)         (2,535)
                                               --------        --------      --------      --------        --------       ---------
     Total Latin America..................       19,122          (5,784)       (1,880)            -          (3,590)          7,868
                                               --------        --------      --------      --------        --------       ---------
 Corporate and other......................            -               -             -             -         (12,252)        (12,252)
                                               --------        --------      --------      --------        --------       ---------
     Total Consolidated Adjusted
       EBITDA.............................     $126,660        $(61,772)     $(61,323)     $(51,393)       $(83,029)      $(130,857)
                                               ========        ========      ========      ========        ========       =========

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                         Six Months Ended June 30, 2000
                                              --------------------------------------------------------------------------------------
                                                 Video          Voice        Internet       Content         Other          Total
                                              ------------   ------------   ------------  ------------   ------------    -----------
                                                                                 (In thousands)
REVENUE:
 Europe:
   The Netherlands........................     $ 96,029        $ 45,146      $ 13,634      $  1,145        $    339       $ 156,293
   Austria................................       39,615          12,992        11,546             -               -          64,153
   Belgium................................        7,366             601         1,820             -               -           9,787
   Czech Republic.........................       11,836             479             -             -           1,709          14,024
   France.................................       27,960           4,022         1,005             -               -          32,987
   Hungary................................       22,364          10,208           122             -               7          32,701
   Norway.................................       23,416           1,145           935             -               -          25,496
   Poland.................................       55,922               -             -         1,160               -          57,082
   Sweden.................................       15,854             218         2,316             -               -          18,388
   Corporate and other....................        7,663               -             -             -             865           8,528
                                               --------        --------      --------      --------        --------       ---------
     Total Europe.........................      308,025          74,811        31,378         2,305           2,920         419,439
                                               --------        --------      --------      --------        --------       ---------
 Asia/Pacific:
   Australia..............................       82,537               -           429             -           1,341          84,307
   New Zealand............................          844           3,166           878             -               -           4,888
   Corporate and other....................            -               -             -             -               -               -
                                               --------        --------      --------      --------        --------       ---------
     Total Asia/Pacific...................       83,381           3,166         1,307             -           1,341          89,195
                                               --------        --------      --------      --------        --------       ---------
 Latin America:
   Chile..................................       58,188          13,813           242             -               -          72,243
   Brazil.................................        2,729               -             -             -               -           2,729
   Corporate and other....................        1,049               -             -             -              36           1,085
                                               --------        --------      --------      --------        --------       ---------
     Total Latin America..................       61,966          13,813           242             -              36          76,057

 Corporate and other......................            -               -             -             -              52              52
                                               --------        --------      --------      --------        --------       ---------
     Total Consolidated Revenue...........     $453,372        $ 91,790      $ 32,927      $  2,305        $  4,349       $ 584,743
                                               ========        ========      ========      ========        ========       =========
ADJUSTED EBITDA:
 Europe:
   The Netherlands........................     $ 47,816        $(33,316)     $(70,016)     $(19,476)       $ (5,565)      $ (80,557)
   Austria................................       21,527          (3,320)          486             -               -          18,693
   Belgium................................        2,866            (255)       (2,433)            -               -             178
   Czech Republic.........................        2,148              35             -             -             608           2,791
   France.................................        6,448          (9,191)       (3,918)            -            (300)         (6,961)
   Hungary................................        7,460           5,636        (2,053)            -               7          11,050
   Norway.................................        8,979          (5,994)       (1,739)            -            (122)          1,124
   Poland.................................       (3,955)              -             -       (26,281)         (1,156)        (31,392)
   Sweden.................................        6,284          (1,718)       (4,343)            -               -             223
   Corporate and other....................        2,927            (901)       (3,459)         (193)        (41,269)        (42,895)
                                               --------        --------      --------      --------        --------       ---------
     Total Europe.........................      102,500         (49,024)      (87,475)      (45,950)        (47,797)       (127,746)
                                               --------        --------      --------      --------        --------       ---------
 Asia/Pacific:
   Australia..............................         (443)           (126)       (6,864)            -          (4,753)        (12,186)
   New Zealand............................         (253)           (357)          248             -          (1,344)         (1,706)
   Corporate and other....................            -               -             -             -             948             948
                                               --------        --------      --------      --------        --------       ---------
     Total Asia/Pacific...................         (696)           (483)       (6,616)            -          (5,149)        (12,944)
                                               --------        --------      --------      --------        --------       ---------
 Latin America:
   Chile..................................       19,887          (5,692)         (929)            -          (4,528)          8,738
   Brazil.................................         (150)              -             -             -               -            (150)
   Corporate and other....................         (407)              -             -             -           1,998           1,591
                                               --------        --------      --------      --------        --------       ---------
     Total Latin America..................       19,330          (5,692)         (929)            -          (2,530)         10,179
                                               --------        --------      --------      --------        --------       ---------
 Corporate and other......................            -               -             -             -          (6,691)         (6,691)
                                               --------        --------      --------      --------        --------       ---------
     Total Consolidated Adjusted
      EBITDA..............................     $121,134        $(55,199)     $(95,020)     $(45,950)       $(62,167)      $(137,202)
                                               ========        ========      ========      ========        ========       =========

                              UNITEDGLOBALCOM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                   June 30,        December 31,
                                                     2001              2000
                                                 ------------      -------------
                                                        (In thousands)
     TOTAL ASSETS
     Europe:
       The Netherlands......................     $ 2,928,971        $ 3,400,264
       Poland...............................       1,238,063          1,222,790
       Germany..............................         932,757            969,679
       France...............................         774,469            849,011
       Austria..............................         378,431            430,988
       Sweden...............................         356,077            420,827
       Hungary..............................         341,446            349,788
       Norway...............................         267,059            296,494
       Czech Republic.......................         197,739            214,598
       Belgium..............................          39,207             43,141
       Corporate and other..................       2,373,867          2,685,366
                                                 -----------        -----------
         Total Europe.......................       9,828,086         10,882,946
                                                 -----------        -----------
     Asia/Pacific:
       Australia............................         475,019            520,693
       Corporate and other..................          63,657             47,385
                                                 -----------        -----------
         Total Asia/Pacific.................         538,676            568,078
                                                 -----------        -----------
     Latin America:
       Chile................................         523,257            521,812
       Brazil...............................          16,506             17,039
       Corporate and other..................         135,836             48,283
                                                 -----------        -----------
         Total Latin America................         675,599            587,134
                                                 -----------        -----------

     Corporate and other....................         886,333            965,615
                                                 -----------        -----------

         Total Company......................     $11,928,694        $13,003,773
                                                 ===========        ===========

The  Company's   consolidated   Adjusted  EBITDA  reconciles  to  the  condensed
consolidated statement of operations and comprehensive income (loss) as follows:

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)
     Operating loss............................................    $(592,841)        $(198,709)       $(938,267)       $(495,293)
     Depreciation and amortization.............................      277,132           186,679          548,246          358,777
     Stock-based compensation expense (credit).................       (6,090)          (69,146)          (2,868)            (686)
     Impairment charge.........................................      262,032                 -          262,032                -
                                                                   ---------         ---------        ---------        ---------
          Consolidated Adjusted EBITDA.........................    $ (59,767)        $ (81,176)       $(130,857)       $(137,202)
                                                                   =========         =========        =========        =========

14.  SUBSEQUENT EVENT

ANNOUNCEMENT OF POLISH DTH MERGER

On August 10, 2001, UPC and Canal+ Group ("Canal+"), the television and film division of Vivendi Universal, announced the signing of definitive agreements to merge their respective Polish direct-to-home ("DTH") satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. UPC Polska will contribute its Polish DTH assets to TKP, the Polish subsidiary of Canal+, in exchange for 25.0% of TKP and euro150.0 ($127.1) million in cash. As part of this transaction, through a carriage agreement, Canal+ Polska will also be available on UPC's Polish cable network. TKP will be managed and controlled by Canal+, who will own 75.0%. UPC will own the remaining 25.0%. This merger is subject to certain regulatory approvals. For accounting purposes, TKP will be deemed the acquiror. UPC's investment in the merged companies will be recorded at fair value as of the date of the transaction. UPC's carrying value of the Polish DTH assets being contributed may be significantly higher than the determined fair value of its investment in the merged companies if and when the transaction is consummated, leading to a write-down at the date the transaction is consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers, their acceptance of new technology, programming alternatives and new video services we may offer. They also include subscribers' acceptance of our newer digital video, telephone and Internet access services, our ability to manage and grow our newer digital video, telephone and Internet access services, our ability to secure adequate capital to fund other system growth and development and our planned acquisitions, our ability to successfully close proposed transactions, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint ventures. We and our subsidiaries have announced several potential acquisitions, many of which are subject to various conditions, some of which may not occur. We have disclosed estimated adjustments to our financial statements as a result of planned transactions. These adjustments will be based on underlying values of assets, which are subject to change. We have also included forward-looking statements concerning our potential plans to refinance certain of our operating companies' banking facilities. Many factors outside of our control will affect our ability to refinance this indebtedness, including general financial market conditions. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. The following discussion and analysis of financial condition and results of operations cover the three and six months ended June 30, 2001 and 2000, and should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere herein. These unaudited condensed consolidated financial statements provide additional information regarding our financial activities and condition.

Since formation, we have developed largely through acquisitions. The most recent acquisitions have resulted in significant growth in our consolidated revenues and expenditures. We are still in the process of integrating our acquisitions. We expect to continue to make select acquisitions that complement our existing assets and operations, although we do not expect these acquisitions to be of the magnitude or frequency of our acquisitions during the last few years. We might also restructure, combining some of our assets with other assets and retain an interest in the combined operations. We may also sell some of our assets in the future or enter into strategic partnerships for the development of our assets.

SUMMARY OPERATING DATA

The following comparative operating data reflects video subscribers, voice subscribers and lines, content and Internet subscribers for systems in which we had an ownership interest as of June 30, 2001.


OPERATING SYSTEM DATA - VIDEO
                                                                        June 30, 2001
                                  -------------------------------------------------------------------------------------------
                                                              Homes in                  Two-way
                                   United       System        Service       Homes        Homes         Basic        Basic
                                  Ownership    Ownership       Area        Passed        Passed     Subscribers  Penetration
                                  ----------  -----------    ----------  -----------   -----------  -----------  ------------
UPC:
  The Netherlands...............       53.3%       100.0%     2,628,300    2,512,200    2,086,200    2,361,900      94.0%
  Germany (1)...................  13.3-27.2%   25.0-51.0%     2,636,500    2,636,500      422,000    1,899,800      72.1%
  Poland........................       53.3%       100.0%     1,950,000    1,851,800      181,000    1,408,600      76.1%
  Hungary.......................  52.7-53.3%  98.9-100.0%     1,001,100      900,400      315,500      689,400      76.6%
  Austria.......................       50.6%        95.0%     1,081,400      922,700      919,400      493,000      53.4%
  Israel........................       24.8%        46.6%       660,000      652,100      405,000      434,300      66.6%
  Czech Republic................       53.3%       100.0%       913,000      786,400      179,300      403,700      51.3%
  France........................       49.0%        92.0%     2,653,200    1,267,900      485,400      426,200      33.6%
  Norway........................       53.3%       100.0%       529,000      475,400      150,200      331,500      69.7%
  Slovak Republic...............  50.6-53.3%  95.0-100.0%       517,800      371,700       17,300      326,400      87.8%
  Romania.......................  27.2-37.3%   51.0-70.0%       648,500      450,700            -      288,800      64.1%
  Sweden........................       53.3%       100.0%       770,000      421,600      241,700      258,600      61.3%
  Belgium.......................       53.3%       100.0%       530,000      152,100      152,100      123,600      81.3%
  Malta.........................       26.7%        50.0%       184,500      181,000       35,000       86,200      47.6%
                                                             ----------   ----------    ----------   ---------
       Total....................                             16,703,300   13,582,500    5,590,100    9,532,000
                                                             ----------   ----------    ----------   ---------
Asia/Pacific:
  Australia.....................       81.3%       100.0%     2,085,000    2,083,100    1,149,600      432,200      20.7%
  Philippines...................       19.6%        49.0%       600,000      517,500       29,500      184,400      35.6%
  New Zealand...................       40.7%        50.0%       146,900      115,000      115,000       24,800      21.6%
                                                             ----------   ----------    ---------    ---------
       Total....................                              2,831,900    2,715,600    1,294,100      641,400
                                                              ---------   ----------    ---------    ----------
Latin America:
  Chile.........................      100.0%       100.0%     2,350,000    1,625,300      794,600      438,400      27.0%
  Mexico........................       90.3%        90.3%       395,300      264,900       66,500       74,300      28.0%
  Brazil (Jundiai)..............       49.0%        49.0%        70,200       67,900            -       17,300      25.5%
  Brazil (TV Show Brasil).......      100.0%       100.0%       463,000      306,000            -       15,900       5.2%
  Peru..........................      100.0%       100.0%       140,000       64,300            -        7,900      12.3%
                                                             ----------   ----------    --------- - ----------
       Total....................                              3,418,500    2,328,400      861,100      553,800
                                                             ----------   ----------    ---------   ----------

TOTAL....................................................    22,953,700   18,626,500    7,745,300   10,727,200
                                                             ==========   ==========    =========   ==========
TOTAL BASED ON CONSOLIDATED SYSTEMS (2)..................    18,972,500   14,903,800    6,676,300    8,595,000
                                                             ==========   ==========    =========   ==========
TOTAL BASED ON PROPORTIONATE DATA (3)....................    13,298,000   10,475,300    4,500,200    5,396,600
                                                             ==========   ==========    =========   ==========

----------------
(1)  Includes 296,500 subscribers in The Netherlands.
(2) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(3) Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA - VOICE
                                                                      As of June 30, 2001
                                    ---------------------------------------------------------------------------------------
                                                                           Subscribers                  Lines
                                       United         System     ----------------------------- ----------------------------
                                      Ownership     Ownership     Residential     Business(3)   Residential   Business(3)
                                    -------------- ------------- --------------  ------------- ------------- --------------
UPC:
  The Netherlands...............           53.3%        100.0%      154,200             -         192,500           -
  Austria.......................           50.6%         95.0%      122,600             -         123,700           -
  Hungary.......................      52.7-53.3%   98.9-100.0%       68,100             -          73,400           -
  France........................           49.0%         92.0%       55,000             -          57,500           -
  Norway........................           53.3%        100.0%       17,500             -          19,000           -
  Czech Republic................           53.3%        100.0%        3,500             -           3,500           -
  Germany.......................           27.2%         51.0%          100             -             100           -
                                                                    -------         -----         -------       -----
       Total....................                                    421,000             -         469,700           -
                                                                    -------         -----         -------       -----
Austar United:
  New Zealand...................           40.7%         50.0%       37,900         1,700          44,300       5,500
  Australia.....................           81.3%        100.0%        8,600             -           8,600           -
                                                                    -------         ------        -------       -----
       Total....................                                     46,500         1,700          52,900       5,500
                                                                    -------         -----         -------       -----
VTR:
  Chile.........................          100.0%        100.0%      155,700         1,500         173,000       3,100
                                                                    -------         -----         -------       -----

TOTAL.........................................................      623,200         3,200         695,600       8,600
                                                                    =======         =====         =======       =====
TOTAL BASED ON CONSOLIDATED SYSTEMS (1).......................      585,300         1,500         651,300       3,100
                                                                    =======         =====         =======       =====
TOTAL BASED ON PROPORTIONATE DATA (2).........................      396,500         2,200         442,100       5,300
                                                                    =======         =====         =======       =====

----------------
(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2) Summation of the operating system data multiplied by our ownership percentage.
(3)  UPC sold its 100%-owned business, Uniport in April 2001.

OPERATING SYSTEM DATA - INTERNET AND CONTENT
                                                                                   As of June 30, 2001
                                                                        ------------------------------------------
                                                                           United        System
INTERNET:                                                                Ownership      Ownership     Subscribers
                                                                        ------------- -------------- -------------
UPC:
  The Netherlands...................................................           53.3%         100.0%       211,900
  Austria...........................................................           50.6%          95.0%       122,300
  Sweden............................................................           53.3%         100.0%        40,400
  Germany...........................................................      13.3-27.2%     25.0-51.0%        24,400
  Norway............................................................           53.3%         100.0%        20,500
  Belgium...........................................................           53.3%         100.0%        18,800
  France............................................................           49.0%          92.0%        18,500
  Hungary...........................................................      52.7-53.3%    98.9-100.0%         7,800
  Czech Republic....................................................           53.3%         100.0%         3,300
  Poland............................................................           53.3%         100.0%         4,600
  Malta.............................................................           26.7%          50.0%         4,900
                                                                                                       ----------
       Total........................................................                                      477,400
                                                                                                       ----------
Austar United:
  Australia.........................................................           81.3%         100.0%        79,400
  New Zealand.......................................................           40.7%          50.0%        59,200
                                                                                                       ----------
       Total........................................................                                      138,600
                                                                                                       ----------
Latin America:
  Chile.............................................................          100.0%         100.0%        16,800
  Mexico............................................................           90.3%          90.3%           700
                                                                                                       ----------
       Total........................................................                                       17,500
                                                                                                       ----------
TOTAL..........................................................................................           633,500
                                                                                                       ==========
TOTAL BASED ON CONSOLIDATED SYSTEMS (1)........................................................           544,400
                                                                                                       ==========
TOTAL BASED ON PROPORTIONATE DATA (2)..........................................................           345,400
                                                                                                       ==========
CONTENT:
UPC:
  UPCtv.............................................................         53.3%         100.0%       9,264,000
  Spain/Portugal....................................................         26.7%          50.0%       7,459,000
  Ireland...........................................................         42.6%          80.0%       5,499,000
  MTV JV............................................................         26.7%          50.0%       3,104,000
  Poland............................................................         53.3%         100.0%       1,064,000
  Hungary...........................................................         53.3%         100.0%          10,000
  Czech Republic....................................................         53.3%         100.0%          13,000
  Slovak Republic...................................................         53.3%         100.0%           2,000
                                                                                                       ----------
       Total........................................................                                   26,415,000
                                                                                                       ----------
Austar United:
  Australia.........................................................         40.7%          50.0%       6,972,800
                                                                                                       ----------
MGM:
  Latin America.....................................................         50.0%          50.0%      13,587,800
                                                                                                       ----------

TOTAL..........................................................................................        46,975,600
                                                                                                       ==========
TOTAL BASED ON CONSOLIDATED SYSTEMS (1)........................................................        15,852,000
                                                                                                       ==========
TOTAL BASED ON PROPORTIONATE DATA (2)..........................................................        20,306,200
                                                                                                       ==========

--------------
(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2) Summation of the operating system data multiplied by our ownership percentage.


OPERATING SYSTEM DATA - VIDEO
                                                                        June 30, 2000
                                  -------------------------------------------------------------------------------------------
                                                              Homes in                  Two-way
                                   United       System        Service       Homes        Homes         Basic        Basic
                                  Ownership    Ownership       Area        Passed        Passed     Subscribers  Penetration
                                  ----------  -----------    ----------  -----------   -----------  -----------  ------------
UPC:
  The Netherlands................      53.0%        100.0%    2,541,700    2,431,900    1,953,900    2,253,200      92.7%
  Poland.........................      53.0%        100.0%    1,950,000    1,793,400            -    1,416,500      79.0%
  Germany........................      13.3%         25.1%    1,422,800    1,422,800       30,500      919,600      64.6%
  Hungary........................ 52.3-53.0%   98.7-100.0%    1,001,100      775,600      216,400      569,100      73.4%
  Austria........................      50.4%         95.0%    1,080,900      910,500      867,300      478,500      52.6%
  Israel.........................      24.7%         46.6%      660,000      623,300      388,700      437,300      70.2%
  France.........................      48.8%         92.0%    2,460,400    1,111,500      230,500      381,500      34.3%
  Czech Republic.................      53.0%        100.0%      868,800      777,400       17,700      356,600      45.9%
  Norway.........................      53.0%        100.0%      529,000      469,200       84,500      330,300      70.4%
  Romania........................ 27.0-37.1%    51.0-70.0%      509,300      395,900            -      260,300      65.7%
  Sweden.........................      53.0%        100.0%      770,000      421,600      228,200      248,700      59.0%
  Slovak Republic................ 50.4-53.0%   95.0-100.0%      417,800      295,900            -      244,300      82.6%
  Belgium........................      53.0%        100.0%      530,000      152,100      152,100      123,500      81.2%
  Malta..........................      26.5%         50.0%      177,000      176,000            -       79,400      45.1%
                                                             ----------   ----------    ---------    ---------
       Total.....................                            14,918,800   11,757,100    4,169,800    8,098,800
                                                             ----------   ----------    ---------    ---------
Asia/Pacific:
  Australia......................      72.3%        100.0%   2,085,000      2,083,100     643,000      406,300      19.5%
  Philippines....................      19.6%         49.0%     600,000        457,500           -      186,200      40.7%
  New Zealand....................      36.2%         50.0%     141,000         93,000      93,000       19,000      20.4%
                                                            ----------     ----------   ---------   ----------
       Total.....................                            2,826,000      2,633,600     736,000      611,500
                                                            ----------     ----------   ---------   ----------

Latin America:
  Chile..........................     100.0%        100.0%   2,350,000      1,622,800     492,700      394,100      24.3%
  Mexico.........................      90.3%         90.3%     341,600        233,300           -       63,300      27.1%
  Brazil (Jundiai)...............      46.3%         46.3%      70,200         67,500           -       17,500      25.9%
  Brazil (TV Show Brasil)........     100.0%        100.0%     437,000        306,000           -       19,400       6.3%
  Peru...........................     100.0%        100.0%     140,000         63,900           -        7,800      12.2%
                                                            ----------     ----------   ---------   ----------
       Total.....................                            3,338,800      2,293,500     492,700      502,100
                                                            ----------     ----------   ---------   ----------

TOTAL....................................................   21,083,600     16,684,200   5,398,500    9,212,400
                                                            ==========     ==========   =========    =========
TOTAL BASED ON CONSOLIDATED SYSTEMS (1)..................   17,671,000     13,610,800   4,886,300    7,490,100
                                                            ==========     ==========   =========    =========
TOTAL BASED ON PROPORTIONATE DATA (2)....................   11,830,500      9,168,800   3,045,800    4,533,000
                                                            ==========     ==========   =========    =========

----------------
(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2) Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA - VOICE
                                                                      As of June 30, 2000
                                    ---------------------------------------------------------------------------------------
                                                                           Subscribers                  Lines
                                       United         System     ----------------------------- ----------------------------
                                      Ownership     Ownership     Residential       Business    Residential     Business
                                    -------------- ------------- --------------  ------------- ------------- --------------
UPC:
  The Netherlands................       53.0%         100.0%         130,000          8,500       148,500        21,300
  Austria........................       50.4%          95.0%          67,300          1,100        68,800         3,100
  Hungary........................       52.3%          98.7%          65,100          3,400        67,200         6,600
  France.........................       48.8%          92.0%          24,200              -        24,900           500
  Norway.........................       53.0%         100.0%           7,800            100         8,600         3,000
  Czech Republic.................       53.0%         100.0%           3,600              -         3,600             -
  Spain..........................       27.0%          51.0%           3,500          2,900         3,500         2,900
                                                                     -------         ------       -------        ------
       Total.....................                                    301,500         16,000       325,100        37,400
                                                                     -------         ------       -------        ------
Austar United:
  New Zealand....................       36.2%          50.0%          28,000          1,300        33,000         3,500
  Australia......................       72.3%         100.0%               -              -             -             -
                                                                     -------         ------       -------        ------
       Total.....................                                     28,000          1,300        33,000         3,500
                                                                     -------         ------       -------        ------
VTR:
  Chile..........................      100.0%         100.0%          86,600            700        92,300         1,900
                                                                     -------         ------       -------        ------

TOTAL.........................................................       416,100         18,000       450,400        42,800
                                                                     =======         ======       =======        ======
TOTAL BASED ON CONSOLIDATED SYSTEMS (1).......................       388,100         16,700       417,400        39,300
                                                                     =======         ======       =======        ======
TOTAL BASED ON PROPORTIONATE DATA (2).........................       252,200          8,900       272,300        22,200
                                                                     =======         ======       =======        ======

----------------
(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2) Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA - INTERNET AND CONTENT
                                                                                   As of June 30, 2000
                                                                        ------------------------------------------
                                                                           United        System
INTERNET:                                                                Ownership      Ownership     Subscribers
                                                                        ------------- -------------- -------------
UPC:
  The Netherlands...................................................         53.0%         100.0%         119,300
  Austria...........................................................         50.4%          95.0%          65,600
  Sweden............................................................         53.0%         100.0%          18,500
  Belgium...........................................................         53.0%         100.0%          11,500
  Norway............................................................         53.0%         100.0%           7,200
  France............................................................         48.8%          92.0%           7,000
  Hungary...........................................................         53.0%         100.0%             500
  Germany...........................................................         13.3%          25.0%             200
                                                                                                      -----------
       Total........................................................                                      229,800
                                                                                                      -----------
Austar United:
  New Zealand.......................................................         36.2%          50.0%          36,300
  Australia.........................................................         72.3%         100.0%           8,500
                                                                                                       ----------
       Total........................................................                                       44,800
                                                                                                       ----------
Latin America:
  Chile.............................................................        100.0%         100.0%           2,800
                                                                                                       ----------

TOTAL.............................................................................................        277,400
                                                                                                       ==========
TOTAL BASED ON CONSOLIDATED SYSTEMS (1)...........................................................        240,900
                                                                                                       ==========
TOTAL BASED ON PROPORTIONATE DATA (2).............................................................        141,800
                                                                                                       ==========
CONTENT:
UPC:
  Ireland...........................................................         42.4%          80.0%       3,228,900
  Spain/Portugal....................................................         26.5%          50.0%       1,404,000
  UPCtv.............................................................         53.0%         100.0%       1,799,400
                                                                                                       ----------
       Total........................................................                                    6,432,300
                                                                                                        ---------
Austar United:
  Australia.........................................................         36.2%          50.0%       5,085,000
                                                                                                       ----------
MGM:
  Latin America.....................................................         50.0%          50.0%      10,263,900
                                                                                                       ----------

TOTAL.............................................................................................     21,781,200
                                                                                                       ==========
TOTAL BASED ON CONSOLIDATED SYSTEMS (1)...........................................................      5,028,300
                                                                                                       ==========
TOTAL BASED ON PROPORTIONATE DATA (2).............................................................      9,216,700
                                                                                                       ==========

--------------
(1) Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.
(2) Summation of the operating system data multiplied by our ownership percentage.

RESULTS OF OPERATIONS

REVENUE

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)

     UPC.......................................................     $312,248           $222,181         $619,517         $419,439
     Austar United.............................................       43,518             42,851           88,600           89,195
     VTR.......................................................       41,997             36,619           82,689           72,243
     Other Latin America.......................................        1,487              1,861            3,189            3,814
     Other.....................................................            -                 25                -               52
                                                                    --------           --------         --------         --------
          Total revenue........................................     $399,250           $303,537         $793,995         $584,743
                                                                    ========           ========         ========         ========

Revenue increased $95.7 million, or 31.5%, for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, and increased $209.3 million, or 35.8% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, the detail of which is as follows:

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)
     UPC revenue:
       Video...................................................       $186,836         $158,758          $377,601         $308,025
       Voice...................................................         82,874           42,309           160,356           74,811
       Internet................................................         37,960           18,109            70,699           31,378
       Content.................................................          2,861            1,352             4,830            2,305
       Other...................................................          1,717            1,653             6,031            2,920
                                                                      --------         --------          --------         --------
            Total UPC revenue..................................       $312,248         $222,181          $619,517         $419,439
                                                                      ========         ========          ========         ========
            Total UPC revenue in euros.........................    euro357,493      euro237,989       euro690,941      euro437,589
                                                                   ===========      ===========       ===========      ===========

     Austar United revenue:
       Video...................................................       $ 37,469         $ 41,688          $ 75,948         $ 83,381
       Voice...................................................            751                -             1,624            3,166
       Internet................................................          2,593              421             5,626            1,307
       Content.................................................          2,636                -             5,226                -
       Other...................................................             69              742               176            1,341
                                                                      --------         --------          --------        ---------
            Total Austar United revenue .......................       $ 43,518         $ 42,851          $ 88,600         $ 89,195
                                                                      ========         ========          ========        =========
            Total Austar United revenue in A$..................       A$84,806         A$72,538         A$170,134        A$145,841
                                                                      ========         ========         =========        =========

     VTR revenue:
       Video...................................................       $ 27,080         $ 29,236          $ 54,667         $ 58,188
       Voice...................................................         13,524            7,248            25,727           13,813
       Internet................................................          1,393              135             2,295              242
                                                                      --------         --------          --------         --------
            Total VTR revenue..................................       $ 41,997         $ 36,619          $ 82,689         $ 72,243
                                                                      ========         ========          ========         ========
            Total VTR revenue in Chilean pesos.................   CP25,470,051     CP19,032,426      CP48,830,864     CP37,291,879
                                                                  ============     ============      ============     ============

Revenue for UPC in U.S. dollar terms increased $90.0 million, or 40.5%, from $222.2 million for the three months ended June 30, 2000 to $312.2 million for the three months ended June 30, 2001, despite a 6.9% devaluation of the euro to the U.S. dollar from period to period. Revenue for UPC in U.S. dollar terms increased $200.1 million, or 47.7%, from $419.4 million for the six months ended June 30, 2000 to $619.5 million for the six months ended June 30, 2001, despite an 8.1% devaluation of the euro to the U.S. dollar from period to period. On a functional currency basis, UPC's revenue increased euro119.5 million, or 50.2%, from euro238.0 million for the three months ended June 30, 2000 to euro357.5 million for the three months ended June 30, 2001. UPC's revenue increased euro253.3 million, or 57.9%, from euro437.6 million for the six months ended June 30, 2000 to euro690.9 million for the six months ended June 30, 2001. Video revenue accounted for euro43.8 and euro99.8 million of this increase for the three and six months ended June 30, 2001, respectively, primarily due to organic subscriber growth, increases in average revenue per subscriber and new revenue from UPC's acquisition of K&T (The Netherlands), which we included in our consolidated results effective March 31, 2000, and the acquisition of EWT (Germany), which we included in our consolidated results effective October 1, 2000. UPC will deconsolidate the results of EWT following closing of the transaction with PrimaCom, which is expected to occur by the end of 2001. Video revenue also increased due to the launch of DTH services in Hungary, Czech Republic and the Slovak Republic, leveraging off UPC's existing DTH platform in Poland. UPC will deconsolidate the results of its DTH operations in Poland upon closure of the recently announced transaction with Canal+. Voice revenue accounted for euro49.6 and euro100.8 million of the total increase in revenue for the three and six months ended June 30, 2001, respectively, primarily due to the acquisition of Cignal, and to a lesser extent organic subscriber growth (421,000 subscribers at June 30, 2001 compared to 317,500 subscribers at June 30, 2000). The increase in Internet revenue for the three and six months ended June 30, 2001 compared to the same periods in the prior year was primarily due to organic subscriber growth in Internet access services (477,400 subscribers at June 30, 2001 compared to 229,800 subscribers at June 30, 2000).

Revenue for Austar United increased A$12.3 million, or 17.0%, from A$72.5 ($42.9) million for the three months ended June 30, 2000 to A$84.8 ($43.5) million for the three months ended June 30, 2001. Revenue for Austar United increased A$24.3 million, or 16.7% from A$145.8 ($89.2) million for the six months ended June 30, 2000 to A$170.1 ($88.6) million for the six months ended June 30, 2001. Video revenue accounted for A$2.4 and A$9.3 million of this increase for the three and six months ended June 30, 2001, respectively, due to organic subscriber growth (432,200 subscribers at June 30, 2001 compared to 406,300 subscribers at June 30, 2000) offset by a reduction in the average monthly revenue per video subscriber from A$56.71 ($33.49) and A$55.35 ($33.66) for the three and six months ended June 30, 2000, respectively, to A$54.87 ($28.16) and A$54.80 ($28.54) for the three and six months ended June 30, 2001, respectively, due to lower premium revenues in the current periods. The remaining increase was due to the launch of wireless data services in late first quarter 2000, the launch of Austar United's mobile telephony business in the third quarter 2000 and revenue from TVSN, a national shopping channel in Australia and New Zealand, acquired in October 2000.

Revenue for VTR in U.S. dollar terms increased $5.4 million, or 14.8%, from $36.6 million for the three months ended June 30, 2000 to $42.0 million for the three months ended June 30, 2001, despite a 16.6% devaluation of the Chilean peso to the U.S. dollar from period to period. Revenue for VTR increased $10.5 million, or 14.5% from $72.2 million for the six months ended June 30, 2000 to $82.7 million for the six months ended June 30, 2001, despite a 14.4% devaluation of the Chilean peso to the U.S. dollar from period to period. Voice revenue accounted for $6.3 and $11.9 million of this increase for the three and six months ended June 30, 2001, respectively, primarily due to telephone subscriber growth (157,200 subscribers at June 30, 2001 compared to 87,300 subscribers at June 30, 2000), as well as an increase in the average monthly revenue per telephone subscriber from CP14,397 and CP14,992 for the three and six months ended June 30, 2000 to CP16,554 and CP16,350 for the three and six months ended June 30, 2001. Video revenue for the three and six months ended June 30, 2001 compared to the prior periods decreased slightly on a U.S. dollar basis, despite a 11.2% increase in the number of video subscribers from 394,100 subscribers as of June 30, 2000 to 438,400 subscribers as of June 30, 2001, due to the weakening Chilean peso. Average monthly revenue per video subscriber remained flat on a functional currency basis.

ADJUSTED EBITDA (1)

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)
     UPC.......................................................     $(47,487)        $(72,826)         $(102,771)       $(130,568)
     Austar United.............................................      (13,660)          (9,843)           (25,742)         (13,892)
     VTR.......................................................        7,505            3,614             10,626            8,738
     Corporate.................................................       (5,284)          (3,764)           (12,252)          (6,691)
     Eliminations and other....................................         (841)           1,643               (718)           5,211
                                                                    --------         --------          ---------        ---------
          Total Adjusted EBITDA................................     $(59,767)        $(81,176)         $(130,857)       $(137,202)
                                                                    ========         ========          =========        =========

     -----------------
(1) Adjusted EBITDA represents net operating earnings before depreciation, amortization and stock-based compensation charges. Stock-based compensation charges result from variable plan accounting of our subsidiaries' regular and phantom stock option plans and are generally non-cash charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or
     liquidity  under  generally  accepted  accounting  principles,   or  as  an
     indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

Adjusted EBITDA increased $21.4 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, and increased $6.3 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, the detail of which is as follows:

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)
      UPC Adjusted EBITDA:
       Video...................................................     $ 62,157          $ 55,083         $ 115,555         $ 102,500
       Voice...................................................      (29,927)          (29,080)          (55,023)          (49,024)
       Internet................................................      (22,591)          (48,495)          (48,448)          (87,475)
       Content.................................................      (22,363)          (23,653)          (47,419)          (45,950)
       Corporate and other.....................................      (34,763)          (26,681)          (67,436)          (50,619)
                                                                    --------          --------         ---------         ---------
            Total UPC Adjusted EBITDA..........................     $(47,487)         $(72,826)        $(102,771)        $(130,568)
                                                                    ========          ========         =========         =========
            Total UPC Adjusted EBITDA in euros.................  euro(54,368)      euro(78,020)     euro(115,176)     euro(135,425)
                                                                 ===========       ===========      ============      ============
     Austar United Adjusted EBITDA:
       Video...................................................     $ (4,648)         $ (1,635)        $  (8,017)        $    (696)
       Voice...................................................         (223)              (89)             (965)             (483)
       Internet................................................       (5,530)           (5,143)          (10,995)           (6,616)
       Content.................................................       (2,438)                -            (3,974)                -
       Management fees and other...............................         (821)           (2,976)           (1,791)           (6,097)
                                                                    --------          --------         ---------         ---------
            Total Austar United Adjusted EBITDA................     $(13,660)         $ (9,843)        $ (25,742)        $ (13,892)
                                                                    ========          ========         =========         =========
            Total Austar United Adjusted ABITDA in A$..........    A$(26,622)        A$(16,568)        A$(49,489)        A$(23,032)
                                                                   =========         =========         =========         =========
     VTR Adjusted EBITDA:
       Video...................................................     $ 11,107          $ 10,722         $  19,828         $  19,887
       Voice...................................................       (3,721)           (4,002)           (5,784)           (5,692)
       Internet................................................         (886)             (804)           (1,880)             (929)
       Management fees and other...............................        1,005            (2,302)           (1,538)           (4,528)
                                                                    --------          --------         ---------         ---------
            Total VTR Adjusted EBITDA..........................     $  7,505          $  3,614         $  10,626         $   8,738
                                                                    ========          ========         =========         =========
            Total VTR Adjusted EBITDA in Chilean pesos.........  CP4,155,107       CP3,139,337       CP7,446,387       CP7,143,157
                                                                 ===========       ===========       ===========       ===========

Adjusted EBITDA for UPC in U.S. dollar terms increased $25.3 million, from negative $72.8 million for the three months ended June 30, 2000 to negative $47.5 million for the three months ended June 30, 2001. Adjusted EBITDA for UPC increased $27.8 million, from negative $130.6 million for the six months ended June 30, 2000 to negative $102.8 million for the six months ended June 30, 2001. On a functional currency basis, UPC's Adjusted EBITDA increased euro23.6 million from negative euro78.0 million for the three months ended June 30, 2000 to negative euro54.4 million for the three months ended June 30, 2001. UPC's Adjusted EBITDA increased euro20.2 million, from negative euro135.4 million for the six months ended June 30, 2000 to negative euro115.2 million for the six months ended June 30, 2001. Video Adjusted EBITDA accounted for euro12.2 and euro23.2 million of this increase for the three and six months ended June 30, 2001, respectively, primarily due to the acquisitions of K&T and EWT. UPC will deconsolidate the results of EWT following the closing of the transaction with PrimaCom, which is expected to close by the end of 2001. The increase in Video Adjusted EBITDA was partially offset by a decrease in DTH related to increased expenses in Poland relating to start-up costs for the launch of DTH in Hungary, Czech Republic and the Slovak Republic in the second half of 2000. UPC will deconsolidate the results of its DTH operations in Poland upon closure of the recently announced transaction with Canal+. The decrease in UPC's Adjusted EBITDA from its voice business for the three and six months ended June 30, 2001 compared to the same periods in the prior year was primarily due to the acquisition of Cignal and associated costs for the development and launch of products within new markets, offset by achieving certain economies of scale in the cable telephony business, lower start-up costs and cost savings achieved from continued integration and restructuring of operations. The increase in UPC's Adjusted EBITDA from its Internet business for the three and six months ended June 30, 2001 compared to the same periods in the prior year was primarily due to achieving certain economies of scale in its Internet access business, in addition to lower start-up costs and cost savings from continued integration and restructuring of operations. UPC's Adjusted EBITDA from its content business remained flat for the three and six months ended June 30, 2001 primarily due to costs related to the development of UPC's channel business, UPCtv, as well as costs related to the launch of certain sports channels in Central and Eastern Europe. The decrease in UPC's corporate and other Adjusted EBITDA for the three and six months ended June 30, 2001 was primarily due to costs incurred for the development of UPC's digital set-top computer, as well as investigation of new technologies such as near video-on-demand and voice-over IP telephony. UPC also continued to incur system costs for the development and rollout of UPC's pan-European financial and customer care systems.

Adjusted EBITDA for Austar United decreased A$10.0 million, from negative A$16.6 ($9.8) million for the three months ended June 30, 2000 to negative A$26.6 ($13.7) million for the three months ended June 30, 2001. Adjusted EBITDA for Austar United decreased A$26.5 million, from negative A$23.0 ($13.9) million for the six months ended June 30, 2000 to negative A$49.5 ($25.7) million for the six months ended June 30, 2001. This decrease was primarily due to development and start-up costs associated with the launch of Austar United's Internet business, data services business and mobile telephony business. Adjusted EBITDA from its video business decreased for the six months ended June 30, 2001 compared to June 30, 2000 primarily due to an incremental increase in programming costs totaling A$7.7 million, as the Australian dollar continued to weaken during the period, as well as continued strong marketing efforts to add subscribers.

Adjusted EBITDA for VTR in U.S. dollar terms increased $3.9 and $1.9 million for the three and six months ended June 30, 2001, respectively, compared to the prior periods, primarily due to a reduction in the amount of management fees charged to VTR by us. On a functional currency basis, before management fees, VTR's Adjusted EBITDA increased CP1,015.8 million from CP3,139.3 million for the three months ended June 30, 2000 to CP4,155.1 million for the three months ended June 30, 2001. VTR's Adjusted EBITDA increased CP303.2 million from CP7,143.2 million for the six months ended June 30, 2000 to CP7,446.4 million for the six months ended June 30, 2001. Video Adjusted EBITDA accounted for CP1,404.8 and CP1,489.4 million of the total increase for the three and six months ended June 30, 2001, respectively, which represents a percentage increase in video Adjusted EBITDA of 24.7% and 14.0%, respectively. These increases were offset by increasing negative Adjusted EBITDA from VTR's telephone and Internet businesses. Although revenues from these businesses increased significantly from the comparable period in 2000, development expenses of these new businesses continued to exist. We expect these operating and selling, general and administrative expenses as a percentage of revenue to decline in future periods because development costs in general will taper off and certain costs have already been incurred and are fixed in relation to subscriber volumes.

STOCK-BASED COMPENSATION

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)
     UPC and subsidiaries......................................      $(8,135)         $(74,171)         $(7,158)         $(22,745)
     Austar United.............................................        1,128             2,259            3,194             4,718
     ULA.......................................................          291            (4,139)            (702)           10,436
     VTR.......................................................          626             6,905            1,798             6,905
                                                                     -------          --------          -------          --------
          Total stock-based compensation expense (credit)......      $(6,090)         $(69,146)         $(2,868)         $   (686)
                                                                     =======          ========          =======          ========

Stock-based compensation credit (included in selling, general and administrative expense) decreased $63.1 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000, and increased $2.2 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Stock-based compensation expense (credit) is recorded as a result of applying variable-plan accounting to our subsidiaries' stock-based compensation plans. These plans include the UPC phantom stock option plan, the chello phantom stock option plan, the Priority Telecom stock option plan, the Austar United stock option plan, the ULA phantom stock option plan and the VTR phantom stock option plan. Under variable-plan accounting, increases in the fair market value of these vested options result in non-cash compensation charges to the statement of operations, while decreases in the fair market value to these vested options will cause a reversal of previous charges taken.

DEPRECIATION  AND  AMORTIZATION

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)
     Europe....................................................      $227,410         $148,569          $453,341          $277,735
     Asia/Pacific..............................................        29,402           24,770            60,076            54,798
     Latin America.............................................        19,949           12,969            34,089            25,492
     Corporate and other.......................................           371              371               740               752
                                                                     --------         --------          --------          --------
          Total depreciation and amortization expense..........      $277,132         $186,679          $548,246          $358,777
                                                                     ========         ========          ========          ========

Depreciation and amortization expense increased $90.4 and $189.4 million for the three and six months ended June 30, 2001, respectively, compared to the prior periods. On a functional currency basis, UPC's depreciation and amortization expense increased euro101.2 million from euro159.2 million for the three months ended June 30, 2000 to euro260.4 million for the three months ended June 30, 2001. UPC's depreciation and amortization expense increased euro215.6 million from euro289.9 million for the six months ended June 30, 2000 to euro505.5 million for the six months ended June 30, 2001. The increase resulted primarily from amortization of goodwill created in connection with acquisitions in 2000, as well as additional depreciation related to additional capital expenditures to upgrade the network in UPC's Western European systems and new-build for developing systems.

IMPAIRMENT CHARGE

During the second quarter of 2001, UPC identified indicators of possible impairment of long-lived assets, principally IRUs and related goodwill within its subsidiary, Priority Telecom. Such indicators included declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition would be used within Priority Telecom. Reduced levels of private equity funding activity for CLEC businesses and plans by UPC to obtain financing for Priority Telecom in the second half of 2001 contributed to changes in UPC's strategic plans for how certain assets acquired through the Cignal transaction would be used within Priority Telecom. The changes in strategic plans included a decision to phase-out the legacy international wholesale voice operations of Cignal. When UPC and Priority Telecom reached an agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration to be paid for Cignal and the subsequent allocation of the purchase price. This allocation was completed by an independent third party in November 2000. In the second quarter of 2001, using the strategic plan prepared for the contemplated financing, an impairment assessment test and measurement in accordance with SFAS No. 121 was completed, resulting in the recording of a write-down of tangible assets and related goodwill of euro300.0 ($262.0) million.

INTEREST INCOME

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)
     Europe....................................................      $10,356          $ 9,291            $24,874          $22,507
     Asia/Pacific..............................................        1,646            5,377              3,191            8,749
     Latin America.............................................          484              236                718              436
     Corporate and other.......................................       13,309           19,539             28,239           38,098
                                                                     -------          -------            -------          -------
       Total interest income...................................      $25,795          $34,443            $57,022          $69,790
                                                                     =======          =======            =======          =======

Interest income decreased $8.6 and $12.8 million for the three and six months ended June 30, 2001, respectively, compared to the prior periods, primarily due to lower cash and short-term investment balances in most of our operating systems.

INTEREST EXPENSE

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)
     Europe....................................................     $(215,829)       $(157,273)        $(416,915)        $(296,015)
     Asia/Pacific..............................................       (21,148)         (19,670)          (44,207)          (38,969)
     Latin America.............................................        (5,890)         (11,096)          (11,525)          (15,360)
     Corporate and other.......................................       (37,703)         (34,026)          (74,400)          (67,147)
                                                                    ---------        ---------         ---------         ---------
          Total interest expense...............................     $(280,570)       $(222,065)        $(547,047)        $(417,491)
                                                                    =========        =========         =========         =========

Interest expense increased $58.5 million for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 and increased $129.6 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, the detail of which is as follows:

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)
     Cash Pay:
       UPC senior notes........................................     $ (63,689)       $ (60,552)        $(130,174)        $(131,544)
       UPC bank facilities.....................................       (72,994)         (26,216)         (141,661)          (37,863)
       UPC other...............................................             -          (11,885)                -           (12,625)
       UAP discount notes......................................        (8,625)               -            (8,625)                -
       VTR bank facility.......................................        (3,941)          (8,388)           (7,774)          (10,858)
       Austar bank facility....................................        (3,549)          (4,380)           (9,567)           (8,665)
       Other Latin America.....................................        (1,067)          (1,846)           (1,712)           (2,785)
                                                                    ---------        ---------         ---------         ---------
                                                                     (153,865)        (113,267)         (299,513)         (204,340)
                                                                    ---------        ---------         ---------         ---------
     Non Cash:
       UPC senior discount notes accretion.....................       (59,542)         (52,325)         (117,505)         (101,034)
       United senior discount notes accretion..................       (36,872)         (33,198)          (72,738)          (65,492)
       UAP discount notes accretion............................        (8,171)         (14,440)          (24,402)          (28,391)
       Amortization of deferred financing costs................       (17,448)          (6,803)          (28,061)          (13,145)
       Exchangeable loan.......................................        (4,524)               -            (4,524)                -
       Other...................................................          (148)          (2,032)             (304)           (5,089)
                                                                    ---------        ---------         ---------         ---------
                                                                     (126,705)        (108,798)         (247,534)         (213,151)
                                                                    ---------        ---------         ---------         ---------
            Total interest expense.............................     $(280,570)       $(222,065)        $(547,047)        $(417,491)
                                                                    =========        =========         =========         =========

FOREIGN CURRENCY EXCHANGE LOSS

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)
     Europe....................................................     $ (46,683)        $(44,108)        $ (90,749)        $(114,775)
     Asia/Pacific..............................................         5,215             (127)            1,580            (1,072)
     Latin America.............................................       (82,066)         (16,989)         (125,368)           (8,263)
                                                                    ---------         --------         ---------         ---------
          Total foreign currency exchange loss, net............     $(123,534)        $(61,224)        $(214,537)        $(124,110)
                                                                    =========         ========         =========         =========

Foreign currency exchange loss increased $62.3 and $90.4 million for the three and six months ended June 30, 2001, respectively, compared to the prior periods, primarily due to the strengthening of the U.S. dollar to the euro, the Australian dollar and the Chilean peso during the three and six months ended June 30, 2001 compared to the same periods in the prior year, as well as a loss of $77.0 million related to our entering into foreign currency exchange forward contracts during the six months ended June 30, 2001 to reduce our currency exposure to the euro relating to the future transaction with Liberty Media
Corporation, offset by a mark-to-market gain of $41.1 million from UPC's cross-currency swaps for the six months ended June 30, 2001.

PROCEEDS FROM LITIGATION SETTLEMENT

In May 2001,  the United States  Supreme Court affirmed the decision of the 10th
Circuit U.S. Court of Appeals, which in April 2000 found in favor of us in our lawsuit against Wharf Holdings Limited. The lawsuit consisted of our claims of fraud, breach of fiduciary duty, breach of contract and negligent misrepresentation related to Wharf's grant to us in 1992 of an option to purchase a 10.0% equity interest in Wharf's cable television franchise in Hong Kong. The Court's decision affirms the 1997 U.S. District Court judgment in our favor, which, together with accrued interest, totaled gross and net proceeds of approximately $196.4 and $190.2 million, respectively.

MINORITY INTERESTS IN SUBSIDIARIES

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)
     UPC.......................................................      $     -          $161,379          $ 54,050          $377,734
     Other Europe..............................................       50,508             1,406            67,869             2,378
     Austar United.............................................       12,519            11,623            26,820            21,230
     Other Asia/Pacific........................................        1,267                 -             2,642                 -
     Latin America.............................................            -                60                 -               235
                                                                     -------          --------          --------          --------
          Total minority interests in subsidiaries.............      $64,294          $174,468          $151,381          $401,577
                                                                     =======          ========          ========          ========

The minority interests' share of losses decreased $110.2 and $250.2 million for the three and six months ended June 30, 2001, respectively, compared to the prior periods, primarily due to the reduction of the minority interests' basis in the common equity of UPC to nil in January 2001. We can no longer allocate a portion of UPC's net losses to the minority shareholders. We will consolidate 100% of the net losses of UPC until such time as the preference shareholders convert their holdings into common equity.

SHARE IN RESULTS OF AFFILIATES

                                                                         Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                  ------------------------------     -------------------------------
                                                                      2001             2000              2001              2000
                                                                  -------------     ------------     -------------     -------------
                                                                                           (In thousands)
     Europe....................................................     $(13,935)         $ (9,188)        $(56,412)         $(30,153)
     Asia/Pacific..............................................       (8,089)           (4,055)         (13,820)           (4,530)
     Latin America.............................................         (275)           (1,178)            (257)           (1,997)
                                                                    --------          --------         --------          --------
          Total share in results of affiliates.................     $(22,299)         $(14,421)        $(70,489)         $(36,680)
                                                                    ========          ========         ========          ========

Our share in results of affiliates increased $7.9 and $33.8 million for the three and six months ended June 30, 2001, respectively, compared to the same periods in the prior year, primarily due to the recognition of increased losses for TelstraSaturn, SBS, PrimaCom and Tevel.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES

We have financed our acquisitions and funding of our video, voice, Internet and content businesses in the three main regions of the world in which we operate primarily through public and private debt and equity as well as cash received from the sale of non-strategic assets by certain subsidiaries. These resources have also been used to refinance certain debt instruments and facilities as well as to cover corporate overhead. The following table outlines the sources and uses of cash, cash equivalents, restricted cash and short-term liquid investments (for purposes of this table only, "cash") for United (parent only) from inception to date:

                                                                                             Six Months
                                                                           Inception to         Ended
                                                                        December 31, 2000   June 30, 2001      Total
                                                                        -----------------   -------------   ------------
                                                                                            (In millions)
     United (Parent Only)
     --------------------
     Financing Sources:
       Gross bond proceeds...........................................       $1,347.0           $    -         $1,347.0
       Gross equity proceeds.........................................        1,697.4              0.3          1,697.7
       Asset sales, dividends and note payments......................          369.9                -            369.9
       Interest income and other.....................................          181.5             24.4            205.9
                                                                            --------           ------         --------
            Total sources............................................        3,595.8             24.7          3,620.5
                                                                            --------           ------         --------
     Application of Funds:
       Investment in:
         UPC.........................................................         (717.8)               -           (717.8)
         Asia/Pacific................................................         (320.3)          (101.6)          (421.9)
         ULA.........................................................       (1,049.3)          (357.0)(1)     (1,406.3)
         Other.......................................................          (44.5)            (0.7)           (45.2)
                                                                            --------           ------         --------
            Total....................................................       (2,131.9)          (459.3)        (2,591.2)
       Repayment of bonds............................................         (532.1)               -           (532.1)
       Offering costs................................................         (102.2)               -           (102.2)
       Litigation settlement.........................................              -            184.5            184.5
       Corporate equipment and development...........................          (31.0)               -            (31.0)
       Corporate overhead and other..................................         (166.0)           (25.9)          (191.9)
                                                                            --------           ------         --------
            Total uses...............................................       (2,963.2)          (300.7)        (3,263.9)
                                                                            ----------         ------         --------
       Period change in cash.........................................          632.6           (276.0)           356.6
       Cash, beginning of period.....................................              -            632.6                -
                                                                            --------           ------         --------
       Cash, end of period...........................................       $  632.6           $356.6            356.6
                                                                            ========           ======         --------
     United's Subsidiaries
     ---------------------
     Cash, end of period:
       UPC...........................................................                                            929.2
       Asia/Pacific..................................................                                            130.1
       ULA...........................................................                                             19.6
       Other.........................................................                                              8.0
                                                                                                              --------
            Total United's subsidiaries..............................                                          1,086.9
                                                                                                              --------
            Total consolidated cash, cash equivalents, restricted
              cash and short-term liquid investments.................                                         $1,443.5
                                                                                                              ========

     ---------------------
     (1)  Includes loans to Liberty totaling $267.6 million.

UNITED PARENT. We had $356.6 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of June 30, 2001. In May 2001, we announced our agreement with Liberty pursuant to which Liberty will, among other things, invest approximately $543.2 million in a newly formed holding company of which we will become a subsidiary. This transaction is expected to close by the end of October 2001. Uses of cash in the next year will include completion of the acquisition of Liberty's Latin American assets (approximately $200.0 million) and continued funding to the Latin America region to meet the existing growth plans of our systems. In the normal course of business from time to time we and/or our shareholders may make purchases of our outstanding equity and debt securities on the open market or in negotiated transactions. We believe that our existing capital resources will enable us to assist in satisfying the operating and development requirements of our subsidiaries and to cover corporate overhead for the next year. To the extent we pursue new acquisitions or development opportunities, we will need to raise additional capital or seek strategic partners. As we do not currently generate positive operating cash flow, our ability to repay our long-term obligations will be dependent on developing one or more additional sources of cash.

In April 1999, we sold $355.0 million principal amount of our senior discount notes for net proceeds of $208.9 million to a small group of institutions. As part of the original distribution arrangement for the United 1999 Notes, we agreed to assist the group in reselling the United 1999 Notes and to pay them the difference if the notes were sold for less than the price the institutions paid plus the then additional accreted value and they agreed in turn to pay us the difference if the notes were resold for a greater price than the institutions paid plus the then additional accreted value. As of June 30, 2001, the accreted value of the United 1999 Notes was $263.1 million; the current market value is substantially less than the accreted value. In May 2001, we agreed to modifications of these distribution arrangements that provide, among other things, that: (1) the resale of United 1999 Notes will not occur before May 23, 2002, except in certain circimstances, (2) we or New United (the new holding company of which we will become a subsidiary in connection with its transaction with Liberty) will deposit and maintain up to $150.0 million in an account with one of the institutions that holds the United 1999 Notes, and (3) New United and certain of its subsidiaries will also guarantee our obligations under the United 1999 Notes and our obligations to pay the institutions the difference if the United 1999 Notes are sold for less than the price the institutions paid plus the then accreted value. We are currently in the process of negotiating the additional documents to further implement these modifications.

UPC. UPC had $929.2 million in cash, cash equivalents, restricted cash and short-term liquid investments on hand as of June 30, 2001. UPC also had borrowing capacity at UPC corporate and at the operating system level. UPC intends to continue to access the same sources of capital that it accessed in 1999 and 2000, as well as other less traditional sources, including vendor financing, equity partners in some of UPC's assets and leasing structures. UPC may also obtain funds from the sale of assets. UPC believes its access to sources of capital will be sufficient to satisfy future cash requirements into the second quarter of 2003, although there can be no assurance that this will occur.

UPC's shares trade on both the Nasdaq National Stock Market and the Euronext Amsterdam ("Euronext"). Under one of the Euronext's policies, developed under its listing rules, companies with a negative equity book value are classified in a specific trading category the "strafbankje". UPC expects to have negative equity during the second half of 2001 unless transactions take place to increase UPC's equity base. Classification in the "strafbankje" may ultimately result in UPC's exclusion from the Euronext index.

ASIA/PACIFIC. Asia/Pacific had $130.1 million of cash, cash equivalents and short-term liquid investments on hand as of June 30, 2001. We believe Austar United's working capital and projected operating cash flow as of June 30, 2001 are sufficient to fund Austar United's operations and meet Austar United's budgeted capital expenditure requirements through the remainder of 2001. We expect Austar United to continue to incur operating losses in the near future primarily as a result of increased programming costs due to the weakness of the Australian dollar to the U.S. dollar, as well as the continued introduction of new services such as telephone and Internet. We cannot be assured that Austar United will be able to generate enough growth in its video, telephone and Internet businesses to achieve consolidated operating profitability and positive operating cash flows. Austar United intends to refinance its A$400.0 ($204.1) million Austar Bank Facility by the end of 2001. If Austar United is unable to refinance this facility, it is likely that certain of the financial covenants required by the facility will not be met as of December 31, 2001, resulting in the debt becoming due and payable in the first quarter of 2002. If the debt becomes due and payable, Austar United may need to negotiate a waiver of the financial covenants, sell assets or obtain funding from external sources to repay this amount and continue to pay its other liabilities when due. We cannot be assured that Austar United will be successful in obtaining a waiver of financial covenants or be successful in renegotiating or otherwise refinancing this facility. If the Austar Bank Facility indebtedness is accelerated, the acceleration will also constitute an event of default under UAP's Senior Discount Notes and the holders of the UAP Notes will have the remedies discussed below.

UAP's Senior Discount Notes began to accrue interest on a cash-pay basis May 15, 2001, with the first payment of $34.5 million due November 15, 2001. UAP does not have enough cash to make this interest payment and is considering various alternatives, including securing additional investments to fund the payment or refinancing of the UAP Notes. Although UAP has historically received financial support from us, under current circumstances UAP cannot be assured that we or any other investor will provide the funds needed.

If UAP does not make the interest payment on November 15, 2001, the holders of the UAP Notes will have various remedies. If a failure to pay continues for a period of 30 days or more, the trustee under the Indenture governing the UAP Notes, on its own initiative or at the request of the holders of the UAP Notes, can declare the entire unpaid principal of the UAP Notes to be due and payable (which at such time would be approximately $492.9 million). Based upon the current market value of UAP's assets, their liquidation would be insufficient to pay the principal and premium on the UAP Notes. The trustee, either independently or at the request of the UAP Note holders, could initiate bankruptcy proceedings against UAP, sue to recover the amount of the UAP Notes or take any other action available to creditors.

As required under Australian regulatory rules, Austar United's auditors (Arthur Andersen) have reviewed Austar United's June 30, 2001 mid-year report in accordance with Australian standards. Austar's auditors have included a going concern modification in their report on the June 30, 2001 accounts of Austar
United. Their report states that "there is uncertainty as to whether Austar United and the group will be able to obtain the funding it requires in order to enable it to continue to operate as a going concern and, therefore, whether it will realize it assets and extinguish its liabilities in the normal course of
business  and  at  the  amounts  stated  in  the  financial   statements."

The accompanying financial statements have been prepared assuming that UAP will continue as a going concern. UAP cannot be assured that it will be successful in obtaining all of its anticipated funding needs or avoiding defaults under its existing debt agreements. UAP has suffered recurring losses and projects continuing negative cash flows from operations. These matters raise substantial doubt about UAP's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should UAP be unable to continue as a going concern.

ULA. ULA had $19.6 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of June 30, 2001. Because the VTR bank facility is fully drawn, VTR needs approximately $62.5 million from us to meet its capital expenditure requirements through the remainder of 2001. VTR intends to refinance its $176.0 million VTR Bank Facility by the end of first quarter 2002. If VTR is unable to refinance this facility, it will become due and payable on April 29, 2002. VTR may need to sell assets or obtain funding from external sources to repay this amount when due. We cannot be assured that VTR will be successful in obtaining the funds necessary to repay this facility. Our other existing systems in Latin America need approximately $17.3 million from us through the remainder of 2001 to continue their development. To the extent ULA pursues additional acquisitions or development opportunities, ULA will need to raise additional capital or seek strategic partners.

STATEMENTS OF CASH FLOWS

We had cash and cash equivalents of $1,119.9 million as of June 30, 2001, a decrease of $756.9 million from $1,876.8 million as of December 31, 2000. Cash and cash equivalents of $969.4 million as of June 30, 2000 represented a decrease of $956.5 million from $1,925.9 million as of December 31, 1999.

                                                                      Six Months Ended
                                                                           June 30,
                                                                -----------------------------
                                                                    2001            2000
                                                                -------------   -------------
                                                                       (In thousands)
     Cash flows from operating activities....................    $ (390,749)     $ (226,005)
     Cash flows from investing activities....................      (721,320)     (2,807,839)
     Cash flows from financing activities....................       458,849       2,192,946
     Effect of exchange rates on cash........................      (103,697)       (115,650)
                                                                 ----------      ----------
     Net increase in cash and cash equivalents...............      (756,917)       (956,548)
     Cash and cash equivalents at beginning of period........     1,876,828       1,925,915
                                                                 ----------      ----------
     Cash and cash equivalents at end of period..............    $1,119,911      $  969,367
                                                                 ==========      ==========

SIX MONTHS ENDED JUNE 30, 2001

The principle source of cash during the six months ended June 30, 2001 was proceeds from UPC's Exchangeable Loan of $856.8 million. Additional sources of cash included $306.4 million of borrowings on the UPC Bank Facility, $120.4 million of net proceeds from the sale of short-term liquid investments, $3.0 million from the exercise of stock options and $9.0 million from affiliate dividends and other investing and financing sources.

Principal uses of cash during the six months ended June 30, 2001 included $699.2 million for the repayment of debt, $416.2 million of capital expenditures, $274.0 million in loans to Liberty and other affiliates and $103.7 million negative exchange rate effect on cash. Additional uses of cash included $91.7 million cash put on deposit as collateral for our forward foreign exchange contracts and for the VTR Bank Facility, $44.2 million for investments in affiliates, $24.2 million for new acquisitions, $8.6 million for deferred financing costs and $390.7 million for operating activities.

SIX MONTHS ENDED JUNE 30, 2000

Principal sources of cash during the six months ended June 30, 2000 included $1,612.2 million in proceeds from the issuance of senior notes and senior discount notes by UPC and $940.1 million of borrowings on various subsidiary facilities, primarily at UPC. Additional sources of cash included net proceeds of $102.4 million from Austar United's second public offering of common equity securities, $10.6 million from the exercise of stock options and $35.9 million from affiliate dividends and other investing and financing sources.

Principal uses of cash during the six months ended June 30, 2000 included $1,006.0 million for the acquisition of the K&T Group in The Netherlands, $352.2 million for other acquisitions, $633.6 million of capital expenditures, $530.7 million of net cash invested in short-term liquid investments, $416.1 million for repayments of debt, $160.6 million for an additional investment in SBS, $122.1 million for shares in Primacom, $38.6 million of other investments in affiliates, $115.7 million negative exchange rate effect on cash, $56.3 million for deferred financing costs and $225.8 million for operating activities and other investing and financing uses.

CONSOLIDATED CAPITAL EXPENDITURES

In recent years we have been upgrading our existing cable television system infrastructure and constructing our new-build infrastructure with two-way high-speed capacity technology to support digital video, telephone and Internet access services. Capital expenditures for the upgrade and new-build construction can be reduced at our discretion, although such reductions require lead time in order to complete work in progress and can result in higher total costs of construction. In addition to the network infrastructure and related equipment and capital resources described above, development of UPC's newer businesses such as chello broadband, Priority Telecom, its digital distribution platform and DTH require capital expenditures. In addition, expansion into Central Europe, construction and development of UPC's pan-European distribution and programming facilities, network operating center and related support systems require capital expenditures.

RESTRICTIONS UNDER INDENTURES

Our subsidiaries, unless designated as "unrestricted subsidiaries", are restricted by the covenants in our indentures dated February 5, 1998 and April 29, 1999. Our indentures place certain limitations on our subsidiaries from borrowing money, paying dividends or repurchasing stock, making investments, creating certain liens, engaging in certain transactions with affiliates, and selling certain assets or merging with or into other companies. These indentures generally place limitations on the additional amount of debt that our subsidiaries may borrow, preferred shares that they may issue, and the amount and type of investments our subsidiaries may make. Furthermore, UPC's activities are restricted by the covenants under UPC's indentures dated July 30, 1999, October 29, 1999 and January 20, 2000 and UAP's activities are restricted by the covenants under UAP's indentures dated May 14, 1996 and September 23, 1997. UPC's and UAP's indentures place similar limitations on their activities.

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

EQUITY PRICES

We are exposed to equity price fluctuations related to our investment in equity securities. Changes in the price of the stock are reflected as unrealized gains (losses) in our statement of shareholders' deficit until such time as the stock is sold and any unrealized gain (loss) will be reflected in the statement of operations and comprehensive income (loss). The table below provides information about these equity securities.

                                                      Number        Fair Value
                                                    of Shares      June 30, 2001
                                                   -------------   -------------
                                                          (In thousands)

     PrimaCom..................................     4,948,039        $ 38,994
     SBS.......................................     6,000,000        $154,497
     Terayon (1)...............................     2,000,000        $  1,074

     ----------------
     (1) Represents warrants to acquire shares. Fair value is based on the Black-Scholes model as of June 30, 2001.

As of June 30, 2001, we are also exposed to equity price fluctuations related to UPC's debt which is convertible into UPC ordinary shares. The table below provides information about this convertible debt, including expected cash flows and related weighted-average interest rates.

                                                                                           Expected Repayment
                                                            June 30, 2001                  as of December 31,
                                                   -----------------------------    ------------------------------
                                                    Book Value      Fair Value          2001             2002
                                                   -------------   -------------    -------------    -------------
                                                                           (In thousands)
     DIC Loan, 10.0% per annum....................   $45,271          $45,271          $     -          $45,271


IMPACT OF FOREIGN CURRENCY RATE CHANGES

The following rates for the primary currencies that impact our financial statements are shown below, per one U.S. dollar:

                                                                         Australian         Chilean
                                                            Euro           Dollar            Peso
                                                        -------------   -------------    --------------
     Spot rate June 30, 2001...........................    1.1801          1.9594           631.750
     Spot rate December 31, 2000.......................    1.0770          1.7897           573.750
     Average rate three months ended June 30, 2001.....    1.1449          1.9488           607.091
     Average rate six months ended June 30, 2001.......    1.1207          1.9204           591.083
     Average rate three months ended June 30, 2000.....    1.0713          1.6933           520.668
     Average rate six months ended June 30, 2000.......    1.0372          1.6442           516.596

We are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Our exposure to foreign exchange rate fluctuations also arises from items such as the cost of equipment, management fees, programming costs and certain other charges that are denominated in U.S. dollars but recorded in the functional currency of the foreign subsidiary. In addition, certain of our operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency, as follows:
                                                                   June 30, 2001
                                                                  -------------
                                                                  (In thousands)
     U.S. dollar-denominated facilities:
       UPC 12.5% Senior Discount Notes due 2009 (1)..............   $  505,561
       UPC 13.375% Senior Discount Notes due 2009 (1)............      310,424
       UPC 13.75% Senior Discount Notes due 2010 (1).............      621,167
       UPC 11.25% Senior Notes due 2010 (1)......................      596,113
       UPC Polska Senior Discount Notes (1)......................      325,054
       UPC Bank Facility (1).....................................       91,094
       Exchangeable Loan (1).....................................      861,162
       VTR Bank Facility (2).....................................      176,000
       Intercompany Loan to VTR (2)..............................      295,441
                                                                    ----------
                                                                    $3,782,016
                                                                    ==========
     -----------------
     (1)  Functional currency is euros
     (2)  Functional currency is Chilean Pesos.


Occasionally we will execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. In connection with UPC's offering of senior notes in July 1999, October 1999 and January 2000, UPC entered into cross-currency swap agreements, exchanging dollar-denominated notes into euro-denominated notes. In connection with the anticipated closing of the Liberty transaction, we entered into forward contracts with Toronto Dominion Securities to purchase euro 1.0 billion euros at a fixed conversion rate of 1.0797, with maturity on July 6, 2001. The June 30, 2001 spot rate was 1.1776, resulting in an unrealized loss on the respective forward contracts of $77.0 million. As a consequence of the loss, $50.0 million was put on deposit with Toronto Dominion Securities and is included as restricted cash as of June 30, 2001. Subsequent to June 30, 2001, euro500.0 million of the notional amount was settled for $33.7 million, and the remaining euro500.0 million was extended to September 2001.

INTEREST RATE SENSITIVITY

The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency.

                                As of June 30, 2001                         Expected payment as of December 31,
                              -----------------------   ----------------------------------------------------------------------------
                              Book Value   Fair Value     2001       2002       2003      2004      2005     Thereafter    Total
                              ----------   ----------   ---------  ---------  --------  --------  ---------  ---------- ------------
                                                              (In thousands, except interest rates)
Fixed rate United 1998
 Notes (dollar).............. $ 1,160,181  $  440,000   $      -    $     -   $     -   $      -  $      -  $1,160,181  $ 1,160,181
    Average interest rate....       10.75%      30.62%
Fixed rate United 1999 Notes
 (dollar).................... $   263,063  $  113,600   $      -    $     -   $     -   $      -  $      -  $  263,063  $   263,063
    Average interest rate          10.875%      30.62%
Variable rate UPC Senior
 Notes due 2009 (dollar)..... $   799,986  $  339,858   $      -    $     -   $     -   $      -  $      -  $  799,986  $   799,986
    Average interest rate....      10.875%      35.09%
Fixed rate UPC Senior
 Notes due 2009 (euro)....... $   254,216  $   91,518   $      -    $     -   $     -   $      -  $      -  $  254,216  $   254,216
    Average interest rate....      10.875%      19.54%
Fixed rate UPC Senior
 Discount Notes due 2009
 (dollar).................... $   505,561  $  107,388   $      -    $     -   $     -   $      -  $      -  $  505,561  $   505,561
    Average interest rate....       12.50%      35.09%
Variable rate UPC
 Senior Notes due 2007
 (dollar).................... $   199,995  $   87,324   $      -    $     -   $     -   $      -  $      -  $  199,995  $   199,995
    Average interest rate....      10.875%      37.47%
Fixed rate UPC Senior
 Notes due 2007 (euro)....... $    84,738  $   31,777   $      -    $     -   $     -   $      -  $      -  $   84,738  $    84,738
    Average interest rate....      10.875%      19.59%
Variable rate UPC Senior
 Notes due 2009 (dollar)..... $   250,446  $  107,874   $      -    $     -   $     -   $      -  $      -  $  250,446  $   250,446
    Average interest rate....       11.25%      35.14%
Fixed rate UPC Senior
 Notes due 2009 (euro)....... $    85,060  $   31,047   $      -    $     -   $     -   $      -  $      -  $   85,060  $    85,060
    Average interest rate....       11.25%      19.74%
Fixed rate UPC Senior
 Discount Notes due 2009
 (dollar).................... $   310,424  $   65,938   $      -    $     -   $     -   $      -  $      -  $  310,424  $   310,424
    Average interest rate....      13.375%      34.16%
Fixed rate UPC Senior
 Discount Notes due 2009
 (euro)...................... $   105,173  $   18,405   $      -    $    -    $     -   $      -  $      -  $  105,173  $   105,173
    Average interest rate....      13.375%      22.16%
Fixed rate UPC Senior
 Notes due 2010 (dollar)..... $   596,113  $  260,280   $      -    $     -   $     -   $      -  $      -  $  596,113  $   596,113
    Average interest rate....       11.25%      34.45%
Fixed rate UPC Senior
 Notes due 2010 (euro)....... $   168,392  $   62,305   $      -    $     -   $     -   $      -  $      -  $  168,392  $   168,392
    Average interest rate....       11.25%      19.12%
Fixed rate UPC Senior
 Notes due 2010 (dollar)..... $   298,092  $  130,156   $      -    $     -   $     -   $      -  $      -  $  298,092  $   298,092
    Average interest rate....       11.50%      18.82%
Fixed rate UPC Senior
 Discount Notes due
 2010 (dollar)............... $   621,167  $  124,615   $      -    $     -   $     -   $      -  $      -  $  621,167  $   621,167
    Average interest rate....       13.75%      34.07%
Fixed rate UPC DIC Loan
 (dollar).................... $    45,271  $   45,271   $      -    $45,271   $     -   $      -  $      -  $       -   $    45,271
    Average interest rate....       10.00%      10.00%
Fixed rate UPC Polska Senior
 Discount Notes.............. $   325,054  $  111,753   $      -    $     -   $14,509   $      -  $      -  $  310,545  $   325,054
    Average interest rate....  7.0%-14.50% 9.88%-32.0%
Fixed rate United A/P Notes.. $   490,643  $  162,647   $      -    $     -   $     -   $      -  $      -  $  490,643  $   490,643
    Average interest rate....       14.00%      53.93%
Exchangeable Loan............ $   861,162  $  861,162   $      -    $     -   $     -   $      -  $      -  $  861,162  $   861,162
    Average interest rate....         6.0%        6.0%
Variable rate UPC Bank
 Facility.................... $ 2,303,217  $2,303,217   $      -    $     -   $     -   $ 291,041 $631,563  $1,380,613  $ 2,303,217
    Average interest rate....        8.09%       8.09%
Variable rate VTR Bank
 Facility.................... $   176,000  $  176,000   $176,000    $     -   $     -   $      -  $      -  $        -  $   176,000
    Average interest rate....       10.75%      10.75%
Variable rate Austar Bank
 Facility (Australian
 dollar)..................... $   204,144  $  204,144   $      -    $ 6,555   $36,055   $ 57,596  $ 69,302  $   34,636  $   204,144
    Average interest rate....        6.81%       6.81%
                              -----------  ----------   --------    -------   -------   --------  --------  ----------  -----------
                              $10,108,098  $5,876,279   $176,000    $51,826   $50,564   $348,637  $700,865  $8,780,206  $10,108,098
                              ===========  ==========   ========    =======   =======   ========  ========  ==========  ===========

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1 Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of John F. Riordan in favor of UIPI.
10.2 Replacement Promissory Note (Non-Purpose Credit) dated November 22, 2000 of John F. Riordan in favor of UIPI.
10.3 Promissory Note (Non-Purpose Credit) dated January 29, 2001 of John F. Riordan in favor of UIPI.
10.4 Promissory Note (Non-Purpose Credit) dated April 4, 2001 of John F. Riordan in favor of UIPI.
10.5 Letter Agreement (Purpose Credit) dated May 16, 2001 among the Company, UIPI and John F. Riordan.
10.6 Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among the Company, UIPI and John F. Riordan.
10.7 Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, Austar United and John F. Riordan.
10.8 Letter Agreement (Purpose Credit) dated May 16, 2001 among UIPI, UPC and John F. Riordan.
10.9 Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, UPC and John F. Riordan.
10.10 Letter Agreement (Purpose Credit) dated May 16, 2001 among UIPI, chello broadband and John F. Riordan.
10.11 Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, chello broadband and John F. Riordan.
10.12 Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of Mark L. Schneider in favor of UIPI.
10.13 Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of Mark L. Schneider in favor of UIPI.
10.14 Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of The MLS Family Partnership LLLP in favor of UIPI.
10.15 Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of The MLS Family Partnership LLLP in favor of UIPI.
10.16   Replacement  Guaranty for Purpose Credit dated November 22, 2000 of Mark
        L. Schneider in favor of UIPI with respect to The MLS Family Partnership LLLP November 22, 2000 Promissory Note (Purpose Credit).
10.17   Replacement  Guaranty for Purpose Credit dated December 21, 2000 of Mark
        L. Schneider in favor of UIPI with respect to The MLS Family Partnership LLLP December 21, 2000 Promissory Note (Purpose Credit).
10.18 Letter Agreement dated May 16, 2001 among the Company, UIPI and Mark L. Schneider.
10.19   Letter  Agreement  dated  May 16,  2001  among  UIPI,  UPC  and  Mark L.
        Schneider.
10.20 Letter Agreement dated May 16, 2001 among UIPI, chello broadband and Mark L. Schneider.
10.21 Promissory Note dated September 2, 1999 of Mark L. Schneider in favor of UIPI (unless previously filed with the SEC).
10.22 Loan Agreement dated September 2, 1999 by and between UIPI and Mark L. Schneider (unless previously filed with the SEC).
10.23 Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of Michael T. Fries in favor of UIPI.
10.24 Replacement Promissory Note (Purpose Credit) dated November 22, 2000 of The Fries Family Partnership LLLP in favor of UIPI.
10.25 Replacement Promissory Note (Non-Purpose Credit) dated November 22, 2000 of The Fries Family Partnership LLLP in favor of UIPI.
10.26   Replacement  Guaranty  for Purpose  Credit  dated  November  22, 2000 of
        Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP November 22, 2000 Promissory Note (Purpose Credit).
10.27 Replacement Guaranty for Non-Purpose Credit dated November 22, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP November 22, 2000 Promissory Note (Non-Purpose Credit).
10.28 Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of Michael T. Fries in favor of UIPI.
10.29 Replacement Promissory Note (Purpose Credit) dated December 21, 2000 of The Fries Family Partnership LLLP in favor of UIPI.
10.30 Replacement Promissory Note (Non-Purpose Credit) dated December 21, 2000 of The Fries Family Partnership LLLP in favor of UIPI.
10.31   Replacement  Guaranty  for Purpose  Credit  dated  December  21, 2000 of
        Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP December 21, 2000 Promissory Note (Purpose Credit).

10.32 Replacement Guaranty for Non-Purpose Credit dated December 21, 2000 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP December 21, 2000 Promissory Note (Non-Purpose Credit).
10.33 Promissory Note (Purpose Credit) dated April 4, 2001 of The Fries Family Partnership LLLP in favor of UIPI.
10.34 Promissory Note (Non-Purpose Credit) dated April 4, 2001 of The Fries Family Partnership LLLP in favor of UIPI.
10.35 Guaranty for Purpose Credit dated April 4, 2001 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP April 4, 2001 Promissory Note (Purpose Credit).
10.36 Guaranty for Non-Purpose Credit dated April 4, 2001 of Michael T. Fries in favor of UIPI with respect to The Fries Family Partnership LLLP April 4, 2001 Promissory Note (Non-Purpose Credit).
10.37 Promissory Note (Purpose Credit) dated June 25, 2001 of Michael T. Fries in favor of UIPI.
10.38 Promissory Note (Purpose Credit) dated June 25, 2001 of The Fries Family Partnership LLLP in favor of UIPI.
10.39 Promissory Note (Non-Purpose Credit) dated June 25, 2001 of The Fries Family Partnership LLLP in favor of UIPI.
10.40 Letter Agreement (Purpose Credit) dated May 16, 2001 among the Company, UIPI and Michael T. Fries.
10.41 Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among the Company, UIPI and Michael T. Fries.
10.42 Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, UPC and Michael T. Fries.
10.43 Letter Agreement (Non-Purpose Credit) dated May 16, among UIPI, chello broadband and Michael T. Fries.
10.44 Letter Agreement (Non-Purpose Credit) dated May 16, 2001 among UIPI, Austar United and Michael T. Fries.
10.45 Letter Agreement (Purpose Credit) dated June 25, 2001 among the Company, UIPI, New UnitedGlobalCom, Inc., Michael T. Fries and The Fries Family Partnership LLLP.


(b)     Reports on Form 8-K filed during the quarter

        Date of Filing    Date of Event   Item Reported
        --------------    -------------   -------------
        June 1, 2001      May 29, 2001   Item 5 - Announcement that UnitedGlobalCom, Inc. and Liberty
                                         Media  Corporation  will close  their  previously  announced transaction on revised terms.

                                         Item 7 - Exhibits:  Amended and Restated  Agreement dated as of May 25, 2001,  Loan  Agreement  dated as of May 25, 2001;
                                         Registration  Rights Agreement dated as of May 25, 2001; and
                                         Press Release dated May 29, 2001.

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


UnitedGlobalCom, Inc.



Date:      August 14, 2001
           ---------------------------------

By:        /s/ Valerie L. Cover
           ---------------------------------
           Valerie L. Cover
           Controller and Vice President
           (a Duly Authorized Officer and Principal Accounting Officer)