Form 10-Q
period 2001-09-30
UNITEDGLOBALCOM INC
filed 2001-11-14
CIK 887949

Use these links to rapidly review the document
UNITEDGLOBALCOM, INC. TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-21974

UnitedGlobalCom, Inc.
(Exact name of Registrant as specified in its charter)

State of Delaware (State or other jurisdiction of incorporation or organization)	84-1116217 (I.R.S. Employer Identification No.)
4643 South Ulster Street, #1300 Denver, Colorado (Address of principal executive offices)	80237 (Zip code)

Registrant's telephone number, including area code: (303) 770-4001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares outstanding of the Registrant's common stock as of November 5, 2001 was:

Class A Common Stock—80,440,723 shares
Class B Common Stock—19,027,134 shares

UNITEDGLOBALCOM, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000 (Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)
Condensed Consolidated Statement of Stockholders' Deficit for the Nine Months Ended September 30, 2001 (Unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)
Notes to Condensed Consolidated Financial Statements as of September 30, 2001 (Unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

UNITEDGLOBALCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and number of shares)
(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets
Cash and cash equivalents	$956,448	$1,876,828
Restricted cash	197,621	11,612
Short-term liquid investments	64,008	347,084
Subscriber receivables, net of allowance for doubtful accounts of $92,182 and $66,559, respectively	116,717	169,532
Notes receivable, related party	560,510	258,150
Other receivables, including related party receivables of $17,202 and $20,275, respectively	101,910	173,995
Inventory	129,513	131,853
Deferred taxes	7,584	2,896
Prepaid expenses and other current assets	129,172	108,250

Total current assets	2,263,483	3,080,200
Marketable equity securities and other investments	37,276	38,560
Investments in affiliates, accounted for under the equity method, net	345,421	756,322
Property, plant and equipment, net of accumulated depreciation of $1,393,498 and $920,972, respectively	3,743,597	3,748,804
Goodwill and other intangible assets, net of accumulated amortization of $725,231 and $448,012, respectively	4,490,339	5,154,907
Deferred financing costs, net of accumulated amortization of $72,492 and $52,180, respectively	188,434	207,573
Derivative assets	306,277	—
Deferred taxes	6,142	5,057
Other assets	29,406	12,350

Total assets	$11,410,375	$13,003,773

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable, including related party payables of $438 and $1,555, respectively	$304,616	$578,399
Accrued liabilities	565,909	619,609
Subscriber prepayments and deposits	140,213	96,296
Short-term debt	35,908	51,208
Current portion of other long-term debt	202,729	193,923
Other current liabilities	16,636	14,330

Total current liabilities	1,266,011	1,553,765
Senior discount notes and senior notes	6,675,074	6,190,741
Other long-term debt	4,024,603	3,354,185
Deferred compensation	9,149	27,460
Deferred taxes	90,310	8,237
Other long-term liabilities	52,943	30,918

Total liabilities	12,118,090	11,165,306

Minority interests in subsidiaries	1,557,373	1,884,568

Series B Convertible Preferred Stock, stated at liquidation value, 113,983 shares issued and outstanding	29,510	28,117

Stockholders' deficit
Class A Common Stock, $0.01 par value, 210,000,000 shares authorized, 86,104,679 and 83,820,633 shares issued and outstanding, respectively	862	838
Class B Common Stock, $0.01 par value, 30,000,000 shares authorized, 19,027,134 and 19,221,940 shares issued and outstanding, respectively	190	192
Series C Convertible Preferred Stock, 425,000 shares issued and outstanding	425,000	425,000
Series D Convertible Preferred Stock, 287,500 shares issued and outstanding	287,500	287,500
Additional paid-in capital	1,538,284	1,542,609
Deferred compensation	(87,393)	(117,136)
Treasury stock, at cost, 5,604,948 shares of Class A Common Stock	(29,984)	(29,984)
Accumulated deficit	(4,028,894)	(1,892,706)
Other cumulative comprehensive income (loss)	(400,163)	(290,531)

Total stockholders' deficit	(2,294,598)	(74,218)

Total liabilities and stockholders' deficit	$11,410,375	$13,003,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts and number of shares)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue	$391,865	$316,305	$1,185,860	$901,048
Operating expense	(259,760)	(237,417)	(841,080)	(630,867)
Selling, general and administrative expense	(177,799)	(178,339)	(518,463)	(506,148)
Depreciation and amortization	(275,578)	(207,519)	(823,824)	(566,296)
Impairment and restructuring charges	(34,136)	—	(305,368)	—

Operating loss	(355,408)	(306,970)	(1,302,875)	(802,263)
Interest income, including related party income of $10,867, $176, $25,735 and $524, respectively	31,126	31,423	88,148	101,213
Interest expense	(264,871)	(219,654)	(811,918)	(637,145)
Foreign currency exchange gain (loss), net	184,894	(168,496)	(29,643)	(292,606)
Proceeds from litigation settlement	4,619	—	194,830	—
Gain on issuance of common equity securities by subsidiaries	—	54,085	—	127,731
Provision for loss on investments	(334,660)	—	(334,660)	—
Other (expense) income, net	(3,309)	2,818	(5,972)	(2,306)

Loss before income taxes and other items	(737,609)	(606,794)	(2,202,090)	(1,505,376)
Income tax (expense) benefit, net	(198)	4,151	773	6,932
Minority interests in subsidiaries	41,317	291,358	192,698	692,935
Share in results of affiliates, net	(52,248)	(42,652)	(122,737)	(79,332)

Loss before cumulative effect of change in accounting principle	(748,738)	(353,937)	(2,131,356)	(884,841)
Cumulative effect of change in accounting principle	—	—	32,574	—

Net loss	$(748,738)	$(353,937)	$(2,098,782)	$(884,841)

Foreign currency translation adjustments	$(125,208)	$(30,627)	$(122,128)	$(96,375)
Unrealized holding (losses) gains arising during period	(913)	(40,545)	36,625	(10,898)
Change in fair value of derivative assets	(19,278)	—	(24,471)	—
Cumulative effect of change in accounting principle	—	—	523	—
Amortization of cumulative effect of change in accounting principle	(62)	—	(181)	—

Comprehensive income (loss)	$(894,199)	$(425,109)	$(2,208,414)	$(992,114)

Basic and diluted net loss attributable to common stockholders	$(761,679)	$(366,851)	$(2,137,581)	$(923,567)

Net loss per common share:
Basic and diluted net loss before cumulative effect of change in accounting principle	$(7.66)	$(3.81)	$(21.99)	$(9.63)
Cumulative effect of change in accounting principle	—	—	0.33	—

Basic and diluted net loss	$(7.66)	$(3.81)	$(21.66)	$(9.63)

Weighted-average number of common shares outstanding:
Basic and diluted	99,485,929	96,348,642	98,683,319	95,940,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(In thousands, except number of shares) (Unaudited)

	Class A Common Stock		Class B Common Stock		Series C Preferred Stock		Series D Preferred Stock
											Treasury Stock			Other Cumulative Comprehensive Income (Loss)
									Additional Paid-In Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount			Total
Balances, December 31, 2000	83,820,633	$838	19,221,940	$192	425,000	$425,000	287,500	$287,500	$1,542,609	$(117,136)	5,604,948	$(29,984)	$(1,892,706)	$(290,531)	$(74,218)
Exchange of Class B Common Stock for Class A Common Stock	194,806	2	(194,806)	(2)	—	—	—	—	—	—	—	—	—	—	—
Issuance of Class A Common Stock in connection with Company's stock option plans	72,783	1	—	—	—	—	—	—	315	—	—	—	—	—	316
Issuance of Class A Common Stock in connection with Company's 401(k) plan	57,213	1	—	—	—	—	—	—	286	—	—	—	—	—	287
Accrual of dividends on Series B, C and D Convertible Preferred Stock	—	—	—	—	—	14,875	—	10,063	(1,393)	—	—	—	(37,406)	—	(13,861)
Issuance of Class A Common Stock in lieu of cash dividends on Series C Convertible Preferred Stock	1,168,673	12	—	—	—	(14,875)	—	—	14,863	—	—	—	—	—	—
Issuance of Class A Common Stock in lieu of cash dividends on Series D Convertible Preferred Stock	790,571	8	—	—	—	—	—	(10,063)	10,055	—	—	—	—	—	—
Equity transactions of subsidiaries	—	—	—	—	—	—	—	—	(27,210)	15,978	—	—	—	—	(11,232)
Amortization of deferred compensation	—	—	—	—	—	—	—	—	(1,241)	13,765	—	—	—	—	12,524
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,098,782)	—	(2,098,782)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	523	523
Amortization of cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	(181)	(181)
Change in fair value of derivative assets	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,471)	(24,471)
Change in cumulative translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	(122,128)	(122,128)
Change in unrealized gain on available-for-sale securites	—	—	—	—	—	—	—	—	—	—	—	—	—	36,625	36,625

Balances, September 30, 2001	86,104,679	$862	19,027,134	$190	425,000	$425,000	287,500	$287,500	$1,538,284	$(87,393)	5,604,948	$(29,984)	$(4,028,894)	$(400,163)	$(2,294,598)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,098,782)	$(884,841)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	823,824	566,296
Accretion of interest on senior notes and amortization of deferred financing costs	365,403	334,840
Provision for loss on investments	334,660	—
Impairment and restructuring charges	305,368	—
Minority interests in subsidiaries	(192,698)	(692,935)
Share in results of affiliates, net	122,737	79,332
Unrealized foreign exchange losses	79,493	263,915
Unrealized gain on derivative assets	(48,862)	—
Cumulative effect of change in accounting principle	(32,574)	—
Gain on issuance of common equity securities by subsidiaries	—	(127,731)
Stock-based compensation expense (credit)	982	(960)
Decrease (increase) in receivables, net	39,820	(119,654)
Decrease (increase) in other assets	11,154	(130,716)
(Decrease) increase in accounts payable, accrued liabilities and other	(329,835)	190,176

Net cash flows from operating activities	(619,310)	(522,278)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term liquid investments	(1,024,127)	(2,734,064)
Proceeds from sale of short-term liquid investments	1,298,874	2,344,894
Restricted cash deposited, net	(185,898)	(5)
Investments in affiliates and other investments	(59,816)	(331,576)
New acquisitions, net of cash acquired	(39,920)	(1,387,548)
Capital expenditures	(703,332)	(1,186,244)
Increase in notes receivable from affiliates	(274,616)	—
Other	8,546	13,710

Net cash flows from investing activities	(980,289)	(3,280,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock by subsidiary	731	102,403
Issuance of common stock in connection with Company's and subsidiary's stock option plans	4,593	11,509
Proceeds from offering of senior notes and senior discount notes	—	1,612,200
Proceeds from short-term and long-term borrowings	1,440,916	1,215,360
Repayments of short-term and long-term borrowings	(706,449)	(414,693)
Deferred financing costs and other	(22,371)	(56,089)

Net cash flows from financing activities	717,420	2,470,690

EFFECT OF EXCHANGE RATES ON CASH	(38,201)	(148,867)

DECREASE IN CASH AND CASH EQUIVALENTS	(920,380)	(1,481,288)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,876,828	1,925,915

CASH AND CASH EQUIVALENTS, END OF PERIOD	$956,448	$444,627

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$437,807	$283,943

Cash received for interest	$59,442	$90,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNITEDGLOBALCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2001
(Unaudited)

1.  Organization and Nature of Operations

    UnitedGlobalCom, Inc. (together with its majority-owned subsidiaries, the "Company" or "United") provides video, telephone and Internet services, which the Company refers to as "Distribution", in numerous countries worldwide, and related programming services, which the Company refers to as "Content", and other media services in a growing number of international markets. The following chart presents a summary of the Company's significant investments in telecommunications as of September 30, 2001.

2.  Summary of Significant Accounting Policies

Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Principles of Consolidation

    The accompanying interim condensed consolidated financial statements include the accounts of the Company and all subsidiaries where it exercises a controlling financial interest through the ownership of a majority voting interest. The following illustrates those larger subsidiaries for which the Company did not consolidate the results of operations for the entire nine months ended September 30, 2000:

Entity	Effective Date of Consolidation
Intercomm (UPC France)	February 1, 2000
Tebecai (UPC Nederland)	February 1, 2000
El Tele Ostfold (Norway)	March 1, 2000
UPC Magyarorszag (Hungary)	March 1, 2000
K&T Group (UPC Nederland)	March 31, 2000
DattelKabel (UPC Czech)	July 1, 2000
EWT/TSS Group (Germany)	October 1, 2000
Cignal Global Communications ("Cignal") (Priority Telecom)	November 1, 2000

Investment in Publicly Traded Securities Accounted for Under the Equity Method

    The Company evaluates its investments in publicly traded securities accounted for under the equity method for impairment in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18") and Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities" ("SAB 59"). Under APB 18, a loss in value of an investment accounted for under the equity method which is other than a temporary decline should be recognized as a realized loss, establishing a new carrying value for the investment. Factors the Company considers in making this evaluation include: the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer and the intent and ability of the Company to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value.

Risks, Uncertainties and Liquidity

    UPC.  UPC has incurred substantial operating losses and negative cash flows from operations which have been driven by its continuing development efforts, including the introduction of new services such as digital video, telephone and Internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. UPC expects to incur operating losses at least through 2003, primarily as a result of the continued introduction of these new services and continued depreciation and amortization expense. UPC's business plan calls for substantial growth in the number of subscribers that will use these new services. In order for UPC to achieve consolidated operating profitability and positive operating cash flows, this growth requires the availability of capital resources that are sufficient to fund expected capital expenditures and operating losses. The Company believes that UPC can achieve the anticipated growth in subscribers and that the required capital resources will be available to fund expected capital expenditures and operating losses. UPC's estimates of the cash flows generated by these new services and the capital resources needed and available to complete their deployment could change, and such change could differ materially from the estimates used by UPC to evaluate its ability to realize its investments.

    In July 2001, UPC engaged a strategic consultant to review its current and long-term strategic plan for all segments of the business. The final conclusions are currently being prepared and will be presented to UPC's Supervisory Board for consideration in due course. As a result of this strategic review and related decisions made by the Supervisory Board, further reorganization of UPC's business might occur and significant charges for asset impairments and various organizational restructuring measures may be recorded. UPC intends to conclude this project by the end of 2001.

    UAP.  UAP's senior discount notes (the "UAP Notes") began to accrue interest on a cash-pay basis May 15, 2001, with the first payment of $34.5 million due November 15, 2001. UAP does not have enough cash to make this interest payment. If UAP does not make the interest payment on November 15, 2001, the holders of the UAP Notes will have various remedies. If the failure to pay continues for a period of 30 days or more, the trustee under the Indenture governing the UAP Notes, on its own initiative or at the request of the holders of the UAP Notes, can declare the entire unpaid principal and accrued interest of the UAP Notes to be due and payable. The trustee, either independently or at the request of the UAP Note holders, could initiate bankruptcy proceedings against UAP, sue to recover the amount of the UAP Notes or take any other action available to creditors. Based upon current market prices, the value of UAP's assets is significantly less than the amount of the outstanding principal and accrued interest on the UAP Notes. While UAP has sought financing from United, at this point it is unlikely United will make such contribution.

    Austar United.  Management believes Austar United's working capital and projected operating cash flow as of September 30, 2001 are sufficient to fund Austar United's operations and meet Austar United's budgeted capital expenditure requirements through the remainder of 2001. Management expects Austar United to continue to incur operating losses in the near future, especially from its newer services such as Content, telephone and Internet. Given its liquidity needs, Austar United may need to consider slowing the growth of its Internet or other businesses to conserve cash. The Company cannot be assured that Austar United will be able to achieve operating profitability and/or positive operating cash flows from its video, telephone and Internet businesses. Austar United is in the process of restructuring its A$400.0 ($196.6) million facility (the "Austar Bank Facility"), and expects that such restructuring can be completed by the end of 2001. If Austar United is unable to refinance this facility, it is likely that certain of the financial covenants required by the facility will not be met as of December 31, 2001. Austar United may need to negotiate a waiver of the financial covenants, sell assets or obtain funding from external sources to repay this amount if it becomes due and payable in the first quarter of 2002, and continue to pay its other liabilities when due. The Company cannot be assured that Austar United will be successful in obtaining a waiver of financial covenants or be successful in renegotiating or otherwise refinancing this facility. If the Austar Bank Facility indebtedness is accelerated, the acceleration may constitute an event of default under the UAP Notes and the holders of the UAP Notes would have certain remedies as discussed above.

    VTR.  Management believes VTR's working capital and projected operating cash flow as of September 30, 2001 are sufficient to fund its operations through the remainder of 2001. To the extent VTR's budgeted capital expenditures exceed net projected operating cash flow, VTR will need to seek funding from external sources or reduce its planned expenditures. VTR intends to refinance its $176.0 million facility (the "VTR Bank Facility") by the end of first quarter 2002. If VTR is unable to refinance this facility, it will become due and payable on April 29, 2002. VTR may need to sell assets or obtain funding from external sources to repay this amount when due.

New Accounting Principles

    Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in the fair value of a derivative during the reporting period depends on its intended use and designation. UPC has cross-currency swaps related to its dollar-denominated senior notes, as well as warrants in a publicly traded company that qualify as derivatives under SFAS 133. The impact of recording the cross-currency swaps and the warrants at fair market value effective January 1, 2001 was a gain (loss) of $66.3 million and ($33.7) million, respectively, which was recorded in the condensed consolidated statement of operations as a cumulative effect of a change in accounting principle.

    In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 141 requires intangible assets acquired in a business combination to be recognized if they arise from contractual or legal rights or are "separable", that is, feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS 141 than its predecessor, Accounting Principles Board Opinion No. 16 although in some instances previously recognized intangibles will be subsumed into goodwill. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 141 will have on its financial position and results of operations, as well as the impact on future business combinations that are currently being negotiated or contemplated.

    In June 2001, the Financial Accounting Standards Board authorized the issuance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. Goodwill will no longer be tested for impairment under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001, although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption, the Company expects to record a cumulative effect adjustment to reflect the impairment of previously recognized goodwill and other intangible assets. While the Company has not yet determined what the impact will be on its financial position and results of operations, it is possible that a substantial cumulative effect adjustment may be required.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 supercedes SFAS 121, and establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. Under SFAS 144 there is no longer a requirement to allocate goodwill to long-lived assets to be tested for impairment. It also establishes a probability weighted cash flow estimation approach to deal with situations in which there are a range of cash flows that may be generated by the asset being tested for impairment. SFAS 144 also establishes criteria for determining when an asset should be treated as held for sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operations.

3.  Acquisitions and Other

Announcement of Merger with PrimaCom

    In March 2001, UPC announced an agreement with PrimaCom to merge its German assets, including EWT/TSS and the TeleColumbus option, as well as its Alkmaar subsidiary located in the Netherlands, with those of PrimaCom. The TeleColumbus option expired at the end of August 2001 and no longer forms part of the discussions. UPC's interest in EWT/TSS is held through its 51.0% owned subsidiary, UPC Germany. Due to changes in market conditions, the parties are currently re-evaluating the merger. UPC's carrying value of the assets subject to this proposed transaction, (E939.1 ($859.0) million), is significantly greater than the fair value of the consideration that would be received should the PrimaCom transaction be completed. As a result, UPC Germany could record a significant write-down if the transaction is closed.

Announcement of Polish DTH Merger

    In August 2001, UPC and Canal+ Group ("Canal+"), the television and film division of Vivendi Universal, announced the signing of definitive agreements to merge their respective Polish direct-to-home ("DTH") satellite television platforms, as well as the Canal+ Polska premium channel, to form a common Polish DTH platform. In the merger agreements, UPC Polska agreed to contribute its Polish and United Kingdom DTH assets to TKP, the Polish subsidiary of Canal+, and fund a maximum of E30.0 ($27.4) million in the form of a note receivable from TKP at closing. For this, UPC Polska will receive a 25.0% ownership interest in TKP and E150.0 ($137.2) million in cash. As part of this transaction, through a carriage agreement, the Canal+ Polska premium channel will also be available on UPC Polska's cable network. TKP will be managed and controlled by Canal+, who will own 75.0%. UPC will own the remaining 25.0%. For accounting purposes, TKP will be deemed the acquirer. UPC Polska's investment in the merged companies will be recorded at fair value as of the date of the transaction. UPC Polska's carrying value of the Polish DTH assets being contributed may be significantly higher than the determined fair value of its investment in the merged companies if and when the transaction is consummated, leading to a write-down at the date the transaction is consummated. On November 13, 2001, the Company received the regulatory approval necessary for merger completion, which, subject to certain formal judicial registrations, is anticipated to close by December 31, 2001. UPC will deconsolidate the DTH operations upon closure of the merger.

Public Offering of Priority Telecom

    On September 27, 2001, Priority Telecom listed its 3,986,519 issued and outstanding ordinary shares on the Euronext Amsterdam ("Euronext"). UPC owns 2,596,021 of these ordinary shares and all of the 2,728,605 Priority Telecom class A shares, for an ownership interest (not including shares held by the Priority Telecom Foundation) of 87.0%.

Purchase Options

    UPC Germany.  In October 2000, UPC acquired, through its subsidiary, UPC Germany, 100% of EWT for a preliminary purchase price of E238.4 million in cash and 49.0% of UPC Germany. In the third quarter of 2001, the purchase price was finalized and UPC recorded the necessary adjustments to the initial purchase price allocation. Under the UPC Germany Shareholders Agreement, the 49.0% shareholder has an option to put his interest in UPC Germany to UPC in exchange for approximately 10.6 million of UPC's ordinary shares A, as adjusted for final settlement. The option expires March 31, 2003. UPC has the option to pay for the put, if exercised, in either its 10.6 million shares or the equivalent value of cash on such date. If the option is not exercised, upon its expiration, the 49.0% shareholder has the right to demand that UPC contribute cash and/or other assets (including stock) to UPC Germany equal to approximately E358.8 ($328.2) million, representing the remainder of UPC's contribution obligation to UPC Germany.

    UPC Romania.  The minority shareholders in UPC Romania have exercised their option which requires UPC to purchase all of their partnership interests effective December 31, 2001 for consideration of approximately E22.7 ($20.8) million, which is payable before February 15, 2002.

Agreement with Liberty Media Corporation ("Liberty")

    In May 2001, the Company announced a revised transaction with Liberty, the terms of which have been disclosed. The Company is continuing to work towards closing this binding transaction. The Company is also continuing to review some alternative transaction ideas proposed by Liberty.

4.  Investments in Affiliates

	September 30, 2001
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates	Cumulative Translation Adjustments	Impairment(1)	Total
	(In thousands)
Europe:
PrimaCom	$341,017	$—	$(59,033)	$(30,905)	$(232,623)	$18,456
SBS	264,675	—	(66,523)	(115)	(102,037)	96,000
Tevel	120,877	(6,180)	(76,931)	1,385	—	39,151
Melita	14,105	—	(798)	(3,553)	—	9,754
Iberian Programming	11,947	(2,560)	9,125	2,912	—	21,424
Xtra Music	14,546	—	(6,978)	(1,013)	—	6,555
Other	54,148	(695)	(10,879)	(4,576)	—	37,998
Asia/Pacific:
TelstraSaturn	100,073	—	(51,557)	(9,270)	—	39,246
XYZ Entertainment	44,306	(11,712)	(7,775)	(4,379)	—	20,440
Pilipino Cable Corporation	18,354	—	(3,623)	(2,587)	—	12,144
Hunan International TV	6,394	—	(2,351)	16	—	4,059
Other	2,954	—	(1,744)	(493)	—	717
Latin America:
Telecable	71,819	(20,862)	(5,131)	(9,480)	—	36,346
MGM Networks LA	15,086	—	(15,086)	—	—	—
Jundiai	7,438	(1,572)	216	(2,951)	—	3,131

Total	$1,087,739	$(43,581)	$(299,068)	$(65,009)	$(334,660)	$345,421

	December 31, 2000
	Contributions	Cumulative Dividends Received	Cumulative Share in Results of Affiliates	Cumulative Translation Adjustments	Impairment	Total
	(In thousands)
Europe:
PrimaCom	$341,017	$—	$(28,482)	$(21,114)	$—	$291,421
SBS	264,675	—	(36,433)	(4,138)	—	224,104
Tevel	99,385	(6,180)	(39,587)	3,848	—	57,466
Melita	14,052	—	592	(3,480)	—	11,164
Iberian Programming	11,947	(2,560)	5,103	2,319	—	16,809
Xtra Music	14,491	—	(6,367)	(986)	—	7,138
Other	44,900	(695)	(9,772)	(6,242)	—	28,191
Asia/Pacific:
TelstraSaturn	66,629	—	(24,503)	(5,007)	—	37,119
XYZ Entertainment	44,306	(5,464)	(11,515)	(1,387)	—	25,940
Pilipino Cable Corporation	17,346	—	(3,388)	(2,588)	—	11,370
Hunan International TV	6,061	—	(2,181)	16	—	3,896
Other	2,860	—	(614)	(314)	—	1,932
Latin America:
Telecable	71,819	(20,862)	(5,282)	(10,135)	—	35,540
MGM Networks LA	14,076	—	(14,076)	—	—	—
Jundiai	7,438	(1,572)	174	(1,808)	—	4,232

Total	$1,021,002	$(37,333)	$(176,331)	$(51,016)	$—	$756,322

(1)
Based on our analysis of specific quantitative and qualitative factors as of September 30, 2001, the Company determined the decline in market value of PrimaCom and SBS to be other than temporary, and as a result, the Company reduced its carrying value in these investments to market value as of September 30, 2001. This provision has been separately presented as "Provision for Loss on Investments" in the accompanying condensed consolidated statement of operations.

5.  Property, Plant and Equipment

	September 30, 2001	December 31, 2000
	(In thousands)
Cable distribution networks	$3,318,393	$3,147,285
Subscriber premises equipment and converters	967,207	757,385
Microwave multi-point distribution system ("MMDS") and DTH distribution facilities	256,924	261,896
Information technology systems, office equipment, furniture and fixtures	296,050	254,721
Buildings and leasehold improvements	166,738	142,334
Other	131,783	106,155

	5,137,095	4,669,776
Accumulated depreciation	(1,393,498)	(920,972)

Net property, plant and equipment	$3,743,597	$3,748,804

6.  Goodwill and Other Intangible Assets

	September 30, 2001	December 31, 2000
	(In thousands)
Europe:
UPC Nederland	$1,258,622	$1,590,868
UPC Polska	959,415	951,225
UPC Germany	819,769	883,928
Priority Telecom	408,420	337,247
UPC Sweden	352,883	388,884
UPC N.V	192,639	193,630
Telekabel Group	165,646	167,317
UPC France	152,302	164,010
UPC Magyarorszag	133,076	131,164
Priority Wireless	98,139	100,297
UPC Czech	95,729	95,161
UPC Norge	69,208	67,249
Other	122,824	89,914
Asia/Pacific:
Austar United	208,745	225,433
Latin America:
VTR	172,276	208,725
TV Show Brasil	5,614	7,688
Multitel	166	179
Other:
Corporate and other	97	—

	5,215,570	5,602,919
Accumulated amortization	(725,231)	(448,012)

Net goodwill and other intangible assets	$4,490,339	$5,154,907

7.  Senior Discount Notes and Senior Notes

	September 30, 2001	December 31, 2000
	(In thousands)
United 1998 Notes	$1,190,955	$1,101,010
United 1999 Notes	270,087	249,497
UPC July 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2009	799,996	700,759
UPC 10.875% euro Senior Notes due 2009	274,424	278,551
UPC 12.5% dollar Senior Discount Notes due 2009	521,240	475,854
UPC October 1999 Senior Notes:
UPC 10.875% dollar Senior Notes due 2007	199,999	177,027
UPC 10.875% euro Senior Notes due 2007	91,475	92,851
UPC 11.25% dollar Senior Notes due 2009	250,495	221,411
UPC 11.25% euro Senior Notes due 2009	91,838	93,168
UPC 13.375% dollar Senior Discount Notes due 2009	320,601	290,974
UPC 13.375% euro Senior Discount Notes due 2009	117,247	108,017
UPC January 2000 Senior Notes:
UPC 11.25% dollar Senior Notes due 2010	596,267	595,742
UPC 11.25% euro Senior Notes due 2010	181,812	184,443
UPC 11.5% dollar Senior Notes due 2010	298,151	273,780
UPC 13.75% dollar Senior Discount Notes due 2010	642,335	581,253
UPC Polska Senior Discount Notes	337,399	300,163
UAP Notes (see Note 2)	490,753	466,241

Total senior discount notes and senior notes	$6,675,074	$6,190,741

    The fair value (derivative asset) of UPC's cross-currency swap derivatives embedded in the July 1999 Senior Notes, the October 1999 Senior Notes, the January 2000 Senior Notes and UPC's Bank Facility as of September 30, 2001, was E334.8 ($306.3) million (including both the fair value of the foreign currency portion and the interest portion of the swaps) compared to nil at December 31, 2000. Of this amount, E185.8 ($170.0) million has been added to the carrying value of the related long-term debt, resulting from fluctuations in exchange rates subsequent to the initial borrowings. All non-euro denominated borrowings are recorded each period using the period-end spot rate with the result recorded as foreign exchange gain or loss.

    In April 1999, the Company sold $355.0 million principal amount of its senior discount notes for net proceeds of $208.9 million to a small group of institutions (the "United 1999 Notes"). As part of the original distribution arrangements for the United 1999 Notes, the Company agreed to assist the group in reselling the United 1999 Notes and to pay them the difference if the notes are sold for less than the price the institutions paid plus the then additional accreted value and they agreed in turn to pay the Company the difference if the notes were resold for a greater price than the institutions paid plus the then additional accreted value. In May 2001, the Company agreed to modifications of these distribution arrangements that provide, among other things, that: (1) the resale of the United 1999 Notes will not occur before May 23, 2002, except in certain circumstances, including if the announced transaction with Liberty does not close by November 30, 2001, (2) the Company or New United (the new holding company of which the Company will become a subsidiary in connection with its transaction with Liberty) will deposit and maintain up to $150.0 million in an account with one of the institutions that hold the United 1999 Notes, and (3) New United and certain of its subsidiaries will also guarantee the Company's obligations under the United 1999 Notes and the Company's obligations to pay the institutions the difference if the United 1999 Notes are sold for less than the price the institutions paid plus the then accreted value. A subsidiary of the Company has deposited approximately $98.4 million in an account with one of the specified institutions. Because the Liberty transaction will not be closed before November 30, 2001, the Company is currently discussing alternative arrangements with the bondholders.

8.  Other Long-Term Debt

	September 30, 2001	December 31, 2000
	(In thousands)
UPC Bank Facility	$2,721,273	$2,224,696
Exchangeable Loan	874,166	—
DIC Loan	49,024	51,401
Other UPC	202,409	867,180
Austar Bank Facility (see Note 2)	196,580	223,501
VTR Bank Facility (see Note 2)	176,000	176,000
Other UAP	4,310	4,759
Other ULA	3,570	571

	4,227,332	3,548,108
Less current portion	(202,729)	(193,923)

Total other long-term debt	$4,024,603	$3,354,185

UPC Bank Facility

    In October 2000, UPC closed a $3.7 billion operating and term loan facility with a group of banks. The UPC Bank Facility indenture contains certain financial covenants and restrictions on UPC's subsidiaries regarding payment of dividends, ability to incur indebtedness, dispose of assets, and merge and enter into affiliate transactions. UPC was in compliance with these covenants as of September 30, 2001. Principal repayment will begin in 2004. The facility reaches final maturity in 2009. Concurrent with the closing, UPC entered into cross currency and interest rate swaps, pursuant to which a $347.5 million obligation under the UPC Bank Facility was effectively changed into a E408.1 million obligation until November 29, 2002. UPC entered into an interest rate swap of E1,725.0 million to fix the EURIBOR portion of the interest calculation to 4.55% for the period ending April 15, 2003.

Exchangeable Loan

    In May 2001, UPC completed a placement with Liberty of $1.2 billion 6.0% Guaranteed Discount Notes due 2007, receiving proceeds of $856.8 (E1,000.0) million (the "Exchangeable Loan"). Liberty has the right to exchange the notes, which were issued by a wholly-owned subsidiary of UPC, into ordinary shares of UPC under certain circumstances at E8.0 ($6.85) per share after May 29, 2002.

    The principal terms of the Exchangeable Loan are as follows:

  •
  Exchangeable at any time into UPC ordinary shares at E8.0 ($6.85) per share.

  •
  Callable in cash at any time in the first year at accreted value, then not callable until May 29, 2004, thereafter callable at descending premiums in cash, ordinary shares or a combination (at UPC's option) at any time prior to May 29, 2007.

  •
  UPC has the right, at its option, to require exchange of the Exchangeable Loan into UPC ordinary shares at E8.00 per share on a E1.00 for E1.00 basis for any equity raised by UPC at a price at or above E8.00 per share during the first two years, E10.00 per share during the third year, E12.00 per share during the fourth year, and E15.00 per share during and after the fifth year.

  •
  UPC has the right, at its option, to require exchange of the Exchangeable Loan into UPC ordinary shares, if on or after November 15, 2002, its ordinary shares trade at or above $10.28 for at least 20 out of 30 trading days, or if on or after May 29, 2004, UPC ordinary shares trade at or above $8.91 for at least 20 out of 30 trading days.

Foreign Exchange Contract

    In connection with the anticipated closing of the Liberty transaction and the previously anticipated rights offering of UPC, the Company entered into forward contracts with Toronto Dominion Securities to purchase E1.0 billion at a fixed conversion rate of 1.0797. For the nine months ended September 30, 2001, the total unrealized and realized loss on the forward contracts was $41.9 million. Subsequent to September 30, 2001, the remaining notional amount was settled for $0.9 million, resulting in a cumulative realized loss of $42.8 million.

9.  Minority Interest in Subsidiaries

	September 30, 2001	December 31, 2000
	(In thousands)
UPC	$983,432	$1,044,050
Subsidiaries of UPC	538,760	771,711
Austar United	21,850	50,665
TVSN	13,331	18,142

Total	$1,557,373	$1,884,568

10.  Stockholders' Deficit

Equity Transactions of Subsidiaries

    The issuance of common equity, variable plan accounting for stock options and the recognition of deferred compensation expense by the Company's subsidiaries affects the equity accounts of the Company. The following represents the effect on additional paid-in capital and deferred compensation as a result of these equity transactions:

	Nine Months Ended September 30, 2001
	UPC	Austar United	Total
	(In thousands)
Variable plan accounting for stock options	$(15,784)	$(194)	$(15,978)
Deferred compensation expense	15,784	194	15,978
Amortization of deferred compensation	8,614	5,151	13,765
Amortization of deferred compensation (minority interest)	—	(1,241)	(1,241)
Issuance of shares by subsidiary of UPC	(11,232)	—	(11,232)

Total	$(2,618)	$3,910	$1,292

Other Cumulative Comprehensive Loss

	September 30, 2001	December 31, 2000
	(In thousands)
Foreign currency translation adjustments	$(387,695)	$(265,567)
Unrealized gain (loss) on available-for-sale securities	11,661	(24,964)
Change in fair value of derivatives	(24,471)	—
Cumulative effect of change in accounting principle, net	342	—

Total	$(400,163)	$(290,531)

Series C and D Convertible Preferred Stock

    Pursuant to the terms of the Company's 7.0% Series C Senior Cumulative Convertible Preferred Stock and 7.0% Series D Senior Cumulative Convertible Preferred Stock, the dividends thereon cumulate, whether or not earned or declared, on a quarterly basis on March 31, June 30, September 30 and December 31 of each year. The dividends accrue from the last dividend payment date until paid in arrears, in cash or Class A Common Stock at United's option, although paying a cash dividend is prohibited under the terms of the Company's indentures. The Company's Board of Directors has not declared a dividend on the Series C or Series D Preferred Stock for the quarter ended September 30, 2001. Therefore, such dividend will continue to accrue. In the event dividends on the Series C Preferred Stock and Series D Preferred Stock are unpaid for six quarters, the holders of the Series C Preferred Stock and the holders of Series D Preferred Stock, voting as a separate class, will be entitled to elect two additional Directors to the Company's Board at the next regular or special meeting of the Company's stockholders.

11.  Impairment and Restructuring Charges

    During the second quarter of 2001, UPC identified indicators of possible impairment of long-lived assets, principally Indefeasible Rights of Use ("IRUs") and related goodwill within its subsidiary, Priority Telecom. Such indicators included significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition would be used within Priority Telecom because of reduced levels of private equity funding activity for CLEC businesses generally and UPC's inability to obtain financing for Priority Telecom in 2001 as previously planned. The changes in strategic plans included a decision to phase-out the legacy international wholesale voice operations of Cignal. When UPC and Priority Telecom reached an agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration to be paid for Cignal and the subsequent allocation of the purchase price. This allocation was completed by an independent third party in November 2000. Using the strategic plan prepared for the contemplated financing, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting in a write-down of tangible assets and related goodwill and other impairment charges of E319.0 ($278.9) million for the nine months ended September 30, 2001.

    Priority Telecom recorded restructuring and other impairment charges in connection with operations in Spain and other countries of E10.3 ($9.2) million for the three months ended September 30, 2001.

    A subsidiary of UPC has impaired the value of DTH boxes leased to certain former customers for which the recovery of the value of the boxes is unlikely. The amount of the impairment is based on the number of disconnected customers to whom the DTH boxes were rented, decreased by the number of collected boxes and multiplied by the net book value of the box at the end of the corresponding period. The amount of impairment charges for the three months ended September 30, 2001 totaled E19.4 ($17.3) million.

12.  Litigation and Claims

    Other than the following, the Company is not a party to any material legal proceeding, nor is the Company aware of any threatened material legal proceeding. From time to time, the Company may become involved in litigation relating to claims arising out of operations in the normal course of business.

    UPC has received a notice purporting to exercise certain option rights of the former Cignal shareholders. However, those option rights no longer exist since they were granted for the event that an initial public offering of Priority Telecom did not take place prior to October 1, 2001. Since a successful initial public offering of Priority Telecom was completed prior to that date, the notice is not effective and UPC will disregard it.

    UPC is currently engaged in arbitration proceedings in France. A minority shareholder of UPC's subsidiary, Médiaréseaux S.A., has instituted arbitration proceedings under ICC Rules alleging breach of contract under a certain Business Combination Agreement dated December 15, 1999 and entered into between inter alia, UPC and Intercomm France CVOHA ("ICH"). As part of the arbitration proceedings, ICH obtained an attachment of the shares held by UPC France Holding B.V. in Médiaréseaux S.A. UPC is vigorously defending the attachment and the arbitration proceedings and has filed appropriate counter claims.

    In May 2001, the United States Supreme Court affirmed the decision of the 10th Circuit U.S. Court of Appeals, which in April 2000 found in favor of the Company in a lawsuit against Wharf Holdings Limited ("Wharf"). The lawsuit consisted of United's claims of fraud, breach of fiduciary duty, breach of contract and negligent misrepresentation related to Wharf's grant to United in 1992 of an option to purchase a 10.0% equity interest in Wharf's cable television franchise in Hong Kong. The United States Supreme Court's decision affirms the 1997 U.S. District Court judgment in the Company's favor, which, together with accrued interest, totaled gross and net proceeds of approximately $201.2 million and $194.8 million, respectively, which was received during the second and third quarter of 2001.

13.  Basic and Diluted Net Loss Attributable to Common Stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Basic
Net loss	$(748,738)	$(353,937)	$(2,098,782)	$(884,841)
Accrual of dividends on Series B Convertible Preferred Stock	(472)	(444)	(1,393)	(1,319)
Accrual of dividends on Series C Convertible Preferred Stock	(7,438)	(7,438)	(22,313)	(22,313)
Accrual of dividends on Series D Convertible Preferred Stock	(5,031)	(5,032)	(15,093)	(15,094)

Basic net loss attributable to common stockholders	(761,679)	(366,851)	(2,137,581)	(923,567)

Diluted(1):
Accrual of dividends on Series B Convertible Preferred Stock	—	—	—	—
Accrual of dividends on Series C Convertible Preferred Stock	—	—	—	—
Accrual of dividends on Series D Convertible Preferred Stock	—	—	—	—

Diluted net loss attributable to common stockholders	$(761,679)	$(366,851)	$(2,137,581)	$(923,567)

(1)
Conversion of preferred stock is not assumed for the calculation of diluted net loss attributable to common stockholders because the effect is anti-dilutive.

14.  Related Party Transactions

Notes Receivable Related Party

	September 30, 2001	December 31, 2000
	(In thousands)
Liberty	$535,146	$243,451
Telecable	7,339	3,683
Other	18,025	11,016

Total	$560,510	$258,150

    The Company holds four notes from Liberty Media Corporation totaling $535.2 million and $243.5 million as of September 30, 2001 and December 31, 2000, respectively, including accrued interest of $25.2 million and $1.1 million, respectively. These notes bear interest at 8.0% annually and mature on November 30, 2001.

    The Company holds four notes from Telecable totaling $7.3 million and $3.7 million as of September 30, 2001 and December 31, 2000, respectively, including accrued interest of $0.1 million and $0.1 million, respectively. These notes bear interest ranging from 5.0% to 8.0% annually and mature on December 31, 2001.

Liberty Tender Offer for UPC Notes

    On November 7, 2001, Liberty announced the completion of a tender offer for a portion of UPC's July 1999 Senior Notes, UPC's October 1999 Senior Notes and UPC's January 2000 Senior Notes. According to Liberty's press release, Liberty acquired approximately $1.4 billion principal amount of bonds for total consideration of approximately $205.3 million, including accrued interest through November 8, 2001.

15. Segment and Geographic Information

    The Company provides video, voice and Internet services in numerous countries worldwide, and related content (programming) and other media services in a growing number of international markets.

    The Company evaluates performance and allocates resources based on the results of these divisions. The key operating performance criteria used in this evaluation include revenue growth and "Adjusted EBITDA". Adjusted EBITDA represents net operating loss before depreciation, amortization and stock-based compensation charges. Stock-based compensation charges result from variable plan accounting of our subsidiaries' regular and phantom stock option plans and are generally non-cash charges. Industry analysts generally consider Adjusted EBITDA to be a helpful way to measure the performance of cable television operations and communications companies. Adjusted EBITDA should not, however, be considered a replacement for net income, cash flows or for any other measure of performance or liquidity under generally accepted accounting principles, or as an indicator of a company's operating performance. The presentation of Adjusted EBITDA may not be comparable to statistics with a similar name reported by other companies. Not all companies and analysts calculate Adjusted EBITDA in the same manner.

    As the Company increases its bundling of products, the allocation of indirect operating and selling, general and administrative expenses between individual products will become increasingly difficult and may not represent the actual Adjusted EBITDA for individual products. Video, as represented in this segment information, includes results from cable television and DTH.

    A summary of segment information by geographic area is as follows:

	Three Months Ended September 30, 2001
	Video	Voice	Internet	Content	Other	Total
	(In thousands)
Revenue:
Europe:
The Netherlands	$55,259	$44,459	$21,186	$1,777	$1,115	$123,796
Austria	19,087	9,401	11,397	—	16	39,901
Belgium	3,358	—	2,054	—	—	5,412
Czech Republic	9,379	167	335	—	746	10,627
France	13,046	5,452	1,792	—	593	20,883
Hungary	17,177	6,388	953	—	—	24,518
Norway	10,936	1,545	2,158	—	—	14,639
Poland	32,134	—	448	625	—	33,207
Sweden	7,243	—	2,515	—	123	9,881
Germany	11,391	10	13	—	897	12,311
Corporate and other	8,382	—	164	—	1,134	9,680

Total Europe	187,392	67,422	43,015	2,402	4,624	304,855

Asia/Pacific:
Australia	38,041	827	2,435	2,984	38	44,325
Corporate and other	—	—	—	—	—	—

Total Asia/Pacific	38,041	827	2,435	2,984	38	44,325

Latin America:
Chile	26,045	13,535	1,664	—	—	41,244
Brazil	866	—	—	—	—	866
Corporate and other	386	—	35	—	12	433

Total Latin America	27,297	13,535	1,699	—	12	42,543
Corporate and other	—	—	—	—	142	142

Total Consolidated Revenue	$252,730	$81,784	$47,149	$5,386	$4,816	$391,865

Adjusted EBITDA:
Europe:
The Netherlands	$31,256	$(35,869)	$(5,935)	$(15,083)	$(10,813)	$(36,444)
Austria	8,458	590	2,911	—	(302)	11,657
Belgium	1,840	—	337	—	2	2,179
Czech Republic	2,633	26	23	(540)	299	2,441
France	(2,609)	(2,886)	(1,396)	—	(1,110)	(8,001)
Hungary	4,788	2,934	(98)	(891)	—	6,733
Norway	3,406	(877)	(386)	—	(68)	2,075
Poland	4,108	—	(589)	(5,337)	(3,574)	(5,392)
Sweden	2,783	—	(90)	—	(183)	2,510
Germany	5,991	—	(175)	—	(174)	5,642
Corporate and other	2,562	—	177	35	(18,055)	(15,281)

Total Europe	65,216	(36,082)	(5,221)	(21,816)	(33,978)	(31,881)

Asia/Pacific:
Australia	(1,766)	(270)	(5,720)	(2,010)	(621)	(10,387)
Corporate and other	—	—	—	—	512	512

Total Asia/Pacific	(1,766)	(270)	(5,720)	(2,010)	(109)	(9,875)

Latin America:
Chile	4,726	4,254	(303)	—	(712)	7,965
Brazil	(189)	—	—	—	—	(189)
Corporate and other	(493)	—	(292)	—	(1,618)	(2,403)

Total Latin America	4,044	4,254	(595)	—	(2,330)	5,373

Corporate and other	—	—	—	—	(5,461)	(5,461)

Total Consolidated Adjusted EBITDA	$67,494	$(32,098)	$(11,536)	$(23,826)	$(41,878)	$(41,844)

	For the Three Months Ended September 30, 2000
	Video	Voice	Internet	Content	Other	Total
	(In thousands)
Revenue:
Europe:
The Netherlands	$52,090	$29,509	$10,414	$1,685	$210	$93,908
Austria	19,104	7,678	6,545	—	—	33,327
Belgium	3,894	357	1,115	—	—	5,366
Czech Republic	6,018	234	86	—	526	6,864
France	13,118	2,282	625	—	—	16,025
Hungary	10,986	5,034	98	—	3	16,121
Norway	11,035	915	736	—	—	12,686
Poland	31,324	—	—	249	—	31,573
Sweden	7,423	57	1,563	—	—	9,043
Corporate and Other	7,440	—	—	—	1,104	8,544

Total Europe	162,432	46,066	21,182	1,934	1,843	233,457

Asia/Pacific:
Australia	41,859	—	1,225	—	969	44,053
Corporate and Other	—	—	—	—	—	—

Total Asia/Pacific	41,859	—	1,225	—	969	44,053

Latin America:
Chile	28,106	8,596	258	—	—	36,960
Brazil	1,333	—	—	—	—	1,333
Corporate and Other	463	—	—	—	13	476

Total Latin America	29,902	8,596	258	—	13	38,769

Corporate and other	—	—	—	—	26	26

Total Consolidated Revenue	$234,193	$54,662	$22,665	$1,934	$2,851	$316,305

Adjusted EBITDA:
Europe:
The Netherlands	$25,725	$(21,105)	$(37,897)	$(14,034)	$(4,079)	$(51,390)
Austria	9,389	(1,167)	464	—	—	8,686
Belgium	1,140	87	(1,573)	—	—	(346)
Czech Republic	(3,241)	11	55	—	227	(2,948)
France	3,485	(5,693)	(2,252)	—	7	(4,453)
Hungary	527	2,791	(545)	—	3	2,776
Norway	4,234	(2,492)	(576)	—	(96)	1,070
Poland	(501)	—	(269)	(10,307)	(161)	(11,238)
Sweden	2,496	(925)	(1,616)	—	(90)	(135)
Corporate and Other	4,011	(591)	1,792	(311)	(33,464)	(28,563)

Total Europe	47,265	(29,084)	(42,417)	(24,652)	(37,653)	(86,541)

Asia/Pacific:
Australia	(9,358)	(777)	(4,801)	—	751	(14,185)
Corporate and Other	—	—	—	—	678	678

Total Asia/Pacific	(9,358)	(777)	(4,801)	—	1,429	(13,507)

Latin America:
Chile	5,683	821	(1,206)	—	(2,416)	2,882
Brazil	82	—	—	—	—	82
Corporate and Other	(265)	—	—	—	996	731

Total Latin America	5,500	821	(1,206)	—	(1,420)	3,695

Corporate and other	—	—	—	—	(3,372)	(3,372)

Total Consolidated Adjusted EBIDTA	$43,407	$(29,040)	$(48,424)	$(24,652)	$(41,016)	$(99,725)

	Nine Months Ended September 30, 2001
	Video	Voice	Internet	Content	Other	Total
	(In thousands)
Revenue:
Europe:
The Netherlands	$165,358	$162,644	$53,405	$5,238	$2,476	$389,121
Austria	56,665	27,530	32,197	—	316	116,708
Belgium	10,307	—	6,108	—	—	16,415
Czech Republic	27,608	548	797	—	1,627	30,580
France	40,749	14,956	4,904	—	1,017	61,626
Hungary	47,817	17,597	2,075	—	—	67,489
Norway	33,130	4,474	5,762	—	—	43,366
Poland	103,328	—	980	1,988	—	106,296
Sweden	22,594	—	7,024	—	307	29,925
Germany	32,949	29	36	—	1,885	34,899
Corporate and other	24,488	—	426	6	3,027	27,947

Total Europe	564,993	227,778	113,714	7,232	10,655	924,372

Asia/Pacific:
Australia	113,989	2,451	8,061	8,210	214	132,925
Corporate and other	—	—	—	—	—	—

Total Asia/Pacific	113,989	2,451	8,061	8,210	214	132,925

Latin America:
Chile	81,643	38,308	3,982	—	—	123,933
Brazil	2,983	—	—	—	—	2,983
Corporate and other	1,402	—	66	—	37	1,505

Total Latin America	86,028	38,308	4,048	—	37	128,421

Corporate and other	—	—	—	—	142	142

Total Consolidated Revenue	$765,010	$268,537	$125,823	$15,442	$11,048	$1,185,860

Adjusted EBITDA:
Europe:
The Netherlands	$86,549	$(89,394)	$(47,796)	$(42,187)	$(32,560)	$(125,388)
Austria	24,456	2,566	7,019	—	1,078	35,119
Belgium	4,556	—	(590)	—	3	3,969
Czech Republic	7,823	13	(369)	(1,354)	747	6,860
France	(2,496)	(9,831)	(4,387)	—	473	(16,241)
Hungary	13,573	8,820	(607)	(2,579)	—	19,207
Norway	10,653	(3,230)	(1,710)	—	200	5,913
Poland	2,225	—	(3,337)	(23,231)	(3,581)	(27,924)
Sweden	7,878	(73)	(1,776)	—	(441)	5,588
Germany	18,702	(21)	(483)	—	(957)	17,241
Corporate and other	6,925	—	376	95	(65,356)	(57,960)

Total Europe	180,844	(91,150)	(53,660)	(69,256)	(100,394)	(133,616)

Asia/Pacific:
Australia	(9,783)	(1,235)	(16,715)	(5,984)	(2,412)	(36,129)
Corporate and other	—	—	—	—	1,516	1,516

Total Asia/Pacific	(9,783)	(1,235)	(16,715)	(5,984)	(896)	(34,613)

Latin America:
Chile	13,754	8,959	(1,872)	—	(2,250)	18,591
Brazil	(412)	—	—	—	—	(412)
Corporate and other	(976)	—	(760)	—	(3,202)	(4,938)

Total Latin America	12,366	8,959	(2,632)	—	(5,452)	13,241

Corporate and other	—	—	—	—	(17,713)	(17,713)

Total Consolidated Adjusted EBITDA	$183,427	$(83,426)	$(73,007)	$(75,240)	$(124,455)	$(172,701)

	Nine Months Ended September 30, 2000
	Video	Voice	Internet	Content	Other	Total
	(In thousands)
Revenue:
Europe:
The Netherlands	$148,119	$74,655	$24,048	$2,830	$549	$250,201
Austria	58,719	20,670	18,091	—	—	97,480
Belgium	11,260	958	2,935	—	—	15,153
Czech Republic	17,854	713	86	—	2,235	20,888
France	41,078	6,304	1,630	—	—	49,012
Hungary	33,350	15,242	220	—	10	48,822
Norway	34,451	2,060	1,671	—	—	38,182
Poland	87,246	—	—	1,409	—	88,655
Sweden	23,277	275	3,879	—	—	27,431
Corporate and other	15,103	—	—	—	1,969	17,072

Total Europe	470,457	120,877	52,560	4,239	4,763	652,896

Asia/Pacific:
Australia	124,396	—	1,654	—	2,310	128,360
New Zealand	844	3,166	878	—	—	4,888
Corporate and other	—	—	—	—	—	—

Total Asia/Pacific	125,240	3,166	2,532	—	2,310	133,248

Latin America:
Chile	86,325	22,412	466	—	—	109,203
Brazil	4,062	—	—	—	—	4,062
Corporate and other	1,512	—	—	—	49	1,561

Total Latin America	91,899	22,412	466	—	49	114,826

Corporate and other	—	—	—	—	78	78

Total Consolidated Revenue	$687,596	$146,455	$55,558	$4,239	$7,200	$901,048

Adjusted EBITDA:
Europe:
The Netherlands	$73,222	$(54,316)	$(107,455)	$(33,510)	$(9,647)	$(131,706)
Austria	30,692	(4,442)	955	—	—	27,205
Belgium	3,972	(159)	(3,999)	—	—	(186)
Czech Republic	(1,269)	45	57	—	828	(339)
France	9,891	(14,851)	(6,150)	—	(284)	(11,394)
Hungary	7,808	8,381	(2,563)	—	9	13,635
Norway	13,131	(8,419)	(2,290)	—	(219)	2,203
Poland	(4,369)	—	(279)	(36,272)	(1,292)	(42,212)
Sweden	8,706	(2,632)	(5,904)	—	(93)	77
Corporate and other	7,009	(1,490)	(1,510)	(510)	(75,069)	(71,570)

Total Europe	148,793	(77,883)	(129,138)	(70,292)	(85,767)	(214,287)

Asia/Pacific:
Australia	(9,801)	(903)	(15,162)	—	(505)	(26,371)
New Zealand	(253)	(357)	248	—	(1,344)	(1,706)
Corporate and other	—	—	—	—	1,626	1,626

Total Asia/Pacific	(10,054)	(1,260)	(14,914)	—	(223)	(26,451)

Latin America:
Chile	18,634	2,033	(2,103)	—	(6,944)	11,620
Brazil	(68)	—	—	—	—	(68)
Corporate and other	(672)	—	—	—	2,994	2,322

Total Latin America	17,894	2,033	(2,103)	—	(3,950)	13,874

Corporate and other	—	—	—	—	(10,063)	(10,063)

Total Consolidated Adjusted EBITDA	$156,633	$(77,110)	$(146,155)	$(70,292)	$(100,003)	$(236,927)

	September 30, 2001	December 31, 2000
	(In thousands)
Total Assets
Europe:
The Netherlands	$3,326,818	$3,400,264
Poland	1,109,866	1,222,790
Germany	859,009	969,679
France	837,468	849,011
Austria	410,350	430,988
Sweden	358,639	420,827
Hungary	342,514	349,788
Norway	280,230	296,494
Czech Republic	207,979	214,598
Belgium	44,544	43,141
Corporate and other	1,704,995	2,685,366

Total Europe	9,482,412	10,882,946

Asia/Pacific:
Australia	342,793	483,574
New Zealand	39,246	37,119
Corporate and other	63,129	47,385

Total Asia/Pacific	445,168	568,078

Latin America:
Chile	498,303	521,812
Brazil	15,736	17,039
Corporate and other	131,477	48,283

Total Latin America	645,516	587,134

Corporate and other	837,279	965,615

Total Company	$11,410,375	$13,003,773

    The Company's consolidated Adjusted EBITDA reconciles to the condensed consolidated statement of operations and comprehensive income (loss) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Operating loss	$(355,408)	$(306,970)	$(1,302,875)	$(802,263)
Depreciation and amortization	275,578	207,519	823,824	566,296
Stock-based compensation expense (credit)	3,850	(274)	982	(960)
Impairment and restructuring charges	34,136	—	305,368	—

Consolidated Adjusted EBITDA	$(41,844)	$(99,725)	$(172,701)	$(236,927)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. These forward-looking statements may include, among other things, statements concerning our plans, objectives and future economic prospects, expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from what we say or imply with such forward-looking statements. These factors include, among other things, changes in television viewing preferences and habits by our subscribers and potential subscribers and their acceptance of our new digital video, telephone and Internet access services we may offer. They also include our ability to secure adequate capital to fund other system growth and development and any acquisitions, our ability to successfully close proposed transactions, risks inherent in investment and operations in foreign countries, changes in government regulation and changes in the nature of key strategic relationships with joint venturers. We and our subsidiaries have announced several potential acquisitions, many of which are subject to various conditions, some of which may not occur. We have disclosed estimated adjustments to our financial statements as a result of planned transactions. We also will be subject to new accounting rules that may require future write-downs due to impairment of goodwill and other indefinite-lived intangible assets. These adjustments and potential impairment write-downs will be based on underlying fair values of such assets, which are subject to change. We have also included forward-looking statements concerning our potential plans to refinance our operating companies' bank facilities. Many factors outside of our control will affect our ability to refinance this indebtedness, including general financial market conditions. These forward-looking statements apply only as of the time of this report, and we have no obligation or plans to provide updates or revisions to these forward-looking statements or any other changes in events, conditions or circumstances on which these statements are based. The following discussion and analysis of financial condition and results of operations cover the three and nine months ended September 30, 2001 and 2000, and should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere herein. These unaudited condensed consolidated financial statements provide additional information regarding our financial activities and condition.

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

Summary Operating Data

    The following comparative operating data reflects video subscribers, voice subscribers and lines, Content and Internet subscribers for systems in which we had an ownership interest as of September 30, 2001.

OPERATING SYSTEM DATA—VIDEO

	September 30, 2001
	United Ownership	System Ownership	Homes in Service Area	Homes Passed	Two-way Homes Passed	Basic Subscribers	Basic Penetration
UPC:
The Netherlands	53.1%	100.0%	2,644,500	2,514,500	2,209,300	2,369,300	94.2%
Germany(1)	13.3-27.1%	25.0-51.0%	2,641,200	2,641,200	430,100	1,901,800	72.0%
Poland	53.1%	100.0%	1,851,800	1,851,800	181,000	1,318,800	71.2%
Hungary	52.5-53.1%	98.9-100.0%	1,001,100	910,600	362,800	704,800	77.4%
Austria	50.4%	95.0%	1,081,400	923,300	920,100	493,200	53.4%
Israel	24.7%	46.6%	680,000	660,400	405,000	426,800	64.6%
Czech Republic	53.1%	100.0%	913,000	786,400	179,300	381,300	48.5%
France	48.9%	92.0%	2,656,500	1,290,700	536,700	433,900	33.6%
Norway	53.1%	100.0%	529,000	476,300	155,300	332,200	69.7%
Slovak Republic	50.4-53.1%	95.0-100.0%	517,800	373,200	17,300	317,300	85.0%
Romania	27.1-37.2%	51.0-70.0%	648,500	450,700	—	289,100	64.1%
Sweden	53.1%	100.0%	770,000	421,600	244,400	260,900	61.9%
Belgium	53.1%	100.0%	530,000	152,300	152,300	122,400	80.4%
Malta	26.6%	50.0%	184,500	182,800	35,000	91,000	49.8%

Total			16,649,300	13,635,800	5,828,600	9,442,800

Asia/Pacific:
Australia	81.3%	100.0%	2,085,000	2,083,100	—	434,700	20.9%
Philippines	19.6%	49.0%	600,000	517,500	29,500	181,600	35.1%
New Zealand	40.7%	50.0%	146,900	128,200	128,200	26,000	20.3%

Total			2,831,900	2,728,800	157,700	642,300

Latin America:
Chile	100.0%	100.0%	2,350,000	1,652,100	836,300	445,100	26.9%
Mexico	90.3%	90.3%	395,300	277,700	87,300	75,800	27.3%
Brazil (Jundiai)	49.0%	49.0%	70,200	67,900	—	16,900	24.9%
Brazil (TV Show Brasil)	100.0%	100.0%	463,000	390,000	—	15,100	3.9%
Peru	100.0%	100.0%	140,000	64,500	—	8,700	13.5%

	Total		3,418,500	2,452,200	923,600	561,600

TOTAL			22,899,700	18,816,800	6,909,900	10,646,700

TOTAL BASED ON CONSOLIDATED SYSTEMS(2)			18,895,700	15,055,200	5,806,900	8,515,900

TOTAL BASED ON PROPORTIONATE DATA(3)			12,610,300	10,134,300	3,727,000	5,057,900

(1)
Includes 299,900 subscribers in The Netherlands.

(2)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.

(3)
Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA—VOICE

	September 30, 2001
			Subscribers		Lines
	United Ownership	System Ownership
			Residential	Business(3)	Residential	Business(3)
UPC:
The Netherlands	53.1%	100.0%	166,200	—	207,300	—
Austria	50.4%	95.0%	130,200	—	131,300	—
Hungary	52.5-53.1%	98.9-100.0%	67,300	—	72,700	—
France	48.9%	92.0%	59,800	—	62,400	—
Norway	53.1%	100.0%	18,600	—	20,200	—
Czech Republic	53.1%	100.0%	3,400	—	3,400	—
Germany	27.1%	51.0%	100	—	100	—

Total			445,600	—	497,400	—

Austar United:
New Zealand	40.7%	50.0%	39,900	2,000	46,900	6,600
Australia	81.3%	100.0%	11,000	—	11,000	—

Total			50,900	2,000	57,900	6,600

VTR:
Chile	100.0%	100.0%	171,300	1,700	190,100	3,400

TOTAL			667,800	3,700	745,400	10,000

TOTAL BASED ON CONSOLIDATED SYSTEMS(1)			627,900	1,700	698,500	3,400

TOTAL BASED ON PROPORTIONATE DATA(2)			427,000	2,500	476,000	6,100

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.

(2)
Summation of the operating system data multiplied by our ownership percentage.

(3)
UPC sold its 100%-owned business, Uniport, in April 2001.

OPERATING SYSTEM DATA—INTERNET AND CONTENT

	September 30, 2001
	United Ownership	System Ownership	Subscribers
INTERNET:
UPC:
The Netherlands	53.1%	100.0%	219,600
Austria	50.4%	95.0%	129,500
Sweden	53.1%	100.0%	44,100
Germany	13.3-27.1%	25.0-51.0%	27,300
Norway	53.1%	100.0%	22,300
Belgium	53.1%	100.0%	20,300
France	48.9%	92.0%	19,900
Hungary	52.5-53.1%	98.9-100.0%	10,500
Czech Republic	53.1%	100.0%	4,200
Poland	53.1%	100.0%	5,500
Malta	26.6%	50.0%	4,000

Total			507,200

Austar United:
Australia	81.3%	100.0%	78,100
New Zealand	40.7%	50.0%	65,300

Total			143,400

Latin America:
Chile	100.0%	100.0%	21,300
Mexico	90.3%	90.3%	1,000

Total			22,300

TOTAL			672,900

TOTAL BASED ON CONSOLIDATED SYSTEMS(1)			575,600

TOTAL BASED ON PROPORTIONATE DATA(2)			365,300

CONTENT:
UPC:
UPCtv	53.1%	100.0%	8,688,000
Spain/Portugal	26.6%	50.0%	7,873,000
Ireland	42.5%	80.0%	5,689,000
MTV Joint Venture	26.6%	50.0%	2,881,000
Poland	53.1%	100.0%	950,000
Hungary	53.1%	100.0%	30,000
Czech Republic	53.1%	100.0%	15,000
Slovak Republic	53.1%	100.0%	2,000

Total			26,128,000

Austar United:
Australia	40.7%	50.0%	7,077,800

MGM Networks LA:
Latin America	50.0%	50.0%	15,009,900

TOTAL			48,215,700

TOTAL BASED ON CONSOLIDATED SYSTEMS(1)			15,374,000

TOTAL BASED ON PROPORTIONATE DATA(2)			20,796,800

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.

(2)
Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA—VIDEO

	September 30, 2000
	United Ownership	System Ownership	Homes in Service Area	Homes Passed	Two-way Homes Passed	Basic Subscribers	Basic Penetration
UPC:
The Netherlands	52.6%	100.0%	2,552,100	2,440,600	1,963,200	2,257,600	92.5%
Poland	52.6%	100.0%	1,950,000	1,811,300	84,000	1,425,700	78.7%
Germany	13.2%	25.1%	1,422,900	1,422,800	30,400	919,600	64.6%
Hungary	52.0-52.6%	98.9-100.0%	1,001,100	824,300	249,800	614,700	74.6%
Austria	50.0%	95.0%	1,081,000	913,800	904,300	474,000	51.9%
Israel	24.5%	46.6%	660,000	631,400	393,200	447,100	70.8%
France	48.4%	92.0%	2,518,300	1,124,600	343,700	382,100	34.0%
Czech Republic	52.6%	100.0%	894,300	775,200	72,000	409,700	52.9%
Norway	52.6%	100.0%	529,000	473,700	99,500	331,400	70.0%
Romania	26.8-36.8%	51.0-70.0%	668,500	460,000	—	282,600	61.4%
Sweden	52.6%	100.0%	770,000	424,600	230,900	250,500	59.0%
Slovak Republic	50.0-52.6%	95.0-100.0%	417,800	296,500	—	245,300	82.7%
Belgium	52.6%	100.0%	530,000	152,100	152,100	124,000	81.5%
Malta	26.3%	50.0%	181,500	177,100	—	81,600	46.1%

Total			15,176,500	11,928,000	4,523,100	8,245,900

Asia/Pacific:
Australia	72.3%	100.0%	2,085,000	2,083,100	—	427,000	20.5%
Philippines	19.6%	49.0%	600,000	483,400	—	193,700	40.1%
New Zealand	36.2%	50.0%	141,000	94,500	94,500	20,100	21.3%

Total			2,826,000	2,661,000	94,500	640,800

Latin America:
Chile	100.0%	100.0%	2,350,000	1,611,100	545,500	408,500	25.4%
Mexico	90.3%	90.3%	341,600	242,400	—	65,600	27.1%
Brazil (Jundiai)	46.3%	46.3%	70,200	67,500	—	17,500	25.9%
Brazil (TV Show Brasil)	100.0%	100.0%	437,000	276,900	—	15,300	5.5%
Peru	100.0%	100.0%	140,000	63,900	—	7,600	11.9%

Total			3,338,800	2,261,800	545,500	514,500

TOTAL			21,341,300	16,850,800	5,163,100	9,401,200

TOTAL BASED ON CONSOLIDATED SYSTEMS(1)			17,924,100	13,731,700	4,645,000	7,656,000

TOTAL BASED ON PROPORTIONATE DATA(2)			11,892,200	9,184,800	2,797,600	4,608,300

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.

(2)
Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA-VOICE

	September 30, 2000
			Subscribers		Lines
	United Ownership	System Ownership
			Residential	Business	Residential	Business
UPC:
The Netherlands	52.6%	100.0%	154,900	—	178,100	—
Austria	50.0%	95.0%	80,500	—	81,900	—
Hungary	52.0%	98.9%	65,600	—	67,700	—
France	48.4%	92.0%	29,600	—	30,500	—
Norway	52.6%	100.0%	10,500	—	11,500	—
Czech Republic	52.6%	100.0%	3,600	—	3,600	—

Total			344,700	—	373,300	—

Austar United:
New Zealand	36.2%	50.0%	30,300	1,400	35,600	4,000
Australia	72.3%	100.0%	—	—	—	—

Total			30,300	1,400	35,600	4,000

VTR:
Chile	100.0%	100.0%	101,800	900	110,500	2,300

TOTAL			476,800	2,300	519,400	6,300

TOTAL BASED ON CONSOLIDATED SYSTEMS(1)			446,500	900	483,800	2,300

TOTAL BASED ON PROPORTIONATE DATA(2)			290,300	1,400	315,900	3,700

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.

(2)
Summation of the operating system data multiplied by our ownership percentage.

OPERATING SYSTEM DATA—INTERNET AND CONTENT

	September 30, 2000
	United Ownership	System Ownership	Subscribers
INTERNET:
UPC:
The Netherlands	52.6%	100.0%	138,100
Austria	50.0%	95.0%	79,700
Sweden	52.6%	100.0%	24,100
Belgium	52.6%	100.0%	13,600
Norway	52.6%	100.0%	10,000
France	48.4%	92.0%	8,900
Czech Republic	52.6%	100.0%	2,200
Hungary	52.6%	100.0%	1,300
Germany	13.2%	25.1%	200

Total			278,100

Austar United:
New Zealand	36.2%	50.0%	40,900
Australia	72.3%	100.0%	24,900

Total			65,800

Latin America:
Chile	100.0%	100.0%	5,000

TOTAL			348,900

TOTAL BASED ON CONSOLIDATED SYSTEMS(1)			307,800

TOTAL BASED ON PROPORTIONATE DATA(2)			181,600

CONTENT:
UPC:
Ireland	42.1%	80.0%	3,894,000
Spain/Portugal	26.3%	50.0%	6,166,000
UPCtv	52.6%	100.0%	3,070,000
MTV Joint Venture	26.3%	50.0%	3,206,000
Poland	52.6%	100.0%	1,292,000

Total			17,628,000

Austar United:
Australia	36.2%	50.0%	6,339,000

MGM Networks LA:
Latin America	50.0%	50.0%	11,254,800

TOTAL			35,221,800

TOTAL BASED ON CONSOLIDATED SYSTEMS(1)			8,256,000

TOTAL BASED ON PROPORTIONATE DATA(2)			14,316,800

(1)
Summation of the operating system data for those systems that we consolidate in our financial statements due to majority ownership and control.

(2)
Summation of the operating system data multiplied by our ownership percentage.

Results of Operations

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
UPC	$304,855	$233,457	$924,372	$652,896
Austar United	44,325	44,053	132,925	133,248
VTR	41,244	36,960	123,933	109,203
Other Latin America	1,299	1,809	4,488	5,623
Other	142	26	142	78

Consolidated revenue	$391,865	$316,305	$1,185,860	$901,048

    Consolidated revenue increased $75.6 million, or 23.9%, for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, and increased $284.8 million, or 31.6% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, the detail of which is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2000		2001		2000
	(In thousands)
UPC revenue:
Video		$187,392		$162,432		$564,993		$470,457
Voice		67,422		46,066		227,778		120,877
Internet		43,015		21,182		113,714		52,560
Content		2,402		1,934		7,232		4,239
Other		4,624		1,843		10,655		4,763

Consolidated UPC revenue		$304,855		$233,457		$924,372		$652,896

Consolidated UPC revenue in euros	E	342,444	E	257,877	E	1,033,385	E	695,466

Austar United revenue:
Video		$38,041		$41,859		$113,989		$125,240
Voice		827		—		2,451		3,166
Internet		2,435		1,225		8,061		2,532
Content		2,984		—		8,210		—
Other		38		969		214		2,310

Consolidated Austar United revenue		$44,325		$44,053		$132,925		$133,248

Consolidated Austar United revenue in A$	A$	86,466	A$	76,759	A$	256,600	A$	222,600

VTR revenue:
Video		$26,045		$28,106		$81,643		$86,325
Voice		13,535		8,596		38,308		22,412
Internet		1,664		258		3,982		466

Consolidated VTR revenue		$41,244		$36,960		$123,933		$109,203

Consolidated VTR revenue in Chilean pesos	CP	27,644,751	CP	20,421,613	CP	76,475,615	CP	57,713,492

    Revenue for UPC in U.S. dollar terms increased $71.4 million, or 30.6%, from $233.5 million for the three months ended September 30, 2000 to $304.9 million for the three months ended September 30, 2001. Revenue for UPC in U.S. dollar terms increased $271.5 million, or 41.6%, from $652.9 million for the nine months ended September 30, 2000 to $924.4 million for the nine months ended September 30, 2001. On a functional currency basis, UPC's revenue increased E84.5 million, or 32.8%, from E257.9 million for the three months ended September 30, 2000 to E342.4 million for the three months ended September 30, 2001. UPC's revenue increased E337.9 million, or 48.6%, from E695.5 million for the nine months ended September 30, 2000 to E1,033.4 million for the nine months ended September 30, 2001. Video revenue accounted for E31.1 million and E130.9 million of this increase for the three and nine months ended September 30, 2001, respectively, primarily due to organic subscriber growth, increases in average revenue per subscriber and new revenue from UPC's acquisition of K&T Group (The Netherlands), which we included in our consolidated results effective March 31, 2000, and the acquisition of EWT (Germany), which we included in our consolidated results effective October 1, 2000. Video revenue also increased due to the launch of DTH services in Hungary, the Czech Republic and the Slovak Republic, offset by increased churn in Poland due to a significant rate increase for UPC's DTH service. UPC will deconsolidate the results of its DTH operations in Poland upon closure of the announced transaction with Canal+. Voice revenue accounted for E24.9 million and E125.6 million of the total increase in revenue for the three and nine months ended September 30, 2001, respectively, primarily due to the acquisition of Cignal and organic subscriber growth (445,600 subscribers at September 30, 2001 compared to 365,300 subscribers at September 30, 2000), offset by Priority Telecom's decision in the third quarter to exit the wholesale voice business in order to refocus on the high margin data business. The increase in Internet revenue for the three and nine months ended September 30, 2001 compared to the same periods in the prior year was primarily due to organic subscriber growth in Internet access services (507,200 subscribers at September 30, 2001 compared to 278,100 subscribers at September 30, 2000).

    Revenue for Austar United in Australian dollars increased A$9.7 million, or 12.6%, from A$76.8 ($44.1) million for the three months ended September 30, 2000 to A$86.5 ($44.3) million for the three months ended September 30, 2001, due primarily to the launch of its mobile telephony business in the fourth quarter 2000 and revenue from TVSN, a national shopping channel in Australia and New Zealand, acquired in October 2000. Revenue for Austar United increased A$34.0 million, or 15.3%, from A$222.6 ($133.2) million for the nine months ended September 30, 2000 to A$256.6 ($132.9) million for the nine months ended September 30, 2001. Video revenue accounted for A$10.5 million of this increase, due to organic subscriber growth (average of 428,691 subscribers for the nine months ended September 30, 2001 compared to an average of 401,216 subscribers for the nine months ended September 30, 2000), offset by a reduction in the average monthly revenue per video subscriber from A$55.78 ($33.04) for the nine months ended September 30, 2000 to A$54.74 ($28.36) for the nine months ended September 30, 2001, due to lower premium revenues in the current period. The remaining increase was due to the launch of wireless data services in late first quarter 2000, the launch of its mobile telephony business in the fourth quarter 2000 and revenue from TVSN. The total increase in revenue for the nine months ended September 30, 2001 compared to the same period in the prior year was offset by a A$7.9 ($4.9) million reduction in revenue as a result of the de-consolidation of TelstraSaturn effective April 1, 2000.

    Revenue for VTR in U.S. dollar terms increased $4.2 million, or 11.4%, from $37.0 million for the three months ended September 30, 2000 to $41.2 million for the three months ended September 30, 2001. Revenue for VTR in U.S. dollar terms increased $14.7 million, or 13.5%, from $109.2 million for the nine months ended September 30, 2000 to $123.9 million for the nine months ended September 30, 2001. On a functional currency basis, VTR's revenue increased CP7.22 billion, or 35.4%, from CP20.42 billion for the three months ended September 30, 2000 to CP27.64 billion for the three months ended September 30, 2001. VTR's revenue increased CP18.77 billion, or 32.5%, from CP57.71 billion for the nine months ended September 30, 2000 to CP76.48 billion for the nine months ended September 30, 2001. Voice revenue accounted for CP4.32 billion and CP11.84 billion of this increase for the three and nine months ended September 30, 2001, respectively, primarily due to telephone subscriber growth (173,000 subscribers at September 30, 2001 compared to 102,700 subscribers at September 30, 2000), as well as an increase in the average monthly revenue per telephone subscriber from CP15,399 and CP15,166 for the three and nine months ended September 30, 2000, respectively, to CP16,316 and CP15,933 for the three and nine months ended September 30, 2001, respectively. On a functional currency basis, video revenue for the three and nine months ended September 30, 2001 compared to the prior periods increased 12.4% and 10.3%, respectively, primarily due to an increase in the number of video subscribers from 408,500 subscribers as of September 30, 2000 to 445,100 subscribers as of September 30, 2001. Average monthly revenue per video subscriber remained flat on a functional currency basis.

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
		(In thousands)
UPC	$(32,791)	$(87,413)	$(135,579)	$(217,741)
Austar United	(10,387)	(14,185)	(36,129)	(28,077)
VTR	7,965	2,882	18,591	11,620
Corporate	(5,461)	(3,372)	(17,713)	(10,063)
Eliminations and other	(1,170)	2,363	(1,871)	7,334

Consolidated Adjusted EBITDA (1)	$(41,844)	$(99,725)	$(172,701)	$(236,927)

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

    Adjusted EBITDA increased $57.9 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000, and increased $64.2 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, the detail of which is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2000		2001		2000
	(In thousands)
UPC Adjusted EBITDA:
Video		$65,216		$47,265		$180,844		$148,793
Voice		(36,082)		(29,084)		(91,150)		(77,883)
Internet		(5,221)		(42,417)		(53,660)		(129,138)
Content		(21,816)		(24,652)		(69,256)		(70,292)
Corporate and other		(34,888)		(38,525)		(102,357)		(89,221)

Consolidated UPC Adjusted EBITDA		$(32,791)		$(87,413)		$(135,579)		$(217,741)

Consolidated UPC Adjusted EBITDA in euros	E	(36,834)	E	(96,556)	E	(152,010)	E	(231,981)

Austar United Adjusted EBITDA:
Video		$(1,766)		$(9,358)		$(9,783)		$(10,054)
Voice		(270)		(777)		(1,235)		(1,260)
Internet		(5,720)		(4,801)		(16,715)		(14,914)
Content		(2,010)		—		(5,984)		—
Management fees and other		(621)		751		(2,412)		(1,849)

Consolidated Austar United Adjusted EBITDA		$(10,387)		$(14,185)		$(36,129)		$(28,077)

Consolidated Austar United Adjusted EBITDA in A$	A$	(20,263)	A$	(22,900)	A$	(69,751)	A$	(45,932)

VTR Adjusted EBITDA:
Video		$4,726		$5,683		$13,754		$18,634
Voice		4,254		821		8,959		2,033
Internet		(303)		(1,206)		(1,872)		(2,103)
Management fees and other		(712)		(2,416)		(2,250)		(6,944)

Consolidated VTR Adjusted EBITDA		$7,965		$2,882		$18,591		$11,620

Consolidated VTR Adjusted EBITDA in Chilean pesos	CP	5,341,082	CP	1,582,410	CP	11,609,453	CP	6,105,696

    Adjusted EBITDA for UPC in U.S. dollar terms increased $54.6 million, from negative $87.4 million for the three months ended September 30, 2000 to negative $32.8 million for the three months ended September 30, 2001. Adjusted EBITDA for UPC increased $82.1 million, from negative $217.7 million for the nine months ended September 30, 2000 to negative $135.6 million for the nine months ended September 30, 2001. On a functional currency basis, UPC's Adjusted EBITDA increased E59.8 million from negative E96.6 million for the three months ended September 30, 2000 to negative E36.8 million for the three months ended September 30, 2001. UPC's Adjusted EBITDA increased E80.0 million, from negative E232.0 million for the nine months ended September 30, 2000 to negative E152.0 million for the nine months ended September 30, 2001. Video Adjusted EBITDA accounted for E21.0 million and E44.2 million of this increase for the three and nine months ended September 30, 2001, respectively, due to the acquisitions of K&T and EWT, improved Adjusted EBITDA generally due to a continued focus on cost controls, improved Adjusted EBITDA from the DTH systems in Hungary and the Czech Republic as they gained subscribers and realized economies of scale and improved Adjusted EBITDA from its DTH operations in Poland due to lower marketing and customer acquisition costs. UPC will deconsolidate the results of its DTH operations in Poland upon closure of the announced transaction with Canal+. The deterioration in UPC's Adjusted EBITDA from its voice business for the three and nine months ended September 30, 2001 compared to the same periods in the prior year was primarily due to the acquisition of Cignal and associated costs for the development and launch of products within new markets, offset by achieving certain economies of scale in the cable telephony business, lower start-up costs and cost savings achieved from continued integration and restructuring of operations. The improvement in UPC's Adjusted EBITDA from its Internet business for the three and nine months ended September 30, 2001 compared to the same periods in the prior year was primarily due to continued subscriber growth and achieving certain economies of scale in its Internet access business, in addition to lower startup costs and cost savings from continued integration and restructuring of operations. UPC's corporate and other Adjusted EBITDA decreased for the nine months ended September 30, 2001. The decrease was primarily due to costs incurred for the development of UPC's digital set-top computer, as well as investigation of new technologies such as near video-on-demand and voice-over Internet Protocol telephony. UPC also continued to incur system costs for the development and rollout of UPC's pan-European financial and customer care systems. UPC ended the broadcasting of the paid sports channel, Sport 1, in the Czech Republic and Slovakia as of October 31, 2001.

    Adjusted EBITDA for Austar United improved A$2.6 million, from negative A$22.9 ($14.2) million for the three months ended September 30, 2000 to negative A$20.3 ($10.4) million for the three months ended September 30, 2001, due primarily to improved video EBITDA from the reduction of programming cost per subscriber effective July 1, 2001, as a result of negotiations with XYZ Entertainment. Adjusted EBITDA for Austar United decreased A$23.9 million, from negative A$45.9 ($28.1) million for the nine months ended September 30, 2000 to negative A$69.8 ($36.1) million for the nine months ended September 30, 2001, primarily due to an incremental increase in video programming costs, as the Australian dollar continued to weaken from period to period and development and start-up costs associated with TVSN, offset by the de-consolidation of TelstraSaturn and the resulting removal of approximately A$2.5 ($1.7) million of negative Adjusted EBITDA.

    Adjusted EBITDA for VTR in U.S. dollar terms increased $5.1 million and $7.0 million for the three and nine months ended September 30, 2001, respectively, compared to the prior periods. On a functional currency basis, VTR's Adjusted EBITDA increased CP3.76 billion from CP1.58 billion for the three months ended September 30, 2000 to CP5.34 billion for the three months ended September 30, 2001. VTR's Adjusted EBITDA increased CP5.5 billion from CP6.11 billion for the nine months ended September 30, 2000 to CP11.61 billion for the nine months ended September 30, 2001. Telephone Adjusted EBITDA accounted for CP2.41 billion and CP4.55 billion of the total increase for the three and nine months ended September 30, 2001, respectively, primarily due to telephone subscriber growth outpacing development costs. Video Adjusted EBITDA on a functional currency basis remained flat from period to period. Although VTR experienced revenue growth, additional promotional and marketing costs were incurred as a result of increased competition for video subscribers. Internet Adjusted EBITDA on a functional currency basis also remained flat from period to period, as development costs kept pace with revenue growth. We expect these costs as a percentage of revenue to decline in future periods because development costs in general will taper off and certain costs have already been incurred and are fixed in relation to subscriber volumes.

Stock-Based Compensation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
UPC and subsidiaries	$7,606	$(3,104)	$448	$(25,849)
Austar United	816	1,967	4,010	6,685
ULA	(4,027)	(1,218)	(4,729)	9,218
VTR	(545)	2,081	1,253	8,986

Total stock-based compensation expense (credit)	$3,850	$(274)	$982	$(960)

    Stock-based compensation expense (included in selling, general and administrative expense) increased $4.1 million and $1.9 million for the three and nine months ended September 30, 2001, respectively, compared to the prior periods. Stock-based compensation expense is recorded as a result of applying variable-plan accounting to our subsidiaries' stock-based compensation plans. These plans include the UPC phantom stock option plan, the chellophantom stock option plan, the Priority Telecom stock option plan, the Austar United stock option plan, the ULA phantom stock option plan and the VTR phantom stock option plan. Under variable-plan accounting, increases in the fair market value of these vested options result in non-cash compensation charges to the statement of operations, while decreases in the fair market value to these vested options will cause a reversal of previous charges taken.

Depreciation and Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Europe	$233,630	$169,651	$686,971	$447,386
Asia/Pacific	27,433	24,844	87,509	79,642
Latin America	13,964	12,644	48,053	38,136
Corporate and other	551	380	1,291	1,132

Total depreciation and amortization expense	$275,578	$207,519	$823,824	$566,296

    Depreciation and amortization expense increased $68.1 million and $257.5 million for the three and nine months ended September 30, 2001, respectively, compared to the prior periods. On a functional currency basis, UPC's depreciation and amortization expense increased E75.0 million from E187.4 million for the three months ended September 30, 2000 to E262.4 million for the three months ended September 30, 2001. UPC's depreciation and amortization expense increased E290.7 million from E477.3 million for the nine months ended September 30, 2000 to E768.0 million for the nine months ended September 30, 2001. The increase resulted primarily from amortization of goodwill created in connection with acquisitions in 2000, as well as additional depreciation related to additional capital expenditures to upgrade the network in UPC's Western European systems and new-build for developing systems.

Impairment and Restructuring Charges

    During the second quarter of 2001, UPC identified indicators of possible impairment of long-lived assets, principally IRUs and related goodwill within its subsidiary, Priority Telecom. Such indicators included significant declines in the market value of publicly traded telecommunications providers and a change, subsequent to the acquisition of Cignal, in the way that certain assets from the Cignal acquisition would be used within Priority Telecom because of reduced levels of private equity funding activity for CLEC businesses generally and UPC's inability to obtain financing for Priority Telecom in 2001 as previously planned. The changes in strategic plans included a decision to phase-out the legacy international wholesale voice operations of Cignal. When UPC and Priority Telecom reached an agreement to acquire Cignal in the second quarter of 2000, the companies originally intended to continue the international wholesale voice operations of Cignal for the foreseeable future. This original plan for the international wholesale voice operations was considered in the determination of the consideration to be paid for Cignal and the subsequent allocation of the purchase price. This allocation was completed by an independent third party in November 2000. Using the strategic plan prepared for the contemplated financing, an impairment assessment test and measurement in accordance with SFAS 121 was completed, resulting in a write-down of tangible assets and related goodwill and other impairment charges of E319.0 ($278.9) million for the nine months ended September 30, 2001.

    Priority Telecom recorded restructuring and other impairment charges in connection with operations in Spain and other countries of E10.3 ($9.2) million for the three months ended September 30, 2001.

    A subsidiary of UPC has impaired the value of DTH boxes leased to certain former customers for which the recovery of the value of the boxes is unlikely. The amount of the impairment is based on the number of disconnected customers to whom the DTH boxes were rented, decreased by the number of collected boxes and multiplied by the net book value of the box at the end of the corresponding period. The amount of impairment charges for the three months ended September 30, 2001 totaled E19.4 ($17.3) million.

Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Europe	$15,378	$7,583	$40,252	$30,090
Asia/Pacific	1,499	4,670	4,690	13,419
Latin America	1,072	100	1,790	536
Corporate and other	13,177	19,070	41,416	57,168

Total interest income	$31,126	$31,423	$88,148	$101,213

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Europe	$(198,391)	$(160,042)	$(615,306)	$(456,057)
Asia/Pacific	(24,088)	(20,651)	(68,296)	(59,620)
Latin America	(3,267)	(4,098)	(14,792)	(19,458)
Corporate and other	(39,125)	(34,863)	(113,524)	(102,010)

Total interest expense	$(264,871)	$(219,654)	$(811,918)	$(637,145)

    Interest expense increased $45.2 million for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 and increased $174.8 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, the detail of which is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Cash Pay:
UPC Senior Notes	$(66,745)	$(67,306)	$(196,919)	$(198,850)
UPC Bank Facility and other	(53,337)	(30,631)	(194,998)	(68,494)
UPC other	—	(1,218)	—	(13,843)
UAP Notes	(17,251)	—	(25,876)	—
VTR Bank Facility	(1,764)	(3,585)	(9,538)	(14,443)
Austar Bank Facility	(5,917)	(4,878)	(15,484)	(13,543)
Other Latin America	(781)	296	(2,493)	(2,489)

	(145,795)	(107,322)	(445,308)	(311,662)

Non Cash:
UPC Senior Discount Notes accretion	(60,361)	(53,816)	(177,866)	(154,850)
United 1998 and 1999 Notes accretion	(37,797)	(34,034)	(110,535)	(99,526)
UAP Notes accretion	(110)	(14,932)	(24,512)	(43,323)
Amortization of deferred financing costs	(7,041)	(6,037)	(35,102)	(19,182)
Exchangeable Loan	(13,124)	—	(17,648)	—
Other	(643)	(3,513)	(947)	(8,602)

	(119,076)	(112,332)	(366,610)	(325,483)

Total interest expense	$(264,871)	$(219,654)	$(811,918)	$(637,145)

Foreign Currency Exchange Gain (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Europe	$206,006	$(148,074)	$115,257	$(262,849)
Asia/Pacific	(28)	(3,079)	1,552	(4,151)
Latin America	(21,084)	(17,343)	(146,452)	(25,606)

Total foreign currency exchange gain (loss), net	$184,894	$(168,496)	$(29,643)	$(292,606)

    Foreign currency exchange gain (loss) improved $353.4 million and $263.0 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in the prior year, primarily due to significant gains on UPC's derivatives. These gains were offset by the strengthening of the U.S. dollar to the Chilean peso during the three and nine months ended September 30, 2001 compared to the same periods in the prior year, as well as a loss of $41.9 million related to our entering into foreign currency exchange forward contracts during the nine months ended September 30, 2001 to reduce our currency exposure to the euro.

Proceeds from Litigation Settlement

    In May 2001, the United States Supreme Court affirmed the decision of the 10th Circuit U.S. Court of Appeals, which in April 2000 found in favor of us in our lawsuit against Wharf Holdings Limited. The lawsuit consisted of our claims of fraud, breach of fiduciary duty, breach of contract and negligent misrepresentation related to Wharf's grant to us in 1992 of an option to purchase a 10.0% equity interest in Wharf's cable television franchise in Hong Kong. The United States Supreme Court's decision affirms the 1997 U.S. District Court judgment in our favor, which, together with accrued interest, totaled gross and net proceeds of approximately $201.2 million and $194.8 million, respectively, which was received during the second and third quarter of 2001.

Provision for Loss on Investments

    We evaluate our investments in publicly traded securities accounted for under the equity method for impairment in accordance with APB 18 and SAB 59. Under APB 18, a loss in value of an investment accounted for under the equity method which is other than a temporary decline should be recognized as a realized loss, establishing a new carrying value for the investment. Based on our analysis of specific quantitative and qualitative factors as of September 30, 2001, we determined the decline in market value of SBS and PrimaCom to be other than temporary, and as a result we recorded a write-down of the book value of our investment in SBS and PrimaCom of E114.6 $(102.0) million and E261.3 ($232.6) million, respectively.

Minority Interests in Subsidiaries

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
UPC	$—	$273,001	$54,050	$650,735
Subsidiaries of UPC	30,986	4,170	98,855	6,548
Austar United	9,930	14,187	36,750	35,417
Other	401	—	3,043	235

Total minority interests in subsidiaries	$41,317	$291,358	$192,698	$692,935

    The minority interests' share of losses decreased $250.1 million and $500.2 million for the three and nine months ended September 30, 2001, respectively, compared to the prior periods, primarily due to the reduction of the minority interests' basis in the common equity of UPC to nil in January 2001. We cannot allocate a portion of UPC's net losses to the minority shareholders once the minority shareholders' common equity basis has been exhausted. We will consolidate 100% of the net losses of UPC until such time as the preference shareholders convert their holdings into common equity, or until additional common equity is contributed by third-party investors.

Share in Results of Affiliates

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Europe	$(40,660)	$(36,789)	$(97,072)	$(66,942)
Asia/Pacific	(11,029)	(4,659)	(24,849)	(9,189)
Latin America	(559)	(1,204)	(816)	(3,201)

Total share in results of affiliates	$(52,248)	$(42,652)	$(122,737)	$(79,332)

    Our share in results of affiliates increased $9.6 million and $43.4 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in the prior year, primarily due to the recognition of increased losses for TelstraSaturn, SBS, PrimaCom and Tevel.

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

	Inception to December 31, 2000		Nine Months Ended September 30, 2001		Total
	(In millions)
United (Parent Only)
Financing Sources:
Gross bond proceeds	$1,347.0		$—		$1,347.0
Gross equity proceeds	1,697.4		0.3		1,697.7
Asset sales, dividends and note payments	369.9		0.3		370.2
Interest income and other	181.5		33.6		215.1

Total sources	3,595.8		34.2		3,630.0

Application of Funds:
Investment in:
UPC	(717.8)		—		(717.8)
Asia/Pacific	(320.3)		(101.7)		(422.0)
ULA	(1,049.3	)(1)	(432.5	)(2)	(1,481.8)
Other	(44.5)		(2.2)		(46.7)

Total	(2,131.9)		(536.4)		(2,668.3)
Repayment of bonds	(532.1)		—		(532.1)
Offering costs	(102.2)		—		(102.2)
Litigation settlement	—		195.5		195.5
Corporate equipment and development	(31.0)		—		(31.0)
Corporate overhead and other	(166.0)		(28.9)		(194.9)

Total uses	(2,963.2)		(369.8)		(3,333.0)

Period change in cash	632.6		(335.6)		297.0
Cash, beginning of period	—		632.6		—

Cash, end of period	$632.6		$297.0		297.0

United's Subsidiaries
Cash, end of period:
UPC					822.6
Asia/Pacific					63.5
ULA					26.8
Other					8.2

Total United's subsidiaries					921.1

Total consolidated cash, cash equivalents, restricted cash and short-term liquid investments					$1,218.1

(1)
Includes loans to Liberty totaling $242.4 million.

(2)
Includes loans to Liberty totaling $267.6 million.

    United Parent.  We had $297.0 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of September 30, 2001. The primary use of cash in the next year will include continued funding to the Latin America region to meet the existing growth plans of our systems. We and/or our shareholders are considering making purchases of our outstanding equity and debt securities on the open market or in negotiated transactions. The timing and amount of such purchases, if any, will depend upon cash needs and market conditions, among other things. We believe that our existing capital resources will enable us to assist in satisfying the operating and development requirements of our subsidiaries and to cover corporate overhead for the next 12 months. To the extent we pursue new acquisitions or development opportunities, we will need to raise additional capital or seek strategic partners. As we do not currently generate positive operating cash flow, our ability to repay our long-term obligations will be dependent on developing one or more additional sources of cash.

    In April 1999, we sold $355.0 million principal amount of our senior discount notes for net proceeds of $208.9 million to a small group of institutions. As part of the original distribution arrangements for the United 1999 Notes, we agreed to assist the group in reselling the United 1999 Notes and to pay them the difference if the notes are sold for less than the price the institutions paid plus the then additional accreted value and they agreed in turn to pay us the difference if the notes were resold for a greater price than the institutions paid plus the then additional accreted value. In May 2001, we agreed to modifications of these distribution arrangements that provide, among other things, that: (1) the resale of the United 1999 Notes will not occur before May 23, 2002, except in certain circumstances, including if the announced transaction with Liberty does not close by November 30, 2001, (2) we or New United (the new holding company of which we will become a subsidiary in connection with its transaction with Liberty) will deposit and maintain up to $150.0 million in an account with one of the institutions that hold the United 1999 Notes, and (3) New United and certain of its subsidiaries will also guarantee our obligations under the United 1999 Notes and our obligations to pay the institutions the difference if the United 1999 Notes are sold for less than the price the institutions paid plus the then accreted value. A subsidiary of ours has deposited approximately $98.4 million in an account with one of the specified institutions. Because the Liberty transaction will not be closed before November 30, 2001, the Company is currently discussing alternative arrangements with the bondholders.

    UPC.  UPC had $822.6 million in cash, cash equivalents, restricted cash and short-term liquid investments on hand as of September 30, 2001. UPC has incurred substantial operating losses and negative cash flows from operations which have been driven by its continuing development efforts, including the introduction of new services such as digital video, telephone and Internet. Additionally, substantial capital expenditures have been required to deploy these services and to acquire businesses. UPC expects to incur operating losses at least through 2003, primarily as a result of the continued introduction of these new services and continued depreciation and amortization expense. UPC's business plan calls for substantial growth in the number of subscribers that will use these new services. In order for UPC to achieve consolidated operating profitability and positive operating cash flows, this growth requires the availability of capital resources that are sufficient to fund expected capital expenditures and operating losses. The Company believes that UPC can achieve the anticipated growth in subscribers and that the required capital resources will be available to fund expected capital expenditures and operating losses. UPC intends to continue to access the same sources of capital that it accessed in 1999 and 2000, as well as other less traditional sources, including vendor financing and/or obtaining equity partners in some of UPC's assets. UPC may also obtain funds from the sale of assets. UPC's estimates of the cash flows generated by these new services and the capital resources needed and available to complete their deployment could change, and such change could differ materially from the estimates used by UPC to evaluate its ability to realize its investments.

    Asia/Pacific.  Asia/Pacific had $63.5 million of cash, cash equivalents and short-term liquid investments on hand as of September 30, 2001, held almost exclusively by Austar United. The UAP Notes began to accrue interest on a cash-pay basis May 15, 2001, with the first payment of $34.5 million due November 15, 2001. UAP does not have enough cash to make this interest payment. If UAP does not make the interest payment on November 15, 2001, the holders of the UAP Notes will have various remedies. If the failure to pay continues for a period of 30 days or more, the trustee under the Indenture governing the UAP Notes, on its own initiative or at the request of the holders of the UAP Notes, can declare the entire unpaid principal and accrued interest of the UAP Notes to be due and payable. The trustee, either independently or at the request of the UAP Note holders, could initiate bankruptcy proceedings against UAP, sue to recover the amount of the UAP Notes or take any other action available to creditors. Based upon current market prices, the value of UAP's assets is significantly less than the amount of the outstanding principal and accrued interest on the UAP Notes. While UAP has sought financing from United, at this point it is unlikely United will make such contribution.

    We believe Austar United's working capital and projected operating cash flow as of September 30, 2001 are sufficient to fund Austar United's operations and meet Austar United's budgeted capital expenditure requirements through the remainder of 2001. Management expects Austar United to continue to incur operating losses in the near future, especially from its newer services such as Content, telephone and Internet. Given its liquidity needs, Austar United may need to consider slowing the growth of its Internet or other businesses to conserve cash. We cannot be assured that Austar United will be able to achieve consolidated operating profitability and/or positive operating cash flows from its video, telephone and Internet businesses. Austar United is in the process of restructuring its A$400.0 ($196.6) million Austar Bank Facility, and expects that such restructuring can be completed by the end of 2001. If Austar United is unable to refinance this facility, it is likely that certain of the financial covenants required by the facility will not be met as of December 31, 2001. Austar United may need to negotiate a waiver of the financial covenants, sell assets or obtain funding from external sources to repay this amount if it becomes due and payable in the first quarter of 2002, and continue to pay its other liabilities when due. We cannot be assured that Austar United will be successful in obtaining a waiver of financial covenants or be successful in renegotiating or otherwise refinancing this facility. If the Austar Bank Facility indebtedness is accelerated, the acceleration may constitute an event of default under the UAP Notes and the holders of the UAP Notes would have certain remedies discussed above.

    ULA.  ULA had $26.8 million of cash, cash equivalents, restricted cash and short-term liquid investments on hand as of September 30, 2001, held almost exclusively by VTR. We believe VTR's working capital and projected operating cash flow as of September 30, 2001 are sufficient to fund its operations through the remainder of 2001. To the extent VTR's budgeted capital expenditures exceed net projected operating cash flow, VTR will need to seek funding from us or reduce its planned expenditures. VTR intends to refinance its $176.0 million VTR Bank Facility by the end of first quarter 2002. If VTR is unable to refinance this facility, it will become due and payable on April 29, 2002. VTR may need to sell assets or obtain funding from external sources to repay this amount when due. To the extent ULA pursues additional acquisitions or development opportunities, ULA will need to raise additional capital or seek strategic partners.

Statements of Cash Flows

    We had cash and cash equivalents of $1,010.2 million as of September 30, 2001, a decrease of $866.6 million from $1,876.8 million as of December 31, 2000. Cash and cash equivalents of $444.6 million as of September 30, 2000 represented a decrease of $1,481.3 million from $1,925.9 million as of December 31, 1999.

	Nine Months Ended September 30,
	2001	2000
	(In thousands)
Cash flows from operating activities	$(619,310)	$(522,278)
Cash flows from investing activities	(980,289)	(3,280,833)
Cash flows from financing activities	717,420	2,470,690
Effect of exchange rates on cash	(38,201)	(148,867)

Net increase in cash and cash equivalents	(920,380)	(1,481,288)
Cash and cash equivalents at beginning of period	1,876,828	1,925,915

Cash and cash equivalents at end of period	$956,448	$444,627

Nine Months Ended September 30, 2001

    The principle source of cash during the nine months ended September 30, 2001 was proceeds from UPC's Exchangeable Loan of $856.8 million. Additional sources of cash included $584.1 million of borrowings on the UPC Bank Facility, $274.7 million of net proceeds from the sale of short-term liquid investments, $4.6 million from the exercise of stock options and $9.3 million from affiliate dividends and other investing and financing sources.

    Principal uses of cash during the nine months ended September 30, 2001 included $706.5 million for the repayment of debt, $703.3 million of capital expenditures, $274.6 million in loans to Liberty and other affiliates and $38.2 million negative exchange rate effect on cash. Additional uses of cash included $98.4 million cash put on deposit with one of the institutions that hold the United 1999 Notes, $87.5 million cash put on deposit as collateral for our forward foreign exchange contracts and for the VTR Bank Facility, $59.8 million for investments in affiliates, $39.9 million for new acquisitions, $22.4 million for deferred financing costs and $619.3 million for operating activities.

Nine Months Ended September 30, 2000

    Principal sources of cash during the nine months ended September 30, 2000 included $1,612.2 million in proceeds from the issuance of senior notes and senior discount notes by UPC and $1,215.4 million of borrowings, including $469.3 million under a UPC bridge loan and $620.2 million under various UPC subsidiary bank facilities. Additional sources of cash included net proceeds of $102.4 million from Austar United's second public offering of common equity securities, $11.5 million from the exercise of stock options and $13.7 million from affiliate dividends and other investing and financing sources.

    Principal uses of cash during the nine months ended September 30, 2000 included $1,006.0 million for the acquisition of the K&T Group in The Netherlands, $381.5 million for other acquisitions, $1,186.2 million of capital expenditures for system upgrade and new-build activities, $389.2 million of net cash invested in short-term liquid investments, $414.7 million for repayments of debt, $160.6 million for an additional investment in SBS, $122.1 million for shares in Primacom, $48.9 million of other investments in affiliates, $148.9 million negative exchange rate effect on cash, $56.1 million for deferred financing costs and $522.3 million for operating activities.

Consolidated Capital Expenditures

    In recent years we have been upgrading our existing cable television system infrastructure and constructing our new-build infrastructure with two-way high-speed capacity technology to support digital video, telephone and Internet access services. Capital expenditures for the upgrade and new-build construction can be reduced at our discretion, although such reductions require lead time in order to complete work in progress and can result in higher total costs of construction. In addition to the network infrastructure and related equipment and capital resources described above, development of UPC's newer businesses such aschello broadband, Priority Telecom, its digital distribution platform and DTH require capital expenditures. In addition, expansion into Central Europe, construction and development of UPC's pan-European distribution and programming facilities, network operating center and related support systems require capital expenditures.

Restrictions under Indentures

    Our subsidiaries, unless designated as "unrestricted subsidiaries", are restricted by the covenants in our indentures dated February 5, 1998 and April 29, 1999. We have designated certain of our subsidiaries, such as UAP, as "unrestricted subsidiaries" pursuant to the terms of our indentures. Our indentures place certain limitations on our subsidiaries from borrowing money, paying dividends or repurchasing stock, making investments, creating certain liens, engaging in certain transactions with affiliates, and selling certain assets or merging with or into other companies. These indentures generally place limitations on the additional amount of debt that our subsidiaries may borrow, preferred shares that they may issue, and the amount and type of investments our subsidiaries may make. Furthermore, UPC's activities are restricted by the covenants under UPC's indentures dated July 30, 1999, October 29, 1999 and January 20, 2000 and UAP's activities are restricted by the covenants under UAP's indentures dated May 14, 1996 and September 23, 1997. UPC's and UAP's indentures place similar limitations on their activities.

Information about UPC Stock Listing

    As of September 30, 2001 UPC has negative shareholders equity. We believe this does not affect the fundamentals of UPC's business and is a function of the significant capital investment that is typical of the telecommunications industry, that results in large depreciation and amortization charges. Upon occurrence of the event, UPC reported this deficit to the Euronext. It is expected that the Euronext will put UPC's shares on the "penalty bench" until such moment that UPC returns to positive shareholders equity. UPC's shares could be removed from the AEX index after three months. This would not, however, result in a delisting of UPC's shares. UPC believes this trading measure will not have an impact on its business operations. In accordance with the Dutch Civil Code, UPC will address the issue of its negative equity at the next general shareholders' meeting.

    UPC's ordinary shares A are traded in the form of American Depositary Shares on the Nasdaq National Market under the symbol "UPCOY". Nasdaq has traditionally maintained certain rules regarding bid prices for continued listing on the market. The minimum bid applicable to UPC for continued listing has been $1.00. On September 27, 2001, Nasdaq announced a suspension of the minimum bid requirements for continued listing. The suspension of these requirements will remain in effect until at least January 2, 2002. After that date, we are not certain whether Nasdaq will re-institute the minimum bid requirements for continued listing on the market. On August 16, 2001, UPC's stock began trading below the $1.00 minimum bid price and has not traded above $1.00 to date. UPC will not be considered deficient in our continued listing requirements with Nasdaq while the suspension of the requirement remains in effect. Should Nasdaq reinstate the minimum bid requirement and if UPC's shares continue to trade below that minimum bid requirement, UPC would potentially be subject to having its ADRs no longer eligible for trading on Nasdaq's National Market.

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

	Number of Shares	Fair Value September 30, 2001
		(In thousands)
PrimaCom	4,948,039	$18,456
SBS	6,000,000	$96,000

    As of September 30, 2001, we are also exposed to equity price fluctuations related to UPC's debt which is convertible into UPC ordinary shares. The table below provides information about this convertible debt, including expected cash flows and related weighted-average interest rates.

	September 30, 2001		Expected Repayment as of December 31,
	Book Value	Fair Value	2001	2002
	(In thousands)
DIC Loan, 10.0% per annum	$49,024	$49,024	$—	$49,024

Impact of Foreign Currency Rate Changes

    The functional currency of our major systems UPC, Austar United and VTR is the Euro, Australian dollar and Chilean peso, respectively. We are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' monetary assets and liabilities and the financial results of foreign subsidiaries when their respective financial statements are translated into U.S. dollars during consolidation. Foreign currency rate changes also affect our share in results of our unconsolidated affiliates. Our exposure to foreign exchange rate fluctuations also arises from items such as the cost of equipment, management fees, programming costs and certain other charges that are denominated in U.S. dollars but recorded in the functional currency of the foreign subsidiary. The relationship between these foreign currencies and the U.S. dollar, which is our reporting currency, is shown below, per one U.S. dollar:

	Spot Rate			Three Month Average Rate			Nine Month Average Rate
	Euro	Australian Dollar	Chilean Peso	Euro	Australian Dollar	Chilean Peso	Euro	Australian Dollar	Chilean Peso
December 31, 2000	1.0770	1.7897	573.7500	—	—	—	—	—	—
September 30, 2001	1.0932	2.0348	693.1500	1.1233	1.9507	670.9250	1.1212	1.9305	617.6969
September 30, 2000	—	—	—	1.1046	1.7408	552.9413	1.0654	1.6882	528.7113
% Devaluation	1.5%	13.7%	20.8%	1.7%	12.1%	21.3%	5.2%	14.4%	16.8%

    The table below presents the impact of foreign currency fluctuations on revenue and Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
UPC:
Revenue	$304,855	$233,457	$924,372	$652,896

Adjusted EBITDA	$(32,791)	$(87,413)	$(135,579)	$(217,741)

Revenue based on prior year exchange rates	$310,016	$233,457	$969,950	$652,896

Adjusted EBITDA based on prior year exchange rates	$(33,346)	$(87,413)	$(142,679)	$(217,741)

Revenue impact	$(5,161)	$—	$(45,578)	$—

Adjusted EBITDA impact	$555	$—	$7,100	$—

Austar United:
Revenue	$44,325	$44,053	$132,925	$133,248

Adjusted EBITDA	$(10,387)	$(14,185)	$(36,129)	$(28,077)

Revenue based on prior year exchange rates	$49,670	$44,053	$151,996	$133,248

Adjusted EBITDA based on prior year exchange rates	$(11,640)	$(14,185)	$(41,317)	$(28,077)

Revenue impact	$(5,345)	$—	$(19,071)	$—

Adjusted EBITDA impact	$1,253	$—	$5,188	$—

VTR:
Revenue	$41,244	$36,960	$123,933	$109,203

Adjusted EBITDA	$7,965	$2,882	$18,591	$11,620

Revenue based on prior year exchange rates	$49,996	$36,960	$144,645	$109,203

Adjusted EBITDA based on prior year exchange rates	$9,659	$2,882	$21,958	$11,620

Revenue impact	$(8,752)	$—	$(20,712)	$—

Adjusted EBITDA impact	$(1,694)	$—	$(3,367)	$—

    The table below presents the foreign currency translation adjustments arising from translating our foreign subsidiaries' assets and liabilities into U.S. dollars for the three quarters ended September 30, 2001 and 2000.

	For the Three Months Ended
	March 31,		June 30,		September 30,
	2001	2000	2001	2000	2001	2000
	(In thousands)
Foreign Currency Translation Adjustments	$(43,753)	$(23,149)	$46,833	$(42,599)	$(125,208)	$(30,627)

    Certain of our operating companies have notes payable and notes receivable which are denominated in a currency other than their own functional currency, as follows:

	September 30, 2001	December 31, 2000
	(In thousands)
U.S. dollar-denominated debt:
UPC 12.5% Senior Discount Notes due 2009(1)	$521,240	$475,854
UPC 13.375% Senior Discount Notes due 2009(1)	320,601	290,974
UPC 13.75% Senior Discount Notes due 2010(1)	642,335	581,253
UPC 11.25% Senior Notes due 2010(1)	596,267	595,742
UPC Polska Senior Discount Notes(1)	337,399	300,163
UPC Bank Facility(1)	—	107,500
Exchangeable Loan(1)	874,166	—
VTR Bank Facility(2)	176,000	176,000
Intercompany Loan to VTR(2)	326,475	218,991

	$3,794,483	$2,746,477

(1)
Functional currency is euros

(2)
Functional currency is Chilean Pesos.

    Occasionally we will execute hedge transactions to reduce our exposure to foreign currency exchange rate risk. In connection with UPC's offering of senior notes in July 1999, October 1999 and January 2000, UPC entered into cross-currency swap agreements, exchanging dollar-denominated notes into euro-denominated notes. In connection with the anticipated closing of the Liberty transaction and the previously anticipated rights offering of UPC, we entered into forward contracts with Toronto Dominion Securities to purchase E1.0 billion at a fixed conversion rate of 1.0797. For the nine months ended September 30, 2001, the total unrealized and realized loss on the forward contracts was $41.9 million. Subsequent to September 30, 2001, the remaining notional amount was settled for $0.9 million, resulting in a cumulative realized loss of $42.8 million.

Interest Rate Sensitivity

    The table below provides information about our primary debt obligations. The variable rate financial instruments are sensitive to changes in interest rates. The information is presented in U.S. dollar equivalents, which is our reporting currency.

	As of September 30, 2001		Expected payment as of December 31,
	Book Value	Fair Value	2001	2002	2003	2004	2005	Thereafter	Total
			(In thousands, except interest rates)
Fixed rate United 1998 Notes (dollar)	$1,190,955	$398,750	$—	$—	$—	$—	$—	$1,190,955	$1,190,955
Average interest rate	10.75%	—
Fixed rate United 1999 Notes (dollar)	$270,087	$35,500	$—	$—	$—	$—	$—	$270,087	$270,087
Average interest rate	10.875%	—
Variable rate UPC Senior Notes due 2009 (dollar)	$799,996	$118,000	$—	$—	$—	$—	$—	$799,996	$799,996
Average interest rate	10.875%	—
Fixed rate UPC Senior Notes due 2009 (euro)	$274,424	$38,419	$—	$—	$—	$—	$—	$274,424	$274,424
Average interest rate	10.875%	—
Fixed rate UPC Senior Discount Notes due 2009 (dollar)	$521,240	$32,574	$—	$—	$—	$—	$—	$521,240	$521,240
Average interest rate	12.50%	—
Variable rate UPC Senior Notes due 2007 (dollar)	$199,999	$29,500	$—	$—	$—	$—	$—	$199,999	$199,999
Average interest rate	10.875%	—
Fixed rate UPC Senior Notes due 2007 (euro)	$91,475	$12,806	$—	$—	$—	$—	$—	$91,475	$91,475
Average interest rate	10.875%	—
Variable rate UPC Senior Notes due 2009 (dollar)	$250,495	$37,170	$—	$—	$—	$—	$—	$250,495	$250,495
Average interest rate	11.25%	—
Fixed rate UPC Senior Notes due 2009 (euro)	$91,838	$12,935	$—	$—	$—	$—	$—	$91,838	$91,838
Average interest rate	11.25%	—
Fixed rate UPC Senior Discount Notes due 2009 (dollar)	$320,601	$20,029	$—	$—	$—	$—	$—	$320,601	$320,601
Average interest rate	13.375%	—
Fixed rate UPC Senior Discount Notes due 2009 (euro)	$117,247	$8,785	$—	$—	$—	$—	$—	$117,247	$117,247
Average interest rate	13.375%	—
Fixed rate UPC Senior Notes due 2010 (dollar)	$596,267	$88,500	$—	$—	$—	$—	$—	$596,267	$596,267
Average interest rate	11.25%	—
Fixed rate UPC Senior Notes due 2010 (euro)	$181,812	$25,613	$—	$—	$—	$—	$—	$181,812	$181,812
Average interest rate	11.25%	—
Fixed rate UPC Senior Notes due 2010 (dollar)	$298,151	$44,250	$—	$—	$—	$—	$—	$298,151	$298,151
Average interest rate	11.50%	—
Fixed rate UPC Senior Discount Notes due 2010 (dollar)	$642,335	$39,323	$—	$—	$—	$—	$—	$642,335	$642,335
Average interest rate	13.75%	—
Fixed rate UPC DIC Loan (dollar)	$49,024	$49,024	$—	$49,024	$—	$—	$—	$—	$49,024
Average interest rate	10.00%	—
Fixed rate UPC Polska Senior Discount Notes	$337,399	$42,220	$—	$—	$14,506	$—	$—	$322,893	$337,399
Average interest rate	7.00% - 14.50%	—
Fixed rate UAP Notes	$490,753	$73,930	$—	$—	$—	$—	$—	$490,753	$490,753
Average interest rate	14.00%	—
Exchangeable Loan	$874,166	$874,166	$—	$—	$—	$—	$—	$874,166	$874,166
Average interest rate	6.00%	—
Variable rate UPC Bank Facility	$2,721,273	$2,721,273	$—	$—	$—	$290,202	$518,889	$1,912,182	$2,721,273
Average interest rate	7.46%	—
Variable rate VTR Bank Facility	$176,000	$176,000	$176,000	$—	$—	$—	$—	$—	$176,000
Average interest rate	9.74%	—
Variable rate Austar Bank Facility (Australian dollar)	$196,580	$196,580	$—	$6,313	$34,719	$55,462	$66,734	$33,352	$196,580
Average interest rate	6.68%	—

	$10,692,117	$5,075,347	$176,000	$55,337	$49,225	$345,664	$585,623	$9,480,268	$10,692,117

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

PART II—OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

    None.

(b)
Reports on Form 8-K filed during the quarter

United
Date of Filing	Date of Event	Item Reported
August 29, 2001	August 29, 2001	Item 9—Announcement that UnitedGlobalCom, Inc. and Liberty Media Corporation continue to prepare definitive documents with respect to their previously announced transaction.
October 2, 2001	October 1, 2001
Item 9—Announcement that UnitedGlobalCom, Inc.'s Board of Directors has not declared dividends on the 7% Series C or Series D Senior Cumulative Preferred Stock for the quarter ended September 30, 2001.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UnitedGlobalCom, Inc.
Date:	November 14, 2001
By:	/s/ Valerie L. Cover Valerie L. Cover Controller and Vice President (a Duly Authorized Officer and Principal Accounting Officer)